Form 10-Q
period 2000-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2000-09-18
CIK 836690

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-31157

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                    23-2507402
       ------------                                    ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
    of incorporation)

  420 LAPP ROAD, MALVERN, PENNSYLVANIA                                 19355
  ------------------------------------                                 -----
(Address of principal executive offices)                             (Zip Code)

                                 (610) 889-9898
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

     As of September 13, 2000, there were 12,593,503 shares of the Registrant's Common Stock, with par value of $.001 outstanding.

===============================================================================

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                             FORM 10-Q JUNE 30, 2000
                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                                Page No.
                                                                                                    --------
   Item 1.     FINANCIAL STATEMENTS (unaudited)

               Balance Sheets - September 30, 1999 and June 30, 2000                                   3

               Statements of Operations - Three and Nine Months Ended June 30, 1999 and 2000           4

               Statements of Cash Flows - Nine Months Ended June 30, 1999 and 2000.                    5

               Notes to Financial Statements                                                           6

   Item 2.     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          6-12

   Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                             12

   PART II     OTHER INFORMATION                                                                       12

   Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                                              12

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     13

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                       13

 Signatures                                                                                            14

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                                 BALANCE SHEETS
                                  (unaudited)

                                                                                 September 30,      June 30,
                                                                                     1999            2000
                                                                                 ------------    ------------
                                ASSETS
Current Assets:
     Cash and cash equivalents ...............................................   $  4,638,607    $  2,962,902
     Accounts receivable .....................................................      3,413,771       7,725,991
     Inventories .............................................................      3,496,773       3,863,676
     Deferred taxes ..........................................................         23,530          23,530
     Prepaid expenses ........................................................         66,104         312,517
                                                                                 ------------    ------------
          Total current assets ...............................................     11,638,785      14,888,616
                                                                                 ------------    ------------

Property and Equipment:
     Computers and test equipment ............................................      1,646,659       5,059,200
     Furniture and office equipment ..........................................        341,042         350,407
     Leasehold improvements ..................................................         50,205          50,205
                                                                                 ------------    ------------
                                                                                    2,037,906       5,459,812
     Less--Accumulated depreciation ..........................................     (1,292,716)     (1,532,156)
                                                                                 ------------    ------------
          Net property and equipment .........................................        745,190       3,927,656
Deposits and Other Assets ....................................................         24,202         134,744
                                                                                 ------------    ------------
Deferred Taxes ...............................................................        204,012         204,012
                                                                                 ------------    ------------
                                                                                 $ 12,612,189    $ 19,155,028
                                                                                 ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Current portion of capitalized lease obligations ........................         23,831          20,760
     Accounts payable ........................................................        888,052       2,356,472
     Accrued expenses ........................................................      1,385,143       1,457,494
     Deferred revenue ........................................................        784,707         167,975
                                                                                 ------------    ------------
          Total current liabilities ..........................................      3,081,733       4,002,701
                                                                                 ------------    ------------
Capitalized Lease Obligations ................................................         45,764          34,245
                                                                                 ------------    ------------
Deferred Revenue .............................................................        549,420         561,438
                                                                                 ------------    ------------
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, 500,000 shares authorized--Class A Convertible stock,
        $.001 par value; 200,000 shares authorized, 177,092 shares issued and
        outstanding (liquidation value of $4,250,208 at June 30, 2000) .......            177             177
     Common stock, $.001 par value; 10,000,000 shares authorized,
        6,766,213 and 7,180,240 shares issued and outstanding at September 30,
        1999 and June 30, 2000, respectively .................................          6,766           7,180
     Additional paid-in capital ..............................................      8,749,376       9,747,394
     Retained earnings .......................................................        178,953       4,801,893
                                                                                 ------------    ------------
          Total shareholders' equity .........................................      8,935,272      14,556,644
                                                                                 ------------    ------------
                                                                                 $ 12,612,189    $ 19,155,028
                                                                                 ============    ============

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                       Three Months   Three Months   Nine Months     Nine Months
                                          Ended          Ended          Ended           Ended
                                      June 30, 1999  June 30, 2000  June 30, 1999   June 30, 2000
                                      -------------  -------------  -------------   -------------

Revenues ..........................     $6,849,415    $10,091,429    $15,763,366     $23,650,216
Cost of Sales .....................      3,166,894      4,361,126      7,861,772      10,761,005
                                      ------------   ------------   ------------    ------------

Gross Profit ......................      3,682,521      5,730,303      7,901,594      12,889,211
                                      ------------   ------------   ------------    ------------

Research and Development ..........        521,379        910,878      1,399,299       2,268,180
Selling, General and Administrative        813,142      1,391,747      2,016,295       3,441,607
                                      ------------   ------------   ------------    ------------

Operating Income ..................      2,348,000      3,427,678      4,486,000       7,179,424
Interest Income (Expense), net ....         19,229         78,863        (11,548)        214,174
                                      ------------   ------------   ------------    ------------

Income Before Income Taxes ........      2,367,229      3,506,541      4,474,452       7,393,598
Income Tax Expense ................        889,784      1,350,018      1,681,835       2,770,658
                                      ------------   ------------   ------------    ------------

Net Income ........................     $1,477,445     $2,156,523     $2,792,617      $4,622,940
                                      ============   ============   ============    ============
Net Income Per Common Share
     Basic ........................          $0.22          $0.30          $0.41           $0.66
     Diluted ......................          $0.16          $0.22          $0.31           $0.47

Weighted Average Shares Outstanding
     Basic ........................      6,765,791      7,180,240      6,740,493       7,049,122
     Diluted ......................      9,338,343      9,834,129      9,098,829       9,765,930


The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              For the Nine Months  For the Nine Months
                                                                Ended June 30,        Ended June 30
                                                                     1999                 2000
                                                                     ----                 ----
Cash Flows From Operating Activities:
   Net income ................................................    $2,792,617           $4,622,940
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .............................       163,902              239,440
   (Increase)/decrease in --
   Accounts receivable .......................................       626,323           (4,312,220)
   Inventories ...............................................      (832,263)            (366,903)
   Prepaid expenses and other ................................       (10,214)            (356,955)
   Increase/(decrease) in --
   Accounts payable ..........................................    (1,193,263)           1,468,420
   Accrued expenses ..........................................     1,939,122               72,351
   Deferred revenue ..........................................       625,476             (604,714)
                                                                 -----------          -----------
     Net cash provided by operating activities ...............     4,111,700              762,359
                                                                 -----------          -----------

Cash Flows From Investing Activities:
   Purchases of property and equipment .......................      (383,794)          (3,421,906)
                                                                 -----------          -----------

Cash Flows From Financing Activities:
   Repayments on notes .......................................      (250,000)                --
   Repayments on credit facility .............................      (550,000)                --
   Repayments of capitalized lease obligations ...............       (51,311)             (14,590)
   Proceeds from the exercise of stock options ...............          --                998,432
                                                                 -----------          -----------
     Net cash (used in) provided by financing activities .....      (851,311)             983,842
                                                                 -----------          -----------

Net Increase (Decrease) In Cash and Cash Equivalents .........     2,876,595           (1,675,705)
Cash and Cash Equivalents, Beginning of Year .................       102,150            4,638,607
                                                                 -----------          -----------
Cash and Cash Equivalents, End of Year .......................    $2,978,745           $2,962,902
                                                                 ===========          ===========


The accompanying notes are an integral part of these statements.

1.   Basis of Presentation:

     Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems to the military and governmental, commercial air transport and corporate aviation markets.

     The balance sheet as of June 30, 2000, the statements of operations for the three and nine months ended June 30, 1999 and 2000 and the statements of cash flows for the nine months ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Final Prospectus, which makes up a part of the Registration Statement on Form S-1 (File No. 333-36584) as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2.   Initial Public Offering

     In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of Common stock.

3.   Net income per Share

     Net income per share ("EPS") is calculated using the principles of SFAS No.
128. On July 7, 2000, the Company's Board of Directors approved a split of the Company's common shares on a 1.09624-to-1 basis. All references in the financial statements to the number of common shares and to per share amounts have been retroactively stated to reflect the common share split.

     A reconciliation of weighted average shares outstanding -- basic to the weighted average shares outstanding -- diluted appears below:

                                                    Three months ended            Nine months ended
                                                          June 30,                     June 30,
                                                     1999          2000            1999         2000
                                                   ---------    ---------        ---------    ---------
Weighted average shares outstanding:
  Basic........................................... 6,765,791    7,180,240        6,740,493    7,049,122

Potentially dilutive securities:
  Employee Stock Options..........................   226,157      405,444          121,582      384,821
  Preferred Stock................................. 1,941,353    1,941,353        1,941,353    1,941,353
  Warrants........................................   405,042      307,092          295,401      390,634
                                                   ---------    ---------        ---------    ---------
Weighted average shares outstanding:
  Diluted......................................... 9,338,343    9,834,129        9,098,829    9,765,930
                                                   =========    =========        =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We were founded in 1988, and we design, manufacture and sell flight information computers, electronic displays and advanced monitoring systems to the military and government, commercial air transport and corporate aviation markets.

     Our revenues are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily have sold our products to commercial customers for end use in government and military programs. These sales to commercial contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

     We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) -compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. Assuming the government exercises its options for the remaining aircraft, we expect the program to continue through fiscal year 2002.

     We have recently begun marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We have entered into an agreement with Pilatus Business Aircraft, Ltd. to offer our CIP in their PC 12 business aircraft. We expect to begin recording revenues from our flat panel display during fiscal year 2001.

     Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Because our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a finished system, we believe that we can achieve flexible manufacturing capacity while controlling overhead expenses. In addition, many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, business travel, and outside services costs related to our production, purchasing, material control and quality departments as well as warranty costs.

     We intend to continue to invest in the development of new products and the enhancement of our existing product line. We expense research and development costs related to future product development as they are incurred.

     Our selling, general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, and recruiting, legal, accounting and other general corporate expenses.

Nine Months Ended June 30, 2000 Compared to the Nine Months Ended June 30, 1999

     Revenues. Revenues increased $7.9 million, or 50.0%, to $23.7 million for the nine months ended June 30, 2000 from $15.8 million for the nine months ended June 30, 1999. The increase was primarily attributable to RVSM product shipments for the KC-135 program.

     Cost of Sales. Cost of sales increased $2.9 million, or 36.9%, to $10.8 million, or 45.5% of revenues, for the nine months ended June 30, 2000 from $7.9 million, or 49.9% of revenues, for the nine months ended June 30, 1999. The increase in dollar amount was related to the increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

     Research and development. Research and development expenses increased $869,000, or 62.1%, to $2.3 million, or 9.6% of revenues, for the nine months ended June 30, 2000 from $1.4 million, or 8.9% of revenues, for the nine months ended June 30, 1999. This increase in dollar amount was primarily due to engineering efforts related to the introduction of new products, including our flat panel display, an engine pressure ratio transmitter, a low-cost altimeter and ongoing enhancements and improvements to existing products. The increase in research and development spending reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $1.4 million, or 70.7%, to $3.4 million, or 14.6% of revenues, for the nine months ended June 30, 2000 from $2.0 million, or 12.8% of revenues, for the nine months ended June 30, 1999. The increase in dollar amount and as a percentage of revenues reflects our investment in personnel and infrastructure to support our continued growth.

     Interest income (expense), net. Net interest income was $214,000 for the nine months ended June 30, 2000 as compared to net interest expense of $12,000 for the nine months ended June 30, 1999. Net interest income for the nine months ended June 30, 2000 was due to higher cash balances during the period. Net interest expense for the nine months ended June 30, 1999 was due to outstanding borrowings under our credit facility and lower cash balances.

     Income tax expense. Income tax expense was $2.8 million for the nine months ended June 30, 2000 compared to an income tax expense of $1.7 million for the nine months ended June 30, 1999. The increased amount was the direct result of higher income before tax. Effective tax rates decreased to 37.5% for the nine months ended June 30, 2000 from 37.6% for the nine months ended June 30, 1999 due to a difference in the effective state tax rates.

     Net income. As a result of the factors described above, our net income increased $1.8 million, or 65.5%, to $4.6 million, or 19.5% of revenues, for the nine months ended June 30, 2000 from $2.8 million, or 17.7% of revenues, for the nine months ended June 30, 1999.

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

     Revenues. Revenues increased $3.2 million, or 47.3%, to $10.1 million for the three months ended June 30, 2000 from $6.9 million in the three months ended June 30, 1999. The increase was principally due to shipments of RVSM air data systems for the KC-135 aircraft.

     Cost of Sales. Cost of sales increased $1.2 million, or 37.7%, to $4.4 million, or 43.2% of revenues, in the three months ended June 30, 2000 from $3.2 million, or 46.2% of revenues, in the three months ended June 30, 1999. The increase in dollar amount of cost of sales was related to our increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program.

     Research and development. Research and development expense increased $390,000, or 74.7%, to $911,000, or 9.0% of revenues, in the three months ended June 30, 2000 from $521,000, or 7.6% of revenues, in the three months ended June 30, 1999. The dollar increase in research and development expense was primarily due to engineering efforts related to the introduction of new products, including our flat panel display, an engine pressure ratio transmitter, a low-cost altimeter and ongoing enhancements and improvements to existing products. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $579,000, or 71.2%, to $1.4 million, or 13.8% of revenues, in the three months ended June 30, 2000 from $813,000, or 11.9% of revenues, in the three months ended June 30, 1999. The increase in dollar amount and as a percentage of revenues reflects our investment in personnel and infrastructure to support our continued growth.

     Interest income (expense), net. Net interest income was $79,000 in the three months ended June 30, 2000 as compared to net interest income of $19,000 in the three months ended June 30, 1999. The increased interest income in the three months ended June 30, 2000 was the result of higher average cash balances in the period.

     Income tax expense, net. We recognized an income tax expense of $1.4 million for an effective rate of 38.5% for the three months ended June 30, 2000. In the three months ended June 30, 1999 we recorded a tax expense $890,000 for an effective rate of 37.6%. The increase is due to a difference in the effective state tax rates.

     Net income. As a result of the factors described above, our net income increased $679,000, or 46.0%, to $2.2 million, or 21.4% of revenues.

Liquidity and Capital Resources

     Our main sources of liquidity have been cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

     Net cash flow provided from operating activities was $762,000 for the nine months ended June 30, 2000 as compared to $4.1 million for the nine months ended June 30, 1999. The decrease is a result of higher net income that was more than offset by increases in accounts receivable.

     Net cash used in investing activities was $3.4 million for the nine months ended June 30, 2000 as compared to $384,000 for the nine months ended June 30, 1999, all of which related to purchases of property and equipment. The increase in the nine months ended June 30, 2000 was primarily due to the Company's purchase of a Pilatus PC 12 aircraft. The aircraft will serve as a test bed for our new air data and flat panel products, as a sales/marketing tool for demonstrating our products to our customers and will be utilized for business travel.

     Net cash flow provided by financing activities was $984,000 for the nine months ended June 30, 2000 as compared to cash used of $851,000 for the nine months ended June 30, 1999. This increase was primarily due to the exercise of warrants during the nine months ended June 30, 2000. In contrast, the use of funds during the nine months ended June 30, 1999 was attributable to repayment of loans and capital lease obligations.

     At June 30, 2000 we had a credit facility, which provided for borrowings of up to $1.0 million, increasing to $2.0 million under certain circumstances. The credit facility bears interest at the higher of the prime rate plus 1.5% or the bank's cost of funds, as defined in the credit facility, plus 2.5%. As of June 30, 2000, we had no amounts outstanding under the credit facility. The credit facility expired in August 2000. We are currently negotiating with our lender and intend to enter into a new credit facility providing for increased borrowing limits.

     In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering.

     Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our initial public offering and any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we anticipate, develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

RISK FACTORS

     This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

-most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

-we currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

-our business currently derives a large portion of its revenues from one military retrofit program, the loss of which could reduce our revenues.

-the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements.

-we rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

-our government retrofit projects allow the government agency or government contractor to terminate or modify their contracts with us.

-we depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

-if we do not manage our rapid growth, improve existing processes and implement new systems, procedures and controls, we may use resources, including your investment, inefficiently and our ability to serve our customers and capitalize on market opportunities may suffer.

-our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

-our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

     o    variations in demand for our products;

     o the timing of the introduction of RVSM requirements on various flight routes;

     o the capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

     o changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

     o delays in introducing or obtaining government approval for new products;

     o    new product introductions by competitors;

     o changes in our pricing policies or the pricing policies of our competitors; and

     o    costs related to possible acquisitions of technologies or businesses.

-our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully.

-we may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

-our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

Risks Related to Our Industry

If we are unable to respond to rapid technological change, our products could become obsolete and our reputation could suffer.

     Future generations of air data systems, engine and fuel displays and flat panel displays embodying new technologies or new industry standards could render our products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences and evolving industry standards. Our future success will depend on our ability to:

     o    adapt to rapidly changing technologies;

     o    adapt our products to evolving industry standards; and

     o develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

     Our future success will also depend on our developing high quality, cost-effective products and enhancements to our products that satisfy the needs of our customers and on our introducing these new technologies to the marketplace in a timely manner. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

Our products must obtain government approval before we can sell them.

     Our products are currently subject to direct regulation by the U.S. Federal Aviation Authority (FAA), its European counterpart, the Joint Aviation Authorities (JAA), and other comparable organizations. Our products and many of their components must be approved by the FAA, the JAA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the JAA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the JAA or other appropriate organizations to have them certified for installation outside the United States.

     Significant delay in receiving certification for newly developed products or enhancements to our products or losing certification for our existing products could result in lost sales or delays in sales. Furthermore, the adoption of additional regulations or product standards, as well as changes to the existing product standards, could require us to change our products and underlying technology. Some products, from which we expect to generate significant future revenues, including our CIP, have not received regulatory approval. We cannot assure you that we will receive regulatory approval on a timely basis or at all.

Because our products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could seriously harm our reputation for quality assurance and our business.

     Our products use complex system designs and components that may contain errors, omissions or defects, particularly when we incorporate new technologies into our products or we release new versions or enhancements of our products. Despite our quality assurance process, errors, omissions or defects could occur in our current products, in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to redesign or recall those products or pay damages. Such an event could result in the following:

     o    the delay or loss of revenues;

     o    the cancellation of customer contracts;

     o    the diversion of development resources;

     o    damage to our reputation;

     o    increased service and warranty costs; or

     o    litigation costs.

     Although we currently carry product liability insurance, this insurance may not be adequate to cover our losses in the event of a product liability claim. Moreover, we may not be able to maintain such insurance in the future.

We face risks associated with international operations that could cause our financial results to suffer or make it difficult to market our products outside of the United States.

     We expect to derive an increasing amount of our revenues from sales outside the United States, particularly in Europe. We have limited experience in marketing and distributing our products internationally. In addition, there are certain risks inherent in doing business on an international basis, such as:

     o differing regulatory requirements for products being installed in aircraft;

     o    legal uncertainty regarding liability;

     o    tariffs, trade barriers and other regulatory barriers;

     o    political and economic instability;

     o    changes in diplomatic and trade relationships;

     o    potentially adverse tax consequences;

     o    the impact of recessions in economies outside the United States; and

     o    variance and unexpected changes in local laws and regulations.

     Currently, all of our international sales are denominated in U.S. dollars. An increase in the value of the dollar compared to other currencies could make our products less competitive in foreign markets. In the future, we may conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2000, all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On August 3, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-36584), relating to the initial public offering of our Common Stock, $.001 par value per share. The offering commenced on August 3, 2000 and terminated upon the sale of all 3,450,000 shares covered by the Registration Statement were sold. The managing underwriters for the offering were Friedman, Billings, Ramsey & Co., Inc., Stifel, Nicolaus & Company, Inc., and Janney Montgomery Scott LLC.

     The aggregate gross proceeds from the offering were $37.95 million. We incurred expenses of approximately $3.7 million, of which $2.7 million represented underwriting discounts and commissions and approximately $1.0 million represented other expenses related to the offering. Until utilized, we are investing the net proceeds of approximately $34 million in cash and cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

On June 29, 2000, the Company held an Annual Meeting of Shareholders. The shareholders voted, either in person or by proxy, on the following matters:

     (i) To approve the Amended and Restated Articles of Incorporation of the Company;
     (ii) To approve the Amended and Restated Bylaws of the Company; and
     (iii) To elect a classified Board of Directors.


The results of the shareholder votes were as follows:

Proposal 1 -- Approval of the Amended and Restated Articles of Incorporation of the Company:

                                                For             Against            Abstain
                                            -----------       -----------       -----------
                                            8,069,709             0                  0


Proposal 2 -- Approval of the Amended and Restated Bylaws:
                                                For             Against            Abstain
                                            -----------       -----------       -----------
                                            8,069,709            0                   0


Proposal 3 -- Election of a classified Board of Directors:

                                                For             Against           Withheld
                                            ------------      -----------       ------------
Class I

         Joel Adams                         8,069,709             0                  0
         Ivan Marks                         8,069,709             0                  0
Class II

         Glen Bressner                      8,069,709             0                  0
         Robert Mittelstaedt, Jr.           8,069,709             0                  0
Class III

         Geoffrey Hedrick                   8,069,709             0                  0
         Winston Churchill                  8,069,709             0                  0
         Benjamin Cosgrove                  8,069,709             0                  0

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - 27 Financial Data Schedule
     (b) Reports on Form 8-K.

         The Company filed a Form 8-K on August 10, 2000 making an Item 5 disclosure announcing its revenue and net income for the third quarter of fiscal 2000, which ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INNOVATIVE SOLUTIONS & SUPPORT, INC.



Date: September 15, 2000                              By: /s/ James J. Reilly
------------------------                           -----------------------------
                                                   James J. Reilly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)