Form 10-K405
period 2000-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2000-12-21
CIK 836690

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                   ---------
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2000
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

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

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of December 15, 2000 was approximately $70,706,188. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of December 15, 2000, there were 12,615,427 outstanding shares of the Registrant's Common Stock.

                      Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed prior to January 29, 2001 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC
                        2000 Annual Report on Form 10-K

                               Table of Contents


                                                    Part I                                             Page

Item 1.    Business                                                                                         3

Item 2.    Properties                                                                                      12

Item 3.    Legal Proceedings                                                                               12

Item 4.    Submission of Matters to a Vote of Security Holders                                             12

Item A.    Executive Officers of the Registrant.                                                        12-13

                                                   Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       13

Item 6.    Selected Financial Data                                                                         14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations        14-18

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 8.    Financial Statements and Supplementary Data                                                  23-39

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            39

                                                   Part III

Item 10.   Directors and Executive Officers of the Registrant                                              39

Item 11.   Executive Compensation                                                                          40

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  40

Item 13.   Certain Relationships and Related Transactions                                                  40

                                                   Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                              41-42

PART I

Item 1.  Business

Overview

     Innovative Solutions and Support, Inc. (the "Company", or "IS&S") was founded in 1988. We design, manufacture and sell flight information computers, electronic displays and advanced monitoring systems to the military and government, commercial air transport and corporate aviation markets. Our strategy is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the aviation industry. We believe that this approach, combined with our industry experience, enables us to develop high-quality avionics products, substantially reduce product times to market and achieve cost advantages over the products offered by our competitors.

     Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market and also for the OEM market. Since fiscal year 1997, a substantial portion of our revenues has been from the sale of air data systems that bring aircraft into compliance with government regulations, including the reduced vertical separation minimum, or RVSM, requirements that are being phased in by regulatory authorities on certain heavily traveled flight routes. We believe that we are currently one of three primary suppliers of RVSM products to the U.S. retrofit market. As a result of our expertise, we were selected as the sole supplier of RVSM systems and components in connection with the United States Air Force's KC-135 retrofit program, which we believe to be one of the largest U.S. military RVSM retrofit programs to date.

     Advances in technology are making available to pilots increasing amounts of information that enhance both the safety and efficiency of flying. However, the limited amount of space in the cockpit coupled with inefficiencies associated with currently used displays inhibits the display and integration of this information in a user friendly manner.

     During fiscal year 2000, we introduced our flat panel display system, or Cockpit Information Portal (CIP), which is the first in a series of new products we intend to develop to enhance the management and integration of cockpit information. Our CIP has a large, 15 inch diagonal high-resolution screen which can integrate and replace virtually all of the space-consuming conventional displays currently used in cockpits. Our CIP is the centerpiece of our cockpit information management system that organizes and displays a multitude of flight information that may be mandated by regulation or that is or will become available to pilots in the future. This information may be generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation or from third-party data and information products, such as a predictive weather information system. In addition, we are in the process of developing technologies relating to other products to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.

     In June 2000, we entered into an agreement with Pilatus Business Aircraft, Ltd. pursuant to which Pilatus will offer our CIP as an option on the Pilatus PC 12, initially for use on the co-pilot side of the cockpit. Pilatus will offer our CIP as an option on the PC 12 for use on the pilot's side of the cockpit after our display receives the requisite FAA certification for such use, which we expect to receive during the first half of fiscal year 2001.

Our Industry

     A wide range of information, including airspeed, altitude and fuel levels, is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as weather radar and ground terrain maps, are becoming available for display in cockpits. We believe that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist them in the safe and efficient operation of aircraft.

     There are three general types of flight data: air data, which includes aircraft speed, altitude and rates of ascent and descent; equipment data, such as fuel and oil quantity and other engine measurements; and alternative source information, which is information not originating on the aircraft, including weather radar and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Equipment data are determined by measuring various indices such as temperature, volume and pressure within an aircraft's engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. All types of information are then displayed in the cockpit for reference by pilots.

     Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. Recently, the industry has begun to develop color flat panel displays using liquid crystal displays (LCD) to replace some of the traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customizable platform will become increasingly important as additional information, such as weather radar and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a ``suite'' of information, will increasingly replace individual displays as the method for delivering and ordering the information displayed in the cockpit.

Air Data and Reduced Vertical Separation Minimum (RVSM)

     Pilots use air data for a number of important purposes, including maintaining safe separation from other aircraft. Until recently, aircraft on a similar flight path at altitudes exceeding 29,000 feet have been required to maintain a vertical separation of at least 2,000 feet. As air travel has increased over the past decade, U.S. and international aviation organizations have sought ways to increase traffic flow on high traffic routes. These organizations have developed reduced vertical separation minimums, or RVSM, for adoption on certain highly traveled routes to reduce vertical separation between aircraft from 2,000 feet to 1,000 feet. RVSM increases available flight routes within a vertical airspace, thereby increasing the number of aircraft that can fly on high traffic routes.

     Safe travel on RVSM routes requires that an aircraft's altimeter be extremely accurate, and aircraft flying RVSM routes must have RVSM-certified equipment. RVSM-certified altimeters must be able to measure altitude to within 25 feet at an altitude of 30,000 feet. In contrast, non-RVSM systems need only be accurate within 180 feet at 30,000 feet.

     RVSM has been in effect for certain North Atlantic routes since March 1997 and is currently mandated between the altitudes of 31,000 and 39,000 feet on these routes. RVSM is scheduled to be mandated between 29,000 and 41,000 feet on these North Atlantic routes by January 2002. RVSM was phased in on certain Trans-Pacific air routes beginning in February 2000 and is being phased in on Western Atlantic air routes beginning in October 2000. Eurocontrol, the organization that oversees air traffic control throughout Europe, plans to begin mandating RVSM on certain European routes in January 2002.

Flat Panel Displays

     Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual digital displays. Within the last five years, color flat panel displays have begun to be used in aircraft cockpits. Flat panel displays are liquid crystal display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use.

Engine and Fuel Displays

     Equipment data, such as engine and fuel related data, traditionally have been displayed on conventional solid state displays. Equipment data displays convey fuel and oil levels and provide information on engine activity, including oil and hydraulic pressures, temperature and liquid oxygen levels. This instrumentation includes individual and multiple displays clustered throughout an aircraft's cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays.

Strategy

     Our objective is to become a leading supplier and integrator of cockpit information. We believe that our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

          . Maintaining our leadership in the air data and RVSM markets. We believe that we are one of the largest suppliers of air data and RVSM-compliant products to the U.S. retrofit market. As RVSM routes continue to be phased in over the next several years, we anticipate many aircraft will be retrofitted with RVSM-compliant air data systems. The RVSM retrofit market has a limited number of competitors, and we intend to capitalize on our position as a leading provider of reliable, cost competitive RVSM air data products.

          . Establishing leadership in the flat panel display market. We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe that our CIP has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewability. Accordingly, we believe that these advantages will allow us to generate significant revenues from our CIP and gain significant market share within this market.

          . Continuing our engineering and product development successes. We have developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our CIP, which we expect will be larger, display more information and cost less than the flat panel displays offered by our competitors, is an example of our ability to engineer a superior product through the selective application of non-avionics technology. We currently are developing technologies relating to other products intended to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.

          . Increasing our sales to the commercial air transport and corporate aviation markets. While we currently sell our products to commercial and corporate aircraft operators and other retrofitters, our products have been predominantly used in the government and military end user markets. We intend to strengthen and diversify our marketing efforts to include all end user markets of the aviation industry, particularly the commercial air transport market, including national and regional carriers and other fleet operators, the corporate aviation market, primarily through aircraft modification centers, as well as the OEM market. We have begun building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products in connection with government and military contracts.

          . Expanding our international presence. We plan to increase our international sales through expanding sales and marketing personnel and adding foreign offices. As RVSM and flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing the demand for RVSM products and flat panel displays. We have recently expanded our international presence by establishing a sales office in London. We intend to further expand our international sales presence in conjunction with the anticipated introduction of RVSM on other air routes throughout the world.

          . Growth through acquisitions. We intend to pursue acquisitions as a means of growing our business with respect to both information management products and content, and we have identified profiles of the types of companies we would like to acquire. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

Our Products

     Our current line of products includes:

Air Data and RVSM Systems and Components

     Our air data and RVSM products calculate and display various measures of air data, such as aircraft speed, altitude and rate of ascent and descent. These systems consist of a number of components, including internally-mounted precision pressure sensors, a computer system and a cockpit display. The sensors collect air pressure data from calibrated openings in the skin of an aircraft. The computers process the raw data and convert it, using advanced proprietary algorithms developed by us, into useful information. Displays in the cockpit then convey the information to pilots.

     Our air data systems are highly accurate with respect to the collection and interpretation of raw air pressure data from specifically selected locations on the aircraft. We utilize state-of-the-art, highly sensitive digital sensors capable of gathering the requisite air pressure data. The software in our computer systems incorporates proprietary mathematical algorithms that interpret the air data to measure altitude, air speed and vertical speed. Our algorithms account for time, speed and temperature variations as well as the variations inherent in the diverse profiles of different types of aircraft so that our products continuously provide accurate data over the requisite range of altitudes and atmospheric conditions for the type of aircraft in which the product is installed.

     The functionality of our traditional non-RVSM air data systems and our RVSM systems is similar. However, our RVSM systems use advanced sensors to gather air pressure data and customized algorithms to interpret the data, thus allowing the system to more accurately calculate altitude and to qualify for RVSM certification.

     We sell individual components as well as partial and complete air data systems. Our components and systems include:

     . digital air data computers, which calculate various air data parameters such as altitude, airspeed, vertical speed, angle of attack and other information derived from the measure of air pressure;

     . integrated air data computers and display units, which calculate and convey air data information;

     .  altitude displays, which convey aircraft altitude measurements;

     . airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

     . altitude alerters, which allow the pilot to select a desired cruising altitude that the aircraft will reach and maintain.

Flat Panel Display

     We have developed a large, high-resolution flat panel display that can replace virtually all of the conventional analog and digital displays currently used in a cockpit and can also display additional information that is not now commonly displayed in the cockpit. Our CIP is capable of displaying nearly all types of air data, engine and fuel data and alternative source information. As technology and information delivery systems further develop, we expect additional information, such as surface terrain maps, to be commonly displayed in the cockpit. We have designed our CIP to be capable of displaying information generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation and third-party data and information products.

     Our CIP can interpret, configure and display air data and equipment data from our own products and other manufacturers' data products. The "open architecture" characteristics of the cockpit instrumentation market enables our CIP products to be adapted to work in most cockpit instrumentation systems. In addition, we have designed our CIP to be able to host and integrate a heads up display that we are developing to project important flight information onto an aircraft's cockpit windshield for easy reference by pilots.

     Flat panel displays, like other cockpit instrumentation, require FAA approval before installation in non-military aircraft. We are in the process of seeking "non-hazardous" approval of the display pursuant to which we will be permitted to install our CIP on certain aircraft for non-essential use, including, for example, on the co-pilot side of aircraft requiring operation by just one pilot. In addition, we are in the process of seeking FAA-approval of our CIP for essential use by pilots, initially for the Pilatus PC 12. We expect to receive non-hazardous approval and approval for essential use during the first half of fiscal 2001. After we obtain FAA approval for essential use in the Pilatus PC 12, we will still need approval to place our CIP in other types of aircraft. See "Business--Government Regulation."

     In June 2000, we entered into an agreement with Pilatus Business Aircraft, Ltd. pursuant to which Pilatus will offer our CIP as an option on the Pilatus PC 12, initially for use on the co-pilot side of the cockpit. Pilatus will offer the CIP as an option on the PC 12 for pilot-side use upon our receiving the requisite certification from the FAA for such use.

Engine and Fuel Displays

     We develop, manufacture and market engine and fuel displays. Our solid state multifunction displays convey information with respect to fuel and oil levels as well as engine activity, such as oil and hydraulic pressures, temperature and liquid oxygen levels. This instrumentation includes individual and multiple displays clustered throughout an aircraft's cockpit. Our displays can be used in conjunction with our own engine and fuel data equipment or that of other manufacturers.

     Engine and fuel displays are vital to the safe and proper flight of aircraft and are found in all aircraft. In addition, the accurate conveyance of engine and fuel information is critical for the monitoring of engine stress and the maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

     We believe that our engine and fuel displays are extremely reliable, and we have designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products have been installed on Lockheed Martin C-130H aircraft, Boeing DC-9 and DC-10 aircraft and U.S. Air Force A-10 aircraft.

Customers

     Our customers include, among others, the United States government, DME Inc., Northwest Airlines Corporation, Air Canada, Inc., DHL Airways, Inc., Emery Worldwide Airlines, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell International Corporation, Bombardier Aerospace (the manufacturer of Learjet), Pilatus Aircraft Ltd. and Gulfstream Aerospace Corporation.

Retrofit Market

     Historically, the majority of our sales have come from the retrofit market. Among other reasons, we have pursued the retrofit market because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft.

     Updating an individual aircraft's existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

     .  government and military contractors;

     .  aircraft operators; and

     .  aircraft modification centers.

     Government and Military Contractors. Since 1988, we have sold products to both commercial contractors and military end users in connection with government aircraft retrofit programs. To date, a majority of our annual sales have been in connection with these programs. For example, we sell various products to Boeing and Rockwell International relating to contracts with government entities, including the United States Air Force, to retrofit aircraft. In addition, we sell our products directly to government entities. Government-related projects are generally under either a subcontract with the prime contractor, such as Boeing, or a direct contract with the appropriate government agency. The majority of our government project sales are to commercial contractors pursuant to commercial off-the-shelf equipment contracts. As defense spending has decreased over the past decade, the government's desire for cost-effective retrofitting of aircraft has led it to increasingly purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts.

     Each government-related contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

     Aircraft Operators.   We also sell our products to aircraft operators,
including commercial airlines, overnight delivery services and corporate carriers. Our products are used mostly in the retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, DHL, Emery and Federal Express. We sell these customers a range of products from fuel quantity indicators to RVSM air data systems.

     Aircraft Modification Centers. Based on industry data, we believe there are approximately 12,800 private and corporate aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person's car. We are beginning to market our products to a number of aircraft modification centers throughout the United States. We believe that our RVSM and non-RVSM air data systems and related components will be used by aircraft modification centers to update older or outdated air data systems.

     We anticipate that retrofitting of air data systems by aircraft modification centers, and thus the demand for our RVSM products, will increase significantly as RVSM is increasingly phased-in on many of the world's most popular flight routes. Furthermore, we anticipate that as flat panel displays gain popularity, aircraft modification centers will become significant customers of our flat panel product for aircraft owners seeking to upgrade their display systems.

OEM Market

     We also market our products to original equipment manufacturers, particularly manufacturers of corporate and private jets as well as contractors of military jets. Customers of our products include Bombardier (the manufacturer of Learjet), Pilatus, Gulfstream, Boeing and Lockheed.

     Certain jet manufacturers currently equip their aircraft with traditional non-RVSM air data systems. However, we believe that most aircraft manufacturers will begin equipping their aircraft with RVSM-compliant air data systems in anticipation of the expected increasing use of RVSM throughout the world. In addition, we expect that as flat panel displays become increasingly popular, OEMs will begin manufacturing an increasing percentage of their aircraft with flat panel displays, either as standard or optional equipment.

Backlog

     As of September 30, 2000, our backlog was $13.4 million, $12.2 million of which we expect will be sold in fiscal year 2001. Our backlog consists solely of orders believed to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

Sales and Marketing

     We have generally focused our sales efforts on government and military entities and contractors, aircraft operators and OEMs, and more recently on aircraft modification centers. We intend to increase our sales efforts with respect to the commercial and corporate aviation markets in the future. To date, we have made substantial use of third-party sales representatives for our sales efforts. We compensate these third-party sales representatives through commissions.

     In fiscal year 2000, we hired a Vice President of Marketing and Business Development and additional full-time marketing and sales personnel to undertake sales efforts to our domestic customers and to direct our European sales programs and operations. In February 2000, we opened a sales office in London responsible for marketing our products throughout Europe, Africa and the Middle East. In addition, we intend to add sales representatives to begin marketing efforts in South America, Korea and Japan. Such additions will allow us to expand our marketing efforts to a more global focus. We expect to compensate our direct sales force through a combination of base salary and commissions.

     We believe that our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we have implemented a 24-hour hotline that customers can call with respect to product repair or upgrade concerns. We employ five field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request that the customer return the product to us for repairs or upgrades at our main facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround repair times average 15 days and turnaround upgrade times average 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

     In connection with our customer service program, we typically provide our customers with a two-year warranty on new products. We also offer our customers extended warranties of varying terms for additional fees.

Government Regulation

     The manufacture and installation of our products in aircraft owned and operated in the United States is governed by U.S. Federal Aviation Administration (FAA) regulations. The most significant of these regulations focus on Technical Standard Order (TSO) and Type Certificate (TC) or Supplemental Type Certificate (STC) certifications. The FAA recommends that avionics products be TSO-certified. A TSO sets forth the minimum general standards that a certain type of equipment should meet. TSO certification is a declaration by the FAA that a product meets such consensus standards and guidelines and that it is certified to be used in aircraft. For example, all altimeters, including RVSM and non-RVSM versions, have the same TSO, which sets forth the various general requirements that an altimeter must meet to be TSO-certified, such as life cycle, software, environmental and other standards. TSO-certified avionics products are preferred by retrofitters and OEMs because they act as an industry-wide stamp of approval and streamline the TC/STC approval process, described below. The TSO certification process typically takes approximately two to three months and consists of product testing, including environmental simulation, as well as software and overall system testing.

     The FAA requires that all avionics products receive TC or STC certification upon their installation in aircraft. Without such certification, avionics products may not be installed in an aircraft. TC certification is required for installation by an OEM, and STC certification is required for retrofitting installation. When an avionics product is installed in a certain type of aircraft, the FAA conducts an inspection and systems tests on a test aircraft containing such newly installed product. The TC and STC process includes ground analyses and test flights to determine whether the product is functioning properly in the aircraft. Upon satisfactory completion of these tests, a product is TC- or STC-certified, meaning the type of aircraft tested can be flown with the installed instrumentation. The TC and STC approval procedures typically last one to four months, depending on the complexity of the equipment being certified.

     With respect to our RVSM air data products, the FAA also requires that these products be RVSM-certified before they are used in flight. This certification process may be undertaken in conjunction with the TC/STC certification process. RVSM certification requires ground and flight tests and an analysis of flight data to ensure the accuracy, reliability, system safety and mean time between failure rates of the product. The RVSM certification process typically lasts one to three months.

     Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the Joint Aviation Authorities (JAA), the European counterpart of the FAA, or another appropriate governmental agency. Currently, 18 European countries are members of the JAA. JAA certification requirements for the manufacturing and installation of our products in European-owned aircraft mirror the FAA regulations. Much like the FAA certification process, the JAA has established a process for granting TSOs, TCs and STCs. Certification by the JAA or other appropriate governmental agencies is generally granted upon demonstration that the equipment is accurate and able to maintain certain levels of repeatability over time.

     In addition to product-related regulations, we are also subject to the government's procurement regulations with respect to sales of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements which must be met in order to do business with or on behalf of government entities. For example, pursuant to such regulations, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Manufacturing, Assembly and Materials Acquisition

     Our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a finished system. We believe that this method allows us to achieve relatively flexible manufacturing capacity while lowering overhead expenses. We generally purchase the components for our products from third-party vendors and assemble them in a clean room environment to reduce impurities and improve the performance of our products. Many of the components we purchase are standard products, although certain parts are made to our specifications.

     When appropriate, we enter into long-term supply agreements and use our relationships with long-term suppliers to improve product quality and availability and to reduce delivery times and product costs. In addition, we are continually identifying alternative component suppliers for important component parts. Using component parts from new suppliers in our products generally requires FAA certification of the entire finished product if the newly sourced component varies significantly from our original drawings and specifications. To date, we have not experienced delay in the delivery of our products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

Quality Assurance

     Product quality is of vital importance to our customers, and we have taken steps to enhance the overall quality of our products. We utilize the Six Sigma program, which is a process evaluation program based on the premise that efficient companies can reduce to a very low level the number of defects and inefficient processes. Under this program, we are continuously seeking to improve our operational efficiencies, including our design and manufacturing processes and, thus, the general quality of our products. In particular, our Six Sigma program allows us to analyze our development processes and reduce the risks inherent in shortening our development cycle times. In effect, Six Sigma has allowed us to improve our product quality and cycle times. Our employees are required to attend an in-house training session that teaches them the principles and application of our Six Sigma program.

     In addition, we are ISO 9001 certified. ISO 9001 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards set forth the requirements a company's quality systems must meet to achieve a high standard of quality. As an ISO 9001-certified manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and our quality control processes.

Our Competition

     The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than we do. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell International Corporation, Meggitt Avionics Inc. and Smiths Industries plc. Of these competitors, only Honeywell, Rockwell and Smiths currently manufacture products which compete with our RVSM products. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell, Meggitt and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases, we may face competition in this area from additional companies in the future.

     We believe that the principal competitive factors in the markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology, reliability and breadth of product line. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

     We rely on patents to protect our proprietary technology. We currently hold three U.S. patents and have one U.S. patent application pending relating to our technology. In addition, we have five international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

     While there are no pending lawsuits against us regarding the infringement of any patents or other intellectual property rights, we cannot be certain that such infringement claims will not be asserted against us in the future.

Our Employees

     As of September 30, 2000, we had 123 employees, 68 of whom were in our manufacturing and assembly operations, 24 in research and development, 13 in quality, customer service and field support, 7 in sales and 11 in general administrative and corporate positions.

     Our future success also depends on our ability to attract, train and retain highly qualified personnel. We plan to hire additional personnel, including in particular sales and marketing personnel, during the next twelve months. Competition for such qualified personnel is intense and we may not be able to attract, train and retain highly qualified personnel in the future.

     None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Item 2. Properties.

     We lease approximately 27,000 square feet in an office complex located in suburban Philadelphia. This space is used for administrative purposes, product development and the assembly of our products. To accommodate for our future growth, we have initiated plans to build a new facility in suburban Philadelphia that would increase our space to approximately 43,800 square feet. We expect the cost of this new facility, including land acquisition, to be between $5 million and $6 million.

Item 3. Legal Proceedings.

     In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any current legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item A. Executive Officers of the Registrant

  The following is a list of our executive officers, their ages and their positions:

Name                                  Age                              Position
----                                  ---                              --------
Geoffrey S. M. Hedrick...............  58     Chairman of the Board and Chief Executive Officer
Robert J. Ewy........................  55     President
James J. Reilly......................  60     Chief Financial Officer
David J. Marvin......................  47     Vice President of Marketing and Business Development
Roger E. Mitchell....................  46     Vice President of Operations

     Geoffrey S. M. Hedrick has been our Chief Executive Officer since he founded IS&S in February 1988 and our Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

     Robert J. Ewy has been our President since May 1999. From 1971 until joining us, Mr. Ewy was employed by AlliedSignal, Inc., Electronics and Avionics Systems, where he held various positions. From 1998 to 1999, Mr. Ewy was General Manager of Business Aviation. From 1997 to 1998, he was Vice President of Flight Information Systems, and from 1996 to 1997, he was Vice President of Communications and Cabin Systems. Prior thereto, from 1993 to 1996, Mr. Ewy was Director of Strategic Business Enterprises. Mr. Ewy holds a Bachelor of Science degree in Engineering from the University of Missouri.

     James J. Reilly has been our Chief Financial Officer since February 2000. From 1996 to 1999, Mr. Reilly was employed by B/E Aerospace, Inc., Seating Products Group, where he served as Vice President and Chief Financial Officer. From 1989 to 1996, Mr. Reilly was employed by E-Systems, Inc. as Vice President and Principal Accounting Officer. Mr. Reilly holds a Bachelor of Science degree and a Masters of Business Administration degree from the University of Hartford.

     David J. Marvin has been our Vice President of Marketing and Business Development since August 2000. Until joining us, Mr. Marvin was employed by Smiths Industries from 1992 as the Director of Marketing. Mr. Marvin has 23 years experience in the Aerospace Industry including nine years in Systems Engineering with Boeing, and the last twelve years in Director and Vice President of Marketing roles. Mr. Marvin holds a Bachelor of Science degree from Kent State University and a Masters of Science degree in Engineering from Drexel University.

     Roger E. Mitchell has been our Vice President of Operations since September 1999. From July 1998 until September 1999, Mr. Mitchell served as our Director of Operations. Prior to joining us, Mr. Mitchell was employed by AlliedSignal, where he held various positions, including Operations Manager from 1994 to 1998. Mr. Mitchell received a Bachelor of Arts degree from Lewis University.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Our common stock has been traded on the Nasdaq National Market under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

Fiscal 2000:                                        High       Low
                                                    ----       ---

August 4, 2000 - September 30, 2000                 $18.50     $10.625

On December 6, 2000, there were 37 holders of record of the shares of outstanding common stock.

We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Recent Sales of Unregisterd Securities

     During fiscal 2000, we sold and issued the following securities: from September 1999 to December 1999, we issued an aggregate of 10,962 shares of common stock to an employee of ours upon the exercise of stock options granted to him at an exercise price of $1.09 per share. The issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 701 of the Securities Act.

Item 6.  Selected Financial Data.

     You should read the data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere herein.

                                                                           Year Ended September 30,
                                                     ---------------------------------------------------------------------
                                                        1996           1997          1998          1999           2000
                                                     -----------    -----------   -----------   -----------    -----------
Statement of Operations Data:
Revenues.........................................    $ 6,685,682    $10,594,204   $14,682,313   $22,487,882    $33,273,890
Cost of sales....................................      5,322,424      7,007,523     8,480,549    10,570,009     14,819,043
                                                     -----------    -----------   -----------   -----------    -----------
  Gross profit...................................      1,363,258      3,586,681     6,201,764    11,917,873     18,454,847
Research and development.........................        963,921      1,114,351     1,554,564     1,915,634      3,274,708
Selling, general and
 administrative..................................      1,634,199      1,567,896     2,492,509     3,333,977      4,951,732
                                                     -----------    -----------   -----------   -----------    -----------
  Total operating expenses.......................      2,598,120      2,682,247     4,047,073     5,249,611      8,226,440
Operating income (loss)..........................     (1,234,862)       904,434     2,154,691     6,668,262     10,228,407
Interest (income) expense, net...................        (27,287)        63,813       224,121       (30,137)      (564,555)
                                                     -----------    -----------   -----------   -----------    -----------
Income (loss) before income
 taxes...........................................     (1,207,575)       840,621     1,930,570     6,698,399     10,792,962
Income tax (expense) benefit,
 net.............................................             --             --     2,013,802    (2,517,764)    (4,043,405)
                                                     -----------    -----------   -----------   -----------    -----------
Net income (loss)................................    $(1,207,575)   $   840,621   $ 3,944,372   $ 4,180,635    $ 6,749,557
                                                     ===========    ===========   ===========   ===========    ===========
Net income (loss) per common
 share:
 Basic...........................................    $     (0.18)   $      0.13   $      0.59   $      0.62    $      0.86
 Diluted.........................................          (0.18)          0.10          0.46          0.45           0.66
Weighted average shares outstanding:
 Basic...........................................      6,612,739      6,612,739     6,670,134     6,746,976      7,893,630
 Diluted.........................................      6,612,739      8,554,092     8,611,487     9,204,344     10,231,931

                                                                                        September 30,
                                                                     -------------------------------------------------
                                                              1996           1997          1998          1999           2000
                                                           -----------    -----------   -----------   -----------    -----------
Balance Sheet Data:
Cash and cash equivalents...............................   $   328,451    $   484,281   $   102,150   $ 4,638,607    $38,657,433
Working capital (deficit)...............................      (846,370)       140,212     3,387,163     8,557,052     50,944,599
Total assets............................................     3,732,425      4,839,520     9,029,168    12,612,189     60,746,527
Debt and capital lease obligations, less current
 portion................................................       115,286         27,845        46,379        45,764      4,265,447
Total shareholders' equity (deficit)....................      (597,356)       368,265     4,564,637     8,935,272     50,822,496


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act, subject to the safe harbor of such Act. Those statements involve known and unknown risks, uncertainties and other factors that may cause actual results and the course of events of IS&S to differ materially from those forward-looking statements discussed here. Additional information concerning factors that could cause such a difference can be found herein under "Risk Factors".

Overview

     Innovative Solutions and Support was founded in 1988. We design, develop, manufacture and market flight information computers, electronic displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation (RVSM, Reduced Vertical Separation Minimum), airspeed and altitude as well as engine and fuel data measurements.

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

     We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of RVSM-compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. As of September 30, 2000, we have delivered 280 KC-135 ship sets for retrofit installation. Subsequent to September 30, 2000, the government exercised its options for the remaining aircraft, which continues the program through March 2002.

     We have recently begun marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We have entered into an agreement with Pilatus Business Aircraft, Ltd. to offer our CIP in their PC 12 business aircraft. We expect to receive revenues from our flat panel display during the second half of fiscal 2001.

     Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, business travel, and outside service costs related to our production, purchasing, material control and quality departments as well as warranty costs.

     We intend to continue investing in the development of new products that complement our current product offering and will expense associated research and development costs as they are incurred.

     Our selling, general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, and recruiting, legal, accounting and other general corporate expenses.

Results of Operations

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Revenues. Revenues increased $10.8 million, or 48.0%, to $33.3 million for the fiscal year ended September 30, 2000 (fiscal 2000) from $22.5 million for the prior fiscal year ending September 30, 1999 (fiscal 1999). The increase was primarily attributable to RVSM product shipments for the KC-135 program. We recognized $21.6 million in revenues related to this program in fiscal 2000 and $14.5 million in fiscal 1999.

     Cost of Sales. Cost of sales increased $4.2 million, or 40.2%, to $14.8 million, or 44.5% of revenues, for fiscal 2000 from $10.6 million, or 47.0% of revenues, for fiscal 1999. The increase in dollar amount was related to the increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

     Research and development. Research and development expenses increased $1.4 million, or 70.9%, to $3.3 million, or 9.8% of revenues, for fiscal 2000 from $1.9 million, or 8.5% of revenues, for fiscal 1999. The increase in both dollar amount and as a percentage of revenues was primarily due to engineering efforts related to the introduction of new products, including our flat panel display, an engine pressure ratio transmitter, a low-cost altimeter and ongoing enhancements and improvements to existing products. The increase in research and development spending reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $1.6 million, or 48.5%, to $5.0 million, or 14.9% of revenues, for fiscal 2000 from $3.3 million, or 14.8% of revenues, for fiscal 1999. The increased spending reflects our investment in personnel and infrastructure to support our continued growth.

     Interest (income) expense, net. Net interest income increased $535,000 to $565,000 in fiscal 2000 as compared to net interest income of $30,000 in fiscal 1999. Net interest income for fiscal 2000 was due to substantially higher cash balances during the period resulting primarily from our initial public offering of common stock in August 2000.

     Income tax (expense) benefit, net. Income tax expense was $4.0 million for fiscal 2000 compared to $2.5 million for fiscal 1999. The increased amount was the direct result of higher income before tax. Effective tax rates were essentially unchanged at 37.5% in fiscal year 2000 and 37.6% in fiscal year 1999.

     Net income. As a result of the factors described above, our net income increased $2.6 million, or 60.6%, to $6.7 million, or 20.3% of revenues, for fiscal year 2000 from $4.2 million, or 18.6% of revenues, for fiscal 1999. On a fully diluted basis, earnings per share (EPS) increased $0.21, or 46.7%, to $0.66 for fiscal 2000 from $0.45 in fiscal 1999. The percentage increase in net income was greater than the percentage increase in EPS because of the dilutive impact of the Company's initial public offering (IPO). The Company sold 3,450,000 shares of stock in their IPO in August 2000.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Revenues. Revenues increased $7.8 million, or 53.2%, to $22.5 million in fiscal 1999 from $14.7 million in the fiscal year ended September 30, 1998 (fiscal 1998). The increase was principally due to shipments of RVSM air data systems for the KC-135 aircraft, which contributed $14.7 million of revenues during fiscal 1999 compared to $4.2 million of revenues in fiscal 1998. This increase was partially offset by a decrease in sales of air data equipment and engine instruments.

     Cost of Sales. Cost of sales increased $2.1 million, or 24.6%, to $10.6 million, or 47.0% of revenues, in fiscal 1999 from $8.5 million, or 57.8% of revenues, in fiscal 1998. The increase in dollar amount of cost of sales was related to our increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program.

     Research and development. Research and development expense increased $361,000, or 23.2%, to $1.9 million, or 8.5% of revenues, in fiscal 1999 from $1.6 million, or 10.5% of revenues, in fiscal 1998. The dollar increase in research and development expense was primarily due to engineering efforts related to the introduction of new products, including our flat panel display, an engine pressure ratio transmitter, a low-cost altimeter and ongoing enhancements and improvements to existing products in fiscal 1999.

     Selling, general and administrative. Selling, general and administrative expenses increased $841,000, or 33.8%, to $3.3 million, or 14.8% of revenues, in fiscal 1999 from $2.5 million, or 17.0% of revenues, in fiscal 1998. The dollar increase was primarily related to the hiring of executive personnel in general management and sales and marketing. The decrease as a percent of revenues reflects economies associated with increased revenues.

     Interest (income) expense, net. Net interest income was $30,000 in fiscal 1999 as compared to net interest expense of $224,000 in fiscal 1998. The interest income in fiscal 1999 was the result of higher average cash balances in the period. Net interest expense in fiscal 1998 was the result of borrowings under our then existing credit facility and lower cash balances.

     Income tax (expense) benefit, net. We recognized an income tax expense of $2.5 million for an effective rate of 37.6% in fiscal 1999. In fiscal 1998 we recorded a tax benefit in the amount of $2.0 million as a result of the reversal of the valuation allowance to reflect prior net operating loss carry-forwards. During fiscal 1999 we utilized all of our net operating loss carry-forwards from previous periods. We expect that going forward we will generally be subject to normal tax rates without the benefit of net operating loss carry-forwards.

     Net income. As a result of the factors described above, our net income increased $237,000, or 6.0%, to $4.2 million, or 18.6% of revenues, with a $2.5 million tax expense, for fiscal 1999 from net income of $3.9 million for fiscal 1998, or 26.9% of revenues, with a $2.0 million tax benefit. On a fully diluted basis, earnings per share declined $0.01, or 2.2%, to $0.45 for fiscal 1999 from $0.46 in fiscal 1998. Fiscal year 1998 restated without the benefit of a $ 2.0 million tax benefit and with tax rates similar to fiscal 1999 would reflect net income of $1.2 million and fully diluted earnings per share of $0.14. A comparison between fiscal 1999 and these restated fiscal 1998 values would reflect an increase in net income of $3.0 million, or 247%, to $4.2 million and earnings per share would have increased $0.31, or 221%, to $0.45 in the same period.

Liquidity and Capital Resources

     Prior to our initial public offering in August 2000, our primary sources of liquidity have been cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

     Our cash flow provided from operating activities was $2.5 million for fiscal 2000 as compared to $6.0 million for fiscal 1999. The decrease was primarily a result of higher accounts receivable and inventory that more than offset increases in net income. The increase in accounts receivable was primarily due to higher revenues in August and September of fiscal 2000 compared to August and September of fiscal 1999.

     Cash flow provided by operating activities for fiscal 1999 was $6.0 million as compared to cash used of $39,000 for fiscal 1998. The increase in fiscal 1999 was primarily due to higher net income, adjusted for the deferred portion of the income tax expense, and a decrease in accounts receivable balances. This increase was partially offset by a decrease in accounts payable.

     Our cash used in investing activities was $7.9 million for fiscal 2000 as compared to $0.6 million for fiscal 1999. Of the $7.3 million increase, $3.0 million was due to the purchase of our Pilatus airplane. This aircraft will serve as a test bed for the Company's new air data and flat panel products and also as a sales/marketing tool for demonstrating its products to its aviation customers .

     Our cash used in investing activities for fiscal 1999 was $592,000 as compared to cash used of $238,000 for fiscal 1998. The increase in fiscal 1999 was due to the purchase of property and equipment.

     Cash flow provided by financing activities was $39.5 million for the fiscal 2000 as compared to cash used of $0.8 million for the fiscal 1999. This increase was a direct result of the following: the Company received a net amount of $34.1 million in proceeds as a result of our IPO in August 2000; the Company borrowed $4.3 million of Industrial Development Bonds (IDB) to fund our new building; and, $1.0 million worth of warrants were exercised in the fiscal 2000. In contrast, the use of funds in the fiscal 1999 was attributable to repayment of loans and capital lease obligations.

     Our cash used in financing activities for fiscal 1999 was $832,000 as compared to cash used of $105,000 for fiscal 1998. The increase in cash used was primarily due to the repayment of borrowings during fiscal 1999.

     We allowed our credit facility to lapse in August 2000 as a result of the strong cash balance we have from the net proceeds of our IPO. We are in discussions with a number of financial institutions regarding the establishment of a new credit facility.

     To accommodate our future growth, we have initiated plans to build a new facility that increases our space from 27,000 square feet to approximately 43,800 square feet. We expect the cost of this new facility, including land acquisition, to be between $5.0 million and $6.0 million. We have financed approximately $4.3 million of this project with industrial development bonds and the remainder will be funded with our cash.

     Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our IPO and any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

Inflation

     We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.

Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that SAB 101 has no material effect on its current revenue recognition policies.

Risk Factors
------------

Risks Related to Our Business

Most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

     During fiscal 1999 and 2000, we derived 81% and 99% of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to account for a significant portion of our revenues in the future. Accordingly, our revenues will decrease if such products do not continue to receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing air data products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

We currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

     A substantial portion of our sales have been, and we expect will continue to be, to general contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 75% and 82% of our revenues during fiscal 1999 and 2000. Accordingly, our revenues could decline as a result of government spending cuts, general budgetary constraints and the complex and competitive government procurement processes.

     Additionally, a substantial portion of our revenues have been from a relatively limited number of government contractors, fleet operators and aircraft manufacturers. We derived 76% of our revenues during fiscal year 1999 from three customers, The Boeing Company, Rockwell International Corporation and Northwest Airlines Corporation, and 62% of our revenues during fiscal 2000 from DME, Inc., Rockwell International Corporation and Lockheed Martin. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations.

Our business currently derives a large portion of its revenues from one military retrofit program, the loss of which could reduce our revenues.

     During fiscal 1999 and 2000, 63% and 65% of our revenues resulted from sales in connection with the United States Air Force KC-135 retrofit program in which we are a supplier of certain avionics products. Governmental spending cuts with respect to this program or our loss of business under this program would reduce our revenues and harm our financial condition.

The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements.

     Recent advances in technology have led to increased demands for new avionics products. Our product development efforts may not be successful, and we may encounter significant delays in bringing our products to market. If our product development efforts are not successful or are significantly delayed and our customers decide to purchase competing products, our business may be harmed as a result of decreased sales and lost market share.

If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

     Although a substantial majority of our revenues has come from sales of air data systems and related products, we expect to spend a large portion of our research and development efforts in developing and marketing our CIP and complementary products. Our ability to grow and diversify our operations through the introduction and sale of new products, such as flat panel displays, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on the market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

We rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

     Our manufacturing process consists primarily of assembling components from third party manufacturers. For fiscal year 2000, our principal suppliers were Sechan Electronics, Weston, UK, and Polytronix, Inc. These third party components may not continue to be available to us on commercially reasonable terms or in a timely fashion. If we are unable to maintain relationships with key third party suppliers, the development and distribution of our products could be delayed until equivalent components can be obtained and integrated into our products. In addition, substitution of certain components from other manufacturers may require FAA or other approval, which could delay our ability to ship products.

Our government retrofit projects allow the government agency or government contractor to terminate or modify their contracts with us.

     Our government retrofit projects are generally pursuant to either a direct contract with a government agency or a subcontract with the general contractor to a government agency. Each contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for items we have delivered and reimbursement for allowable costs we have incurred. Most of our backlog is from government-related contracts. Accordingly, because these contracts can be terminated, we cannot assure you that our backlog will result in sales.

We depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

     Our success depends on the efforts, abilities and expertise of our senior management and other key personnel, including in particular our Chairman and Chief Executive Officer, Geoffrey Hedrick. We generally do not have employment agreements with our employees. There can be no assurance that we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. Competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel.

If we do not manage our rapid growth, improve existing processes and implement new systems, procedures and controls, we may use resources inefficiently and our ability to serve our customers and capitalize on market opportunities may suffer.

     We expect our rapid growth to continue, causing significant strain on our operational and administrative resources. We have grown from 72 employees in 1997 to approximately 123 employees as of September 30, 2000, and we expect to continue hiring additional employees. Our future success will depend in part on our ability to implement and improve our operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot assure you that our current and planned personnel levels, systems, procedures and controls will be adequate to support our future operations. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or enhance our relationships with existing customers.

Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

     . variations in demand for our products;

     . the timing of the introduction of RVSM requirements on various flight routes;

     . the capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

     . changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

     . delays in introducing or obtaining government approval for new products;

     . new product introductions by competitors;

     . changes in our pricing policies or the pricing policies of our competitors; and

     . costs related to possible acquisitions of technologies or businesses.

     We plan to increase our operating expenses to expand our sales and marketing operations and fund greater levels of product development. As a result, a delay in generating revenues could cause significant variations in our operating results from quarter to quarter.

Our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully.

     The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell International Corporation, Smiths Industries plc and Meggitt Avionics Inc. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

     One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in our acquisition strategy, such as the diversion of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by our existing operations or otherwise perform as expected.

Our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

     Our success and ability to compete will depend in part on our ability to obtain and maintain patent or other protection for our technology and products, both in the United States and abroad. In addition, we must operate without infringing the proprietary rights of others.

     We currently hold three U.S. patents and have one U.S. patent application pending. In addition, we have five international patent applications pending. We cannot be certain that patents will issue on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products which incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

     Future generations of air data systems, engine and fuel displays and flat panel displays embodying new technologies or new industry standards could render our products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences and evolving industry standards. Our future success will depend on our ability to:

     . adapt to rapidly changing technologies;

     . adapt our products to evolving industry standards; and

     . develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

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

     Our products are currently subject to direct regulation by the U.S. Federal Aviation Authority (FAA), its European counterpart, the Joint Aviation Authorities (JAA), and other comparable organizations. Our products and many of their components must be approved by either the FAA, the JAA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the JAA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the JAA or other appropriate organizations to have them certified for installation outside the United States.

     Significant delay in receiving certification for newly developed products or enhancements to our products or losing certification for our existing products could result in lost sales or delays in sales. Furthermore, the adoption of additional regulations or product standards, as well as changes to the existing product standards, could require us to change our products and underlying technology. Some products from which we expect to generate significant future revenues, including our CIP, have not received regulatory approval. We cannot assure you that we will receive regulatory approval on a timely basis or at all. For a more detailed description, see "Business-- Government Regulation."

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

     Our products use complex system designs and components that may contain errors, omissions or defects, particularly when we incorporate new technologies into our products or we release new versions or enhancements of our products. Despite our quality assurance process, errors, omissions or defects could occur in our current products, in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to redesign or recall those products or pay damages. Such an event could result in the following:

     . the delay or loss of revenues;

     . the cancellation of customer contracts;

     . the diversion of development resources;

     . damage to our reputation;

     . increased service and warranty costs; or

     . litigation costs.

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

     We expect to derive an increasing amount of our revenues from sales outside the United States, particularly in Europe. We have limited experience in marketing and distributing our products internationally. In addition, there are certain risks inherent in doing business on an international basis, such as:

     . differing regulatory requirements for products being installed in aircraft;

     . legal uncertainty regarding liability;

     . tariffs, trade barriers and other regulatory barriers;

     . political and economic instability;

     . changes in diplomatic and trade relationships;

     . potentially adverse tax consequences;

     . the impact of recessions in economies outside the United States; and

     . variance and unexpected changes in local laws and regulations.

     Currently, all of our international sales are denominated in U.S. dollars. An increase in the value of the dollar compared to other currencies could make our products less competitive in foreign markets. In the future, we may conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our results of operations.

     Item 7A. Quantitative and qualitative disclosures about market risk.

     Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of September 30, 2000, all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

     Item 8. Financial statements and supplementary data.

     The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 14 herein are filed as part of this Report.

                    Innovative Solutions and Support, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               25

CONSOLIDATED BALANCE SHEETS                                            26

CONSOLIDATED STATEMENTS OF OPERATIONS                                  27

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                        28

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             30

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Solutions and Support, Inc.:

     We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
October 27, 2000

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      September 30,
                                                                   -------------      -------------
                                                                        1999               2000
                                                                        ----               ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents.......................................  $ 4,638,607      $38,657,433
  Cash restricted for capital expenditures (Note 5)...............         ----        4,141,689
  Accounts receivable, less allowance for doubtful accounts:
  1999-$0; 2000 - $75,000.........................................    3,413,771        8,394,304
  Inventories, net................................................    3,496,773        4,265,144
  Deferred taxes..................................................       23,530          464,346
  Prepaid expenses................................................       66,104          136,447
                                                                    -----------      -----------
     Total current assets.........................................   11,638,785       56,059,363
                                                                    -----------      -----------
Property and Equipment:
  Computers and test equipment....................................    1,646,659        2,027,987
  Corporate airplane..............................................         ----        2,989,591
  Furniture and office equipment..................................      341,042          735,262
  Leasehold improvements..........................................       50,205           54,299
                                                                    -----------      -----------
                                                                      2,037,906        5,807,139
  Less--Accumulated depreciation..................................   (1,292,716)      (1,683,973)
                                                                    -----------      -----------
     Net property and equipment...................................      745,190        4,123,166
                                                                    -----------      -----------
Deposits and Other Assets.........................................       24,202          359,986
                                                                    -----------      -----------
Deferred Taxes....................................................      204,012          204,012
                                                                    -----------      -----------
                                                                    $12,612,189      $60,746,527
                                                                    ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable.................................  $      ----      $   100,000
  Current portion of capitalized lease obligations................       23,831           19,794
  Accounts payable................................................      888,052        1,856,048
  Accrued expenses................................................    1,385,143        2,964,947
  Deferred revenue................................................      784,707          173,975
                                                                    -----------      -----------
     Total current liabilities....................................    3,081,733        5,114,764
                                                                    -----------      -----------
Capitalized Lease Obligations (Note 8)............................       45,764           30,447
                                                                    -----------      -----------
Deferred Revenue..................................................      549,420          543,820
                                                                    -----------      -----------
Long-Term Note Payable (Note 5)...................................         ----        4,235,000
                                                                    -----------      -----------
Commitments and Contingencies (Note 8)
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--
    Class A Convertible stock, $.001 par value;
    200,000 shares authorized, 177,092 and 0 shares issued
    and outstanding at September 30, 1999 and 2000................          177             ----
  Common stock, $.001 par value; 75,000,000 shares authorized,
    6,766,213 and 12,593,503 shares issued and outstanding at
    September 30, 1999 and 2000, respectively.....................        6,766           12,594
  Additional paid-in capital......................................    8,749,376       43,881,392
  Retained earnings...............................................      178,953        6,928,510
                                                                    -----------      -----------
     Total shareholders' equity...................................    8,935,272       50,822,496
                                                                    -----------      -----------
                                                                    $12,612,189      $60,746,527
                                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Fiscal Year Ended September 30,
                                               --------------------------------------------
                                                   1998             1999             2000
                                               -----------      -----------      -----------
Revenues (includes related party
  amounts of $2,952,584, $1,226,210 and
  $88,566, respectively)                       $14,682,313      $22,487,882      $33,273,890
Cost of Sales (includes related party
  amounts of $2,744,825, $616,751 and
  $39,444, respectively)....................     8,480,549       10,570,009       14,819,043
                                               -----------      -----------      -----------
     Gross profit...........................     6,201,764       11,917,873       18,454,847
                                               -----------      -----------      -----------
Operating Expenses:
     Research and development...............     1,554,564        1,915,634        3,274,708
     Selling, general and administrative....     2,492,509        3,333,977        4,951,732
                                               -----------      -----------      -----------
                                                 4,047,073        5,249,611        8,226,440
                                               -----------      -----------      -----------
         Operating income...................     2,154,691        6,668,262       10,228,407
Interest Income.............................       (14,092)         (80,376)        (599,277)
Interest Expense............................       238,213           50,239           34,722
                                               -----------      -----------      -----------
     Income before income taxes.............     1,930,570        6,698,399       10,792,962
     Income tax (expense) benefit, net
       (Note 4).............................     2,013,802       (2,517,764)      (4,043,405)
                                               -----------      -----------      -----------
Net Income..................................   $ 3,944,372      $ 4,180,635      $ 6,749,557
                                               ===========      ===========      ===========
Net Income Per Common Share:
     Basic..................................   $      0.59      $      0.62      $      0.86
     Diluted................................   $      0.46      $      0.45      $      0.66
Weighted Average Shares Outstanding:
     Basic..................................     6,670,134        6,746,976        7,893,630
     Diluted................................     8,611,487        9,204,344       10,231,931




The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Retained
                                                                                   Additional       Earnings
                                                            Preferred    Common      Paid-in      (Accumulated
                                                              Stock      Stock       Capital        Deficit)           Total
                                                            ----------  --------  -------------  ---------------  ---------------
BALANCE, SEPTEMBER 30, 1997  ...........................          177      6,613     8,307,529       (7,946,054)          368,265
  Issuance of stock to directors  ......................           --        115       251,885               --           252,000
  Net income  ..........................................           --         --            --        3,944,372         3,944,372
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1998  ...........................          177      6,728     8,559,414       (4,001,682)        4,564,637
  Issuance of stock to directors  ......................           --         38       104,962               --           105,000
  Compensation in connection with issuance
    of Common stock options  ...........................           --         --        85,000               --            85,000
  Net income  ..........................................           --         --            --        4,180,635         4,180,635
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1999  ...........................          177      6,766     8,749,376          178,953         8,935,272
  Exercise of warrants to purchase Common
    stock   ............................................           --        425     1,034,008               --         1,034,433
  Exercise of options to purchase Common
    stock   ............................................           --         11        11,989               --            12,000
  Initial public offering of Common stock, net..........           --      3,450    34,087,784               --        34,091,234
  Conversion of preferred stock to Common
   stock in connection with initial public offering.....         (177)     1,942        (1,765)              --                --
  Net income   .........................................           --         --            --        6,749,557         6,749,557
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 2000   ..........................        $  --    $12,594   $43,881,392      $ 6,928,510       $50,822,496
                                                                =====    =======   ===========      ===========       ===========




The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Fiscal Year Ended
                                                                    -------------------------
                                                                          September 30,
                                                                          -------------
                                                             1998                1999            2000
                                                          -----------         -----------     -----------
Cash Flows From Operating Activities:
  Net income..........................................    $ 3,944,372         $ 4,180,635     $ 6,749,557
  Adjustment to reconcile net income to net cash
  provided by (used in) operating activities--
    Imputed interest..................................         91,440                  --              --
    Depreciation and amortization.....................        126,877             264,785         391,257
    Excess and obsolete inventory expense.............        338,221             100,446         318,421
    Bad debt expense..................................             --                  --          75,000
    Deferred taxes....................................     (2,013,802)          1,786,260        (440,816)
    Compensation expense for stock issued to directors        252,000             105,000              --
    Compensation expense for common stock options.....             --              85,000              --
    (Increase) decrease in--
    Accounts receivable...............................     (1,079,782)            161,562      (5,055,533)
    Inventories.......................................     (1,547,719)           (789,134)     (1,086,792)
    Prepaid expenses and other........................        (82,607)             21,706        (406,127)
    Increase (decrease) in--
    Accounts payable..................................        237,048          (1,363,639)        967,996
    Accrued expenses..................................        (17,058)            954,136       1,579,804
    Deferred revenue..................................       (287,502)            454,154        (616,332)
                                                          -----------         -----------     -----------
        Net cash provided by (used in) in operating
        activities....................................        (38,512)          5,960,911       2,476,435
                                                          -----------         -----------     -----------
Cash Flows From Investing Activities:
    Purchases of property and equipment...............       (238,152)           (592,189)     (3,769,233)
    Restricted cash...................................             --                  --      (4,141,689)
                                                          -----------         -----------     -----------
        Net cash provided by (used in) financing
        activities....................................       (238,152)           (592,189)     (7,910,922)
                                                          -----------         -----------     -----------
Cash Flows From Financing Activities:
    Proceeds from issuance of notes...................             --                  --       4,335,000
    Repayments of notes...............................       (587,600)           (250,000)             --
    Borrowings on credit facility.....................      2,270,000                  --              --
    Repayments on credit facility.....................     (1,720,000)           (550,000)             --
    Repayments of capitalized lease obligations.......        (67,867)            (32,265)        (19,354)
    Proceeds from the sale of stock...................             --                  --      34,091,234
    Proceeds from exercise of stock options  .........             --                  --          12,000
    Proceeds from exercise of warrants................             --                  --       1,034,433
                                                          -----------         -----------     -----------
        Net cash provided by (used in) financing
        activities....................................       (105,467)           (832,265)     39,453,313
                                                          -----------         -----------     -----------
Net Increase (Decrease) In Cash And Cash Equivalents..       (382,131)          4,536,457      34,018,826
Cash And Cash Equivalents, Beginning Of Year..........        484,281             102,150       4,638,607
                                                          -----------         -----------     -----------
Cash And Cash Equivalents, End Of Year................    $   102,150         $ 4,638,607     $38,657,433
                                                          ===========         ===========     ===========




The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Background:

     Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems to the military and government, commercial air transport and corporate aviation markets.

     On July 7, 2000, the Company's Board of Directors approved a split of the Company's common stock on a 1.09624-to-1 basis. All references in the financial statements to the number of shares of Common stock and to per share amounts have been retroactively stated to reflect the split. The Company completed an initial public offering of its common stock in August 2000. Upon the closing of the offering, the outstanding shares of Series A Preferred stock were converted into 1,941,353 shares of Common stock.

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on technological developments, dependence on key customers and product liability.

2.   Summary Of Significant Accounting Policies:

  Use of Estimates

     Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market as follows:

                                                                             September 30,
                                                                     ------------------------------
                                                                           1999            2000
                                                                        ----------      ----------
     Raw materials and finished components....................          $2,368,432      $4,142,021
     Work-in-process..........................................           1,806,287       1,119,490
                                                                        ----------      ----------
     Gross inventory..........................................           4,174,719       5,261,511
     Reserve for excess and obsolete..........................            (677,946)       (996,367)
                                                                        ----------      ----------
                                                                        $3,496,773      $4,265,144
                                                                        ==========      ==========

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of 5 to 7 years or over the lease term). This method is not materially different from straight-line. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. During the year ended September 30, 2000, the Company purchased an aircraft for approximately $3.0 million. This aircraft will serve as a test bed for the Company's new air data and flat panel products and also as a sales/marketing tool for demonstrating products to its aviation customers.

 Revenue Recognition

     Revenues are recognized upon shipment of product, and include $2,952,584, $1,226,210 and $88,566 from a related-party in 1998, 1999 and 2000, respectively (see Note 9).

 Deferred Revenue

     The Company has a contract which provided for the customer to make advance payments of 90% of anticipated deliverables. These amounts are recorded as deferred revenue when received and recognized as revenue when the related products are shipped. Additionally, in fiscal 1999, a customer purchased a 10 year warranty. This amount has been recorded as deferred revenue and is being recognized ratably over the 10 year term of the warranty.

 Warranty

     Estimated cost to repair or replace products under warranty is provided when revenues from product sales are recorded. In fiscal 1999, the Company began to offer its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recorded as revenues over the warranty period.

 Income Taxes

     Income taxes are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see
Note 4).

 Research and Development

     Research and development expenses incurred for product enhancements and future product development are charged to expense as incurred.

 Long-Lived Assets

     The Company evaluates the realizability of long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No.121 requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, impairment is recognized. No material adjustments have been recorded for the periods presented.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Comprehensive Income

     Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company would be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no items of other comprehensive income for any of the periods presented.

 Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values.

 Major Customers and Products

     The Company derived 49%, 76% and 62% of its revenue from three, three and two customers for the fiscal years ended September 30, 1998, 1999 and 2000, respectively. Accounts receivable related to these customers total $2,096,468 and $5,082,366 at September 30, 1999 and 2000, respectively.

     In addition, revenues from sales of air data and RVSM systems and components were 70%, 81% and 99% of revenues for the years ended September 30, 1998, 1999 and 2000, respectively. Revenues from sales of engine and fuel displays were 30%, 19% and 1% for the years ended September 30, 1998, 1999 and 2000, respectively.

 Major Suppliers

     The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of the particular components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and shipments, a possible loss of sales, and could cause the Company to fail to fulfill certain performance obligations under current customer contracts, which would adversely affect operating results.

 Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivables. The Company invests its excess cash with large banks where preservation of principal is the major consideration. The Company's customer base principally consists of companies within the aviation industry. The Company does not currently require collateral from its customers.

 Supplemental Cash Flow Information

     For the years ended September 30, 1998, 1999 and 2000, the Company paid $146,875, $75,206 and $34,722, respectively, for interest, and $10,028, $155,278 and $3,910,000, respectively, for income taxes.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Net Income Per Share:

     Net income per share is calculated pursuant to SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

     Under SFAS No. 128, the Company's granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                              For the Year Ended
                                                              ------------------
                                                                 September 30,
                                                                 -------------
                                                            1998         1999         2000
                                                       ---------    ---------   ----------
Basic weighted average number of shares
 outstanding.......................................    6,670,134    6,746,976    7,893,630
 Incremental shares from assumed exercise or
  conversion of:
  Stock options....................................           --      168,671      333,196
  Warrants.........................................           --      347,344      371,398
  Preferred stock..................................    1,941,353    1,941,353    1,633,707
                                                       ---------    ---------   ----------
  Diluted weighted average number of shares
    Outstanding....................................    8,611,487    9,204,344   10,231,931
                                                       =========    =========   ==========

  The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method.

4. Income Taxes:

  The Company incurred operating losses and generated a significant accumulated deficit from inception through the fiscal year ended September 30, 1996. As of September 30, 1998 the Company had federal net operating loss carryforwards of approximately $5.8 million. At September 30, 1996 and 1997, a valuation allowance was recorded for 100% of the associated deferred tax asset as realization of the tax benefit was not considered more likely than not. At September 30, 1998, management determined, based upon historical and projected operating results, that it was more likely than not that the tax benefit would be realized. Therefore, as of September 30, 1998 the Company eliminated the valuation reserve and recorded an income tax benefit and a corresponding deferred tax asset of $2.0 million, relating to the remaining cumulative net operating loss of $5.8 million. The Company utilized the entire remaining cumulative net operating loss in fiscal 1999.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets consists of the following components:

                                                 September 30, September 30,
                                                 -----------   -----------
                                                     1999          2000
                                                     ----          ----

     Deferred tax assets--
          Deferred revenue...................       $227,542      $227,542
          Reserves and accruals..............             --       440,816
                                                    --------      --------
     Deferred tax asset......................       $227,542      $668,358
                                                    ========      ========

     Payments received for warranties are recorded as taxable income in the year received and, therefore, generate deferred tax assets.

     The components of income taxes were as follows:

                                                  For the Year Ended September 30,
                                             -------------------------------------------
                                                  1998             1999          2000
                                                  ----             ----          ----
     Current Provision:
          Federal......................      $   656,394       $  534,497    $4,064,517
          State........................          115,834          197,007       419,704
                                             -----------       ----------    ----------
                                                 772,228          731,504     4,484,221
                                             -----------       ----------    ----------
  Deferred Provision (Benefit):
          Federal......................       (2,529,362)       1,780,359      (399,041)
          State........................         (256,668)           5,901       (41,775)
                                             -----------       ----------    ----------
                                              (2,786,030)       1,786,260      (440,816)
                                             -----------       ----------    ----------
                                             $(2,013,802)      $2,517,764    $4,043,405
                                             ===========       ==========    ==========

     The reconciliation of the statutory federal rate to the Company's effective income tax expense (benefit) rate is as follows:

                                                                 For the Year Ended
                                                          --------------------------------
                                                                      September 30,
                                                                      -------------
                                                              1998        1999       2000
                                                              ----        ----       ----
Federal statutory tax rate............................        34.0%       34.0%      34.0%
State income taxes, net of federal benefit............         6.0         3.6        2.6
Other.................................................          --          --        0.9
Benefit of net operating loss carryforward............       (40.0)         --         --
Reversal of deferred tax asset valuation reserve......      (104.3)         --         --
                                                           -------        ----       ----
                                                           (104.3)%       37.6%      37.5%
                                                           =======        ====       ====

5. Notes Payable:

     The Company had $837,600 of subordinated notes bearing annual interest at 10% collateralized by all of the Company's tangible and intangible assets. In fiscal 1998, $587,600 of these notes was repaid and the remaining $250,000 was repaid during fiscal 1999.

  Warrants to purchase 734,570 shares of Common stock at $2.19 per share expiring in June 2004 were issued to the noteholders in conjunction with the issuance of the notes. The subordinated notes were recorded net of $125,000 of

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

fair value assigned to the warrants. The warrants were valued using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.50%; an expected life of seven years; dividend yield of zero; and a volatility of 30%. The notes were amortized to their face value over one year, with $91,440 and $33,560 of amortization included in interest expense for the years ended September 30, 1998 and 1997, respectively (see Note 7).

     The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, PA Industrial Development Authority. The purpose of the loan is to fund the construction of the Company's new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2000: 2001-$100,000; 2002 - $150,000; 2003 - $200,000; 2004 -
$250,000; 2005 - $250,000; thereafter - $3,385,000.  The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to (EBITDA) earnings before interest, taxes and depreciation and amortization, fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2000. The proceeds from this loan are considered restricted cash.

6. Credit Facility:

     The Company had a revolving credit and equipment line with a bank ("Credit Facility") which allowed the Company to borrow up to $1,000,000, increasing to $2,000,000 under certain circumstances, with interest at the higher of the prime rate plus 1.5% or the bank's cost of funds, as defined, plus 2.5%. All borrowings under the Credit Facility were repaid in April 1999. The original expiration date was July 1999, and was temporarily extended to August 2000. The Company allowed this credit facility to expire in August 2000.

7. Shareholders' Equity:

 Preferred Stock

     Holders of Class A Convertible Preferred stock are entitled to certain rights shared with Common stock holders, as defined, including equal voting rights and an equal share of dividends, if any. In addition, Class A Convertible Preferred stock carries a liquidation right of $24 per share in the event of any liquidation, as defined. The Class A Convertible Preferred stock is convertible into Common stock at the option of the holder, at the rate of 10.9624 shares of Common stock for each share of Class A Convertible Preferred stock, subject to adjustment, as defined. The Preferred stock was automatically converted into Common stock upon the closing of the Company's initial public offering on August 4, 2000.

 Common Stock

     The Company issued 115,105 and 38,368 shares of Common stock to non-employee directors, with fair values of $252,000 and $105,000, for the years ended September 30, 1998 and 1999, respectively. The fair value of the Common stock was charged to selling, general and administrative expense on the accompanying statements of operations on the date of issue.

 Stock Options

     The Company's 1988 Stock Incentive Plan provides for the grant of incentive stock options to employees. The Company's 1998 Stock Option Plan provides for the grant of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2000, no stock options have been granted to independent contractors or consultants under this plan.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Incentive stock options granted under the 1988 Stock Incentive Plan and the 1998 Stock Option Plan (the "Plans") must be at least 100% of the fair value of the Common stock on the date of grant. Nonqualified stock options granted under the 1998 Plan may be less than, equal to or greater than the fair value of the Common stock on the date of grant. Required disclosure information regarding the Plans has been combined due to the similarities in the Plans. The Company has reserved 1,360,228 shares of its Common stock for awards under the Plans.

     The Company applies Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for options issued to employees under the Plans. Under APB No. 25, compensation cost related to stock options granted to employees is computed based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Common stock. During the year ended September 30, 1999, the Company granted performance based stock options to an employee. The Company recorded $85,000 in compensation expense related to these options as the applicable performance measures that determined vesting had been achieved.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," compensation cost related to stock options granted to employees is computed based on the value of the stock option at the date of grant using an option valuation methodology, typically the Black-Scholes pricing model. SFAS No. 123 can be applied either by recording the fair value of the options or by continuing to record the APB No. 25 value and disclosing the SFAS No. 123 impact on a pro-forma basis. The Company has elected the disclosure method of SFAS No.
123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's pro forma net income for fiscal 1998, 1999 and 2000 would have been as follows:

                                             Year Ended September 30,
                                        -------------------------------------
                                           1998         1999          2000
                                        ----------   ----------    ----------
          Net income:
             As reported........        $3,944,372   $4,180,635    $6,749,557
             Pro forma..........         3,923,963    4,114,312     6,338,894
          Basic EPS:
             As reported........        $     0.59   $     0.62    $     0.86
             Pro forma..........              0.59         0.61          0.80
          Diluted EPS:
             As reported........        $     0.46   $     0.45    $     0.66
             Pro forma..........              0.46         0.45          0.62


     The weighted average fair value of the stock options granted during the years ended September 30, 1998, 1999 and 2000 were $1.28, $2.21 and $10.09, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                                 Year Ended
                                                                 ----------
                                                               September 30,
                                                               -------------
                                                           1998      1999      2000
                                                           ----      ----      ----
          Expected dividend rate.......................      --        --        --
          Expected volatility..........................      70%       70%      126%
          Weighted average risk-free interest rate.....     5.7%      5.7%      5.9%
          Expected lives (years).......................       5         5         5

               INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Information relative to the Plans is as follows:

                                                                   Range of         Weighted
                                                                  ---------         --------
                                                                   Exercise          Average
                                                                  ---------         --------
                                                     Options       Prices       Exercise Price
                                                   ------------   -------       --------------
  Outstanding September 30, 1997..............         282,281      0.91- 2.74           2.12
     Granted..................................         135,386      2.19- 3.28           2.70
     Terminated...............................        (109,624)     2.19- 2.74           2.24
                                                      --------    ------------         ------
  Outstanding September 30, 1998..............         308,043      0.91- 3.28           2.33
     Granted..................................         356,278      3.28- 6.39           3.52
     Terminated...............................         (54,812)           2.19           2.19
                                                      --------    ------------         ------
  Outstanding September 30, 1999..............         609,509      0.91- 6.39           3.28
     Granted..................................         359,323     10.03-17.13          11.28
     Exercised................................         (10,962)           1.09           1.09
     Terminated...............................         (82,218)     0.91-10.03           6.20
                                                      --------    ------------         ------
  Outstanding September 30, 2000..............         875,652    $ 2.19-17.13         $ 6.17
                                                      ========    ============         ======

  Options exerciseable at September 30, 2000.          251,034    $ 2.19-11.86         $ 3.19
                                                      ========    ============         ======

     Options may no longer be granted under the 1988 Stock Incentive Plan. At September 30, 2000, 167,763 shares were available for grant under the 1998 stock option plan.

     The following table summarizes information concerning outstanding and exerciseable options at September 30, 2000:

  /--------------------------- OPTIONS OUTSTANDING--------------------------/      /------OPTIONS EXERCISEABLE------/
  Range of         Outstanding         Weighted Average
  Exercise            As of               Remaining         Weighted Average           As of           Weighted Average
   Prices       September 30, 2000     Contractual Life      Exercise Price      September 30, 2000     Exercise Price
   ------       ------------------     ----------------      --------------      ------------------     --------------
$0.0-5.00                532,773                   8.0               $ 3.03              240,072                $ 2.93
$5.01-7.50                27,406                   8.7               $ 6.39                5,481                $ 6.39
$7.51-10.00                    0                     0               $  0.0                    0                $  0.0
$10.01-12.50             314,473                   9.6               $11.44                5,481                $11.86
$12.51-15.00                   0                   0.0               $  0.0                    0                $  0.0
$15.01-17.50               1,000                  10.0               $17.13                    0                $  0.0
                         -------                  ----               ------              -------                ------
                         875,652                   8.6               $ 6.17              251,034                $ 3.20
                         -------                  ----               ------              -------                ------


 Warrants

     In connection with the issuance of subordinated notes, the Company issued warrants to purchase 734,570 shares of Common stock at an exercise price of $2.19 per share (see Note 5). During the year ended September 30, 2000, warrants to purchase 381,141 shares of Common stock were exercised for an aggregate purchase price of $834,433. The remaining warrants are fully vested and exercisable through June 2004.

     In addition, during the year ended September 30, 2000, warrants to purchase 43,850 shares of Common stock were exercised for an aggregate purchase price of $200,000, or approximately $4.56 per share.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)


     In addition, there are outstanding warrants to purchase 11,006 shares of Common stock at an exercise price of $4.56 per share. The warrants are fully vested and are exercisable through August 2, 2004.

8. Commitments and Contingencies:

 Capital Leases

     The Company leases certain equipment under capital leases, with terms ranging from three to five years. Implicit interest rates under these leases range from 2% to 13%. The capitalized cost of $94,291 and $94,291 and the related accumulated amortization of $36,771 and $68,768 has been included in property and equipment at September 30, 1999 and 2000, respectively.

Future minimum payments of capital leases at September 30, 2000 are as follows:


      Fiscal 2001..............................................    $ 20,325
      Fiscal 2002..............................................      19,328
      Fiscal 2003..............................................      16,906
      Fiscal 2004..............................................           0
                                                                   --------
      Total minimum lease payments.............................      56,559
      Less--amount representing interest.......................      (6,318)
                                                                   --------
      Present value of future minimum lease payments...........      50,241
      Less--Current portion....................................     (19,794)
                                                                   --------
                                                                   $ 30,447
                                                                   ========
 Operating Lease

     Rent expense under operating leases totaled $226,014, $427,410 and $429,355 for the years ended September 30, 1998, 1999 and 2000, respectively. Future minimum payments related to all noncancelable leases are $433,124 in fiscal 2001.

 Product Liability

     The Company currently has product liability insurance to $20,000,000, which management believes is adequate to cover potential liabilities that may arise.

 Land Purchase

     During the year ended September 30, 2000, the Company committed to purchase a tract of land for $1.0 million. The Company intends to construct a new manufacturing and office facility on the land. Included in the accompanying balance sheet as of September 30, 2000, is a deposit of $100,000 toward the purchase of the land. The Company expects to spend a total of $5.0 million to $6.0 million on the construction through fiscal 2001.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Employment Agreement

  In May 1999, the Company entered into an employment agreement with an employee for an annual salary of $225,000 expiring in May 2002.

 Legal Proceedings

  From time to time, the Company is subject to various legal proceedings in the ordinary course of business. Management does not believe that any of the current legal proceedings will have a material adverse effect on the Company's operations or financial condition.

  9.   Related-party Transactions:

  The Company incurred legal fees of $82,231, $76,924 and $42,364 with a law firm which is a shareholder of the Company for the years ended September 30, 1998, 1999 and 2000, respectively. Management believes the fees paid were on an arm's length basis and were consistent with the fees paid prior to the law firm's investment in the Company.

  The Company derived revenues of approximately $2,952,584, $1,226,210 and $88,566 for the years ended September 30, 1998, 1999 and 2000, respectively, from a company which is a shareholder and purchased $2,744,825, $616,751 and $39,444 of component parts used in the manufacturing process from this related party for the years ended September 30, 1998, 1999 and 2000, respectively.


  10. Initial Public Offering

      In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of common stock.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     None


Part III

Item 10. Directors and executive officers of the registrant.

     This information (other than the information relating to executive officers included in Part I Item A.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 11.  Executive compensation.

     This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial owners and management.

     This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 13.  Certain relationships and related transactions.

     This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.



Part IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K.

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements
                    See index to Financial Statements at Item 8 on page 24 of
              this report.
         (2)  Financial Statement Schedules.

                    The following financial statement schedules of IS&S are filed as part of this report and should be read in conjunction with the financial statements.

                       Schedule

                       II - Valuation and qualifying accounts

                            Schedules not listed above have been omitted because
                       they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(2) The following exhibits are filed as part of, or incorporated by reference into this report:

     Exhibit
     Number  Exhibit Title
     3.1#    Articles of Incorporation of IS&S.
     3.2#    Bylaws of IS&S.
     10.1*#  IS&S 1988 Incentive Stock Option Plan
     10.2*#  IS&S 1998 Stock Option Plan
     10.3*#  Employment Agreement by and between Robert J. Ewy and IS&S dated May 3, 1999.
     10.4*#  Employment Agreement by and between Roger E. Mitchell and IS&S dated July 7, 1998.
     10.5#   Stock Purchase Agreement by and between IS&S and Parker Hannifin Corporation dated July 11, 1991.
     10.6#   Securities Purchase Agreement by and among IS&S , Geoffrey S. M. Hedrick, The P/A Fund and Parker Hannifin Corporation
             dated May 8, 1995.
     10.7#   Form of Warrant Agreement
     10.8    Bond purchase Agreement
     10.9    Reimbursement, credit and Security Agreement
     10.10   Loan Agreement
     10.11   Trust Indenture
     21      Subsidiaries of IS&S.
     27      Financial Data Schedule

     *       Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
     #       Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-36584) filed with the
             Commission on May 9, 2000, as amended.





(b)  Reports on Form 8-K.

          The Company filed a Form 8-K on August 10, 2000 making an Item 5 disclosure announcing its revenue and net income for the third quarter of fiscal 2000, which ended June 30, 2000.

                     Innovative Solutions and Support, Inc.
                Schedule II - Valuation and Qualifying Accounts

                                                             Balance        Charged to                     Balance
                                                           At Beginning      Costs and                      At End
Description                                                 Of Period        Expenses      Deductions     Of Period
-----------                                                -----------      ----------    ------------   -----------
Year ended September 30, 1998
-------------------------------
Allowance for doubtful accounts                                $      0       $      0             $0      $      0

Inventory reserve                                              $239,279       $338,221             $0      $577,500

Year ended September 30, 1999
-------------------------------
Allowance for doubtful accounts                                $      0       $      0             $0      $      0

Inventory reserve                                              $577,500       $100,446             $0      $677,946

Year ended September 30, 2000
-------------------------------
Allowance for doubtful accounts                                $      0       $ 75,000             $0      $ 75,000

Inventory reserve                                              $677,946       $318,421             $0      $996,367

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Innovative Solutions and Support, Inc.


                                        By: /s/  Geoffrey S. M. Hedrick
                                            ---------------------------
                                                 Geoffrey S. M. Hedrick
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                        Dated:  December 18, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                         Title                        Date
          ---------                                         -----                        ----
/s/ Geoffrey S. M. Hedrick
--------------------------
Geoffrey  S. M. Hedrick                            Chairman of the Board and       December 18, 2000
(Principal Executive Officer)                      Chief Executive Officer

/s/ James J. Reilly
-------------------
James J. Reilly                                    Chief Financial Officer         December 18, 2000
(Principal Financial and Accounting  Officer)

/s/ Joel P. Adams
-----------------
Joel P. Adams                                      Director                        December 18, 2000

/s/ Glen R. Bressner
--------------------
Glen R. Bressner                                   Director                        December 18, 2000

/s/ Winston J. Churchill
------------------------
Winston J. Churchill                               Director                        December 18, 2000

/s/ Benjamin A. Cosgrove
------------------------
Benjamin A. Cosgrove                               Director                        December 18, 2000

/s/ Ivan M. Marks
-----------------
Ivan M. Marks                                      Director                        December 18, 2000

/s/ Robert E. Mittelstaedt, Jr
------------------------------
Robert E. Mittelstaedt                             Director                        December 18, 2000