Form 10-K/A
period 2000-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2001-01-29
CIK 836690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           __________________________

                                  FORM 10-K/A

                       For annual and transition reports
                    pursuant to sections 13 or 15(d) of the
                        Securities Exchange Act of 1934

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                          Commission File No. 0-31157

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                               23-2507402
             -----------------                           --------------
         (State or other jurisdiction          (IRS Employer Identification No.)
              of incorporation)

   420 LAPP ROAD, MALVERN, PENNSYLVANIA                     19355
  --------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)


                                (610) 889-9898
                             --------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $.001

     Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No__
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of December 15, 2000 was approximately $70,706,188. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2000, there were 12,615,427 outstanding shares of the Registrant's Common Stock.

     Part III of the Annual Report on Form 10-K for the year ended September 30,2000 of Innovative Solutions and Support, Inc. is hereby amended and restated in its entirety as follows:

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     Set forth below is certain information regarding our directors and executive officers:

Name                              Age  Position
----                              ---  --------

Geoffrey S. M. Hedrick........    58   Chairman of the Board and Chief Executive
                                       Officer(3)
Robert J. Ewy.................    55   President
James J. Reilly...............    60   Chief Financial Officer
David J. Marvin...............    47   Vice President of Marketing and Business
                                       Development
Roger E. Mitchell.............    46   Vice President of Operations
Joel P. Adams.................    43   Director(1)(5)
Glen R. Bressner..............    40   Director(2)(5)
Winston J. Churchill..........    60   Director(3)(4)
Benjamin A. Cosgrove..........    74   Director(3)(4)
Ivan M. Marks.................    59   Director(1)(5)
Robert E. Mittelstaedt, Jr....    57   Director(2)(4)

______________

(1)  Term expires at 2001 annual meeting.
(2)  Term expires at 2002 annual meeting.
(3)  Term expires at 2003 annual meeting.
(4)  Member of the Compensation Committee of the Board of Directors.
(5)  Member of the Audit Committee of the Board of Directors.


   Geoffrey S. M. Hedrick has been our Chief Executive Officer since he founded IS&S in February 1988 and our Chairman of the Board since 1997. Prior to founding us, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries.

   Robert J. Ewy has been our President since May 1999. Prior to joining us, from 1971 to 1999, Mr. Ewy was employed by AlliedSignal, Inc., Electronics and Avionics Systems, where he held various positions. From 1998 to 1999, Mr. Ewy was General Manager of Business Aviation. From 1997 to 1998, he was Vice President of Flight Information Systems, and from 1996 to 1997, he was Vice President of Communications and Cabin Systems. Prior thereto, from 1993 to 1996, Mr. Ewy was Director of Strategic Business Enterprises. Mr. Ewy holds a Bachelor of Science degree in Engineering from the University of Missouri.

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

   Joel P. Adams has been a director since 1995. Mr. Adams has been the President of Adams Capital Management, Inc., a venture capital management company, since he founded it in 1994. Mr. Adams also serves on the board of directors of AirNet Communications Corporation and NetSolve Inc. Mr. Adams holds a Masters of Science degree from Carnegie Mellon University and a Bachelor of Science degree in Nuclear Engineering from the State University of New York at Buffalo.

   Glen R. Bressner has been a director since 1999. Mr. Bressner has been a partner of Mid-Atlantic Venture Funds, a venture capital firm, since 1997. Mr. Bressner is also a partner of NEPA Venture Fund, L.P., a venture capital firm, a position he has held since 1985. From 1996 to 1997, Mr. Bressner served as the Chairman of the Board of Directors of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science degree in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

   Winston J. Churchill has been a director since 1990. Since 1996, Mr. Churchill has been a managing general partner of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc. In addition, since 1991, Mr. Churchill has been the Chairman of the Board of Churchill Investment Partners, Inc. and CIP Capital, Inc., both of which are venture capital firms. Mr. Churchill is also a director of Amkor Technology, Inc., Freedom Securities Corp., Griffin Land and Nurseries, Inc. and CinemaStar Luxury Theaters, Inc. Mr. Churchill is a member of the Executive Committee of the Council of Institutional Investors. Mr. Churchill holds a Bachelor of Science degree from Fordham University, a Masters of Business Administration from Oxford University and a Juris Doctor from Yale Law School.

   Benjamin A. Cosgrove has been a director since 1992. Mr. Cosgrove has been a consultant to The Boeing Company since he retired from Boeing in 1993. Prior to his retirement, Mr. Cosgrove was employed by Boeing for 44 years and held a number of positions, including Senior Vice President for Technical and Government Affairs. Mr. Cosgrove is currently a member of the NASA Advisory Council's Task Force on the Shuttle-Mir Rendezvous and Docking Missions and the Task Force on International Space Station Operational Readiness. Mr.

Cosgrove holds a Bachelor of Science degree in Aeronautical Engineering from Notre Dame University.

   Ivan M. Marks has been a director since 1996. Mr. Marks has been the Vice President-Controller of Parker Aerospace Group, which is the aerospace segment of Parker Hannifin Corporation, since 1979. Mr. Marks holds a Bachelor of Science degree in Business Administration from Drake University and is a Certified Public Accountant.

   Robert E. Mittelstaedt, Jr. has been a director since 1989 and served as our Chairman of the Board of Directors from 1989 to 1997. Since 1989, Mr. Mittelstaedt has been Vice Dean of The Wharton School of the University of Pennsylvania. Mr. Mittelstaedt also serves on the Board of Directors of Laboratory Corporation of America Holdings, Inc. He holds a Bachelor of Science degree from Tulane University and a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2000, except that David J. Marvin, who was hired as an executive officer in August 2000, inadvertently filed an untimely Form 3 upon becoming an executive officer.

     Item 11.  Executive Compensation.
     ---------------------------------

     Summary Compensation Table

          The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 1999 and 2000 to the Named Executives for services rendered in such years:

---------------------------------------------------------------------------------------------------------------------
                               Annual                                            Long-Term
                            Compensation                                        Compensation
                           ---------------                                      ------------
---------------------------------------------------------------------------------------------------------------------
                                                                                  Awards
                                                                                 ---------
                                                               Other
                                                               Annual           Securities
     Name and                                                Compensa-          Underlying               All Other
 Principal Position    Year      Salary($)      Bonus ($)    tion ($)           Options (#)         Compensation ($)
--------------------------------------------------------------------------------------------------------------------
Geoffrey S.M.          2000       250,765         --             --                1,000                   --
Hedrick, Chief         1999       167,307         --             --                   --                   --
Executive Officer
--------------------------------------------------------------------------------------------------------------------
Robert J. Ewy,         2000       225,000         --             --                1,000               14,074(2)
President              1999        94,712(1)      --             --              328,872                8,173
--------------------------------------------------------------------------------------------------------------------
Roger E. Mitchell,     2000       131,000         --             --                1,000                   --
Vice President of      1999       113,994         --             --               27,406                   --
Operations
--------------------------------------------------------------------------------------------------------------------

     __________________________

     (1) Mr. Ewy joined us in May 1999 and, pursuant to his employment agreement, was being compensated on the basis of an annual base salary of $225,000 at the end of fiscal 1999.

     (2)  This amount represents a relocation bonus.


     Stock Option Grants

          The following table contains information concerning grants of stock options to the Named Executives during fiscal year 2000:

                         Option Grants in Fiscal 2000
                         ----------------------------

                                   Individual Grants
                         ------------------------------------
                                                                                                  Potential Realizable Value at
                         Number of                                                                Assumed Annual Rates of Stock
                         Securities      % of Total                                               Price Appreciation for Option
                         Underlying      Options Granted                                          Term(2)
                         Options         to Employees in      Exercise Price    Expiration        ------------------
  Name                   Granted(#)(1)   2000                 ($/Sh)            Date                5%             10%
--------                 ----------      ---------------      ---------------   -----------       -------       -------
Geoffrey S. M. Hedrick      1,000               .28%                11.00         8/4/2010         $ 8,853       $20,613

Robert J. Ewy               1,000               .28%                11.00         8/4/2010         $ 8,853       $20,613

Roger E. Mitchell           1,000               .28%                11.00         8/4/2010         $ 8,853       $20,613

____________________

          (1) The options were granted under our 1998 Stock Option Plan. All of the options granted vest five equal annual installments beginning on the first anniversary of their grant.

          (2) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.

     Stock Option Exercises and Holdings

          The following table sets forth the value of options held by each of the Named Executives at September 30, 2000. None of the Named Executives exercised any options during 2000.

                      Aggregated Option Exercises in 2000
                    and Option Values at September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------
                                                        Number of Securities Underlying       Value of Unexercised
                                                        Unexercised Options at                In-the-Money Options
                                                        September 30, 2000 (#)                at September 30, 2000 ($)(1)
-----------------------------------------------------------------------------------------------------------------------------

                           Shares         Value
                           Acquired on    Realized
Name                       Exercise (#)   ($)            Exercisable    Unexercisable         Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Geoffrey S.M.  Hedrick         -              -               0             1,000                       -     $    6,125
-----------------------------------------------------------------------------------------------------------------------------
Robert J. Ewy                  -              -         109,624           220,248              $1,517,306     $3,040,737
-----------------------------------------------------------------------------------------------------------------------------
Roger E. Mitchell              -              -          38,368            17,444              $  531,051     $  233,726
-----------------------------------------------------------------------------------------------------------------------------

     (1) The value of unexercised in-the-money options is based on the difference between the last sale price of a share of our common stock as reported on the Nasdaq National Market on September 29, 2000 ($17.13) and the exercise price of the options, multiplied by the number of options.

     Compensation of Directors

          In February 2000, our board adopted a Non-Employee Director Compensation Plan under which each non-employee director who serves on the board at the beginning of each fiscal year, commencing October 1, 2000 (fiscal year 2001), will be entitled to receive shares of common stock with a fair market value of $25,000, determined as of the first day of such fiscal year. The shares will vest quarterly during the fiscal year, provided that the director is still serving on the board on the date the shares are scheduled to vest. Additionally, each non-employee director receives $1,000 for each board meeting attended. All directors are reimbursed for reasonable travel and lodging expenses associated with attendance at meetings.

     Prior to the adoption of the plan described above, our board had a non-employee director share bonus program under which each incumbent non-employee director who had completed a year of service on the board was entitled to 5,481 shares of common stock issuable on April 11 of the following year; provided that the first 16,443 shares attributable to a director's first three years' of service on the board vested at the expiration of the third year. Pursuant to this share bonus program, effective April 11, 1999, each of our non-employee directors at such time was issued 5,481 shares of common stock for service on the board during fiscal year 1998.

Employment Contracts

     In May 1999, we entered into an employment agreement with Robert J. Ewy to serve as our President at an annual salary of $225,000. The employment agreement has a three-year term expiring in May 2002 that is automatically renewable at the end of such term for an additional year and each year thereafter unless either party gives notice of nonrenewal. In addition, we granted Mr. Ewy an option to purchase 328,872 shares of our common stock at an exercise price of $3.28 per share, which option vest in three equal annual installments beginning in May 2000. In the event that a "termination without cause" (as defined in the agreement) occurs, Mr. Ewy will continue to receive, subject to offset, the remaining compensation and benefits payable under the agreement until the expiration date of the agreement. In the event that a "voluntary termination" or a "termination for cause" (as those terms are defined in the agreement) occurs, Mr. Ewy will continue to receive his salary until the date his employment is terminated and will forfeit all unexercised stock options. In the event that a termination for death or disability occurs, Mr. Ewy will continue to receive his salary until the date his employment is terminated and will retain the right to exercise any options that have vested as of the date his employment was terminated.

     In July 1998, we entered into an employment letter agreement with Roger E. Mitchell to serve as our Director of Operations at an annual salary of $110,000. Under the agreement, we granted Mr. Mitchell options to purchase 54,812 shares of common stock at $3.28 per share. Of these options, 27,406 vest in five equal annual installments beginning on the first anniversary of Mr. Mitchell's employment with us. The remaining 27,406 options vested upon the achievement by us of certain performance objectives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

Security Ownership of Principal Shareholders

     The following table sets forth certain information with respect to the beneficial ownership, as of December 15, 2000, of each person who we knew to be the beneficial owner of more than 5% of our common stock. Each of the shareholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

---------------------------------------------------------------------------------------------------
                                                                    Common Stock
                                                             ----------------------------
---------------------------------------------------------------------------------------------------
  Name and Address of
  Beneficial Owner                                   Number of Shares              Percent
  ----------------                                   ----------------              -------
---------------------------------------------------------------------------------------------------

  Geoffrey S. M. Hedrick (1)                              3,328,184                 26.1%
---------------------------------------------------------------------------------------------------
  Parker Hannifin Corporation (2)                         1,458,141                 11.5
---------------------------------------------------------------------------------------------------
  The P/A Fund (3)                                        1,673,541                 13.3
---------------------------------------------------------------------------------------------------
  NEPA Venture Fund, L.P. (4)                               833,142                  6.6
---------------------------------------------------------------------------------------------------
  James M. Draper (5)                                       745,443                  5.9
---------------------------------------------------------------------------------------------------
  Joel P. Adams (6)                                       1,673,541                 13.3
---------------------------------------------------------------------------------------------------
  Glen R. Bressner (7)                                      833,142                  6.6
---------------------------------------------------------------------------------------------------

(1) Mr. Hedrick's address is c/o Innovative Solutions and Support, Inc., 420 Lapp Road, Malvern, PA 19355. Includes warrants to purchase 149,088 shares of common stock.
(2) The address of Parker Hannifin Corporation is 18321 Jamboree Boulevard, Irvine, California 92612. The board of directors of Parker Hannifin has dispositive and voting power over the shares held by Parker Hannifin. The board members are Patrick S. Parker, John G. Breen, Duane E. Collins, Paul C. Ely, Jr., Peter W. Likens, Giulio Mazzalupi, Klaus-Peter Muller, Hector R. Ortino, Allan L. Rayfield, Wolfgang R. Schmitt, Debra L. Starnes and Dennis W. Sullivan. Includes warrants to purchase 11,006 shares of common stock.
(3) The address of The P/A Fund is 518 Broad Street, Sewickley, Pennsylvania 15143. Through various entities, Joel P. Adams has sole voting and investment power over the shares held by The P/A Fund.
(4) The address of NEPA Venture Fund, L.P. is 125 Goodman Drive, Bethlehem, Pennsylvania 18015. Through various entities, Glen R. Bressner, Frederick Beste and Marc Benson share voting and investment power over the shares held by NEPA Venture Fund, L.P.
(5) Mr. Draper's address is c/o Innovative Solutions and Support, Inc., 420 Lapp Road, Malvern, PA 19355. Includes warrants to purchase 21,924 shares of common stock. Also includes 548,120 shares of common stock and warrants to purchase 21,924 shares of common stock held by a trust for the benefit Stephanie Hedrick, the daughter of Geoffrey Hedrick, our Chairman and Chief Executive Officer, for which Mr. Draper serves as trustee. Mr. Draper disclaims beneficial ownership of these shares.
(6) Mr. Adams' address is c/o The P/A Fund, 518 Broad Street, Sewickley, Pennsylvania 15143. Consists of 1,673,541 shares owned by The P/A Fund. Mr. Adams is the President of Adams Capital Management, Inc., a venture capital firm that manages The P/A Fund. Mr. Adams disclaims beneficial ownership of these shares.
(7) Mr. Bressner's address is c/o NEPA Venture Fund, L.P., 125 Goodman Drive, Bethlehem, Pennsylvania 18015. Consists of 833,142 shares beneficially owned by NEPA Venture Fund, L.P. Mr. Bressner is a partner of Mid-Atlantic Venture Funds, a venture capital firm that manages the NEPA Venture Fund, L.P. Mr. Bressner disclaims beneficial ownership of these shares.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership as of January 24, 2001 of (i) each director, (ii) our chief executive officer and each other executive officer who earned more than $100,000 during fiscal year 2000 (collectively, the "Named Executives") and (iii) all the directors and executive officers as a group. Each of the shareholders named below has sole voting and investment power with respect to such shares.

---------------------------------------------------------------------------------------------------
  Name of Beneficial Owner                     Number of Shares(1)            Percent of Class
  ------------------------                     -------------------            ----------------
---------------------------------------------------------------------------------------------------
  Geoffrey S. M. Hedrick                               3,328,184(2)               26.1%
---------------------------------------------------------------------------------------------------
  Robert J. Ewy                                          109,624(3)                  *
---------------------------------------------------------------------------------------------------
  Roger E. Mitchell                                       38,368(4)                  *
---------------------------------------------------------------------------------------------------
  All executive officers and directors                 6,606,400(2)(5)            51.1%
  as a group (11 persons)
---------------------------------------------------------------------------------------------------

*    Less than 1 percent.
(1) With respect to each shareholder, includes any shares issuable upon exercise of any options or warrants held by such shareholder that are or will become exercisable within sixty days of January 24, 2001.
(2)  Includes warrants to purchase 149,088 shares of common stock.
(3)  Consists of options to purchase 109,624 shares of common stock.
(4)  Consists of options to purchase 38,368 shares of common stock.
(5)  Includes options to purchase 165,532 shares of common stock.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
     We derived revenues of approximately $88,566 during fiscal 2000 from the manufacture and assembly of certain products on behalf of Parker Hannifin Corporation, which holds approximately 11.5% of our common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INNOVATIVE SOLUTIONS AND SUPPORT, INC.


Dated:  January 29, 2001

                            By: /s/ James J. Reilly
                                ___________________________________________
                                James J. Reilly, Chief Financial Officer