Form 10-Q
period 2000-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2001-02-05
CIK 836690

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

               For the quarterly period ended December 31, 2000

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of January 24, 2001, there were 12,617,527 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

===============================================================================

                      INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                           FORM 10-Q DECEMBER 31, 2000
                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                                   Page No.
                                                                                                       --------
   Item 1.     FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets - September 30, 2000 and December 31, 2000                     3

               Consolidated Statements of Operations - Three Months Ended December 31, 2000 and 1999      4

               Consolidated Statements of Cash Flows - Three Months Ended December 31, 2000 and 1999      5

               Notes to Financial Statements                                                              6

   Item 2.     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                             6-12

   Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                                12

   PART II     OTHER INFORMATION                                                                          12

   Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                 12

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        13

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                          13

 Signatures                                                                                               14

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                   September 30,       December 31,
                                                                   -------------      -------------
                                                                        2000               2000
                                                                        ----               ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents.......................................  $38,657,433      $39,004,544
  Cash restricted for capital expenditures .......................    4,141,689        4,203,475
  Accounts receivable, net........................................    8,394,304        8,294,888
  Inventories, net................................................    4,265,144        4,776,423
  Deferred taxes..................................................      464,346          464,346
  Prepaid expenses................................................      136,447          232,949
                                                                    -----------      -----------
     Total current assets.........................................   56,059,363       56,976,625
                                                                    -----------      -----------
Property and Equipment:
  Computers and test equipment....................................    2,027,987        2,292,285
  Corporate airplane..............................................    2,989,591        2,989,591
  Furniture and office equipment..................................      405,150          406,166
  Leasehold improvements..........................................       54,299           54,299
  Construction in process.........................................      330,112        1,303,493
                                                                    -----------      -----------
                                                                      5,807,139        7,045,834
  Less--Accumulated depreciation..................................   (1,683,973)      (1,832,005)
                                                                    -----------      -----------
     Net property and equipment...................................    4,123,166        5,213,829
                                                                    -----------      -----------
Deposits and Other Assets.........................................      359,986          584,732
                                                                    -----------      -----------
Deferred Taxes....................................................      204,012          204,012
                                                                    -----------      -----------
                                                                    $60,746,527      $62,979,198
                                                                    ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable.................................  $   100,000      $   100,000
  Current portion of capitalized lease obligations................       19,794           15,221
  Accounts payable................................................    1,856,048        1,483,895
  Accrued expenses................................................    2,964,947        3,597,126
  Deferred revenue................................................      173,975           70,471
                                                                    -----------      -----------
     Total current liabilities....................................    5,114,764        5,266,713
                                                                    -----------      -----------
Capitalized Lease Obligations ....................................       30,447           30,358
                                                                    -----------      -----------
Deferred Revenue..................................................      543,820          526,203
                                                                    -----------      -----------
Long-Term Note Payable ...........................................    4,235,000        4,235,000
                                                                    -----------      -----------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--
    Class A Convertible stock, $.001 par value;
    200,000 shares authorized, 0 shares issued
    and outstanding at September 30, and December 31, 2000 .......           --               --
  Common stock, $.001 par value; 75,000,000 shares authorized,
    12,593,503 and 12,615,000 shares issued and outstanding at
    September 30, 2000, and December 31, 2000, respectively.......       12,594           12,615
  Additional paid-in capital......................................   43,881,392       43,929,370
  Retained earnings...............................................    6,928,510        8,978,939
                                                                    -----------      -----------
     Total shareholders' equity...................................   50,822,496       52,920,924
                                                                    -----------      -----------
                                                                    $60,746,527      $62,979,198
                                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                       Three Months           Three Months
                                          Ended                  Ended
                                      December 31, 1999     December 31, 2000
                                      -----------------     -----------------

Revenues ..........................        $6,337,442           $ 9,519,682
Cost of Sales .....................         2,833,463             3,971,920
                                         ------------          ------------

Gross Profit ......................         3,503,979             5,547,762
                                         ------------          ------------

Research and Development ..........           668,278             1,437,754
Selling, General and Administrative           816,701             1,526,255
                                         ------------          ------------

Operating Income ..................         2,019,000             2,583,753
Interest Income, net ..............            62,744               662,139
                                         ------------          ------------

Income Before Income Taxes ........         2,081,744             3,245,892
Income Tax Expense ................           780,744             1,195,462
                                         ------------          ------------

Net Income ........................        $1,301,000            $2,050,430
                                         ============          ============
Net Income Per Common Share
     Basic ........................             $0.19                 $0.16
     Diluted ......................             $0.13                 $0.15

Weighted Average Shares Outstanding
     Basic ........................         6,991,559            12,606,133
     Diluted ......................         9,747,492            13,311,708


The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the Three Months  For the Three Months
                                                               Ended December 31,   Ended December 31,
                                                                     1999                 2000
                                                                     ----                 ----
Cash Flows From Operating Activities:
   Net income ................................................    $1,301,241           $2,050,430
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .............................        76,407              148,032
   (Increase)/decrease in --
   Accounts receivable .......................................    (1,313,760)              99,416
   Inventories ...............................................      (299,457)            (511,279)
   Prepaid expenses and other ................................      (225,512)            (321,248)
   Increase/(decrease) in --
   Accounts payable ..........................................       160,920             (372,153)
   Accrued expenses ..........................................       294,192              632,179
   Deferred revenue ..........................................        25,536             (121,121)
                                                                 -----------          -----------
     Net cash provided by operating activities ...............        19,567            1,604,256
                                                                 -----------          -----------

Cash Flows From Investing Activities:
   Purchases of property and equipment .......................       (89,776)          (1,238,695)
   Restricted cash ...........................................            --              (61,786)
                                                                 -----------          -----------
   Net cash (used in) provided by investing activities .......       (89,776)          (1,300,481)
                                                                 -----------          -----------

Cash Flows From Financing Activities:
   Repayments on notes .......................................            --                 --
   Repayments on credit facility .............................            --                 --
   Repayments of capitalized lease obligations ...............        (3,756)              (4,662)
   Proceeds from the issuance of stock .......................       710,432               47,998
                                                                 -----------          -----------
   Net cash (used in) provided by financing activities .......       706,676               43,336
                                                                 -----------          -----------

Net Increase (Decrease) In Cash and Cash Equivalents .........       636,467              347,111
Cash and Cash Equivalents, Beginning of Year .................     4,638,607           38,657,433
                                                                 -----------          -----------
Cash and Cash Equivalents, End of Year .......................    $5,275,074          $39,004,544
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

     The balance sheet as of December 31, 2000, the statements of operations for the three months ended December 31, 1999 and 2000 and the statements of cash flows for the three months ended December 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     A reconciliation of weighted average shares outstanding -- basic to the weighted average shares outstanding -- diluted appears below:

                                                    Three months ended
                                                       December 31,
                                                     1999          2000
                                                   ---------    ---------
Weighted average shares outstanding:
  Basic........................................... 6,991,559   12,606,133

Potentially dilutive securities:
  Employee Stock Options..........................   353,956      414,091
  Preferred Stock................................. 1,941,353            0
  Warrants........................................   460,624      291,484
                                                   ---------    ---------
Weighted average shares outstanding:
  Diluted......................................... 9,747,492   13,311,708
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

     We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) -compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. This program continues through fiscal year 2002.

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

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

     Revenues. Revenues increased $3.2 million, or 50.2%, to $9.5 million for the three months ended December 31, 2000 from $6.3 million in the three months ended December 31, 1999. The increase was principally due to shipments of RVSM air data systems for the KC-135 aircraft.

     Cost of Sales. Cost of sales increased $1.1 million, or 40.2%, to $4.0 million, or 41.7% of revenues, in the three months ended December 31, 2000 from $2.8 million, or 44.7% of revenues, in the three months ended December 31, 1999. The increase in dollar amount of cost of sales was related to our increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program.

     Research and development. Research and development expense increased $769,000, or 115%, to $1,438,000, or 15.1% of revenues, in the three months ended December 31, 2000 from $668,000, or 10.5% of revenues, in the three months ended December 31, 1999. The dollar increase in research and development expense was primarily due to engineering efforts related to the introduction of new products, including our flat panel display and ongoing enhancements and improvements to existing products. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $710,000, or 86.9%, to $1.5 million, or 16.0% of revenues, in the three months ended December 31, 2000 from $817,000, or 12.9% of revenues, in the three months ended December 31, 1999. The increase in dollar amount and as a percentage of revenues reflects our investment in personnel and infrastructure to support our continued growth.

     Interest income, net. Net interest income was $662,000 in the three months ended December 31, 2000 as compared to net interest income of $63,000 in the three months ended December 31, 1999. The increased interest income in the three months ended December 31, 2000 was the result of higher average cash balances in the period.

     Income tax expense. We recognized an income tax expense of $1.2 million for an effective rate of 36.8% for the three months ended December 31, 2000. In the three months ended December 31, 1999 we recorded a tax expense $781,000 for an effective rate of 37.5%. The decrease is due to a difference in the effective state tax rates.

     Net income. As a result of the factors described above, our net income increased $749,000, or 57.6%, to $2.1 million, or 21.5% of revenues.

Liquidity and Capital Resources

     Our main sources of liquidity have been cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

     Net cash flow provided from operating activities was 1.6 million for the three months ended December 31, 2000 as compared to $20,000 for the three months ended December 31, 1999. The increase is a result of higher net income combined with a decrease in accounts receivable.

     Net cash used in investing activities was $1.3 million for the three months ended December 31, 2000 as compared to $90,000 for the three months ended December 31, 1999, most of which related to purchases of property and equipment. The increase in the three months ended December 31, 2000 was primarily due to the Company's purchase of land for its new manufacturing facility.

     Net cash flow provided by financing activities was $43,000 for the three months ended December 31, 2000 as compared to $707,000 for the three months ended December 31, 1999. This decrease was primarily due to the exercise of fewer warrants during the three months ended December 31, 2000.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2000, all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - 27 Financial Data Schedule
     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INNOVATIVE SOLUTIONS & SUPPORT, INC.



Date: February 5, 2001                                By: /s/ James J. Reilly
----------------------                             -----------------------------
                                                   James J. Reilly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)