Form 10-Q
period 2001-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2001-04-27
CIK 836690

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

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 23, 2001, there were 12,705,815 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

===============================================================================

                      INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                           FORM 10-Q MARCH 31, 2001
                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                                           Page No.
                                                                                                               --------
   Item 1.     FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets - September 30, 2000 and March 31, 2001                                3

               Consolidated Statements of Operations - Three and Six Months Ended March 31, 2000 and 2001         4

               Consolidated Statements of Cash Flows - Six Months Ended March 31, 2000 and 2001                   5

               Notes to Financial Statements                                                                      6

   Item 2.     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                     6-13

   Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                                        13

   PART II     OTHER INFORMATION                                                                                  13

   Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                         13

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                14

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                                  14

 Signatures                                                                                                       15

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                    September 30,        March 31,
                                                                        2000               2001
                                                                        ----               ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents.......................................  $38,657,433      $39,347,745
  Cash restricted for capital expenditures .......................    4,141,689        4,067,738
  Accounts receivable, net........................................    8,394,304        7,837,798
  Inventories, net................................................    4,265,144        5,352,640
  Deferred taxes..................................................      464,346          464,346
  Prepaid expenses................................................      136,447          133,354
                                                                    -----------      -----------
     Total current assets.........................................   56,059,363       57,203,621
                                                                    -----------      -----------
Property and Equipment:
  Computers and test equipment....................................    2,027,987        2,719,699
  Corporate airplane..............................................    2,989,591        2,989,591
  Furniture and office equipment..................................      405,150          419,788
  Leasehold improvements..........................................       54,299           51,800
  Construction in process.........................................      330,112        1,637,083
                                                                    -----------      -----------
                                                                      5,807,139        7,817,961
  Less--Accumulated depreciation..................................   (1,683,973)      (1,962,872)
                                                                    -----------      -----------
     Net property and equipment...................................    4,123,166        5,855,089
                                                                    -----------      -----------
Deposits and Other Assets.........................................      359,986          772,131
                                                                    -----------      -----------
Deferred Taxes....................................................      204,012          204,012
                                                                    -----------      -----------
                                                                    $60,746,527      $64,034,853
                                                                    ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable.................................  $   100,000      $   100,000
  Current portion of capitalized lease obligations................       19,794           15,696
  Accounts payable................................................    1,856,048        1,626,315
  Accrued expenses................................................    2,964,947        2,078,695
  Deferred revenue................................................      173,975           70,471
                                                                    -----------      -----------
     Total current liabilities....................................    5,114,764        3,891,177
                                                                    -----------      -----------
Capitalized Lease Obligations ....................................       30,447           25,604
                                                                    -----------      -----------
Deferred Revenue..................................................      543,820          508,584
                                                                    -----------      -----------
Long-Term Note Payable ...........................................    4,235,000        4,235,000
                                                                    -----------      -----------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--
    Class A Convertible stock, $.001 par value;
    200,000 shares authorized, 0 shares issued
    and outstanding at September 30, 2000 and March 31, 2001 .....           --               --
  Common stock, $.001 par value; 75,000,000 shares authorized,
    12,593,503 and 12,694,809 shares issued and outstanding at
    September 30, 2000, and March 31, 2001, respectively..........       12,594           12,695
  Additional paid-in capital......................................   43,881,392       44,173,192
  Retained earnings...............................................    6,928,510       11,188,601
                                                                    -----------      -----------
     Total shareholders' equity...................................   50,822,496       55,374,488
                                                                    -----------      -----------
                                                                    $60,746,527      $64,034,853
                                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                    Three months ended              Six months ended
                                                         March 31,                      March 31,
                                                   2000            2001            2000             2001
                                               -------------------------------------------------------------
Revenues                                       $ 7,221,345      $ 9,697,298    $ 13,558,786    $  19,216,980

Cost of Sales                                    3,566,416        4,099,759       6,399,879        8,071,679
                                               -------------------------------------------------------------

Gross Profit                                     3,654,929      $ 5,597,539       7,158,907       11,145,301
                                               -------------------------------------------------------------

Research and development                           689,024          998,587       1,357,302        2,436,341
Selling, general and administrative              1,233,514        1,630,738       2,047,816        3,156,993
                                               -------------------------------------------------------------

Operating income                                 1,732,391        2,968,214       3,753,789        5,551,967

Interest income, net                                72,681          547,944         133,267        1,210,082

Income tax expense                                 639,898        1,306,496       1,420,642        2,501,958
                                               -------------------------------------------------------------

Net income                                     $ 1,165,174      $ 2,209,662      $2,466,414      $ 4,260.091
                                               -------------------------------------------------------------

Net Income per Common Share
    Basic                                      $      0.17      $      0.17      $     0.35      $      0.34
    Diluted                                    $      0.12      $      0.17      $     0.25      $      0.32


Weighted Average Shares Outstanding
   Basic                                         7,053,029       12,663,592       7,100,319       12,622,983
   Diluted                                       9,793,633       13,292,762       9,837,924       13,291,088

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      For the Six Months          For the Six Months
                                                                            Ended                       Ended
                                                                          March 31,                   March 31,
                                                                            2000                        2001
                                                                            ----                        ----
Cash Flows From Operating Activities:
   Net income                                                        $     2,466,414            $    4,260,091
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation                                                            152,403                    278,899
     (Increase)decrease in:
       Accounts receivable                                                  (389,496)                  556,506
       Inventories                                                           (99,580)               (1,087,496)
       Prepaid expenses                                                      (62,967)                    3,093
       Deferred taxes                                                              -                         -
       Deposits                                                             (205,332)                   58,689
       Other assets                                                                -                  (470,834)
     Increase (decrease) in:
       Accounts payable                                                      385,794                  (229,733)
       Accrued expenses                                                     (443,009)                 (886,252)
       Deferred revenue                                                     (712,559)                 (103,504)
       Long-term unearned warranty revenue                                    29,636                   (35,236)
                                                                     ---------------            --------------
        Net cash provided by operating activities                          1,121,304                 2,344,223
                                                                     ---------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                 (293,466)               (2,010,822)
                                                                     ---------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock issued                                                              998,432                   291,901
   Repayment of capital lease obligations                                     (8,592)                   (8,941)
                                                                     ---------------            --------------
   Net cash provided by financing
        activities                                                           989,840                   282,960
                                                                     ---------------            --------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          1,817,678                   616,361


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,638,607                42,799,122
                                                                     ---------------            --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     6,456,285            $   43,415,483
                                                                     ===============            ==============

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

     The balance sheet as of March 31, 2001, the statements of operations for the three months and six months ended March 31, 2000 and 2001 and the statements of cash flows for the six months ended March 31, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

     A reconciliation of weighted average shares outstanding -- basic to the weighted average shares outstanding -- diluted appears below:

                                                    Three months ended              Six months ended
                                                          March 31,                     March 31,
                                                     2000          2001             2000         2001
                                                   ---------   ----------        ---------    -----------
Weighted average shares outstanding:
  Basic..........................................  7,053,029   12,663,592        7,100,319     12,622,983

Potentially dilutive securities:
  Employee Stock Options.........................    395,067      343,631          369,410        382,566
  Preferred Stock................................  1,941,353           --        1,941,353             --
  Warrants.......................................    404,184      285,539          426,842        285,539
                                                   ---------   ----------        ---------    -----------
Weighted average shares outstanding:
  Diluted........................................  9,793,633   13,292,762        9,837,924     13,291,088
                                                   =========   ==========        =========    ===========

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

Six Months Ended March 31, 2001 Compared to the Six Months Ended March 31, 2000

     Revenues. Revenues increased $5.7 million, or 41.7%, to $19.2 million for the six months ended March 31, 2001 from $13.6 million for the six months ended March 31, 2000. The increase was primarily attributable to RVSM product shipments for the KC-135 program. We recognized revenues related to this program of $11.6 million for the six months ended March 31, 2001 and $5.0 million for the six months ended March 31, 2000.

     Cost of Sales. Cost of sales increased $1.7 million, or 26.1%, to $8.1 million, or 42% of revenues, for the six months ended March 31, 2001 from $6.4 million, or 47.2% of revenues, for the six months ended March 31, 2000. The increase in dollar amount was related to the increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

     Research and development. Research and development expenses increased $1.1 million, or 79.5%, to $2.4 million, or 12.7% of revenues, for the six months ended March 31, 2001 from $1.4 million, or 10% of revenues, for the six months ended March 31, 2000. This increase in dollar amount was primarily due to engineering efforts related to the introduction of new products, including our flat panel display and improvements to existing products. The increase in research and development spending reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, and administrative expenses increased $1.1 million, or 54.2%, to $3.2 million, or 16.4% of revenues, for the six months ended March 31, 2001 from 2.0 million, or 15.1% of revenues, for the six months ended March 31, 2000. The increase in dollar amount and as a percentage of revenues reflects our investment in personnel and infrastructure to support our continued growth.

     Interest (income) expense, net. Net interest income was $1.2 million for the six months ended March 31, 2001 as compared to net interest income of $133,000 for the six months ended March 31, 2000. Net interest income for the six months ended March 31, 2001 was due to higher cash balances during the period.

     Income tax (expense) benefit, net. Income tax expense was $2.5 million for the six months ended March 31, 2001 compared to an income tax expense of $1.4 million for the six months ended March 31, 2000. The increased amount was the direct result of higher income before tax.

     Net income. As a result of the factors described above, our net income increased $1.8 million, or 72.7% to $4.3 million, or 22.2% of revenues, for the six months ended March 31, 2001 from $2.5 million, or 18.2% of revenues, for the six months ended March 31, 2000.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenues. Revenues increased $2.5 million, or 34.3%, to $9.7 million for the three months ended March 31, 2001 from $7.2 million in the three months ended March 31, 2000. The increase was principally due to shipments of RVSM air data systems for the KC-135 aircraft.

     Cost of Sales. Cost of sales increased $ .5 million, or 15%, to $4.1 million, or 42.3% of revenues, in the three months ended March 31, 2001 from $3.6 million, or 49.4% of revenues, in the three months ended March 31, 2000. The increase in dollar amount of cost of sales was related to our increase in revenues, and the decrease as a percentage of revenues was primarily related to cost containment resulting from our Six Sigma program.

     Research and development. Research and development expense increased $310,000, or 45%, to $1,000,000, or 10.3% of revenues, in the three months ended March 31, 2001 from $689,000, or 9.5% of revenues, in the three months ended March 31, 2000. The dollar increase in research and development expense was primarily due to engineering efforts related to the introduction of new products, including our flat panel display and ongoing enhancements and improvements to existing products. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $397,000, or 32.2%, to $1.6 million, or 16.8% of revenues, in the three months ended March 31, 2001 from $1.2 million, or 17% of revenues, in the three months ended March 31, 2000. The increase in dollar amount and as a percentage of revenues reflects our investment in personnel and infrastructure to support our continued growth.

     Interest income, net. Net interest income was $548,000 in the three months ended March 31, 2001 as compared to net interest income of $73,000 in the three months ended March 31, 2000. The increased interest income in the three months ended March 31, 2001 was the result of higher average cash balances in the period.

     Income tax expense. We recognized an income tax expense of $1.3 million for an effective rate of 32.2% for the three months ended March 31, 2001. In the three months ended March 31, 2000 we recorded a tax expense $640,000 for an effective rate of 35.5%. The decrease is due to a difference in the effective state tax rates.

     Net income. As a result of the factors described above, our net income increased $1,044,000, or 89.6%, to $2.2 million, or 22.8% of revenues.

Liquidity and Capital Resources

     Our main sources of liquidity have been cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

     Net cash flow provided from operating activities was 2.3 million for the six months ended March 31, 2001 as compared to $1.1 million for the six months ended March 31, 2000. The increase is a result of higher net income combined with a decrease in accounts receivable.

     Net cash used in investing activities was $2 million for the six months ended March 31, 2001 as compared to $300,000 for the six months ended March 31, 2000, most of which related to purchases of property and equipment. The increase in the six months ended March 31, 2001 was primarily due to the Company's purchase of land for its new manufacturing facility.

     Net cash flow provided by financing activities was $300,000 for the six months ended March 31, 2001 as compared to $990,000 for the six months ended March 31, 2000. This decrease was primarily due to the exercise of fewer warrants during the six months ended March 31, 2001.

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

     Our products are currently subject to direct regulation by the U.S. Federal Aviation Administration (FAA), its European counterpart, the Joint Aviation Authorities (JAA), and other comparable organizations. Our products and many of their components must be approved by the FAA, the JAA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the JAA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the JAA or other appropriate organizations to have them certified for installation outside the United States.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of March 31, 2001, all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
     (b) Reports on Form 8-K.

         None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INNOVATIVE SOLUTIONS & SUPPORT, INC.



Date: April 27, 2001                               By: /s/ James J. Reilly
--------------------                               --------------------------
                                                   James J. Reilly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)