Form 10-Q
period 2001-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2001-08-14
CIK 836690

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

                 For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 14, 2001, there were 12,893,619 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

===============================================================================

                      INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                           FORM 10-Q JUNE 30, 2001
                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                                           Page No.
                                                                                                               --------
   Item 1.     FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets - September 30, 2000 and June 30, 2001                                 3

               Consolidated Statements of Operations - Three and Nine Months Ended June 30, 2000 and 2001         4

               Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2000 and 2001                   5

               Notes to Financial Statements                                                                      6

   Item 2.     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                     6-13

   Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                                        14

   PART II     OTHER INFORMATION                                                                                  14

   Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                         14

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                15

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                                  15

 Signatures                                                                                                       16

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                    September 30,        June 30,
                                                                        2000               2001
                                                                        ----               ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents.......................................  $38,657,433      $40,839,364
  Cash restricted for capital expenditures .......................    4,141,689        1,778,287
  Accounts receivable, net........................................    8,394,304        8,599,771
  Inventories, net................................................    4,265,144        6,492,355
  Deferred taxes..................................................      464,346          464,346
  Prepaid expenses................................................      136,447          107,071
                                                                    -----------      -----------
     Total current assets.........................................   56,059,363       58,281,194
                                                                    -----------      -----------
Property and Equipment:
  Computers and test equipment....................................    2,027,987        2,931,443
  Corporate airplane..............................................    2,989,591        2,998,161
  Furniture and office equipment..................................      405,150          422,288
  Leasehold improvements..........................................       54,299           54,299
  Construction in process.........................................      330,112        3,069,687
                                                                    -----------      -----------
                                                                      5,807,139        9,475,878
  Less--Accumulated depreciation and amortization.................   (1,683,973)      (2,153,487)
                                                                    -----------      -----------
     Net property and equipment...................................    4,123,166        7,322,391
                                                                    -----------      -----------
Deposits and Other Assets.........................................      359,986          833,798
                                                                    -----------      -----------
Deferred Taxes....................................................      204,012          204,012
                                                                    -----------      -----------
                                                                    $60,746,527      $66,641,395
                                                                    ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable.................................  $   100,000      $   100,000
  Current portion of capitalized lease obligations................       19,794           15,696
  Accounts payable................................................    1,856,048        1,038,794
  Accrued expenses................................................    2,964,947        2,490,895
  Deferred revenue................................................      173,975          255,771
                                                                    -----------      -----------
     Total current liabilities....................................    5,114,764        3,901,156
                                                                    -----------      -----------
Capitalized Lease Obligations ....................................       30,447           20,521
                                                                    -----------      -----------
Deferred Revenue..................................................      543,820          490,966
                                                                    -----------      -----------
Long-Term Note Payable ...........................................    4,235,000        4,235,000
                                                                    -----------      -----------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--
    Class A Convertible stock, $.001 par value;
    200,000 shares authorized, 0 shares issued
    and outstanding at September 30, 2000 and March 31, 2001 .....           --               --
  Common stock, $.001 par value; 75,000,000 shares authorized,
    12,593,503 and 12,888,094 shares issued and outstanding at
    September 30, 2000, and June 30, 2001, respectively...........       12,594           12,888
  Additional paid-in capital......................................   43,881,392       45,207,522
  Retained earnings...............................................    6,928,510       12,773,342
                                                                    -----------      -----------
     Total shareholders' equity...................................   50,822,496       57,993,752
                                                                    -----------      -----------
                                                                    $60,746,527      $66,641,395
                                                                    ===========      ===========

The accompanying notes are an integral part of these statements.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                    Three months ended              Nine months ended
                                                         June 30,                        June 30,
                                                   2000            2001            2000             2001
                                               -------------------------------------------------------------
Revenues                                       $ 10,091,429     $ 7,497,395    $ 23,650,216    $  26,714,375

Cost of Sales                                     4,361,126       3,205,778      10,761,005       11,277,457
                                               -------------------------------------------------------------

Gross Profit                                      5,730,303     $ 4,291,617      12,889,211       15,436,918
                                               -------------------------------------------------------------

Research and development                            910,878       1,103,419       2,268,180        3,539,760
Selling, general and administrative               1,391,747       1,264,943       3,441,607        4,421,936
                                               -------------------------------------------------------------

Operating income                                  3,427,678       1,923,255       7,179,424        7,475,222

Interest income, net                                 78,863         592,206         214,174        1,802,288
                                               -------------------------------------------------------------
Income before income taxes                        3,506,541       2,515,461       7,393,598        9,277,510

Income tax expense                                1,350,018         930,721       2,770,658        3,432,678
                                               -------------------------------------------------------------

Net income                                     $ 2,156,523      $ 1,584,740    $  4,622,940    $   5,844,832
                                               -------------------------------------------------------------

Net Income per Common Share
    Basic                                      $      0.30      $      0.12    $       0.66    $        0.46
    Diluted                                    $      0.22      $      0.12    $       0.47    $        0.44


Weighted Average Shares Outstanding
   Basic                                         7,180,240       12,808,077       7,049,122       12,654,589
   Diluted                                       9,834,129       13,361,471       9,765,930       13,258,359

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      For the Nine Months          For the Nine Months
                                                                             Ended                         Ende
                                                                            June 30,                     June 30,
                                                                              2000                         2001
                                                                              ----                         ----
Cash Flows From Operating Activities:
   Net income                                                        $     4,622,940             $    5,844,832
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                           239,440                    469,514
     Tax benefit of stock options exercised                                      --                    (421,615)
     (Increase) decrease in:
       Accounts receivable                                                (4,312,220)                  (205,467)
       Inventories                                                          (366,903)                (2,227,211)
       Prepaid expenses                                                     (246,413)                    29,376
       Deposits                                                             (110,542)                    94,761
     Increase (decrease) in:
       Accounts payable                                                    1,468,420                   (817,254)
       Accrued expenses                                                       72,351                   ( 52,437)
       Deferred revenue                                                     (604,714)                    28,942
                                                                     ---------------             --------------
        Net cash provided by operating activities                            762,359                  2,743,441
                                                                     ---------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                               (3,421,906)                (3,668,739)
        Increase in other assets                                                 --                    (568,573)
                                                                     ---------------             --------------
                                                                          (3,421,906)                (4,237,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Common stock issued                                         998,432                  1,326,424
   Repayment of capitalized lease obligations                                (14,590)                   (14,024)
                                                                     ---------------             --------------
   Net cash provided by financing
        activities                                                           983,842                  1,312,400
                                                                     ---------------             --------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         (1,675,705)                  (181,471)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,638,607                 42,799,122
                                                                     ---------------             --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     2,962,902             $   42,617,651
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

     The balance sheet as of June 30, 2001, the statements of operations for the three months and nine months ended June 30, 2000 and 2001 and the statements of cash flows for the nine months ended June 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.   Initial Public Offering:

     In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of Common stock.

3.   Net income per Share:

     Net income per share ("EPS") is calculated using the principles of SFAS No.
128. On July 7, 2000, the Company's Board of Directors approved a split of the Company's common shares on a 1.09624-to-1 basis. All references in the financial statements to the number of common shares and to per share amounts have been retroactively stated to reflect the common share split.

     A reconciliation of weighted average shares outstanding -- basic to the weighted average shares outstanding -- diluted appears below:

                                                    Three months ended              Nine months ended
                                                          June 30,                      June 30,
                                                     2000          2001             2000         2001
                                                   ---------   ----------        ---------    -----------
Weighted average shares outstanding:
  Basic..........................................  7,180,240   12,808,077        7,049,122     12,654,590

Potentially dilutive securities:
  Employee Stock Options.........................    405,444      309,489          384,821        359,875
  Preferred Stock................................  1,941,353           --        1,941,353             --
  Warrants.......................................    307,092      243,895          390,634        243,895
                                                   ---------   ----------        ---------    -----------
Weighted average shares outstanding:
  Diluted........................................  9,834,129   13,361,461        9,765,930     13,258,360
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

     We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) -compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. This program continues into fiscal year 2002.

     Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Because our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a finished system, we believe that we can achieve flexible manufacturing capacity while controlling overhead expenses. In addition, many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside services costs related to our production, purchasing, material control and quality departments.

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

Nine Months Ended June 30, 2001 Compared to the Nine Months Ended June 30, 2000.

Revenues. Revenues increased $3.1 million, or 13.0%, to 26.7 million for the nine months ended June 30, 2001 from $23.7 million for the nine months ended June 30, 2000. The increase in net revenues was primarily due to a $6.3 million increase in sales related to the KC-135 program.

Cost of Sales. Cost of sales increased $.5 million, or 4.8%, to $11.3 million or 42.2% of revenues, for the nine months ended June 30, 2001. Cost of sales were $10.8 million or 45.5% of revenue for the nine months ended June 30, 2000. The increase in dollar amount was related to the increase in sales revenue, while the decrease as a percentage of revenue was due to cost containment.

Research and Development. Research and development expenses increased $1.3 million, or 56.1%, to $3.5 million, or 13.3% of revenue, for the nine months ended June 30, 2001. The research and development expense for the nine months ended June 30, 2000 was $2.3 million or 9.6% of revenue. This increase in dollar amount was primarily due to engineering efforts related to the improvement of existing products and the introduction of new products, including our Flat Panel Display. The increase in research and development spending reflects Innovative Solutions & Support continued commitment to product development and new product introduction.

Selling, General & Administrative. Selling, general & administrative expenses increased $1.0 million, or 28.5%, to $4.4 million, which is 16.6% of revenue for the nine months ended June 30, 2001. Expenses for the nine months ended June 30, 2000 were $3.4 million, or 14.6% of revenue. The increase in dollar amount and as a percentage of revenue reflects our investment in personnel and infrastructure to support our continued growth.

Interest (Income) Expense, net. Net interest income was $1.8 million for the nine months ended June 30, 2001 as compared to $.2 million for the nine months ended June 30, 2000. Net interest income was significantly higher for the nine months ended June 30, 2001 due to the higher cash balances on hand.

Income Tax (Expense) Benefit, net. Income tax expense was $3.4 million for the nine months ended June 30, 2001 compared to $2.8 million for the nine months ended June 30, 2000. The increased amount was the direct result of higher income before tax.

Net Income. As a result of the factors described above, our net income increased $1.2 million or 26.4% to $5.8 million or 21.9% of revenue for the nine months ended June 30, 2001. For the nine months ended June 30, 2000 our net income was $4.6 million or 19.5% of revenue.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000.

Revenues. Revenues decreased $2.6 million, or 25.7%, to $7.5 million for the three months ended June 30, 2001 from $10.1 million for the three months ended June 30, 2000. The decline in third quarter revenue essentially relates to the general economic slowdown we are currently experiencing, more specifically, to airlines and individual aircraft owners delaying the installation of Reduced Vertical Separation Minimum (RVSM) equipment on their aircraft.

Cost of Sales. Cost of sales decreased 1.2 million, or 26.5%, to $3.2 million or 42.8% of revenues for the three months ended June 30, 2001. Cost of sales were $4.4 million or 43.2% of revenue for the three months ended June 30, 2000. The decrease in dollar amount was related to the decrease in revenue and cost containment.

Research and Development. Research and development expenses increased $.2 million, or 21.2%, to $1.1 million, 14.7% of revenue, for the three months ended June 30, 2001. The research and development expense for the three months ended June 30, 2000 was $.9 million or 9.0% of revenue. This increase in dollar amount was primarily due to engineering efforts related to the improvement of existing products and the introduction of new products, including our Flat Panel Display. The increase in research and development spending reflects Innovative Solutions & Support continued commitment to product development and new product introduction.

Selling, General & Administrative. Selling, general & administrative expenses decreased $.1 million, or 9.1%, to $1.3 million, which is 16.9% of revenue for the three months ended June 30, 2001. Expenses for the three months ended June 30, 2000 were $1.4 million, or 13.8% of revenue. The slight decrease reflects a stabilization in our investment in personnel and infrastructure.

Interest (Income) Expense, net. Net interest income was $.6 million for the three months ended June 30, 2001 as compared to $.1 million for the three months ended June 30, 2000. Net interest income was significantly higher for the three months ended June 30, 2001 due to the higher cash balances on hand.

Income Tax (Expense) Benefit, net. Income tax expense decreased $.4 million to $.9 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. The decreased amount was the direct result of lower income before tax.

Net Income. As a result of the factors described above, our net income decreased $.6 million or 26.5% to $1.6 million or 21.1% of revenue for the three months ended June 30, 2001. For the three months ended June 30, 2000 our net income was $2.2 million or 21.4% of revenue.

Liquidity & Capital Resources

Our main source of liquidity has been cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

Net cash flow generated from operating activities was $2.7 million for the nine months ended June 30, 2001 as compared to the $.8 million generated for the nine months ended June 30, 2000. The increase in cash flow is primarily a result of higher net income.

Net cash used in investing activities was $3.7 million for the nine months ended June 30, 2001 as compared to $3.4 million for the nine months ended June 30, 2000. The spending in the nine months ended June 30, 2001 is primarily related to the cost of constructing a new facility.

Net cash flow provided by financing activities was $1.3 million for the nine months ended June 30, 2001 as compared to $1.0 million for the nine months ended June 30, 2000. The increase was due to the exercise of stock options of several employees.

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

-if we do not manage our growth, improve existing processes and implement new systems, procedures and controls, we may use resources, including your investment, inefficiently and our ability to serve our customers and capitalize on market opportunities may suffer.

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

     Significant delay in receiving certification for newly developed products or enhancements to our products or losing certification for our existing products could result in lost sales or delays in sales. Furthermore, the adoption of additional regulations or product standards, as well as changes to the existing product standards, could require us to change our products and underlying technology. Some products, from which we expect to generate significant future revenues, including our flat panel, have not received regulatory approval. We cannot assure you that we will receive regulatory approval on a timely basis or at all.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2001, all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

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


                                          INNOVATIVE SOLUTIONS AND SUPPORT, INC.



Date: August 14, 2001                              By: /s/ James J. Reilly
---------------------                              --------------------------
                                                   James J. Reilly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)