Form 10-K405
period 2001-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2001-12-27
CIK 836690

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                   ---------
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2001
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                          Commission File No. 0-31157


                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


             PENNSYLVANIA                               23-2507402
   -------------------------------------------------------------------------
   (State or other jurisdiction            (IRS Employer Identification No.)
         of incorporation)


    720 PENNSYLVANIA DRIVE, EXTON, PENNSYLVANIA                    19341
    ----------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


                                (610) 646-9800
                                --------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $.001

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
-----------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of December 7, 2001 was approximately $54,250,844. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of December 7, 2001, there were 13,025,374 outstanding shares of the Registrant's Common Stock.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed prior to January 29, 2002 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC
                        2001 Annual Report on Form 10-K

                               Table of Contents

                                                                                                   Page
            Part I

Item 1.     Business                                                                                   3

Item 2.     Properties                                                                                12

Item 3.     Legal Proceedings                                                                         12

Item 4.     Submission of Matters to a Vote of Security Holders                                       12

            Part II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder Matters                 13

Item 6.     Selected Financial Data                                                                   14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  14-22

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                22

Item 8.     Financial Statements and Supplementary Data                                            23-38

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      38

            Part III

Item 10.    Directors and Executive Officers of the Registrant                                        38

Item 11.    Executive Compensation                                                                    39

Item 12.    Security Ownership of Certain Beneficial Owners and Management                            39

Item 13.    Certain Relationships and Related Transactions                                            39

            Part IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                        39-41


PART I

Item 1.  Business

Overview

Innovative Solutions and Support, Inc. (the "Company", or "IS&S") was founded in 1988. We design, manufacture and sell flight information computers, electronic displays and advanced monitoring systems to the military and government, commercial air transport and corporate/general aviation markets. Our strategy is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the aviation industry. We believe that this approach, combined with our industry experience, enables us to develop high-quality avionics products, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market and also for the Original Equipment Manufacturer (OEM) market. Since fiscal 1997, a substantial portion of our revenues has been from the sale of air data systems that bring aircraft into compliance with government regulations, including the reduced vertical separation minimum, or RVSM, requirements that are being phased in by regulatory authorities on certain heavily traveled flight routes. We believe that we are currently one of three primary suppliers of RVSM products to the U.S. retrofit market. As a result of our expertise, we were selected as the sole supplier of RVSM systems and components in connection with the United States Air Force's KC-135 retrofit program, which we believe to be one of the largest U.S. military RVSM retrofit programs to date.

Advances in technology are making available to pilots increasing amounts of information that enhance both the safety and efficiency of flying. However, the limited amount of space in the cockpit coupled with inefficiencies associated with currently used displays inhibits the display and integration of this information in a user friendly manner.

During fiscal 2000, we introduced our flat panel display system, or Cockpit Information Portal (CIP), which is the first in a series of new products we intend to develop to enhance the management and integration of cockpit information. Our CIP has a large, 15 inch diagonal high-resolution screen which can integrate and replace virtually all of the space-consuming conventional displays currently used in cockpits. Our CIP is the centerpiece of our cockpit information management system that organizes and displays a multitude of flight information that has been mandated by regulation or that is or will become available to pilots in the future. This information may be generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation, our cabin surveillance and security system or from third-party data and information products, such as a predictive weather information system and airport location awareness programs. In addition, we are in the process of developing technologies relating to other products to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.


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

Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. Recently, the industry has begun to develop color flat panel displays using liquid crystal displays (LCD) to replace some of the traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important as additional information, such as weather radar and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a ``suite'' of information, will increasingly replace individual displays as the method for delivering and ordering the information displayed in the cockpit.

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

RVSM has been in effect for certain North Atlantic routes since March 1997 and is currently mandated between the altitudes of 31,000 and 39,000 feet on these routes. RVSM is scheduled to be mandated between 29,000 and 41,000 feet on these North Atlantic routes by January 2002. RVSM was phased in on certain Trans-Pacific air routes beginning in February 2000 and is being phased in on Western Atlantic air routes beginning in November 2001. Eurocontrol, the organization that oversees air traffic control throughout Europe, has mandated RVSM compliance on certain European routes beginning in January 2002 at altitudes between 29,000 and 41,000 feet.

Flat Panel Displays

Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual digital displays. Within the last five years, color flat panel displays have begun to be used in aircraft cockpits. Flat panel displays are liquid crystal display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCD's are also being used for cabin entertainment and security monitoring on-board aircraft.

Engine and Fuel Displays

Equipment data, such as engine and fuel related data, traditionally have been displayed on conventional solid state displays. Equipment data displays convey fuel and oil levels and provide information on engine activity, including oil and hydraulic pressures, temperature and liquid oxygen levels. This instrumentation includes individual and multiple displays clustered throughout an aircraft's cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non- functioning displays.

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

       . Establishing leadership in the flat panel display market. We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe that our CIP has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing area. Accordingly, we believe that these advantages will allow us to generate significant revenues from our CIP and gain significant market share within this market.

       . Continuing our engineering and product development successes. We have developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our CIP, which we expect will be larger, display more information and cost less than the flat panel displays offered by our competitors, is an example of our ability to engineer a superior product through the selective application of non-avionic technology. We currently are developing technologies relating to other products intended to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.

       . Increasing our sales to the commercial air transport and corporate/general aviation markets. While we currently sell our products to commercial and corporate aircraft operators and other retrofitters, our products have been predominantly used in the government and military end user markets. We intend to strengthen and diversify our marketing efforts to include all end user markets of the aviation industry, particularly the commercial air transport market, including national and regional carriers and other fleet operators, the corporate/general aviation market, primarily through aircraft modification centers, as well as the OEM market. We have begun building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the entire United States military establishment.

       . Expanding our international presence. We plan to increase our international sales through expanding sales and marketing personnel and adding foreign offices. As RVSM and flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing the demand for RVSM products and flat panel displays. We have expanded our international presence by establishing a sales office in London. We intend to further expand our international sales presence in conjunction with the anticipated introduction of RVSM on other air routes throughout the world.

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

Flat Panel Display

We have developed a large, high-resolution flat panel display that can replace virtually all of the conventional analog and digital displays currently used in a cockpit and can also display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal (CIP) is capable of displaying nearly all types of air data, altitude, heading and navigational data as well as alternative source information. As technology and information delivery systems further develop, we expect additional information, such as surface terrain maps, to be commonly displayed in the cockpit. We have designed our CIP to be capable of displaying information generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation and third-party data and information products.

Our CIP can interpret, configure and display data from our own products and other manufacturers' products. The "open architecture" characteristics of the cockpit instrumentation market enables our CIP products to be adapted to work in most cockpit instrumentation systems. In addition, we have designed our CIP to be able to host and integrate a heads up display that we are developing to project important flight information onto an aircraft's cockpit windshield for easy reference by pilots.

Our CIP has been demonstrated to pilots and test pilots from major airframe manufacturers, airlines and the United States Government. The reception has been outstanding. The large size display allows all flight critical information to be displayed crisply in a non obstructed presentation which is not currently available in either Air Transport, Regional or Business Jet aircraft.

Flat panel displays, like other cockpit instrumentation, require FAA approval before installation in non-military aircraft. We are in the process of seeking approval of the display pursuant to which we will be permitted to install our CIP on certain aircraft.


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

Customers

Our customers include, among others, the United States government, DME Inc., Northwest Airlines Corporation, Air Canada, Inc., DHL Airways, Inc., Emery Worldwide Airlines, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell International Corporation, Raytheon, Bombardier Aerospace (the manufacturer of Learjet), Pilatus Aircraft Ltd. and Gulfstream Aerospace Corporation.

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

Aircraft Operators.   We also sell our products to aircraft operators,
including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in the retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, European Air, Midcoast, MK Airlines, DHL, Emery, Airborne Express and Federal Express. We sell these customers a range of products from fuel quantity indicators to RVSM air data systems.

Aircraft Modification Centers. Based on industry data, we believe there are approximately 12,800 private and corporate aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person's car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our RVSM products. We believe that our RVSM and non-RVSM air data systems and related components are being promoted by aircraft modification centers to update older or outdated air data systems.

We anticipate that retrofitting of air data systems by aircraft modification centers, and thus the demand for our RVSM products, will increase significantly as RVSM is increasingly phased-in on many of the world's most popular flight routes. Furthermore, we anticipate that as flat panel displays gain popularity, aircraft modification centers will become significant customers of our flat panel product as aircraft owners seek to upgrade their display systems.

OEM Market

We also market our products to original equipment manufacturers, particularly manufacturers of corporate and private jets as well as contractors of military jets. Customers of our products include Bombardier (the manufacturer of Learjet), Pilatus, Gulfstream, Boeing, Raytheon and Lockheed.

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

Backlog

As of September 30, 2001, our backlog was $12.8 million, $12.0 million of which we expect will be sold in fiscal year 2002. Our backlog consists solely of orders believed to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

When appropriate, we enter into long-term supply agreements and use our relationships with long-term suppliers to improve product quality and availability and to reduce delivery times and product costs. In addition, we are continually identifying alternative component suppliers for important component parts. Using component parts from new suppliers in our products generally requires FAA certification of the entire finished product if the newly sourced component varies significantly from our original drawings and specifications. To date, we have not experienced any significant delays in the delivery of our products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

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

Our Competition

The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than we do. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell Collins, Inc, Meggitt
Avionics Inc. and Smiths PLC. Of these competitors, only Honeywell, Rockwell Collins and Smiths currently manufacture products which compete with our RVSM products. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell, Meggitt and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases, we may face competition in this area from additional companies in the future.

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

Intellectual Property and Proprietary Rights

We rely on patents to protect our proprietary technology. We currently hold six U.S. patents and have nine U.S. patent application pending relating to our technology. In addition, we have seven international patents and eight international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

While there are no pending lawsuits against us regarding the infringement of any patents or other intellectual property rights, we cannot be certain that such infringement claims will not be asserted against us in the future.

Our Employees

As of September 30, 2001, we had 109 employees, 52 of whom were in our manufacturing and assembly operations, 25 in research and development, 11 in quality, customer service and field support, 9 in sales and 12 in general administrative and corporate positions.

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

Executive Officers of the Registrant

The following is a list of our executive officers, their ages and their positions:

Name                                           Age                          Position
-------------------------------------------    ---    ----------------------------------------------------
Geoffrey S. M. Hedrick.....................     59    Chairman of the Board and Chief Executive Officer
James J. Reilly............................     61    Chief Financial Officer
David J. Marvin............................     48    Vice President of Marketing and Business Development
Roger E. Mitchell..........................     47    Vice President of Operations

Geoffrey S. M. Hedrick has been our Chief Executive Officer since he founded IS&S in February 1988 and our Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has 36 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

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

Item 2. Properties.

In fiscal 2001 we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park located in Exton, Pennsylvania, a suburban Philadelphia location. There we constructed a 44,800 square foot design, manufacturing and office facility. Land development approval allows for expansion of up to 20,400 additional square feet. This would provide for a 65,200 square foot facility. A 45% increase over the current 44,800 square feet. The construction was funded with a Chester County Industrial Revenue Bond. The building serves as security for the Industrial Revenue Bond.

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

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Our common stock has been traded on the Nasdaq National Market under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

                                       Fiscal 2001         Fiscal 2000
Period                                 High    Low         High     Low
------                                ------  -----       ------   -----

   First Quarter                      $20.00  $12.50         N/A     N/A
   Second Quarter                     $17.88  $10.50         N/A     N/A
   Third Quarter                      $14.95  $11.45         N/A     N/A
   Fourth Quarter                     $15.29  $ 6.83       $18.50  $10.63

On December 7, 2001, there were 54 holders of record of the shares of outstanding common stock.


We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

The Company issued 340,380 shares of common stock in fiscal year 2001 from the exercise of employee stock options pursuant to Rule 701.

Item 6.  Selected Financial Data.

You should read the data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere herein.

                                                                           Fiscal Year Ended September 30,
                                                      --------------------------------------------------------------------
                                                         1997           1998         1999          2000           2001
                                                      -----------    -----------  -----------   -----------   ------------
Statement of Operations Data:
Net Sales.........................................    $10,594,204    $14,682,313  $22,487,882   $33,273,890   $ 34,384,562
Cost of sales.....................................      7,007,523      8,480,549   10,570,009    14,819,043     14,477,868
                                                      -----------    -----------  -----------   -----------   ------------

  Gross profit....................................      3,586,681      6,201,764   11,917,873    18,454,847     19,906,694
Research and development..........................      1,114,351      1,554,564    1,915,634     3,274,708      4,371,570
Selling, general and
 administrative...................................      1,567,896      2,492,509    3,333,977     4,951,732      5,777,929
                                                      -----------    -----------  -----------   -----------   ------------

  Total operating expenses........................      2,682,247      4,047,073    5,249,611     8,226,440     10,149,499
Operating income .................................        904,434      2,154,691    6,668,262    10,228,407      9,757,195
Interest (income) expense, net....................         63,813        224,121      (30,137)     (564,555)    (2,196,401)
                                                      -----------    -----------  -----------   -----------   ------------

Income before income taxes........................        840,621      1,930,570    6,698,399    10,792,962     11,953,596
Income tax (expense) benefit, net.................             --      2,013,802   (2,517,764)   (4,043,405)    (4,422,831)
                                                      -----------    -----------  -----------   -----------   ------------

Net income........................................    $   840,621    $ 3,944,372  $ 4,180,635   $ 6,749,557   $  7,530,765
                                                      ===========    ===========  ===========   ===========   ============

Net income per common share:
 Basic............................................          $0.13          $0.59        $0.62         $0.86          $0.59
 Diluted..........................................          $0.10          $0.46        $0.45         $0.66          $0.57
Weighted average shares outstanding:
 Basic............................................      6,612,739      6,670,134    6,746,976     7,893,630     12,731,395
 Diluted..........................................      8,554,092      8,611,487    9,204,344    10,231,931     13,284,484

                                                                                September 30,
                                                    ----------------------------------------------------------------------
                                                         1997           1998         1999          2000            2001
                                                      -----------    -----------  -----------   -----------   ------------
Balance Sheet Data:
Cash and cash equivalents.........................    $   484,281    $   102,150  $ 4,638,607   $38,657,433     $ 42,769,837
Working capital...................................        140,212      3,387,163    8,557,052    50,944,599       56,254,288
Total assets......................................      4,839,520      9,029,168   12,612,189    60,746,527       68,051,426
Debt and capital lease obligations, less current
 portion..........................................         27,845         46,379       45,764     4,265,447        4,252,635
Total shareholders' equity........................        368,265      4,564,637    8,935,272    50,822,496       60,378,704


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

Our net sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily have sold our products to commercial customers for end use in government and military programs. These sales to commercial contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

We record net sales when our products are shipped. Since fiscal year 1998, the majority of our sales have come from the sale of RVSM-compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. As of September 30, 2001, we have delivered 509 KC-135 ship sets for retrofit installation. Net sales under the KC-135 retrofit program represent 0%, 44% and 64% of our net sales in fiscal 1999, 2000 and 2001, respectively. Subsequent to September 30, 2001, we expect that the government will exercise the final option for the remaining aircraft, which continues the program through March 2002. Remaining net sales under this contract will be approximately $8.8 million in fiscal 2002. Should a new supply arrangement not be obtained prior to or shortly after the expiration of this contract, we may experience a significant reduction in net sales. This may have a material effect on our operating results and financial condition.

We are marketing our flat panel display system, or Cockpit Information Portal
(CIP), and are in the process of obtaining the required certifications. We expect to receive net sales from our flat panel display during the second half of fiscal 2002.

Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments as well as warranty costs.

We intend to continue investing in the development of new products that complement our current product offering and will charge to expense associated research and development costs as they are incurred.

Our selling, general and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, and recruiting, legal, accounting and other general corporate expenses.

Results of Operations

Fiscal year ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000.

Net Sales. Net sales increased $1.1 million or 3% to $34.4 million for the fiscal year ended September 30, 2001 from $33.3 million for the prior fiscal year ended September 30, 2000. The increase was primarily attributable to RVSM product shipments for the KC-135 program, which was partially offset by decreases in net sales to other RVSM customers. We recognized $22.2 million in revenues related to this program in fiscal 2001 and $14.7 million in fiscal 2000.

Cost of Sales. Cost of sales decreased $0.3 million or 2% to $14.5 million, or 42.1% of net sales, for fiscal 2001 from $14.8 million, or 44.5% of net sales, for fiscal 2000. The decline in both dollar amount and percent of net sales was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

Research and development. Research and development expenses increased $1.1 million, or 33.5%, to $4.4 million, or 12.7% of net sales, for fiscal 2001 from $3.3 million, or 9.8% of net sales, for fiscal 2000. The increase in both dollar amount and as a percent of revenue was primarily due to engineering efforts related to the introduction of new products, including our flat panel display, cockpit security, an enhanced analog interface unit and ongoing enhancements and improvements to existing products.

Selling, general and administrative. Selling, general and administrative expenses increased $0.8 million, or 16.7%, to $5.8 million, or 16.8% of net sales, for fiscal 2001 from $5.0 million, or 14.9% of net sales, for fiscal 2000. The increased spending and percent to sales ratio increase reflect our investment in personnel and infrastructure to support our continued growth.

Interest (income) expense, net. Net interest income increased $1.6 million to $2.2 million in fiscal 2001 as compared to net interest income of $0.6 million in fiscal 2000. Net interest income for fiscal 2001 was due to substantially higher average cash balances during the period resulting mainly from the proceeds of our initial public offering in August 2000.

Income tax. Income tax expense was $4.4 million for fiscal 2001 compared to $4.0 million for fiscal 2000. The increased amount was the result of higher income before tax partially offset with a 1/2 % reduction in the effective tax rate from 37.5% to 37.0%.

Net income. As a result of the factors described above, our net income increased $0.8 million, or 11.6%, to $7.5 million, or 21.9% of net sales, for fiscal 2001 from $6.7 million, or 20.3% of net sales, for fiscal 2000. On a fully diluted basis, earnings per share (EPS) decreased $0.09, or 13.6%, to $0.57 for fiscal 2001 from $0.66 in fiscal 2000. While net income increased in absolute dollars by 11.6%, EPS declined by 13.6% as a result of the average dilutive impact of additional shares associated with the Company's initial public offering (IPO) of 3,450,000 shares in August 2000.

Fiscal year ended September 30, 2000 compared to Fiscal Year Ended September 30, 1999.

Net Sales. Net sales increased $10.8 million, or 48.0%, to $33.3 million in fiscal 2000 from $22.5 million in the fiscal year ended September 30, 1999. The increase was principally due to shipments of RVSM air data systems for the KC-135 aircraft, which contributed $14.7 million of revenue during fiscal 2000 compared to none in fiscal 1999.

Cost of Sales. Cost of sales increased $4.2 million, or 40.2%, to $14.8 million, or 44.5% of net sales, in fiscal 2000 from $10.6 million, or 47.0% of net sales, in fiscal 1999. The increase in dollar amount of cost of sales was related to our increase in net sales and the decrease as a percent of net sales was primarily related to cost containment resulting from our Six Sigma program.

Research and development. Research and development expense increased $1.4 million, or 71.0%, to $3.3 million, or 9.8% of net sales, in fiscal 2000 from $1.9 million, or 8.5% of net sales, in fiscal 1999. Both the dollar and percent to net sales increase in research and development expense was primarily due to engineering efforts related to the introduction of new products including our flat panel display, an engine pressure ratio transmitter, a low cost altimeter and ongoing enhancements and improvements to existing products in fiscal 2000.

Selling, general and administrative. Selling, general and administrative expenses increased $1.6 million, or 48.5%, to $5.0 million, or 14.9% of net sales, in fiscal 2000 from $3.3 million, or 14.8% of net sales, in fiscal 1999. The dollar increase was primarily related to the hiring of management, sales and marketing people while the percent to net sales amount was essentially unchanged.

Interest (income) expense, net. Net interest income was $560,000 in fiscal 2000 as compared to net interest income of $30,000 in fiscal 1999. The interest income in fiscal 2000 was the result of higher cash balances in August and September of that year as a result of our initial public offering that raised approximately $34 million net of expenses.

Income tax. Income tax expense grew by $1.5 million, or 60.6%, to $4.0 million, or a tax rate of 37.5%, in fiscal 2000. This compares to an income tax expense of $2.5 million, or a tax rate of 37.6%, in fiscal 1999. The increased taxes were related to increased income before tax.

Net income. As a result of the factors described above, our net income increased $2.6 million, or 61.4%, to $6.7 million, or 20.3% of net sales, in fiscal 2000 from net income of $4.2 million, for fiscal 1999, or 18.6% of net sales. On a fully diluted basis, earnings per share increased $0.21, or 46.7%, to $0.66 in fiscal 2000 from $0.45 in fiscal 1999.

Liquidity and Capital Resources

Prior to our initial public offering in August 2000, our primary sources of liquidity were cash flows from operations and borrowings. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $3.6 million in fiscal 2001 as compared to $2.5 million in fiscal 2000. The increase was primarily the result of higher net income with offsetting differences in inventories, prepaid expenses and other, accounts payable and accrued expenses.

Cash flow provided by operating activities for fiscal 2000 was $2.5 million as compared to $6.0 million in cash provided in fiscal 1999. The decrease was mainly due to an increase in accounts receivable and inventory that more than offset an increase in net income in fiscal 2000.

Our cash used in investing activities was $0.7 million in fiscal 2001 as compared to $7.9 million used in fiscal 2000. The $7.2 million reduction was principally the reduction of restricted cash associated with the industrial development bond that financed, in part, our new building.

Our cash used in investing activities was $7.9 million in fiscal 2000 as compared to $0.6 million used in fiscal 1999. The year over year increase primarily was related to our new building and the acquisition of our corporate aircraft.

Cash flow provided by financing activities was $ 1.2 million in fiscal 2001 as opposed to $39.5 million provided in fiscal 2000. Approximately $34.0 million of the decrease was the result of having sold stock in the prior year as part of our initial public offering in August 2000. Also, in the prior year the Company received $4.3 million of proceeds from the sale of notes.

Our cash provided by financing activities in fiscal 2000 was $39.5 million as opposed to cash used in fiscal 1999 of $0.8 million. The increase in cash provided was a direct result of the following: the Company received a net amount of $34.1 million in proceeds as a result of our IPO in August 2000; the Company borrowed $4.3 million of Industrial Development Bonds (IDB) to fund our new building; and, $1.0 million worth of warrants were exercised in fiscal 2000. In contrast, the use of funds in fiscal 1999 was attributable to repayment of loans and capital lease obligations.

We allowed our credit facility to lapse in August 2000 as a result of the strong cash balance we have from the net proceeds of our IPO. We are in discussions with a number of financial institutions regarding the establishment of a new credit facility.

To accommodate our future growth we have purchased 7 1/2 acres of land in the Eagleview Corporate Park, Pennsylvania and have constructed a 44,800 square foot facility which is expandable to 65,200 square feet. The cost of land and building will approximate $6.6 million. Of this amount, $4.3 million will be funded through an Industrial Development Bond (IDB) and the remainder from cash flow from operations.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with net proceeds from any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.


Risk Factors
-------------

Risks Related to Our Business

Most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

During fiscal 2000 and 2001, we derived 99% of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to account for a significant portion of our revenues in the future. Accordingly, our revenues will decrease if such products do not continue to receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing air data products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

We currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

A substantial portion of our sales have been, and we expect will continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 80% of our revenues during fiscal 2000 and 2001. Accordingly, our revenues could decline as a result of government spending cuts, general budgetary constraints and the complex and competitive government procurement processes.

Additionally, a substantial portion of our revenues have been from a relatively limited number of government contractors, fleet operators and aircraft manufacturers. We derived 71% of our revenues during fiscal year 2001 from three customers, DME Inc., Bombardier, and Garrett and 69% of our revenues during fiscal 2000 from DME, Inc., Rockwell Collins Inc. and Lockheed Martin. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations.

Our business currently derives a large portion of its revenues from one military retrofit program, the loss of which could reduce our revenues.

During fiscal 2000 and 2001, 44% and 64% of our revenues resulted from sales in connection with the United States Air Force KC-135 retrofit program in which we are a supplier of certain avionics products. Governmental spending cuts with respect to this program or our loss of business under this program would reduce our revenues and harm our financial condition. At September 30, 2001, the KC-135 program backlog was $5.4 million. We expect to receive the final program option award of $3.4 million in our first quarter of fiscal 2002. The entire backlog and final option will total $8.8 million and we expect to deliver that amount in the first half of fiscal 2002.

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

Our manufacturing process consists primarily of assembling components from third party manufacturers. For fiscal year 2001, our principal suppliers were Sechan Electronics, Weston, UK, and Polytronix, Inc. These third party components may not continue to be available to us on commercially reasonable terms or in a timely fashion. If we are unable to maintain relationships with key third party suppliers, the development and distribution of our products could be delayed until equivalent components can be obtained and integrated into our products. In addition, substitution of certain components from other manufacturers may require FAA or other approval, which could delay our ability to ship products. As a result of these uncertainties, the Company invested in surface mount technology in fiscal 2001 that will lessen our dependence on outside suppliers for these critical components.

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

We have grown from 72 employees in 1997 to approximately 109 employees as of September 30, 2001, and we expect to continue hiring additional employees. Our future success will depend in part on our ability to implement and improve our operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot assure you that our current and planned personnel levels, systems, procedures and controls will be adequate to support our future operations. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or enhance our relationships with existing customers.

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

   . costs related to possible acquisitions of technologies or businesses; and

   . our inability to replace the KC-135 RVSM contract.

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

The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell Collins Inc. Smiths Industries plc and Meggitt Avionics Inc. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

We currently hold six U.S. patents and have nine U.S. patent application pending. In addition, we have seven international patents and eight international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products which incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day tax-exempt commercial paper. As the interest rates are variable, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond, would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 14 herein are filed as part of this Report.

                    Innovative Solutions and Support, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              24

CONSOLIDATED BALANCE SHEETS                                           25

CONSOLIDATED STATEMENTS OF OPERATIONS                                 26

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                       27

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         29-38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Solutions and Support, Inc.:

     We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
October 24, 2001

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     September 30,
                                                                         2000              2001
                                                                    -------------     -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.......................................   $38,657,433      $42,769,837
  Cash restricted for capital expenditures .......................     4,141,689          317,465
  Accounts receivable, less allowance for doubtful accounts of
  $75,000 and $100,000 at September 30, 2000 and 2001,
  respectively ...................................................     8,394,304        8,330,126
  Inventories.....................................................     4,265,144        5,701,673
  Deferred income taxes...........................................       464,346          652,535
  Prepaid expenses................................................       136,447        1,386,270
                                                                     -----------      -----------
     Total current assets.........................................    56,059,363       59,157,906
                                                                     -----------      -----------
Property and Equipment:
  Computers and test equipment....................................     2,027,987        2,899,744
  Corporate airplane..............................................     2,989,591        2,998,161
  Furniture and office equipment..................................       405,150          422,288
  Leasehold improvements..........................................        54,299           54,299
  Construction in progress........................................       330,112        3,949,298
                                                                     -----------      -----------
                                                                       5,807,139       10,323,790
  Less--Accumulated depreciation and amortization.................    (1,683,973)      (2,238,916)
                                                                     -----------      -----------
     Net property and equipment...................................     4,123,166        8,084,874
                                                                     -----------      -----------
Deposits and Other Assets.........................................       359,986          808,646
                                                                     -----------      -----------
Deferred Income Taxes.............................................       204,012             ----
                                                                     -----------      -----------
                                                                     $60,746,527      $68,051,426
                                                                     ===========      ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of note payable.................................   $   100,000      $   100,000
  Current portion of capitalized lease obligations................        19,794           15,696
  Accounts payable................................................     1,856,048          473,785
  Accrued expenses................................................     2,964,947        2,168,066
  Deferred revenue................................................       173,975          146,071
                                                                     -----------      -----------
     Total current liabilities....................................     5,114,764        2,903,618
                                                                     -----------      -----------
Note Payable .....................................................     4,235,000        4,235,000
                                                                     -----------      -----------
Capitalized Lease Obligations ....................................        30,447           17,635
                                                                     -----------      -----------
Deferred Revenue..................................................       543,820          473,349
                                                                     -----------      -----------
Deferred Income Taxes.............................................          ----           43,120
                                                                     -----------      -----------
Commitments and Contingencies (Note 10)
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--
    Class A Convertible stock, $.001 par value;
    200,000 shares authorized, no shares issued
    and outstanding at September 30, 2000 and 2001................          ----             ----
  Common stock, $.001 par value; 75,000,000 shares authorized,
    12,593,503 and 13,023,629 shares issued and outstanding at
    September 30, 2000 and 2001, respectively.....................        12,594           13,024
  Additional paid-in capital......................................    43,881,392       45,906,405
  Retained earnings...............................................     6,928,510       14,459,275
                                                                     -----------      -----------
     Total shareholders' equity...................................    50,822,496       60,378,704
                                                                     -----------      -----------
                                                                     $60,746,527      $68,051,426
                                                                     ===========      ===========

The accompanying notes are an integral part of these statements.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Fiscal Year Ended September 30,
                                                --------------------------------------------
                                                    1999             2000            2001
                                                -----------      -----------     -----------
Net Sales (includes related party
  amounts of $1,226,210, $88,566
  and none, respectively)                       $22,487,882      $33,273,890     $34,384,562
Cost of Sales (includes related party
  amounts of $616,751, $39,444 and none,
  respectively).............................     10,570,009       14,819,043      14,477,868
                                                -----------      -----------     -----------
     Gross profit...........................     11,917,873       18,454,847      19,906,694
                                                -----------      -----------     -----------
Operating Expenses:
     Research and development...............      1,915,634        3,274,708       4,371,570
     Selling, general and administrative....      3,333,977        4,951,732       5,777,929
                                                -----------      -----------     -----------
                                                  5,249,611        8,226,440      10,149,499
                                                -----------      -----------     -----------
Operating income............................      6,668,262       10,228,407       9,757,195
Interest Income.............................        (80,376)        (599,277)     (2,196,401)
Interest Expense............................         50,239           34,722              --
                                                -----------      -----------     -----------
     Income before income taxes.............      6,698,399       10,792,962      11,953,596
Income Taxes ...............................     (2,517,764)      (4,043,405)     (4,422,831)
                                                -----------      -----------     -----------
Net Income..................................    $ 4,180,635      $ 6,749,557     $ 7,530,765
                                                ===========      ===========     ===========
Net Income Per Common Share:
     Basic..................................    $      0.62      $      0.86     $      0.59
                                                ===========      ===========     ===========
     Diluted................................    $      0.45      $      0.66     $      0.57
                                                ===========      ===========     ===========
Weighted Average Shares Outstanding:
    Basic..................................       6,746,976        7,893,630      12,731,395
                                                ===========      ===========     ===========
    Diluted................................       9,204,344       10,231,931      13,284,484
                                                ===========      ===========     ===========




The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Retained
                                                                                   Additional       Earnings
                                                            Preferred    Common      Paid-in      (Accumulated
                                                              Stock      Stock       Capital        Deficit)           Total
                                                            ----------  --------  -------------  ---------------  ---------------
BALANCE, SEPTEMBER 30, 1998  ...........................        $ 177    $ 6,728   $ 8,559,414      $(4,001,682)      $ 4,564,637
  Issuance of stock to directors  ......................           --         38       104,962               --           105,000
  Compensation in connection with issuance
    of Common stock options  ...........................           --         --        85,000               --            85,000
  Net income  ..........................................           --         --            --        4,180,635         4,180,635
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 1999  ...........................          177      6,766     8,749,376          178,953         8,935,272
  Exercise of warrants to purchase Common stock   ......           --        425     1,034,008               --         1,034,433
  Exercise of options to purchase Common stock   .......           --         11        11,989               --            12,000
  Initial public offering of Common stock, net..........           --      3,450    34,087,784               --        34,091,234
  Conversion of preferred stock to Common
   stock in connection with initial public offering.....         (177)     1,942        (1,765)              --                --
  Net income   .........................................           --         --            --        6,749,557         6,749,557
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 2000   ..........................           --     12,594    43,881,392        6,928,510        50,822,496
  Exercise of warrants to purchase Common stock.........           --         84       209,499               --           209,583
  Exercise of options to purchase Common stock..........           --        340     1,034,848               --         1,035,188
  Issuance of stock to directors........................           --          6        90,096               --            90,102
  Tax benefit from exercise of stock options............           --         --       690,570               --           690,570
  Net income............................................           --         --            --        7,530,765         7,530,765
                                                                -----    -------   -----------      -----------       -----------
BALANCE, SEPTEMBER 30, 2001.............................        $  --    $13,024   $45,906,405      $14,459,275       $60,378,704
                                                                =====    =======   ===========      ===========       ===========




The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Fiscal Year Ended September 30,
                                                              ---------------------------------------------
                                                                 1999            2000              2001
                                                              -----------     -----------       -----------
Cash Flows From Operating Activities:
  Net income............................................      $ 4,180,635     $ 6,749,557       $ 7,530,765
  Adjustment to reconcile net income to net cash
  provided by (used in) operating activities--
    Depreciation and amortization.......................          264,785         391,257           554,943
    Excess and obsolete inventory expense...............          100,446         318,421           200,000
    Disposal of obsolete inventory......................               --              --           (25,965)
    Bad debt expense....................................               --          75,000            25,000
    Deferred income taxes...............................        1,786,260        (440,816)           58,943
    Compensation expense for stock issued to directors..          105,000              --           120,500
    Compensation expense for common stock options.......           85,000              --                --
    Tax benefit from exercise of stock options..........               --              --           690,570
      (Increase) decrease in--
      Accounts receivable...............................          161,562      (5,055,533)           39,178
      Inventories.......................................         (789,134)     (1,086,792)       (1,610,564)
      Prepaid expenses and other........................           21,706        (406,127)       (1,698,483)
      Increase (decrease) in--
      Accounts payable..................................       (1,363,639)        967,996        (1,382,263)
      Accrued expenses..................................          954,136       1,579,804          (827,279)
      Deferred revenue..................................          454,154        (616,332)          (98,375)
                                                              -----------     -----------       -----------
        Net cash provided by (used in) in operating
        activities......................................        5,960,911       2,476,435         3,576,970
                                                              -----------     -----------       -----------
Cash Flows From Investing Activities:
    Purchases of property and equipment.................         (592,189)     (3,769,233)       (4,516,651)
    Change in restricted cash...........................               --      (4,141,689)        3,824,224
                                                              -----------     -----------       -----------
        Net cash provided by (used in) financing
        activities......................................         (592,189)     (7,910,922)         (692,427)
                                                              -----------     -----------       -----------
Cash Flows From Financing Activities:
    Proceeds from the sale of stock, net................               --      34,091,234                --
    Proceeds from exercise of stock options.............               --          12,000         1,035,188
    Proceeds from exercise of warrants..................               --       1,034,433           209,583
    Proceeds from issuance of notes.....................               --       4,335,000                --
    Repayments of notes.................................         (250,000)             --                --
    Repayments on credit facility.......................         (550,000)             --                --
    Repayments of capitalized lease obligations.........          (32,265)        (19,354)          (16,910)
                                                              -----------     -----------       -----------
        Net cash provided by (used in) financing
        activities......................................         (832,265)     39,453,313         1,227,861
                                                              -----------     -----------       -----------
Net Increase (Decrease) In Cash And Cash Equivalents....        4,536,457      34,018,826         4,112,404
Cash And Cash Equivalents, Beginning Of Year............          102,150       4,638,607        38,657,433
                                                              -----------     -----------       -----------
Cash And Cash Equivalents, End Of Year..................      $ 4,638,607     $38,657,433       $42,769,837
                                                              ===========     ===========       ===========

Supplemental Cash Flow Information:

Cash paid for --
Interest................................................      $    75,206     $    34,722       $   219,782
                                                              ===========     ===========       ===========

Income taxes............................................      $   155,278     $ 3,910,000       $ 5,512,000
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

     The Company completed an initial public offering of Common stock in August 2000. Upon the closing of the offering, the outstanding shares of Series A Preferred stock were converted into 1,941,353 shares of Common stock.

     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on technological developments, dependence on key customers and product liability.

2. Concentrations:

 Major Customers and Products

     In fiscal 1999 and 2000, the Company derived 76% and 62% of net sales from three and two customers, respectively. Accounts receivable from the two customers total $5,082,366 at September 30, 2000. In fiscal 2001, the Company derived 64% of net sales from one customer. Accounts receivable from this customer total $6,241,716 at September 30, 2001. The Company's existing supply arrangement with this customer will be completely fulfilled by the second quarter of fiscal 2002 and will provide the Company with approximately $8.8 million of net sales in such fiscal year, which assumes that the Company receives the final option under this contract for $3.4 million. Should a new supply arrangement not be obtained prior to or shortly after the expiration of the existing arrangement, the Company may experience a significant reduction in net sales. This result may have a material adverse effect on the Company's operating results and financial condition.

     In addition, sales of air data and RVSM systems and components were 81%, 99% and 100% of total net sales for the years ended September 30, 1999, 2000 and 2001, respectively. Sales of engine and fuel displays were 19%, 1% and none of total net sales for the years ended September 30, 1999, 2000 and 2001, respectively. A substantial portion of the Company's sales have been and are expected to continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and agencies accounted for approximately 80% of the Company's net sales during fiscal 2000 and 2001.

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

     A reserve for doubtful accounts of $75,000 was established in the year ended September 30, 2000 to cover potential collection exposure on accounts receivable. This reserve was increased by $25,000 in fiscal 2001 to $100,000 at September 30, 2001. The Company had no write-offs of accounts receivable during these years.

3.   Summary Of Significant Accounting Policies:

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

 Cash and Cash Equivalents

     Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2001 consist of funds invested in money market accounts with financial institutions.

 Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                           September 30,
                                                                   ----------------------------
                                                                       2000             2001
                                                                   -----------      -----------
     Raw materials and finished components....................     $ 3,145,654      $ 4,344,795
     Work-in-process..........................................       1,119,490        1,356,878
                                                                   -----------      -----------
                                                                   $ 4,265,144      $ 5,701,673
                                                                   ===========      ===========

 Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term). Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. During the year ended September 30, 2000, the Company purchased an aircraft for approximately $3.0 million. This aircraft will serve as a test bed for the Company's new air data and flat panel products and also as a sales/marketing tool for demonstrating products to aviation customers.

 Long-Lived Assets

     The Company evaluates the realizability of long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No.121 requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, then impairment is recognized. No material impairments have been recognized for the periods presented.

 Revenue Recognition

     Sales are recognized upon shipment of product.

     In fiscal 1999, a customer purchased a 10 year extended warranty. Sales related to this contract have been deferred and are being recognized ratably over the term of the contract. The Company also began to offer its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

 Warranty

     Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

 Income Taxes

     Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" (see Note 6).

 Research and Development

     Research and development charges incurred for product enhancements and future product development are recorded as expense as incurred.

 Shipping and Handling Fees and Costs

     The Company does not bill customers for shipping and handling. Shipping and handling costs, which are included in cost of sales in the accompanying consolidated statements of operations, include shipping supplies, related labor costs and third-party shipping costs.

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

 Stock Options

     Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as if the fair value method had been applied.

 New accounting pronouncement

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its results of operations.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Net Income Per Share:

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

                                                       For the  Fiscal Year Ended September 30,
                                                       ----------------------------------------
                                                            1999           2000            2001
                                                       ---------     ----------      ----------
Weighted average number of shares - basic..........    6,746,976      7,893,630      12,731,395
 Effect of dilutive securities:
  Stock options....................................      168,671        333,196         289,206
  Warrants.........................................      347,344        371,398         263,883
  Preferred stock..................................    1,941,353      1,633,707              --
                                                       ---------     ----------      ----------
Weighted average number of shares - diluted......      9,204,344     10,231,931      13,284,484
                                                       =========     ==========      ==========

  The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2000 and 2001, there were 1000 and 56,000 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

5. Accrued Expenses:

  Accrued expenses consist of the following:

                                                             September 30,
                                                       -------------------------
                                                          2000           2001
                                                       ----------     ----------

Salary, benefits and payroll taxes                     $  385,180     $  939,116
Warranty                                                  410,935        571,748
Income taxes payable                                      765,350              -
Other                                                   1,403,482        657,202
                                                       ----------     ----------
                                                       $2,964,947     $2,168,066
                                                       ==========     ==========

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Income Taxes:

     The components of income taxes are as follows:

                                                 For the Fiscal Year Ended September 30,
                                               ------------------------------------------
                                                   1999             2000          2001
                                               -----------       ----------    ----------
  Current Provision:
  Federal......................                   $534,497       $4,064,517    $3,831,260
  State........................                    197,007          419,704       532,628
                                               -----------       ----------    ----------
                                                   731,504        4,484,221     4,363,888
                                               -----------       ----------    ----------
  Deferred Provision (Benefit):
  Federal......................                  1,780,359         (399,041)       51,774
  State........................                      5,901          (41,775)        7,169
                                               -----------       ----------    ----------
                                                 1,786,260         (440,816)       58,943
                                               -----------       ----------    ----------
                                                $2,517,764       $4,043,405    $4,422,831
                                               ===========       ==========    ==========

     The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                  For the Fiscal Year Ended September 30,
                                                   -------------------------------------
                                                        1999          2000        2001
                                                   -----------    ---------- -----------
Federal statutory tax rate....................            34.0%         34.0%       34.0%
State income taxes, net of federal benefit....             3.6           2.6         3.0%
Other.........................................              --           0.9          --
                                                      --------          ----        ----
                                                          37.6%         37.5%       37.0%
                                                      ========          ====        ====

     The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the following components:

                                                            September 30,   September 30,
                                                               2000            2001
                                                            -------------   -------------
Deferred tax assets --
     Deferred revenue                                           $ 227,542      $  201,214
     Reserves and accruals                                        729,836         845,216
                                                                ---------      ----------
                                                                  957,378       1,046,430
                                                                ---------      ----------

Deferred tax liabilities--
     Depreciation                                                       -        (244,335)
     Other                                                       (289,020)       (192,680)
                                                                ---------      ----------
                                                                 (289,020)       (437,015)
                                                                ---------      ----------
                                                                $ 668,358      $  609,415
                                                                =========      ==========

     Payments received for extended warranty service are recorded as taxable income in the year received and, therefore, generate deferred tax assets.

7. Notes Payable:

  In prior years, the Company had outstanding $837,600 of subordinated notes bearing annual interest at 10%. In fiscal 1998, $587,600 of these notes was repaid and the remaining $250,000 was repaid during fiscal 1999.

  Warrants to purchase 734,570 shares of Common stock at $2.19 per share were issued to the noteholders in conjunction with the issuance of the notes. The warrants expire in June 2004. The subordinated notes were recorded net of $125,000 of the

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

estimated fair value of the warrants. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.50%; an expected life of seven years; dividend yield of zero; and a volatility of 30%.

     The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan is to fund the construction of the Company's new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as
of September 30, 2001:    2002 -  $  100,000
                          2003 -  $  150,000
                          2004 -  $  200,000
                          2005 -  $  250,000
                          2006 -  $  250,000
                    thereafter -  $3,385,000

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to (EBITDA) earnings before interest, taxes and depreciation and amortization, fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2001. The proceeds from this loan are considered restricted cash to be used solely for the construction of the new facility.

     The interest cost associated with this debt was $219,782 for fiscal year 2001. The entire amount was capitalized as part of the construction cost of the new facility.

8. Credit Facility:

     The Company had a revolving credit and equipment line with a bank ("Credit Facility") which allowed the Company to borrow up to $1,000,000, increasing to $2,000,000 under certain circumstances. Interest on borrowing was at the higher of the prime rate plus 1.5% or the bank's cost of funds, as defined, plus 2.5%. All borrowings under the Credit Facility were repaid in April 1999. The Company allowed this Credit Facility to expire in August 2000.

9. Shareholders' Equity:

 Preferred Stock

     Holders of Class A Convertible Preferred stock were entitled to certain rights shared with Common shareholders, as defined, including equal voting rights and an equal share of dividends, if any. In addition, the Class A Convertible Preferred stock carried a liquidation right of $24 per share in the event of any liquidation, as defined. The Preferred stock was automatically converted into Common stock upon the closing of the Company's initial public offering on August 4, 2000.

 Common Stock

     The Company issued 38,368 and 5,950 shares of Common stock to non-employee directors, with fair values of $105,000 and $90,102 for the years ended September 30, 1999 and 2001, respectively. The fair value of the Common stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations based on the fair market value of the stock on the commitment date. The Company also accrued $30,398 at September 30, 2001 for director shares earned during the year but not issued until after year end.

 Stock Options

     The Company's 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company's 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2001, no stock options have been granted to independent contractors or consultants under this plan.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Incentive stock options granted under the 1988 Stock Incentive Plan and the 1998 Stock Option Plan (the "Plans") must be at least equal to the fair value of the Common stock on the date of grant. Nonqualified stock options granted under the 1998 Plan may be less than, equal to or greater than the fair value of the Common stock on the date of grant. Required disclosure information regarding the Plans has been combined due to the similarities in the Plans. The Company has reserved 1,360,228 shares of Common stock for awards under the Plans.

     During the year ended September 30, 1999, the Company granted performance based stock options to an employee and the Company recorded $85,000 in compensation expense related to these options as the applicable performance measures that determined vesting had been achieved.

     Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's pro forma net income for fiscal 1999, 2000 and 2001 would have been as follows:

                                           Fiscal Year Ended September 30,
                                        -------------------------------------
                                           1999          2000         2001
                                        ----------    ----------   ----------
          Net income:
             As reported........        $4,180,635    $6,749,557   $7,530,765
             Pro forma..........        $4,114,312    $6,338,894   $6,821,064
          Basic EPS:
             As reported........        $     0.62    $     0.86   $     0.59
             Pro forma..........        $     0.61    $     0.80   $     0.54
          Diluted EPS:
             As reported........        $     0.45    $     0.66   $     0.57
             Pro forma..........        $     0.45    $     0.62   $     0.51


     The weighted average fair value of the stock options granted during the fiscal years ended September 30, 1999, 2000 and 2001 were $2.21, $10.09 and $9.04, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                          Fiscal Year Ended September 30,
                                                          ------------------------------
                                                               1999    2000   2001
                                                               ----    ----   ----
          Expected dividend rate.......................          --     --     --
          Expected volatility..........................          70%   126%     72%
          Weighted average risk-free interest rate.....         5.7%   5.9%    5.3%
          Expected lives (years).......................           5      5       7

               INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Information relative to the Plans is as follows:

                                                                   Range of         Weighted
                                                                   Exercise          Average
                                                     Options       Prices       Exercise Price
                                                   ------------   ------------  --------------
  Outstanding at September 30, 1998...........         308,043    $ 0.91- 3.28     $     2.33
     Granted..................................         356,278      3.28- 6.39           3.52
     Terminated...............................         (54,812)           2.19           2.19
                                                       --------    ------------    ----------
  Outstanding at September 30, 1999...........         609,509      0.91- 6.39           3.28
     Granted..................................         359,323     10.03-17.13          11.28
     Exercised................................         (10,962)           1.09           1.09
     Terminated...............................         (82,218)     0.91-10.03           6.20
                                                      --------    ------------     ----------
  Outstanding at September 30, 2000...........         875,652       .91-17.13           6.10
     Granted..................................         139,000      9.25-15.00          13.00
     Exercised................................        (340,380)      .91-10.03           3.04
     Terminated...............................        (177,388)     2.19-11.86           5.52
                                                      --------    ------------     ----------
  Options outstanding at September 30, 2001...         496,884    $ 2.19-17.13     $    10.36
                                                      ========    ============     ==========

  Options exerciseable at September 30, 2001..         100,141    $ 2.19-17.13     $     8.08
                                                      ========    ============     ==========

     Options may no longer be granted under the 1988 Stock Incentive Plan. At September 30, 2001, 191,349 shares were available for grant under the 1998 stock option plan.

     The following table summarizes information concerning outstanding and exerciseable options at September 30, 2001:

  /--------------------------- OPTIONS OUTSTANDING--------------------------/      /------OPTIONS EXERCISEABLE------/
  Range of         Outstanding         Weighted Average
  Exercise            As of               Remaining         Weighted Average           As of           Weighted Average
   Prices       September 30, 2001     Contractual Life      Exercise Price      September 30, 2001     Exercise Price
   ------       ------------------     ----------------      --------------      ------------------     --------------
$0.0-5.00                 73,448                   6.4               $ 2.80               35,078                $ 3.06
$5.01-7.50                27,406                   7.7               $ 6.39               10,962                $ 6.39
$7.51-10.00               10,000                   9.9               $ 9.25                    0                $  0.0
$10.01-12.50             289,030                   8.7               $11.54               53,901                $11.66
$12.51-15.00              96,000                   9.5               $13.77                    0                $  0.0
$15.01-17.50               1,000                   9.0               $17.13                  200                $17.13
                         -------                  ----               ------              -------                ------
                         496,884                   8.5               $10.36              100,141                $ 8.08
                         -------                  ----               ------              -------                ------


 Warrants

     In connection with the issuance of subordinated notes, the Company issued warrants to purchase 734,570 shares of Common stock at an exercise price of $2.19 per share (see Note 7). The remaining unexercised warrants are fully vested and are exercisable through June 2004.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)


     In addition, there are outstanding warrants to purchase 280,637 shares of Common stock at an exercise price of $2.19 per share at September 30, 2001.

     During the year ended September 30, 2001, warrants to purchase 83,796 shares of Common stock were exercised for an aggregate purchase price of $209,583.

10. Commitments and Contingencies:

 Capital Leases

     The Company leases certain equipment under capital leases, with terms ranging from three to five years. Implicit interest rates under these leases range from 9% to 9.1%. The capitalized cost of $94,291 and $95,943 and the related accumulated amortization of $68,768 and $79,661 has been included in property and equipment at September 30, 2000 and 2001, respectively.

Future minimum payments on capital leases at September 30, 2001 are as follows:


      Fiscal 2002..............................................    $ 19,328
      Fiscal 2003..............................................      16,906
                                                                   --------
      Total minimum lease payments.............................      36,234
      Less-Amount representing interest........................      (2,903)
                                                                   --------
      Present value of future minimum lease payments...........      33,331
      Less--Current portion....................................      15,696
                                                                   --------
                                                                   $ 17,635
                                                                   ========
 Operating Leases

     Rent expense under operating leases totaled $427,410, $429,355 and $509,436 for the years ended September 30, 1999, 2000 and 2001, respectively. Future minimum payments related to all noncancelable leases are $38,556 in fiscal 2002.

 Product Liability

     The Company currently has product liability insurance of $20,000,000, which management believes is adequate to cover potential liabilities that may arise.

 Land Purchase

     During the year ended September 30, 2001, the Company purchased a tract of land for $1.0 million. The Company constructed a new manufacturing and office facility on the land. Included in the accompanying consolidated balance sheet as of September 30, 2001, is construction in progress of $3,949,298, which represents the land and related facility. The facility will be completed in the first quarter of fiscal 2002.

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Employment Agreement

  In May 1999, the Company entered into an employment agreement with an employee for an annual salary of $225,000. The Company entered into a separation agreement with this employee in June 2001 under which the employee resigned from his position.

  Legal Proceedings

  From time to time, the Company is subject to various legal proceedings in the ordinary course of business. Management does not believe that any of the current legal proceedings will have a material adverse effect on the Company's operations or financial condition.

  11.   Related-party Transactions:

  The Company incurred legal fees of $76,924, $42,364 and $65,588 with a law firm which is a shareholder of the Company for the years ended September 30, 1999, 2000 and 2001, respectively. Management believes the fees paid were on an arm's length basis and were consistent with the fees paid prior to the law firm's investment in the Company.

  The Company derived net sales of $1,226,210, $88,566 and none for the years ended September 30, 1999, 2000 and 2001, respectively, from an entity which is a shareholder, and purchased $616,751, $39,444 and none of component parts used in the manufacturing process from this related party during such years.

  12. Quarterly Financial Data (unaudited):

--------------------------------------------------------------------------------------------------------------------------------
                                  First Quarter           Second Quarter           Third Quarter           Fourth Quarter
--------------------------------------------------------------------------------------------------------------------------------
                               2000         2001        2000        2001         2000         2001        2000        2001
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                     $6,337,442  $9,519,682  $7,221,345  $9,697,298  $10,091,429  $7,497,395  $9,623,674  $7,670,187
--------------------------------------------------------------------------------------------------------------------------------
Cost of Sales                  2,833,463   3,971,920   3,566,416   4,099,759    4,361,126   3,205,778   4,058,038   3,200,411
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                   3,503,979   5,547,762   3,654,929   5,597,539    5,730,303   4,291,617   5,565,636   4,469,776
--------------------------------------------------------------------------------------------------------------------------------
Operating Income               2,019,000   2,583,753   1,732,391   2,968,214    3,427,678   1,923,255   3,049,338   2,281,973
--------------------------------------------------------------------------------------------------------------------------------
Net Income                     1,301,000   2,050,430   1,165,174   2,209,662    2,156,523   1,584,740   2,126,860   1,685,933
--------------------------------------------------------------------------------------------------------------------------------
Net Income per Share - Basic        0.19        0.16        0.17        0.17         0.30        0.12         .20         .14
--------------------------------------------------------------------------------------------------------------------------------
Net Income per Share - Diluted      0.13        0.15        0.12        0.17         0.22        0.12         .19         .13
--------------------------------------------------------------------------------------------------------------------------------

In both the first and second quarters of fiscal 2001 the Company accrued $250,000 for discretionary bonuses for the year. In the fourth quarter of fiscal 2001, management determined that the bonus would not paid and, therefore the $500,000 previously accrued was reversed in the fourth quarter. There was no discretionary bonus in fiscal 2000.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     None


Part III

Item 10. Directors and executive officers of the registrant.

     This information (other than the information relating to executive officers included in Part I Item 1.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

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

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements
              See index to Financial Statements at Item 8 on page 23 of this report.
         (2)  Financial Statement Schedules.

              Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(2) The following exhibits are filed as part of, or incorporated by reference into this report:

     Exhibit
     Number  Exhibit Title
     3.1#    Articles of Incorporation of IS&S.
     3.2#    Bylaws of IS&S.
     10.1*#  IS&S 1988 Incentive Stock Option Plan
     10.2*#  IS&S 1998 Stock Option Plan
     10.3*#  Employment Agreement by and between Robert J. Ewy and IS&S dated
             May 3, 1999.
     10.4*#  Employment Agreement by and between Roger E. Mitchell and IS&S dated July 7, 1998.
     10.5#   Stock Purchase Agreement by and between IS&S and Parker Hannifin
             Corporation dated July 11, 1991.
     10.6#   Securities Purchase Agreement by and among IS&S, Geoffrey S. M.
             Hedrick, The P/A Fund and Parker Hannifin Corporation dated May 8,
             1995.
     10.7#   Form of Warrant Agreement
     10.8@   Bond purchase Agreement
     10.9@   Reimbursement, credit and Security Agreement
     10.10@  Loan Agreement
     10.11@  Trust Indenture
     21      Subsidiaries of IS&S.
     23      Consent of Arthur Andersen LLP.

     * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
     # Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.
     @ Incorporated by reference from the Registrant's Form 10-K filed with the Commission for fiscal year 2000.

(b)  Reports on Form 8-K.

          None

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

                                        Dated:  December 14, 2001

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

          Signature                                         Title                        Date
          ---------                                         -----                        ----
/s/ Geoffrey S. M. Hedrick
--------------------------
Geoffrey  S. M. Hedrick                            Chairman of the Board and       December 14, 2001
(Principal Executive Officer)                      Chief Executive Officer

/s/ James J. Reilly
-------------------
James J. Reilly                                    Chief Financial Officer         December 14, 2001
(Principal Financial and Accounting  Officer)

/s/ Glen R. Bressner
--------------------
Glen R. Bressner                                   Director                        December 14, 2001

/s/ Winston J. Churchill
------------------------
Winston J. Churchill                               Director                        December 14, 2001

/s/ Benjamin A. Cosgrove
------------------------
Benjamin A. Cosgrove                               Director                        December 14, 2001

/s/ Ivan M. Marks
-----------------
Ivan M. Marks                                      Director                        December 14, 2001

/s/ Robert E. Mittelstaedt, Jr
------------------------------
Robert E. Mittelstaedt                             Director                        December 14, 2001

/s/ Robert H. Rau
-----------------
Robert H. Rau                                      Director                        December 14, 2001