Form 10-Q
period 2001-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2002-02-13
CIK 836690

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

               For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-31157

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                    23-2507402
       ------------                                    ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
    of incorporation)

 720 Pennsylvania Drive, Exton, Pennsylvania                      19341
---------------------------------------------                     -----
  (Address of principal executive offices)                     (Zip Code)

                                 (610) 646-9800
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of January 31, 2002, there were 12,780,618 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

===============================================================================

                      INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                           FORM 10-Q DECEMBER 31, 2001
                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                                   Page No.
                                                                                                       --------
   Item 1.     FINANCIAL STATEMENTS (unaudited)

               Consolidated Balance Sheets - September 30, 2001 and December 31, 2001                     3

               Consolidated Statements of Operations - Three Months Ended December 31, 2000 and 2001      4

               Consolidated Statements of Cash Flows - Three Months Ended December 31, 2000 and 2001      5

               Notes to Financial Statements                                                              6

   Item 2.     MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                             6-12

   Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                                12

   PART II     OTHER INFORMATION                                                                          12

   Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                 12

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        13

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                          13

 Signatures                                                                                               14

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                                           September 30,   December 31,
                                                                                                2001           2001
                                                                                           -------------   ------------
                                          ASSETS

Current Assets:
  Cash and cash equivalents..............................................................  $42,769,837     $39,572,512
  Cash restricted for capital expenditures ..............................................      317,465              --
  Accounts receivable, less allowance for doubtful accounts of $100,000 at
    September 30, 2001 and December 31, 2001, respectively...............................    8,330,126      10,715,256
  Inventories............................................................................    5,701,673       5,648,055
  Deferred income taxes..................................................................      652,535         652,535
  Prepaid expenses.......................................................................    1,386,270       1,533,509
                                                                                           -----------     -----------
    Total current assets.................................................................   59,157,906      58,121,867
                                                                                           -----------     -----------
Property and Equipment:
  Computers and test equipment...........................................................    2,899,744       3,202,713
  Corporate airplane.....................................................................    2,998,161       2,998,161
  Furniture and office equipment.........................................................      422,288         511,847
  Leasehold improvements.................................................................       54,299              --
  Manufacturing facility.................................................................           --       6,125,751
  Construction in progress...............................................................    3,949,298              --
                                                                                           -----------     -----------
                                                                                            10,323,790      12,838,472
  Less--Accumulated depreciation and amortization........................................   (2,238,916)     (2,421,742)
                                                                                           -----------     -----------
  Net property and equipment.............................................................    8,084,874      10,416,730
                                                                                           -----------     -----------
Deposits and Other Assets................................................................      808,646       1,005,742
                                                                                           -----------     -----------
Deferred Income Taxes....................................................................           --              --
                                                                                           -----------     -----------
                                                                                           $68,051,426     $69,544,339
                                                                                           ===========     ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of note payable........................................................  $   100,000     $   100,000
  Current portion of capitalized lease obligations.......................................       15,696          14,282
  Accounts payable.......................................................................      473,785         994,717
  Accrued expenses.......................................................................    2,168,066       3,180,675
  Deferred revenue.......................................................................      146,071          70,472
                                                                                           -----------     -----------
    Total current liabilities............................................................    2,903,618       4,360,146
                                                                                           -----------     -----------
Note Payable.............................................................................    4,235,000       4,235,000
                                                                                           -----------     -----------
Capitalized Lease Obligations............................................................       17,635          13,651
                                                                                           -----------     -----------
Deferred Revenue.........................................................................      473,349         455,731
                                                                                           -----------     -----------
Deferred Income Taxes....................................................................       43,120          43,120
                                                                                           -----------     -----------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized--Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30,
    2001 and December 31, 2001...........................................................           --              --
  Common stock, $.001 par value; 75,000,000 shares authorized, 13,023,629 and
    13,025,374 shares issued at September 30, 2001 and December 31, 2001,
    respectively.........................................................................       13,024          13,025
  Additional paid-in capital.............................................................   45,906,405      45,936,802
  Retained earnings......................................................................   14,459,275      15,736,864
  Treasury stock, 250,000 shares at cost.....  ..........................................           --      (1,250,000)
                                                                                           -----------     -----------
    Total shareholders' equity...........................................................   60,378,704      60,436,691
                                                                                           -----------     -----------
                                                                                           $68,051,426     $69,544,339
                                                                                           ===========     ===========

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        Three Months       Three Months
                                           Ended              Ended
                                      December 31, 2000   December 31, 2001
                                      -----------------   -----------------

Revenues ..........................       $ 9,519,682          $7,308,466
Cost of Sales .....................         3,971,920           2,730,129
                                         ------------        ------------

Gross Profit ......................         5,547,762           4,578,337
                                         ------------        ------------

Research and Development ..........         1,437,754           1,127,735
Selling, General and Administrative         1,526,255           1,637,883
                                         ------------        ------------

Operating Income ..................         2,583,753           1,812,719
Interest Income ...................           662,139             241,440
Interest Expense ..................                --              26,243
                                         ------------        ------------

Income Before Income Taxes ........         3,245,892           2,027,916
Income Tax Expense ................         1,195,462             750,329
                                         ------------        ------------

Net Income ........................        $2,050,430          $1,277,587
                                         ============        ============
Net Income Per Common Share
     Basic ........................             $0.16               $0.10
     Diluted ......................             $0.15               $0.10

Weighted Average Shares Outstanding
     Basic ........................        12,606,133          12,932,565
     Diluted ......................        13,311,708          13,155,063


The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 For the Three Months    For the Three Months
                                                                  Ended December 31,      Ended December 31,
                                                                        2000                    2001
                                                                        ----                    ----
Cash Flows From Operating Activities:
   Net income ................................................       $2,050,430              $1,277,587
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .............................          148,032                 222,038
   Loss on disposal of assets ................................               --                  15,088
   Stock issued to directors .................................               --                  39,000
   (Increase)/decrease in --
   Accounts receivable .......................................           99,416              (2,385,130)
   Inventories ...............................................         (511,279)                 53,618
   Prepaid expenses and other ................................         (321,248)               (344,335)
   Increase/(decrease) in --
   Accounts payable ..........................................         (372,153)                520,932
   Accrued expenses ..........................................          632,179               1,004,007
   Deferred revenue ..........................................         (121,121)                (93,217)
                                                                    -----------             -----------
     Net cash provided by operating activities ...............        1,604,256                 309,588
                                                                    -----------             -----------

Cash Flows From Investing Activities:
   Purchases of property and equipment .......................       (1,238,695)             (2,568,980)
   Restricted cash ...........................................          (61,786)                317,465
                                                                    -----------             -----------
   Net cash (used in) provided by investing activities .......       (1,300,481)             (2,251,515)
                                                                    -----------             -----------

Cash Flows From Financing Activities:
   Repayments of capitalized lease obligations ...............           (4,662)                 (5,398)
   Proceeds from the issuance of stock .......................           47,998                    --
   Purchase of treasury stock.................................               --              (1,250,000)
                                                                    -----------             -----------
   Net cash (used in) provided by financing activities .......           43,336              (1,255,398)
                                                                    -----------             -----------

Net Increase (Decrease) In Cash and Cash Equivalents .........          347,111              (3,197,325)
Cash and Cash Equivalents, Beginning of Year .................       38,657,433              42,769,837
                                                                    -----------             -----------
Cash and Cash Equivalents, End of Period .....................      $39,004,544             $39,572,512
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

     The balance sheet as of December 31, 2001, the statements of operations for the three months ended December 31, 2000 and 2001 and the statements of cash flows for the three months ended December 31, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

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

     A reconciliation of weighted average shares outstanding -- appears below:

                                                    Three months ended
                                                       December 31,
                                                       2000        2001
                                                    ---------   ----------
Weighted average shares outstanding:
  Basic........................................... 12,606,133   12,932,565

Potentially dilutive securities:
  Employee Stock Options..........................    414,091       37,158
  Preferred Stock.................................         --           --
  Warrants........................................    291,484      185,340
                                                    ---------   ----------
Weighted average shares outstanding:
  Diluted......................................... 13,311,708   13,155,063
                                                    =========   ==========

     The weighted average number of shares for potentially dilutive employee stock options was 396,030 for the three months ending December 31, 2001.

4.   Concentrations

     During the three months ended December 31, 2001 and 2000, the Company derived 64% and 56% of its revenues from one customer, respectively. Accounts receivable related to this customer totaled $8,466,945 at December 31, 2001. The Company's existing supply arrangement for this will be completely fulfilled by the second quarter of fiscal 2002 and will provide the Company with approximately $5.7 million of revenue in such period. Should a new supply arrangement not be obtained prior to or shortly after the expiration of the existing arrangement, the Company may experience a significant reduction in sales. This result may have a material adverse effect on the Company's operating results and financial condition.

5.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  September 30,  December 31,
                                                       2001          2001
                                                  ------------   -----------
Raw materials and finished components             $ 4,344,795    $ 4,428,955
Work-in-process                                     1,356,878      1,219,100
                                                  -----------    -----------
                                                  $ 5,701,673    $ 5,648,055
                                                  ===========    ===========


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

     We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) -compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. The Company's existing supply arrangement with this customer will be completely fulfilled by the second quarter of fiscal 2002. Should a new supply arrangement not be obtained prior to or shortly after the expiration of the existing arrangement, the Company may experience a significant reduction in net sales. This result may have a material adverse effect on the Company's operating results and financial condition.

     We have recently begun marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We expect to begin recording revenues from our flat panel display during the second half of fiscal 2002.

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

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

     Revenues. Revenues decreased $2.2 million, or 23.2%, to $7.3 million for the three months ended December 31, 2001 from $9.5 million in the three months ended December 31, 2000. The decrease was primarily attributable to the economic slowdown that curtailed commercial air transport orders coupled with a decline in deliveries for the KC-135 program. We recognized $4.7 million in revenues related to the KC-135 program in the first quarter of fiscal 2002 and $5.4 million in the first quarter of fiscal 2001.

     Cost of Sales. Cost of sales decreased $1.2 million, or 31.2%, to $2.7 million, or 37.4% of revenues, in the three months ended December 31, 2001 from $4.0 million, or 41.7% of revenues, in the three months ended December 31, 2000 The decrease in dollar amount of cost of sales was related to our decrease in revenues, and the decrease as a percentage of revenues was primarily related to a higher concentration of mature program deliveries.

     Research and development. Research and development expense decreased $310,000, or 21.6%, to $1.1 million or 15.4% of revenues, in the three months ended December 31, 2001 from $1.4 million or 15.1% of revenues, in the three months ended December 31, 2000. The decrease in research and development spending was a result of a decrease in revenue. As a percentage of revenue, research and development expense was consistent quarter over quarter. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses increased $112,000, or 7.3%, to $1.6 million, or 22.4% of revenues, in the three months ended December 31, 2001 from $1.5 million or 16% of revenues, in the three months ended December 31, 2000. The increase in dollar amount reflects our investment in additional sales support. The increase as a percentage of revenue is due to lower revenues in the current quarter.

     Interest income. Interest income was $241,000 in the three months ended December 31, 2001 as compared to interest income of $662,000 in the three months ended December 31, 2000. The decreased interest income in the three months ended December 31, 2001 was primarily the result of lower interest rates in the period and lower invested amounts.

     Interest expense. Interest expense was $26,000 in the three months ended December 31, 2001 as compared to $0 in the three months ended December 31, 2000. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November, 2001.

     Income tax expense. We recognized an income tax expense of $750,000 for an effective rate of 37% for the three months ended December 31, 2001. In the three months ended December 31, 2000 we recorded a tax expense $1.2 million for an effective rate of 37%. The decrease is due to a decline in net income.

     Net income. As a result of the factors described above, our net income decreased $773,000 or 37.7%, to $1.3 million, or 17.5% of revenues.

Liquidity and Capital Resources

     Our main sources of liquidity have been cash flows from operations, borrowings and the proceeds of initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

     Our cash flow provided from operating activities was $310,000 for the three months ended December 31, 2001 as compared to $1.6 million for the three months ended December 31, 2000. The decrease is a result of lower net income combined with an increase in accounts receivable.

     Our cash used in investing activities was $2.3 million for the three months ended December 31, 2001 as compared to $1.3 for the three months ended December 31, 2000. The increase in the three months ended December 31, 2001 was primarily due to the Company's completion of its new manufacturing facility.

     Net cash flow used in financing activities was $1.3 million for the three months ended December 31, 2001 as compared to $43,000 for the three months ended December 31, 2000. This use of cash was primarily due to the acquisition of 250,000 shares of treasury stock at a cost of $5 per share.

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

-our business currently derives a large portion of its revenues from one military retrofit program, which will be completed in the second quarter of fiscal 2002.

-the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our CIP or other planned products or product enhancements.

-we rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

-our market in general and our customers have been adversely affected by the events of September 11th.

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

     o    our inability to replace the KC-135 RVSM contract.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day tax-exempt commercial paper. As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held on October 31, 2001, the following proposals were approved by the margins indicated.

                                                       Number of Shares
                                                   Voted For       Withheld
                                                  -----------     ----------
1.  To elect two Class I directors to the
    board of directors for a term of three
    (3) years.

          Ivan M. Marks                             6,665,340          0
          Robert H. Rau                             6,665,340          0

Glenn R. Bressner, Robert E. Mittelstaedt, Jr., Geoffrey S. M. Hedrick, Winston
J. Churchill and Benjamin A. Cosgrove constitute Class II and III directors whose terms continued after the annual meeting.

                                                                                Number of Shares
                                                                Voted        Voted        With-     Broker
                                                                 For        Against       held     Non-Votes
                                                              ---------    ---------     -------  -----------
2.  To approve amendments to the Company's 1998
    Stock Option Plan, as amended, to increase
    the number of shares authorized under the
    plan from 866,920 shares to 1,259,350 shares.             5,223,578    1,441,762         0          0

                                                                                Number of Shares
                                                                        Voted        Voted
                                                                         For        Against       Withheld
                                                                       ---------    ---------    ---------
3.  To ratify and approve the Company's 1998 Stock
    Option Plan to comply with the requirements of
    Section 162(m) of the Internal Revenue Code.                       6,553,272      112,068        0

                                                                                Number of Shares
                                                                                     Voted
                                                                       Voted For    Against       Withheld
                                                                       ---------    ---------    ---------
4.  To ratify the appointment of Arthur Andersen LLP
    as the independent auditors of the Company's
    financial statements for the fiscal year ending
    September 30, 2001.                                                6,647,065       18,275         0

Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K on November 20, 2001 to notify the public of its next Annual Meeting of Shareholders on Thursday, January 31, 2002 and announced an open market stock repurchase program.

     The Company filed a Form 8-K on December 18, 2001, which changed the date of the Annual Meeting of Shareholders to February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INNOVATIVE SOLUTIONS & SUPPORT, INC.



Date: February 13, 2002                              By: /s/ James J. Reilly
-----------------------                            -----------------------------
                                                   James J. Reilly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)