Form 10-Q
period 2002-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2002-05-13
CIK 836690

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                               ___________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to ________.

Commission File No. 0-31157

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                   23-2507402
           ------------                                   ----------
    (State or other jurisdiction               (IRS Employer Identification No.)
           of incorporation)


    720 Pennsylvania Drive, Exton, Pennsylvania               19341
    -------------------------------------------               -----
      (Address of principal executive offices)              (Zip Code)


                                 (610) 646-9800
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    As of April 22, 2002, there were 12,780,618 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

================================================================================

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                            FORM 10-Q MARCH 31, 2002
                                      INDEX

                                                                                                                       Page No.
                                                                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (unaudited) .........................................................................

           Condensed Consolidated Balance Sheets - September 30, 2001 and March 31, 2002 ............................       3

           Condensed Consolidated Statements of Operations - Three and Six Months Ended March 31, 2001 and 2002 .....       4

           Condensed Consolidated Statements of Cash Flows - Six Months Ended March 31, 2001 and 2002 ...............       5

           Notes to Condensed Consolidated Financial Statements .....................................................       6

Item 2.    MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ..................................................................................    6-12

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................................      13

PART II    OTHER INFORMATION ........................................................................................      13

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................................      13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................................      13

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K .........................................................................      13

Signatures ..........................................................................................................      14

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                September 30,      March 31,
                                                                                    2001             2002
                                                                                    ----             ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents .................................................  $  42,769,837    $ 43,105,114
   Cash restricted for capital expenditures ..................................        317,465               -
   Accounts receivable, less allowance for doubtful accounts of $100,000 at
    September 30, 2001 and March 31, 2002, respectively ......................      8,330,126       8,300,382
   Inventories ...............................................................      5,701,673       4,933,722
   Deferred income taxes .....................................................        652,535         652,535
   Prepaid expenses ..........................................................      1,386,270       1,397,218
                                                                                -------------    ------------
        Total current assets .................................................     59,157,906      58,388,971
                                                                                -------------    ------------
Property and Equipment:
   Computers and test equipment ..............................................      2,899,744       3,223,460
   Corporate airplane ........................................................      2,998,161       2,998,161
   Furniture and office equipment ............................................        422,288         517,129
   Leasehold improvements ....................................................         54,299               -
   Manufacturing facility ....................................................              -       6,489,935
   Construction in progress ..................................................      3,949,298               -
                                                                                -------------    ------------
                                                                                   10,323,790      13,228,685
   Less-Accumulated depreciation and amortization ............................     (2,238,916)     (2,626,416)
                                                                                -------------    ------------
   Net property and equipment ................................................      8,084,874      10,602,269
                                                                                -------------    ------------
Deposits and Other Assets ....................................................        808,646       1,096,638
                                                                                -------------    ------------
                                                                                $  68,051,426    $ 70,087,878
                                                                                =============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of note payable ...........................................  $     100,000    $    100,000
   Current portion of capitalized lease obligations ..........................         15,696          14,282
   Accounts payable ..........................................................        473,785         540,400
   Accrued expenses ..........................................................      2,168,066       1,798,214
   Accrued income taxes ......................................................              -       1,317,350
   Deferred revenue ..........................................................        146,071         150,061
                                                                                -------------    ------------
         Total current liabilities ...........................................      2,903,618       3,920,307
                                                                                -------------    ------------
 Note Payable ................................................................      4,235,000       4,235,000
                                                                                -------------    ------------
 Capitalized Lease Obligations ...............................................         17,635          10,493
                                                                                -------------    ------------
 Deferred Revenue ............................................................        473,349         438,113
                                                                                -------------    ------------
 Deferred Income Taxes .......................................................         43,120          43,120
                                                                                -------------    ------------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, 10,000,000 shares authorized--Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and
    outstanding at September 30, 2001 and March 31, 2002 .....................              -               -
   Common stock, $.001 par value; 75,000,000 shares authorized, 13,023,629 and 13,025,374 shares issued at September 30, 2001 and March 31, 2002,
   respectively ..............................................................         13,024          13,025
   Additional paid-in capital ................................................     45,906,405      45,936,802
   Retained earnings .........................................................     14,459,275      16,741,018
   Treasury stock, 250,000 shares at cost ....................................              -      (1,250,000)
                                                                                -------------    ------------
        Total shareholders' equity ...........................................     60,378,704      61,440,845
                                                                                -------------    ------------
                                                                                $  68,051,426    $ 70,087,878
                                                                                =============    ============

        The accompanying notes are an integral part of these statements.
                                       3

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months     Three Months     Six Months       Six Months
                                                    Ended            Ended            Ended            Ended
                                                 March 31, 2001   March 31, 2002  March 31, 2001   March 31, 2002
                                                 --------------   --------------  --------------   --------------
Revenues ......................................   $  9,697,298       6,597,567     $ 19,216,980     $ 13,906,033
Cost of Sales .................................      4,099,759       2,789,538        8,071,679        5,519,666
                                                  ------------     -----------     ------------     ------------
Gross Profit ..................................      5,597,539       3,808,029       11,145,301        8,386,367
                                                  ------------     -----------     ------------     ------------

Research and Development ......................        998,587       1,066,477        2,436,341        2,194,211
Selling, General and Administrative ...........      1,630,738       1,303,665        3,156,993        2,941,549
                                                  ------------     -----------     ------------     ------------
Operating Income ..............................      2,968,214       1,437,887        5,551,967        3,250,607
Interest Income ...............................        547,944         189,900        1,210,082          431,343
Interest Expense ..............................              -          33,892                -           60,136
                                                  ------------     -----------     ------------     ------------

Income Before Income Taxes ....................      3,516,158       1,593,895        6,762,049        3,621,814
Income Tax Expense ............................      1,306,496         589,742        2,501,958        1,340,071
                                                  ------------     -----------     ------------     ------------
Net Income                                        $  2,209,662     $ 1,004,153     $  4,260,091     $  2,281,743
                                                  ============     ===========     ============     ============

Net Income Per Common Share
   Basic ......................................   $       0.17     $      0.08     $       0.34     $       0.18
   Diluted ....................................   $       0.17     $      0.08     $       0.32     $       0.17

Weighted Average Shares Outstanding
   Basic ......................................     12,663,592      12,780,035       12,622,983       12,855,215
   Diluted ....................................     13,292,762      13,024,374       13,291,088       13,089,204


        The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the Six Months   For the Six Months
                                                                           Ended March 31,     Ended March 31,
                                                                                2001                 2002
                                                                                ----                 ----
Cash Flows From Operating Activities:
   Net income ..........................................................    $  4,260,091         $ 2,281,743
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .......................................         278,899             453,920
   Loss on disposal of assets ..........................................               -              35,720
   Stock issued to directors ...........................................               -              39,000
   (Increase)/decrease in -
   Accounts receivable .................................................         556,506              29,744
   Inventories .........................................................      (1,087,496)            767,951
   Prepaid expenses and other ..........................................        (409,052)           (318,941)

   Increase/(decrease) in -
   Accounts payable ....................................................        (229,733)             66,615
   Accrued expenses ....................................................        (886,252)            938,897
   Deferred revenue ....................................................        (138,740)            (31,247)
                                                                            ------------         -----------
        Net cash provided by operating activities ......................       2,344,223           4,263,402
                                                                            ------------         -----------

Cash Flows From Investing Activities:
   Purchases of property and equipment .................................      (2,010,822)         (2,987,034)
   Restricted cash .....................................................               -             317,465
                                                                            ------------         -----------
   Net cash (used in) provided by investing activities .................      (2,010,822)         (2,669,569)
                                                                            ------------         -----------

Cash Flows From Financing Activities:
   Repayments of capitalized lease obligations .........................          (8,941)             (8,556)
   Proceeds from the issuance of stock .................................         291,901                   -
   Purchase of treasury stock ..........................................               -          (1,250,000)
                                                                            ------------         -----------
   Net cash (used in) provided by financing activities .................         282,960          (1,258,556)
                                                                            ------------         -----------

Net Increase (Decrease) In Cash and Cash Equivalents ...................         616,361             335,277
Cash and Cash Equivalents, Beginning of Year ...........................      42,799,122          42,769,837
                                                                            ------------         -----------
Cash and Cash Equivalents, End of Period ...............................    $ 43,415,483         $43,105,114
                                                                            ============         ===========

                The accompanying notes are an integral part of these statements.

1. Basis of Presentation:

      Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems to the military, government, commercial air transport and corporate aviation markets.

      The balance sheet as of March 31, 2002, the statements of operations for the three months and six months ended March 31, 2001 and 2002 and the statements of cash flows for six months ended March 31, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended September 30,2001 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2. Initial Public Offering and Treasury Stock

      In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of Common stock. In September 2001, the Board of Directors authorized an open market stock repurchase program of up to one million shares over the next six month period at a price not to exceed $8.00. In December, 2001, the Company purchased 250,000 shares at a cost of $1,250,000.

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

    A reconciliation of weighted average shares outstanding appears below:

                                              Three months ended        Six months ended
                                                   March 31,                March 31,
                                                   --------                 --------
                                               2001        2002         2001       2002
                                               ----        ----         ----       ----
Weighted average shares outstanding:
   Basic ................................   12,663,592   12,780,035  12,622,983  12,855,215

Potentially dilutive securities:
   Employee Stock Options ...............      343,631       44,170     382,566      40,847
   Warrants .............................      285,539      200,169     285,539     193,142
                                            ----------   ----------  ----------  ----------
Weighted average shares outstanding:
   Diluted ..............................   13,292,762   13,024,374  13,291,088  13,089,204
                                            ==========   ==========  ==========  ==========

   The weighted average number of shares for potentially antidilutive employee stock options was 395,030 as of March 31, 2002.

4. Concentrations

      During the three months and six months ended March 31, 2002 and 2001, the Company derived 72% and 65%, respectively and 68% and 61%, respectively of its revenues from one customer, respectively. Accounts receivable related to this customer totaled $7,073,707 at March 31, 2002. The Company's existing supply arrangement for this was substantially fulfilled in the second quarter of fiscal 2002 and will provide the Company with approximately $711,000 of revenue in the third quarter. Should a new supply arrangement not be obtained prior to or shortly after the expiration of the existing arrangement, the Company may experience a significant reduction in sales. This result may have a material adverse effect on the Company's operating results and financial condition.

5. Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             September 30,     March 31,
                                                 2001            2002
                                                 ----            ----
Raw materials .............................. $ 3,380,431      $ 3,535,002
Work-in-process ............................   1,661,000          706,593
Finished goods .............................     660,242          692,127
                                             -----------      -----------
                                             $ 5,701,673      $ 4,933,722
                                             ===========      ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We design, manufacture and sell flight information computers, electronic displays and advanced monitoring systems to the military, government, commercial air transport and corporate aviation markets.

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

      We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. The Company's existing supply arrangement with this customer was substantially fulfilled by the second quarter of fiscal 2002. Should a new supply arrangement or series of arrangements not be obtained prior to or shortly after the expiration of the existing arrangement, the Company may experience a significant reduction in net sales. This result may have a material adverse effect on the Company's operating results and financial condition.

      We have recently begun marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We expect to begin recording revenues from our flat panel display during calander 2002.

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

Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2001

      Revenues. Revenues decreased $5.3 million, or 27.6%, to $13.9 million for the six months ended March 31, 2002 from $19.2 million in the six months ended March 31, 2001. The decrease was primarily attributable to the economic slowdown that curtailed commercial air transport orders coupled with a decline in deliveries for the KC-135 program. We recognized $9.4 million in revenues related to the KC-135 program in the first half of fiscal 2002 and $11.6 million in the first half of fiscal 2001. The KC-135 program was substantially completed in the second quarter.

      Cost of Sales. Cost of sales decreased $2.6 million, or 31.6%, to $5.5 million, or 39.7% of revenues, in the six months ended March 31, 2002 from $8.1 million, or 42.0% of revenues, in the six months ended March 31, 2001 The decrease in dollar amount of cost of sales was related to our decrease in revenues, and the decrease as a percentage of revenues was primarily related to a higher concentration of mature program deliveries.

      Research and development. Research and development expense decreased $242,000 or 10%, to $2.2 million or 15.8% of revenues, in the six months ended March 31, 2002 from $2.4 million or 12.7% of revenues, in the six months ended March 31, 2001. The decrease in research and development spending was a result of a decrease in spending for outside consultants related to the flat panel program. As a percentage of revenue, research and development expense increased due to the decline in revenue. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

      Selling, general and administrative. Selling, general and administrative expenses decreased $201,000, or 6.4%, to $2.9 million, or 21% of revenues, in the six months ended March 31, 2002 from $3.2 million or 16.4% of revenues, in the six months ended March 31, 2001. The decrease in dollar amount was a result of management's effort to reduce expenses. The increase as a percentage of revenue is due to lower revenues in the period.

      Interest income. Interest income was $431,000 in the six months ended March 31, 2002 as compared to interest income of $1.2 million in the six months ended March 31, 2001. The decreased interest income in the six months ended March 31, 2002 was primarily the result of lower interest rates in the period.

      Interest expense. Interest expense was $60,000 in the six months ended March 31, 2002 as compared to $0 in the six months ended March 31, 2001. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November, 2001.

      Income tax expense. We recognized an income tax expense of $1.3 million for an effective rate of 37% for the six months ended March 31, 2002. In the six months ended March 31, 2001 we recorded a tax expense $2.5 million for an effective rate of 37%. The decrease is due to a decline in net income.

      Net income. As a result of the factors described above, our net income decreased $2.0 million or 46.4%, to $2.3 million, or 16.4% of revenues.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Revenues. Revenues decreased $3.1 million, or 32.0%, to $6.6 million for the three months ended March 31, 2002 from $9.7 million in the three months ended March 31, 2001. The decrease was primarily attributable to the economic slowdown that curtailed commercial air transport orders coupled with a decline in deliveries for the KC-135 program. We recognized $4.8 million in revenues related to the KC-135 program in the second quarter of fiscal 2002 and $6.3 million in the second quarter of fiscal 2001.

      Cost of Sales. Cost of sales decreased $1.3 million, or 32%, to $2.8% million, or 42.3% of revenues, in the three months ended March 31, 2002 from $4.1 million, or 42.3% of revenues, in the three months ended March 31, 2001 The decrease in dollar amount of cost of sales was related to our decrease in revenues. As a percentage of revenue, cost of sales remained the same.

      Research and development. Research and development expense increased $68,000 or 7%, to $1.1 million or 16.2% of revenues, in the three months ended March 31, 2002 from $1.0 million or 10.3% of revenues, in the three months ended March 31, 2001. The increase in research and development spending was a result of an increase in the cost of personnel. As a percentage of revenue, research and development expense increased due to the decline in revenue. The overall level of research and development expense reflects our continued commitment to product development and new product introductions.

      Selling, general and administrative. Selling, general and administrative expenses decreased $295,000, or 19%, to $1.3 million, or 19.8% of revenues, in the three months ended March 31, 2002 from $1.6 million or 16.8% of revenues, in the three months ended March 31, 2001. The decrease in dollar amount was a result of management's effort to reduce expenses. The increase as a percentage of revenue is due to lower revenues in the current quarter.

      Interest income. Interest income was $189,900 in the three months ended March 31, 2002 as compared to interest income of $548,000 in the three months ended March 31, 2001. The decreased interest income in the three months ended March 31, 2002 was primarily the result of lower interest rates in the period.

      Interest expense. Interest expense was $34,000 in the three months ended March 31, 2002 as compared to $0 in the three months ended March 31, 2001. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November, 2001.

      Income tax expense. We recognized an income tax expense of $590,000 for an effective rate of 37% for the three months ended March 31, 2002. In the three months ended March 31, 2001 we recorded a tax expense $1.3 million for an effective rate of 37%. The decrease is due to a decline in net income.

      Net income. As a result of the factors described above, our net income decreased $1.2 million or 54.6%, to $1.0 million, or 15.2% of revenues.

Liquidity and Capital Resources

      Our main sources of liquidity have been cash flows from operations, borrowings and the proceeds of our initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

      Our cash flow provided from operating activities was $4.3 million for the six months ended March 31, 2002 as compared to $2.3 million for the six months ended March 31, 2001. The increase is a result of lower net income which was more than offset by a decrease in inventory and increase in accrued expenses.

      Our cash used in investing activities was $2.7 million for the six months ended March 31, 2002 as compared to $2.0 for the six months ended March 31, 2001. The increase in the six months ended March 31, 2002 was primarily due to the Company's completion of its new manufacturing facility.

      Net cash flow used in financing activities was $1.3 million for the six months ended March 31, 2002 as compared to $282,960 of cash flow from financing activities for the six months ended December 31, 2000. This use of cash was primarily due to the acquisition of 250,000 shares of treasury stock at a cost of $5 per share.

      Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our initial public offering will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we anticipate, develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Significant Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to our allowance for doubtful accounts, inventory reserves and warranty reserves.

     We maintain an allowance for doubtful accounts for customer returns and for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing historical data and trends. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operations could be adversely affected.

     Inventories are written down for estimated obsolescence or unmarketability equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product's failure rates and the customer's usage. If the actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected.

RISK FACTORS

      This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

      - most of our sales are air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

      - we currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

      - our business currently derives a large portion of its revenues from one military retrofit program, which was substantially completed in the second quarter of fiscal 2002.

      - the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our CIP or other planned products or product enhancements.

      - we rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

      - our market in general and our customers have been adversely affected by the events of September 11th.

      - our government retrofit projects allow the government agency or government contractor to terminate or modify their contracts with us.

      - we depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

      - our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

      - our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

      -  variations in demand for our products;

      - the timing of the introduction of RVSM requirements on various flight routes;

      - the capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

      - changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

      - delays in introducing or obtaining government approval for new products;

      -  new product introductions by competitors;

      - changes in our pricing policies or the pricing policies of our competitors; and

      -  costs related to possible acquisitions of technologies or businesses.

      -  our inability to replace the KC-135 RVSM contract.


      - our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully.

      - we may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

      - our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of stockholders held on February 28, 2002, the following proposal was approved by the margin indicated.

                                                                       Number of Shares
                                                                  Voted For         Withheld
                                                                -------------   -------------
1.   To elect two Class II directors to the board of
     directors for a term of three (3) years and until their
     successors are duly elected and qualified.

        Glen R. Bressner                                           10,117,569       8,970

        Robert E. Mittlstaedt, Jr.                                 10,117,582       8,957

Geoffrey S. M. Hedrick, Winston J. Churchill Benjamin A. Cosgrove Ivan M. Marks and Robert H. Rau constitute Class I and III directors whose terms continued after the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K.

      The Company filed a Form 8-K on April 10, 2002 disclosing that the Company had dismissed its independent accountants Arthur Andersen LLP.

      The Company filed a Form 8-K on April 6, 2002 announcing that Deloitte and Touche LLP had been retained as the Company's independent accountants pursuant to authorization of the Company's board of directors and audit committee.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: May 13, 2002                         By:       /s/ James J. Reilly
                                              ---------------------------------
                                                         James J. Reilly
                                                     Chief Financial Officer
                                                 (Principal Financial Officer)