Form 10-Q
period 2002-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2002-08-13
CIK 836690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                           Commission File No. 0-31157

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
             (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                           23-2507402
                -------------------------------------------------
      (State or other jurisdiction        (IRS Employer Identification No.)
            of incorporation)


       720 Pennsylvania Drive, Exton, Pennsylvania             19341
       ----------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)


                                 (610) 646-9800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 9, 2002, there were 12,796,825 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                             FORM 10-Q JUNE 30, 2002
                                      INDEX

                                                                                                                      Page No.
                                                                                                                      --------
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (unaudited)

           Condensed Consolidated Balance Sheets - September 30, 2001 and June 30, 2002 ............................      3

           Condensed Consolidated Statements of Operations - Three and Nine Months Ended June 30, 2001 and 2002 ....      4

           Condensed Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2001 and 2002 ..............      5

           Notes to Condensed Consolidated Financial Statements ....................................................    6-7

Item 2.    MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS .................................................................................   7-12

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................................     13

PART II    OTHER INFORMATION .......................................................................................     13

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ...............................................................     13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................................................     13

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K ........................................................................     13

Signatures .........................................................................................................     14

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      September 30,        June 30,
                                                                                          2001               2002
                                                                                          ----               ----
                                          ASSETS
Current Assets:
    Cash and cash equivalents .....................................................   $ 42,769,837      $ 50,859,231
    Cash restricted for capital expenditures ......................................        317,465                 -
    Accounts receivable, less allowance for doubtful accounts of $100,000 at
     September 30, 2001 and June 30, 2002, respectively ...........................      8,330,126         3,432,624
    Inventories ...................................................................      5,701,673         4,188,446
    Deferred income taxes .........................................................        652,535           652,535
    Prepaid expenses ..............................................................      1,386,270           630,535
                                                                                      ------------      ------------

         Total current assets .....................................................     59,157,906        59,763,371
                                                                                      ------------      ------------

Property and Equipment:
    Computers and test equipment ..................................................      2,899,744         3,275,122
    Corporate airplane ............................................................      2,998,161         2,998,161
    Furniture and office equipment ................................................        422,288           517,128
    Leasehold improvements ........................................................         54,299                 -
    Manufacturing facility ........................................................              -         6,489,935
    Construction in progress ......................................................      3,949,298                 -
                                                                                      ------------      ------------

      Total property and equipment ................................................     10,323,790        13,280,346
    Less-Accumulated depreciation and amortization ................................     (2,238,916)       (2,818,380)
                                                                                      -------------     ------------

    Net property and equipment ....................................................      8,084,874        10,461,966
                                                                                      ------------      ------------

Deposits and Other Assets .........................................................        808,646           269,716
                                                                                      ------------      ------------

       Total Assets ...............................................................   $ 68,051,426      $ 70,495,053
                                                                                      ============      ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current portion of note payable ...............................................   $    100,000      $    100,000
    Current portion of capitalized lease obligations ..............................         15,696            16,220
    Accounts payable ..............................................................        473,785           377,170
    Accrued expenses ..............................................................      2,168,066         1,457,653
    Accrued income taxes ..........................................................              -           588,631
    Deferred revenue ..............................................................        146,071            78,446
                                                                                      ------------      ------------

           Total current liabilities ..............................................      2,903,618         2,618,120
                                                                                      ------------      ------------

  Note Payable ....................................................................      4,235,000         4,235,000
                                                                                      ------------      ------------

  Capitalized Lease Obligations ...................................................         17,635             4,417
                                                                                      ------------      ------------

  Deferred Revenue ................................................................        473,349           420,495
                                                                                      ------------      ------------

  Deferred Income Taxes ...........................................................         43,120            43,120
                                                                                      ------------      ------------

Commitments and Contingencies
Shareholders' Equity:

    Preferred stock, 10,000,000 shares authorized--Class A Convertible stock,
     $.001 par value; 200,000 shares authorized, no shares issued and
     outstanding at September 30, 2001 and June 30, 2002 ..........................              -                 -
    Common stock, $.001 par value; 75,000,000 shares authorized, 13,023,629 and 13,046,825 shares issued at September 30, 2001 and June 30, 2002,
    respectively ..................................................................         13,024            13,047
    Additional paid-in capital ....................................................     45,906,405        46,054,281
    Retained earnings .............................................................     14,459,275        18,356,573
    Treasury stock, 250,000 shares at cost ........................................              -        (1,250,000)
                                                                                      ------------      ------------

         Total shareholders' equity ...............................................     60,378,704        63,173,901
                                                                                      ------------      ------------

       Total Liabilities and Shareholders' Equity .................................   $ 68,051,426      $ 70,495,053
                                                                                      ============      ============

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months       Three Months      Nine Months       Nine Months
                                                         Ended               Ended            Ended              Ended
                                                      June 30, 2001      June 30, 2002    June  30, 2001    June 30, 2002
                                                      -------------      -------------    --------------    -------------

Revenues .........................................    $  7,497,395         7,212,210       $ 26,714,375     $ 21,118,243
Cost of Sales ....................................       3,205,778         2,936,254         11,277,457        8,455,920
                                                      ------------      ------------       ------------     ------------

Gross Profit .....................................       4,291,617         4,275,956         15,436,918       12,662,323
                                                      ------------      ------------       ------------     ------------

Research and Development .........................       1,103,419         1,609,678          3,539,760        3,803,888
Selling, General and Administrative ..............       1,264,943         1,391,128          4,421,936        4,332,678
                                                      ------------      ------------       ------------     ------------

Operating Income .................................       1,923,255         1,275,150          7,475,222        4,525,757
Interest Income ..................................         592,206           215,268          1,802,288          646,609
Interest Expense .................................              --            37,157                 --           97,292
                                                      ------------      ------------       ------------     ------------

Income Before Income Taxes .......................       2,515,461         1,453,261          9,277,510        5,075,074
Income Tax Expense (Benefit) .....................         930,721          (162,293)         3,432,678        1,177,776

Net Income .......................................    $  1,584,740      $  1,615,554       $  5,844,832     $  3,897,298
                                                      ============      ============       ============     ============

Net Income Per Common Share
    Basic ........................................    $       0.12      $       0.13       $       0.46     $       0.30
    Diluted ......................................    $       0.12      $       0.12       $       0.44     $       0.30

Weighted Average Shares Outstanding
    Basic ........................................      12,808,077        12,789,780         12,654,589       12,840,828
    Diluted ......................................      13,361,471        13,040,546         13,258,359       13,081,431

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the Nine Months     For the Nine Months
                                                                                  Ended June 30,          Ended June 30,
                                                                                       2001                   2002
                                                                                       ----                   ----
Cash Flows From Operating Activities:
    Net income .................................................................    $ 5,844,832            $ 3,897,298
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................        469,514                648,885
    Tax benefit of stock options exercised .....................................       (421,615)                     -
    Loss on disposal of assets .................................................              -                 35,720
    Write off of capitalized certification costs ...............................              -                711,195
    Stock issued to directors ..................................................              -                117,000
    (Increase)/decrease in -
    Accounts receivable ........................................................       (205,467)             4,897,502
    Inventories ................................................................     (2,227,211)             1,513,227
    Prepaid expenses and other .................................................        124,137                560,471

    Increase/(decrease) in -
    Accounts payable ...........................................................       (817,254)               (96,615)
    Accrued expenses ...........................................................        (52,437)              (114,883)
    Deferred revenue ...........................................................         28,942               (120,482)
                                                                                   ------------           ------------

    Net cash provided by operating activities ..................................      2,743,441             12,049,318
                                                                                   ------------           ------------

Cash Flows From Investing Activities:
    Purchases of property and equipment ........................................     (3,668,739)            (3,038,696)
    Restricted cash ............................................................       (568,573)               317,465
                                                                                   ------------           ------------

    Net cash (used in) provided by investing activities ........................     (4,237,312)            (2,721,231)
                                                                                   ------------           ------------

Cash Flows From Financing Activities:
    Repayments of capitalized lease obligations ................................        (14,024)               (12,694)
    Proceeds from the issuance of stock ........................................      1,326,424                 24,001
    Purchase of treasury stock .................................................              -             (1,250,000)
                                                                                   ------------           ------------

    Net cash (used in) provided by financing activities ........................      1,312,400             (1,238,693)
                                                                                   ------------           ------------

Net Increase (Decrease) In Cash and Cash Equivalents ...........................       (181,471)             8,089,394
Cash and Cash Equivalents, Beginning of Year ...................................     42,799,122             42,769,837
                                                                                   ------------           ------------

Cash and Cash Equivalents, End of Period .......................................   $ 42,617,651           $ 50,859,231
                                                                                   ============           ============

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

The balance sheet as of June 30, 2002, the statements of operations for the three months and nine months ended June 30, 2001 and 2002 and the statements of cash flows for nine months ended June 30, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended September 30, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

A reconciliation of weighted average shares outstanding appears below:

                                                                   Three months ended                Nine months ended
                                                                        June 30,                          June 30,
                                                                        --------                          --------

                                                                  2001             2002            2001             2002
                                                                  ----             ----            ----             ----
Weighted average shares outstanding:
     Basic .................................................   12,808,077       12,789,780      12,654,589       12,840,828

Potentially dilutive securities:
     Employee Stock Options ................................      309,499           43,382         359,875           42,023
     Warrants ..............................................      243,895          207,384         243,895          198,580
                                                               ----------       ----------      ----------       ----------

Weighted average shares outstanding:
     Diluted ...............................................   13,361,471       13,040,546      13,258,359       13,081,431
                                                               ==========       ==========      ==========       ==========

The weighted average number of shares for potentially antidilutive employee stock options was 381,030 as of June 30, 2002.

4. Concentrations

During the three months and nine months ended June 30, 2002 and 2001, the Company derived 10% and 71%, respectively and 48% and 63%, respectively of its revenues from one customer. Accounts receivable related to this customer totaled $0 at June 30, 2002. The Company's supply arrangement with this customer was completed in the third quarter of fiscal 2002. During the three months and nine months ended June 30, 2002 the company delivered 33% and 11%, respectively, of its revenue to one new customer. If new supply arrangements with other customers are not realized the company may experience a significant reduction in sales. This result may have a material adverse effect on the company's operating results and financial condition.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              September 30,       June 30,
                                                  2001              2002
                                              -----------------------------
Raw materials ..............................   $3,380,431        $2,978,213
Work-in-process ............................    1,661,000           679,202
Finished goods .............................      660,242           531,031
                                               ----------        ----------

                                               $5,701,673        $4,188,446
                                               ==========        ==========

6. Open - Market Stock Repurchase Program

On June 6, 2002, the board of directors authorized an open-market stock repurchase program of up to 2,000,000 shares of its common stock. There have been no shares purchased under this plan.

7. Certification Costs

The Company wrote off $711,000 of capitalized certification costs that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing this charge at this time.

8. Research and Development Tax Credits

The company recognized $700,000 in research and development tax credits.

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

We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We are the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. With the exception of spare part and on-going repair effort, the Company's existing supply arrangement with this customer was completed in the quarter ended June 30, 2002. As a result, the Company may experience a significant reduction in net sales should supply arrangements with other potential customers not be realized. This result may have a material adverse effect on the Company's operating results and financial condition.

We have recently begun marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We expect to begin recording revenues from our flat panel display in the first half of fiscal year 2003.

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

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001

Revenues. Revenues decreased $5.6 million, or 21%, to $21.1 million for the nine months ended June 30, 2002 from $26.7 million in the nine months ended June 30, 2001. The decrease was primarily attributable to the economic slowdown that curtailed commercial air transport orders coupled with a decline in deliveries for the KC-135 program. We recognized $10.2 million in revenues related to the KC-135 program in the first nine months of fiscal 2002 and $16.9 million in the first nine months of fiscal 2001. The KC-135 program was completed, with the exception of on going-spare part and repair support, in the third quarter of fiscal 2002.

Cost of sales. Cost of sales decreased $2.8 million, or 25%, to $8.5 million, or 40.0% of revenues, in the nine months ended June 30, 2002 from $11.3 million, or 42.2% of revenues, in the nine months ended June 30, 2001. The decrease in dollar amount of cost of sales was related to our decrease in revenues, and the decrease as a percentage of revenues was primarily related to a higher concentration of mature program deliveries.

Research and development. Research and development expense increased $264,000 or 8%, to $3.8 million or 18.0% of revenues, in the nine months ended June 30, 2002 from $3.5 million or 13.3% of revenues, in the nine months ended June 30, 2001. The increase in research and development spending was a result of expensing $711,000 of certification cost that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing this charge at this time. Research and development spending in the nine months ended June 30, 2002, excluding the $711,000, amounted to $3.1 million or 14.6% of revenue and was a decrease from the prior nine month period ended June 30, 2001 of $447,000 or 12.6%. At this level, the reduced spending was a result of lower recruiting cost and reduced contract labor cost on selected development programs. As a percentage of revenue, research and development expense decreased for the same reasons.

Selling, general and administrative. Selling, general and administrative expenses decreased $89,000, or 2%, to $4.3 million, or 20.5% of revenues, in the nine months ended June 30, 2002 from $4.4 million or 16.6% of revenues, in the nine months ended June 30, 2001. The decrease in dollar amount was a result of reduced outside services and the increase as a percentage of revenue was due to lower revenues in the period.

Interest income. Interest income was $647,000 in the nine months ended June 30, 2002 as compared to interest income of $1.8 million in the nine months ended June 30, 2001. The decreased interest income in the nine months ended June 30, 2002 was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $97,000 in the nine months ended June 30, 2002 as compared to $0 in the nine months ended June 30, 2001. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November 2001.

Income tax expense. We recognized an income tax expense of $1.2 million for an effective rate of 23.2% for the nine months ended June 30, 2002. In the nine months ended June 30, 2001 we recorded a tax expense $3.4 million for an effective rate of 37%. The decreased effective tax rate is due to the company recognizing a research and development tax credit of $700,000 in the three-month period ended June 30, 2002. Without the benefit of this tax credit the effective tax rate would have remained unchanged period over period.

Net income. As a result of the factors described above, our net income decreased $1.9 million or 33%, to $3.9 million, or 18% of revenues.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Revenues. Revenues decreased $285,000, or 4%, to $7.2 million for the three months ended June 30, 2002 from $7.5 million in the three months ended June 30, 2001. The decrease in revenue was primarily the result of a $4.6 million decline in deliveries for the KC-135 program that was mostly offset with additional new business deliveries. We recognized $0.7 million in revenues related to the KC-135 program in the third quarter of fiscal 2002 and $5.3 million in the third quarter of fiscal 2001.

Cost of Sales. Cost of sales decreased $270,000, or 8%, to $2.9 million, or 40.7% of revenues, in the three months ended June 30, 2002 from $3.2 million, or 42.8% of revenues, in the three months ended June 30, 2001 The decrease in dollar amount of cost of sales was related to our decrease in revenues as well as improved margins. As a percentage of revenue, cost of sales improved from 42.8% in the three months ended June 30, 2001 to 40.7% in the three months ended June 30, 2002. The improvement reflected lower direct labor and material costs.

Research and development. Research and development expense increased $507,000 or 46%, to $1.6 million or 22.3% of revenues, in the three months ended June 30, 2002 from $1.1 million or 14.7% of revenues, in the three months ended June 30, 2001. The increase in research and development spending was a result of expensing $711,000 of certification cost that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing this charge at this time. Research and development spending in the three months ended June 30, 2002, excluding the $711,000, amounted to $0.9 million or 12.5% of revenue and was a decrease from the prior three month period ended June 30, 2001of $204,000 or 18.5%. At this level the reduced spending was the result of both lower recruiting cost and contract labor spending on selected development programs. As a percentage of revenue, research and development expense decreased for the same reasons.

Selling, general and administrative. Selling, general and administrative expenses increased $126,000, or 10%, to $1.4 million, or 19.3% of revenues, in the three months ended June 30, 2002 from $1.3 million or 16.9% of revenues, in the three months ended June 30, 2001. Both the increase in dollar amount and increase in percent of revenue were the result of increases in insurance, travel and commission expenses.

Interest income. Interest income was $215,000 in the three months ended June 30, 2002 as compared to interest income of $592,000 in the three months ended June 30, 2001. The decreased interest income in the three months ended June 30, 2002 was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $37,000 in the three months ended June 30, 2002 as compared to $0 in the three months ended June 30, 2001. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November 2001.

Income tax expense. We recognized an income tax benefit of $162,000 in the three months ended June 30, 2002. In the three months ended June 30, 2001 we recorded a tax expense $931,000 for an effective rate of 37%. The income tax benefit in the quarter was due to recording a research and development tax credit of $700,000 in the three months ended June 30, 2002. Without the benefit of this tax credit the effective tax rate would have remained unchanged at 37% period over period.

Net income. As a result of the factors described above, our net income increased $31,000 or 2%, to $1.6 million, or 22.4% of revenues.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations, borrowings and the proceeds of our initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $12.0 million for the nine months ended June 30, 2002 as compared to $2.7 million for the nine months ended June 30, 2001. The increase was mainly the result of a $5.1 million improvement in accounts receivable and a $3.7 million improvement in inventory that more than offset $2.0 million in lower net income.

Our cash used in investing activities was $2.7 million for the nine months ended June 30, 2002 as compared to $4.2 million for the nine months ended June 30, 2001. The increase in the nine months ended June 30, 2002 was primarily due to the Company's completion of its new manufacturing facility.

Net cash flow used in financing activities was $1.2 million for the nine months ended June 30, 2002 as compared to $1.3 million of cash flow received from financing activities for the nine months ended June 30, 2001. This use of cash in the period ended June 30, 2002 was primarily due to the acquisition of 250,000 shares of treasury stock at a cost of $5 per share.

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

Inventories are written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

        - our business derived a large portion of its revenues from one military retrofit program, which was substantially completed in the third quarter of fiscal 2002.

        - the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our cockpit information portal (CIP) or other planned products or product enhancements.

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

        - adapt to rapidly changing technologies;

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)    Reports on Form 8-K.

The Company filed a Form 8-K on April 10, 2002 disclosing that the Company had dismissed its independent accountants Arthur Andersen LLP.

The Company filed a Form 8-K on April 16, 2002 announcing that Deloitte and Touche LLP had been retained as the Company's independent accountants pursuant to authorization of the Company's board of directors and audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: August 13, 2002                      By:         /s/ James J. Reilly
                                                       -------------------

                                                        James J. Reilly
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)