Form 10-K
period 2002-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2002-12-17
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND
SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2507402
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(610) 646-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None. Securities registered pursuant to Section 12 (g) of the Act: Common stock, par value $.001

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 9, 2002 was approximately $67,848,993. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

As of December 9, 2002, there were 13,057,313 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed prior to January 28, 2003 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
2002 Annual Report on Form 10-K

PART I

Item 1.   Business

Overview

Innovative Solutions and Support, Inc. (the “Company”, “IS&S” or “We”) was founded in 1988. We design, manufacture and sell flight information computers, electronic displays and advanced monitoring systems to the Department of Defense (“DOD”), government agencies, commercial air transport carriers and corporate/general aviation markets. Our strategy is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the aviation industry. We believe this approach, combined with our industry experience, enables us to develop high-quality avionics products, substantially reduce product time to market and achieve cost advantages over products offered by our competitors.

Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market and also for the Original Equipment Manufacturer (“OEM”) market. Since fiscal 1997, a substantial portion of our revenues have been from the sale of air data systems that bring aircraft into compliance with government regulations, including the reduced vertical separation minimum, or RVSM, requirements that are being phased in by regulatory authorities on certain heavily traveled flight routes. We believe we are currently one of three primary suppliers of RVSM products to the U.S. retrofit market. As a result of our expertise, we were selected as the sole supplier of RVSM systems and components in connection with the United States Air Force’s KC-135 retrofit program, which we believe to be one of the largest U.S. military RVSM retrofit programs to date. During fiscal year 2002, we successfully completed all deliveries, both on time and within budget, on this multi-year procurement.

Advances in technology are making available to pilots increasing amounts of information that enhance both safety and efficiency of flying. However, limited amount of space in the cockpit coupled with inefficiencies associated with currently used displays inhibits display and integration of this information in a user-friendly manner.

During fiscal 2000, we introduced our large flat panel display system, or Cockpit Information Portal (“CIP”), which is the first in a series of new products we intend to develop to enhance management and integration of cockpit information. Our CIP has a large, 15-inch diagonal high-resolution screen, which can integrate and replace virtually all of the space-consuming conventional displays currently used in cockpits. Our CIP is the centerpiece of our cockpit information management system that organizes and displays a multitude of flight information mandated by regulation or that is or will become available to pilots in the future. This information may be generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation, our cabin surveillance and security system or from third-party data and information products, such as a predictive weather information system and airport location awareness programs. In addition, we are in the process of developing technologies relating to other products to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.

Our Industry

A wide range of information, including airspeed, altitude and fuel levels, is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as weather radar and ground terrain maps, are becoming available for display in cockpits. We believe aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in safe and efficient operation of aircraft.

There are three general types of flight data: air data, which includes aircraft speed, altitude and rates of ascent and descent; equipment data, such as fuel and oil quantity and other engine measurements; and alternative source information, which is information not originating on aircraft, including weather radar and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Equipment data are determined by measuring various indices such as temperature, volume and pressure within an aircraft’s engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to aircraft. All types of information are then displayed in the cockpit for reference by pilots.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. Recently, the industry has begun to develop color flat panel displays using liquid crystal displays (“LCD”) to replace some of the traditional analog or digital displays. We expect the ability to display more information in a space-efficient and customized platform will become increasingly important as additional information, such as weather radar and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe flat panel displays, which can integrate and display a “suite” of information, will increasingly replace individual displays as the method of delivering and ordering cockpit information.

Air Data and Reduced Vertical Separation Minimum (RVSM)

Pilots use air data for a number of important purposes, including maintaining safe separation from other aircraft. Until recently, aircraft on a similar flight path at altitudes exceeding 29,000 feet were required to maintain a vertical separation of at least 2,000 feet. As air travel increased over the past decade, U.S. and international aviation organizations sought ways to increase traffic flow on high traffic routes. These organizations developed reduced vertical separation minimums, or RVSM, for adoption on certain highly traveled routes to reduce vertical separation between aircraft from 2,000 feet to 1,000 feet. RVSM increases available flight routes within a vertical airspace, thereby increasing the number of aircraft flying on high traffic routes.

Safe travel on RVSM routes requires an extremely accurate aircraft altimeter, and aircraft flying RVSM routes must have RVSM-certified equipment. RVSM-certified altimeters must be able to measure altitude to within 25 feet at an altitude of 30,000 feet. In contrast, non-RVSM systems need only be accurate within 180 feet at 30,000 feet.

RVSM has been in effect, as part of the international mandate, between 29,000 and 41,000 feet for certain North Atlantic routes since March 1997. Western Atlantic air routes commenced in 2001 and, as of January 2002, RVSM was phased in on certain Trans-Pacific and European air routes. Implementation in the United States and Canada is expected to be complete by December 31, 2004. We believe the U.S. market comprises over half of the total RVSM marketplace.

Flat Panel Displays

Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual digital displays. Within the last five years, color flat panel displays to be used in aircraft cockpits. Flat panel displays are liquid crystal display (“LCD”) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCD’s are also being used for aircraft cabin entertainment and security monitoring.

Engine and Fuel Displays

Equipment data, such as engine and fuel related data, were traditionally displayed on conventional solid-state displays. Equipment data displays fuel and oil levels and provides information on engine activity, including oil and hydraulic pressures, temperature and liquid oxygen levels. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays.

Strategy

Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

•
Maintaining our leadership in air data and RVSM markets. We believe we are one of the largest suppliers of air data and RVSM-compliant products to the U.S. retrofit market. As RVSM routes continue to be phased in over the next two years, we anticipate many aircraft will be retrofitted with RVSM-compliant air data systems. The RVSM retrofit market has a limited number of competitors, and we intend to capitalize on our position as a leading provider of reliable, cost competitive RVSM air data products.

•
Establishing leadership in the flat panel display market. We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe our CIP has significant benefits over flat panel displays currently offered by our competitors, including lower cost, larger size and enhanced viewing area. Accordingly, we believe these advantages will allow us to generate significant revenues from our CIP and gain significant market share.

•
Continuing our engineering and product development successes. We developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control development costs. Our CIP, which we expect will be larger, display more information and cost less than flat panel displays offered by our competitors, is an example of our ability to engineer a superior product through the selective application of non-avionic technology. We currently are developing technologies relating to other products intended to be incorporated with our CIP, such as a heads up display system designed to project critical flight data onto cockpit windshields for easy reference by pilots.

•
Increasing our sales to the commercial air transport and corporate/general aviation markets. While we currently sell our products to commercial and corporate aircraft operators and other retrofitters, our products have been predominantly used in government and military end user markets. We intend to strengthen and diversify our marketing efforts to include all end user markets of the aviation industry, particularly the commercial air transport market, including national and regional carriers and other fleet operators, the corporate/general aviation market, primarily through aircraft modification centers, as well as the OEM market. We began building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the United States military establishment. The results of these efforts will also be influenced by economic factors and other trends affecting the aerospace industry. As a result of disruption of the commercial air travel market caused by recent general economic slowdown and terrorist attacks of September 11, 2001, demand for commercial aerospace products has been reduced.

•
Expanding our international presence. We plan to increase our international sales through expanding sales and marketing personnel and adding foreign offices. As RVSM and flat panel displays become more prevalent throughout the world, we believe European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing demand for RVSM products and flat panel displays. We intend to expand our international sales presence in conjunction with the anticipated introduction of RVSM on other air routes throughout the world.

•
Growth through acquisitions. We intend to pursue acquisitions as a means of growing our business with respect to both information management products and content, and have identified profiles of types of companies we would like to acquire. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

Our Products

Our current line of products includes:

Air Data and RVSM Systems and Components

Our air data and RVSM products calculate and display various measures of air data, such as aircraft speed, altitude and rate of ascent and descent. These systems consist of a number of components, including internally mounted precision pressure sensors, a computer system and cockpit displays. The sensors collect air pressure data from calibrated openings in the aircraft skin. Computers process raw data and convert it, using advanced proprietary algorithms developed by us, into useful information. Cockpit displays convey information to pilots.

Our air data systems are highly accurate with respect to collection and interpretation of raw air pressure data from specifically selected locations on the aircraft. We utilize state-of-the-art, highly sensitive digital sensors capable of gathering the requisite air pressure data. Software in our computer systems incorporates proprietary mathematical algorithms that interpret air data to measure altitude, air speed and vertical speed. Our algorithms account for time, speed and temperature variations as well as the variations inherent in diverse profiles of different types of aircraft so our products continuously provide accurate data over the requisite range of altitudes and atmospheric conditions for the type of aircraft in which the product is installed.

The functionality of our traditional non-RVSM air data systems and our RVSM systems is similar. However, our RVSM systems use advanced sensors to gather air pressure data and customized algorithms interpret the data, allowing the system to more accurately calculate altitude and to qualify for RVSM certification.

We sell individual components as well as partial and complete air data systems. Our components and systems include:

•	digital air data computers, which calculate various air data parameters such as altitude, airspeed, vertical speed, angle of attack and other information derived from the measure of air pressure;

•	integrated air data computers and display units, which calculate and convey air data information;

•	altitude displays, which convey aircraft altitude measurements;

•	airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

•	altitude alerters, which allow the pilot to select a desired cruising altitude that the aircraft will reach and maintain.

Flat Panel Display

We have developed a large, high-resolution flat panel display that can replace virtually all of the conventional analog and digital cockpit displays currently used and can also display additional information not now commonly displayed in the cockpit. Our Cockpit Information Portal (“CIP”) is capable of displaying nearly all types of air data, equipment data, altitude, heading and navigational data as well as alternative source information. As technology and information delivery systems further develop, we expect additional information, such as surface terrain maps, to be commonly displayed in the cockpit. We have designed our CIP to be capable of displaying information generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation and third-party data and information products.

Our CIP can interpret, configure and display data from our own products and other manufacturers’ products. The “open architecture” characteristics of the cockpit instrumentation market enables our CIP products to be adapted to work in most cockpit instrumentation systems. In addition, we designed our CIP to host and integrate a heads up display we are developing to project important flight information onto an aircraft’s cockpit windshield for easy pilot reference.

Our CIP has been demonstrated to pilots and test pilots from major airframe manufacturers, airlines and the United States Government. The reception has been outstanding. The large size allows all flight critical information to be displayed crisply in a non-obstructed presentation not currently available in either Air Transport, Regional or Business Jet aircraft.

Flat panel displays, like other cockpit instrumentation, require Federal Aviation Administration (“FAA”) approval before installation in non-military aircraft. We are in the process of seeking approval of our CIP pursuant to which we will be permitted to install our CIP on certain aircraft.

Engine and Fuel Displays

We develop, manufacture and market engine and fuel displays. Our solid-state multifunction displays convey information with respect to fuel and oil levels as well as engine activity, such as oil and hydraulic pressures, temperature and liquid oxygen levels. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Our displays can be used in conjunction with our own engine and fuel data equipment or that of other manufacturers.

Engine and fuel displays are found in all aircraft and are vital to safe and proper flight of aircraft. In addition, accurate conveyance of engine and fuel information is critical for monitoring engine stress and maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

We believe our engine and fuel displays are extremely reliable, and designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products are installed on the Lockheed Martin C-130H, Boeing DC-9 and DC-10 and U.S. Air Force A-10 aircraft.

Customers

Our customers include, among others, the United States government, DME Inc., Northwest Airlines Corporation, Air Canada, Inc., DHL Airways, Inc., Emery Worldwide Airlines, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell International Corporation, Raytheon, Bombardier Aerospace (the manufacturer of Learjet), Pilatus Aircraft Ltd., Airborne Express and Gulfstream Aerospace Corporation.

Retrofit Market

Historically, the majority of our sales come from the retrofit market. Among other reasons, we pursued the retrofit market because of its continued rapid growth in response to the increasing need to support the world’s aging fleet of aircraft.

Updating an individual aircraft’s existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

•	government and military contractors;

•	aircraft operators; and

•	aircraft modification centers.

Government and Military Contractors. We sell our products directly to the Department of Defense (“DOD”) as well as first tier government contractors for end use on military aircraft retrofit programs. To date, a majority of our sales have been realized in connection with this type of program procurement. DOD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell-Collins, or a direct contract with the appropriate government agency. The majority of our government program sales are to government contractors pursuant to commercial off-the-shelf equipment contracts. As defense spending decreased over the past decade, the government’s desire for cost-effective retrofitting of aircraft led it to increasingly purchase commercial off-the-shelf equipment rather than requiring development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government-related contract includes various federal regulations imposing certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators. We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain the aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, European Air, Midcoast, MK Airlines, DHL, Emery, Airborne Express and Federal Express. We sell these customers a range of products from fuel quantity indicators to RVSM air data systems.

Aircraft Modification Centers. Based on industry data, we believe there are approximately 12,800 private and corporate turbine aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person’s car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our RVSM products. We believe that our RVSM and non-RVSM air data systems and related components are being promoted by aircraft modification centers to update older or outdated air data systems.

We anticipate air data systems retrofitting by aircraft modification centers, and thus the demand for our RVSM products, will increase significantly as RVSM is increasingly phased-in on many of the world’s most popular flight routes. Furthermore, we anticipate that as flat panel displays gain popularity, aircraft modification centers will become significant customers of our flat panel product as aircraft owners seek to upgrade their display systems.

OEM Market

We also market our products to original equipment manufacturers, particularly manufacturers of corporate and private jets as well as military jets. Our customers include Bombardier (the manufacturer of Learjet), Pilatus, Gulfstream, Boeing, Raytheon and Lockheed.

Certain jet manufacturers currently equip their aircraft with traditional non-RVSM air data systems. However, we believe most aircraft manufacturers will begin equipping their aircraft with RVSM-compliant air data systems in anticipation of expected increasing use of RVSM throughout the world. In addition, we expect that as flat panel displays become increasingly popular, OEMs will begin manufacturing an increasing percentage of their aircraft with flat panel displays, either as standard or optional equipment. The OEM market could be impacted as a result of disruption of the commercial air travel market caused by the recent general economic slowdown.

Backlog

As of September 30, 2002, our backlog was $12.7 million, $9.1 million of which we expect will be sold in fiscal year 2003. This backlog and associated fiscal 2003 sales, however, will likely be reduced by $3.7 million in the first quarter of fiscal 2003. A company that was under contract to do this business with us is expected to default and cancel the remaining rvsm systems scheduled for delivery in fiscal 2003. There are no outstanding accounts receivable with this customer. Our backlog as of September 30, 2001 was $12.8 million. Our backlog consists solely of orders believed to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

Sales and Marketing

We have generally focused our sales efforts on government and military entities and contractors, aircraft operators and OEMs, and more recently on aircraft modification centers. We recently increased our sales efforts with respect to commercial and corporate aviation markets in the future. To date, we have made substantial use of third-party sales representatives. We compensate these third-party sales representatives through commissions.

We believe our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we implemented a 24-hour hotline that customers can call with respect to product repair or upgrade concerns. We employ five field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request that the customer return the product to us for repairs or upgrades at our facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround repair times average 15 days and turnaround upgrade times average 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

In connection with our customer service program, we typically provide our customers with a two-year warranty on new products. We also offer our customers extended warranties of varying terms for additional fees.

Government Regulation

Manufacture and installation of our products in aircraft owned and operated in the United States is governed by U.S. Federal Aviation Administration (“FAA”) regulations. The most significant of these regulations focus on Technical Standard Order (“TSO”) and Type Certificate (“TC”) or Supplemental Type Certificate (“STC”) certifications. The FAA recommends that avionics products be TSO-certified. A TSO sets forth minimum general standards that a certain type of equipment should meet. TSO certification is a declaration by the FAA that a product meets such consensus standards and guidelines and that it is certified for use in an aircraft. For example, all altimeters, including RVSM and non-RVSM versions, have the same TSO, which sets forth the various general requirements that an altimeter must meet to be TSO-certified, such as life cycle, software, environmental and other standards. Retrofitters and OEMs prefer avionic products that carry a TSO certification because they act as an industry-wide stamp of approval and facilitate the TC/STC approval process, described below. The TSO certification process typically takes two to three months and consists of product and software testing and environmental simulation.

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

Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the Joint Aviation Authorities (“JAA”), the European counterpart of the FAA, or another appropriate governmental agency. Currently, 18 European countries are members of the JAA. JAA certification requirements for manufacturing and installation of our products in European-owned aircraft mirror FAA regulations. Much like the FAA certification process, the JAA established a process for granting TSOs, TCs and STCs. Certification by the JAA or other appropriate governmental agencies is generally granted upon demonstration that the equipment is accurate and able to maintain certain levels of repeatability over time.

In addition to product-related regulations, we are also subject to government procurement regulations with respect to sales of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, pursuant to such regulations, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Manufacturing, Assembly and Materials Acquisition

Our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a finished system. We believe this method allows us to achieve relatively flexible manufacturing capacity while lowering overhead expenses. We generally purchase components for our products from third-party vendors and assemble them in a clean room environment to reduce impurities and improve the performance of our products. Many components we purchase are standard products, although certain parts are made to our specifications.

When appropriate, we enter into long-term supply agreements and use our relationships with long-term suppliers to improve product quality and availability and to reduce delivery times and product costs. In addition, we are continually identifying alternative suppliers for important component parts. Using component parts from new suppliers in our products generally requires FAA certification of the entire finished product if the newly sourced component varies significantly from our original drawings and specifications. To date, we have not experienced any significant delays in delivery of our products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

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

In addition, we are ISO 9001 certified. ISO 9001 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards set forth the requirements a company’s quality systems must meet to achieve a high standard of quality. As an ISO 9001-certified manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and our quality control processes.

Our Competition

The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than we do. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell-Collins, Inc., Meggitt Avionics Inc. and Smiths PLC. Of these competitors, only Honeywell, Rockwell Collins and Smiths currently manufacture products that compete with our RVSM products. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell-Collins Inc., Meggitt and Smiths. However, because the flat panel display industry is a new and evolving market, as demand for flat panel displays increases, we may face competition from additional companies.

We believe that the principal competitive factors in markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology, reliability and breadth of product line. We believe our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

We rely on patents to protect our proprietary technology. We currently hold seven U.S. patents and have thirteen U.S. patent applications pending relating to our technology. In addition, we have six international patents and thirteen international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe these patents have significant value in protecting our technology, we also believe the innovative skill, technical expertise and the know-how of our personnel in applying technology reflected in our patents would be difficult, costly and time consuming to reproduce.

While there are no pending lawsuits against us regarding infringement of any patents or other intellectual property rights, we cannot be certain that such infringement claims will not be asserted against us in the future.

Our Employees

On September 30, 2002, we had 110 employees, 48 of whom were in our manufacturing and assembly operations, 28 in research and development, 11 in quality, customer service and field support, 11 in sales and 12 in general administrative and corporate positions.

Our future success depends on our ability to attract, train and retain highly qualified personnel. We plan to hire additional personnel, including, sales and marketing personnel, during the next twelve months. Competition for such qualified personnel is intense and we may not be able to attract, train and retain highly qualified personnel in the future.

None of our employees are represented by a labor union.

Executive Officers of the Registrant

Following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	60	Chairman of the Board and Chief Executive Officer
James J. Reilly	62	Chief Financial Officer
Roger E. Mitchell	48	Vice President of Operations

Geoffrey S. M. Hedrick has been our Chief Executive Officer since he founded IS&S in February 1988 and our Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

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

Item 2. Properties.

In fiscal 2001 we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park located in Exton, Pennsylvania, a suburb of Philadelphia. There we constructed a 44,800 square foot design, manufacturing and office facility. Land development approval allows for expansion of up to 20,400 additional square feet. This would provide for a 65,200 square foot facility. Construction was funded with a Chester County Industrial Revenue Bond. The building serves as security for the Industrial Revenue Bond.

Item 3. Legal Proceedings.

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any current legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISSC” since our initial public offering on August 4, 2000. Following are the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2002		Fiscal 2001
Period	High	Low	High	Low
First Quarter	$9.00	$4.26	$20.00	$12.50
Second Quarter	$10.93	$5.12	$17.88	$10.50
Third Quarter	$10.70	$7.05	$14.95	$11.45
Fourth Quarter	$8.31	$6.04	$15.29	$6.83

On December 2, 2002, there were 49 holders of record of the shares of outstanding common stock.

We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

The Company issued 340,380 and 10,963 shares of common stock in fiscal year 2001 and 2002 upon exercise of employee stock options pursuant to Rule 701 under the Securities Act of 1933.

Equity Compensation Plan Information

Following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of December 2, 2002, including the 1998 Stock Option Plan and the 1988 Stock Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	747,558	$7.41	602,779
Equity compensation plans not approved by security holders	—	$—	—

Total	747,558	$7.41	602,779

Each non-employee director who serves on the Board at the beginning of each fiscal year is entitled to receive shares of common stock with a fair market value of $25,000, determined as of the first day of such fiscal year. The shares vest quarterly during the fiscal year, provided that the director is still serving on the board on the date the shares are scheduled to vest. Each of our 6 non-employee directors received a grant of 3,496 shares of restricted stock on October 1, 2002. The restricted stock grants to the non-employee directors are not pursuant to the stock option plan and have not been submitted to, and are not required to be submitted to stockholders for approval.

Item 6.   Selected Financial Data.

You should read the data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere herein.

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Net Sales	$14,682,313	$22,487,882	$33,273,890	$34,384,562	$28,345,620
Cost of sales	8,480,549	10,570,009	14,819,043	14,477,868	11,290,085

Gross profit	6,201,764	11,917,873	18,454,847	19,906,694	17,055,535
Research and development	1,554,564	1,915,634	3,274,708	4,371,570	4,755,422
Selling, general and administrative	2,492,509	3,333,977	4,951,732	5,777,929	5,732,886

Total operating expenses	4,047,073	5,249,611	8,226,440	10,149,499	10,488,308
Operating income	2,154,691	6,668,262	10,228,407	9,757,195	6,567,227
Interest (income) expense, net	224,121	(30,137)	(564,555)	(2,196,401)	(722,850)

Income before income taxes	1,930,570	6,698,399	10,792,962	11,953,596	7,290,077
Income tax (expense) benefit, net	2,013,802	(2,517,764)	(4,043,405)	(4,422,831)	(1,879,799)

Net income	$3,944,372	$4,180,635	$6,749,557	$7,530,765	$5,410,278

Net income per common share:
Basic	$0.59	$0.62	$0.86	$0.59	$0.42
Diluted	$0.46	$0.45	$0.66	$0.57	$0.41
Weighted average shares outstanding:
Basic	6,670,134	6,746,976	7,893,630	12,731,395	12,830,894
Diluted	8,611,487	9,204,344	10,231,931	13,284,484	13,069,387

	September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash and cash equivalents	$102,150	$4,638,607	$38,657,433	$42,769,837	$52,245,754
Working capital	3,387,163	8,557,052	50,944,599	56,254,288	59,158,307
Total assets	9,029,168	12,612,189	60,746,527	68,051,426	72,616,685
Debt and capital lease obligations, less current portion	46,379	45,764	4,265,447	4,252,635	4,235,000
Total shareholders’ equity	4,564,637	8,935,272	50,822,496	60,378,704	64,726,210

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, and similar expressions, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate. Those statements in this Annual Report on Form 10-K are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results are discussed under “Risk Factors”. We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview

Innovative Solutions and Support was founded in 1988. We design, develop, manufacture and market flight information computers, electronic displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation (RVSM), airspeed and altitude as well as engine and fuel data measurements.

Our net sales are derived from sales of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (“OEMs”). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily have sold our products to commercial customers for end use in government and military programs. These sales to commercial contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

We record net sales when our products are shipped. Since fiscal year 1998, the majority of our sales have come from sales of RVSM-compliant air data systems. This included significant sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We were sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covered approximately 600 KC-135 aircraft. As of September 30, 2002, we completed deliveries on this retrofit program. Net sales under the KC-135 retrofit program represented 44%, 64% and 36% of our net sales in fiscal 2000, 2001 and 2002, respectively.

We are marketing our flat panel display system, or Cockpit Information Portal (“CIP”), and are in the process of obtaining required certifications. We expect to receive net sales from our flat panel display during fiscal 2003.

Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments as well as warranty costs.

We intend to continue investing in development of new products that complement our current product offerings and will expense associated research and development costs as they are incurred.

Our selling, general and administrative expenses consist of sales, marketing, business development, professional services and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting and other general corporate expenses.

Results of Operations

Fiscal year ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001.

Net Sales. Net sales decreased $6.0 million or 17.6% to $28.3 million in fiscal year ended September 30, 2002 from $34.4 million in fiscal year ended September 30, 2001. The decrease was primarily attributable to reduced shipments on the KC-135 program as a result of completing all required deliveries in the first half of fiscal 2002. Sales on this program totaled $10.3 million in fiscal year 2002 and $22.2 million in fiscal year 2001. This represented a decline in year over year sales of $11.9 million. Approximately one-half of this decline was offset with new customer sales. The decline in revenue can also be attributed to disruption of the commercial air traffic market caused by the recent general economic slowdown and terrorist attacks of September 11, 2001. As a result, demand for certain commercial aerospace products has been reduced.

Cost of Sales. Cost of sales decreased $3.2 million or 22.0% to $11.3 million, or 39.8% of net sales, in fiscal 2002 from $14.5 million, or 42.1% of net sales, in fiscal 2001. The decline in the dollar amount was essentially due to lower sales and the decline as a percent of net sales was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

Research and development. Research and development expenses increased $0.4 million, or 8.8%, to $4.8 million, or 16.8% of net sales, in fiscal 2002 from $4.4 million, or 12.7% of net sales, in fiscal 2001. The increase in both dollar amount and percent of sales was due to expensing $0.7 million of certification cost in fiscal year 2002 that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing this change at this time. Research and development spending in fiscal year 2002, excluding the $0.7 million, declined by $0.3 million or 7.2% and amounted to $4.0 million or 14.3% of net sales. The decrease in dollars was due to lower contract labor cost on selected development programs. The increase as a percent of sales was due to lower sales on a year over year basis.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.1 million, less than 1%, to $5.7 million, or 20.2% of net sales, in fiscal 2002 from $5.8 million, or 16.8% of net sales, in fiscal 2001. This spending level reflects our effort to control costs. The increase as a percent of sales was due to a sales decline in fiscal 2002.

Interest (income) expense, net. Net interest income decreased $1.5 million to $0.7 million in fiscal 2002 as compared to net interest income of $2.2 million in fiscal 2001. Net interest income for fiscal 2002 was substantially lower because of lower interest rates in that year.

Income tax. Income tax expense was $1.9 million in fiscal 2002 compared to $4.4 million in fiscal 2001. The $2.5 million income tax decrease was the result of three factors: reduced profit before tax yielded a $1.7 million income tax reduction, recording a $0.7 million research and development tax credit reduced taxes by a like amount and a reduction in the effective state tax rate from 3% to 1.3% contributed $0.1 million of the reduction.

Net income. As a result of the factors described above, net income declined $2.1 million, or 28.2%, to $5.4 million, or 19.1% of net sales, in fiscal 2002 from $7.5 million, or 21.9% of net sales, in fiscal 2001. On a fully diluted basis, earnings per share (“EPS”) decreased $0.16, or 28.1%, to $0.41 during fiscal 2002 from $0.57 in fiscal 2001.

Fiscal year ended September 30, 2001 compared to Fiscal Year Ended September 30, 2000.

Net Sales.  Net sales increased $1.1 million, or 3.3%, to $34.4 million in fiscal year ended September 30, 2001 from $33.3 million in the prior fiscal year. The increase was primarily attributable to RVSM product shipments for the KC-135 program, which was partially offset by decreases in net sales to other RVSM customers. We recognized $22.2 million in revenue related to the KC-135 program in fiscal 2001 and $14.7 million in fiscal 2000.

Cost of Sales.  Cost of sales decreased $0.3 million or 2.3% to $14.5 million, or 42.1% of net sales, in fiscal 2001 from $14.8 million, or 44.5% of net sales, in fiscal 2000. The decline in both dollar amount and percent of net sales was primarily related to cost containment resulting from our Six Sigma program, a process evaluation program designed to increase efficiency.

Research and development.  Research and development expenses increased $1.1 million, or 33.5%, to $4.4 million, or 12.7% of net sales, in fiscal 2001 from $3.3 million, or 9.8% of net sales, in fiscal 2000. The increase in both dollar amount and as a percent of revenue was primarily due to engineering efforts related to introduction of new products, including our flat panel display, cockpit security, an enhanced analog interface unit and ongoing enhancements and improvements to existing products.

Selling, general and administrative.  Selling, general and administrative expenses increased $0.8 million, or 16.7%, to $5.8 million, or 16.8% of net sales, in fiscal 2001 from $5.0 million, or 14.9% of net sales, in fiscal 2000. The increase in both spending and percent to sales ratio reflect our investment in personnel and infrastructure to support continued growth.

Interest (income) expense, net.  Net interest income increased $1.6 million to $2.2 million in fiscal 2001 compared to net interest income of $0.6 million in fiscal 2000. Net interest income for fiscal 2001 was due to substantially higher average cash balances during the period resulting mainly from the proceeds of our initial public offering in August 2000.

Income tax.  Income tax expense was $4.4 million in fiscal 2001 compared to $4.0 million in fiscal 2000. The increased amount was the result of higher income before tax partially offset with a 0.5% reduction in the effective tax rate from 37.5% to 37.0%.

Net income.  As a result of the factors described above, net income increased $0.8 million, or 11.6%, to $7.5 million, or 21.9 % of net sales, in fiscal 2001 from $6.7 million, or 20.3% of net sales, in fiscal 2000. On a fully diluted basis, earnings per share (“EPS”) decreased $0.09, or 13.6%, to $0.57 in fiscal 2001 from $0.66 in fiscal 2000. While net income increased in absolute dollars by 11.6%, EPS declined by 13.6% as a result of the average dilutive impact of additional shares associated with the Company’s initial public offering (“IPO”) of 3,450,000 shares in August 2000.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows from operations, proceeds from our initial public offerings and borrowings. We require cash principally to finance inventory, payroll and accounts receivable.

Our cash flow provided from operating activities was $13.3 million in fiscal 2002 compared to $3.6 million in fiscal 2001. The increase in year over year cash flow was primarily the result of improvements in inventory, accounts receivable, accounts payable and accrued expenses, partially offset by lower net income.

Cash flow provided by operating activities was $3.6 million in fiscal 2001 compared to $2.5 million provided in 2000. The increase in year over year cash flow was mainly due to improved accounts receivable collections and certain tax benefits, partially offset by increased inventory, prepaid expenses and accounts payable.

Cash used in investing activities was $2.6 million in fiscal 2002 compared to $0.7 million in fiscal 2001. The increase in investing activities was principally related to changes in restricted cash associated with the industrial development bond that financed, in part, our new building. Actual purchases of property, plant and equipment declined on a year over year basis.

Cash used in investing activities was $0.7 million in fiscal 2001 compared to $7.9 million in fiscal 2000. The year over year decrease in investing activities primarily relates to changes in restricted cash associated with the industrial development bond that partially financed, in part, our new building.

Cash flow used in financing activities amounted to $1.2 million in fiscal 2002 as compared to $1.2 million provided in fiscal 2001. Financing activities in fiscal 2002 relate to the open market re-purchase of 250,000 shares of our stock at $5.00 per share. Stock re-purchased is treated as Treasury Stock. Financing activities associated with exercise of stock options and warrants provided $1.2 million in 2001.

Cash provided by financing activities in fiscal 2001 was $1.2 million as compared to cash provided of $39.5 million in 2000. The decline in cash provided was a direct result of the Company receiving $34.1 million in proceeds as a result of our IPO in August 2000 coupled with borrowing $4.3 million of Industrial Development Bonds (“IDB”) to fund our new building in 2000.

We allowed our credit facility to lapse in August 2000 as a result of the large cash inflow from the net proceeds of our IPO. We are in discussions with a number of financial institutions regarding establishment of a new credit facility.

To accommodate future growth we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania. There we constructed a 44,800 square foot facility expandable to 65,200 square feet. The land and building cost approximate $6.5 million of which, $4.3 million was funded through an Industrial Development Bond (“IDB”) and the remainder from cash from operations.

Future capital requirements will depend on numerous factors, including market acceptance of our products, timing and rate of expansion of our business, acquisitions and other factors. We experienced increases in expenditures since our inception consistent with growth in operations, personnel, and product line and we anticipate expenditures will continue to increase in the foreseeable future. We believe cash and cash equivalents, together with net proceeds from any new credit facility we may enter, will provide sufficient capital to fund operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on Loan from Chester County Industrial Dev. Auth.	$1,042,574	$80,198	$160,395	$160,395	$641,586
Principle on Chester County Industrial loan	$4,335,000	$100,000	$—	$—	$4,235,000
Capital Lease Obligations	$17,111	$17,111	$—	$—	$—
Unconditional Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Obligations	$—	$—	$—	$—	$—

Total Contractual Cash Obligations	$5,394,685	$197,309	$160,395	$160,395	$4,876,586

Note: Interest on the Industrial Development Bond assumes the current rate of 1.85%.

Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Guarantees	$—	$—	$—	$—	$—
Standby Repurchase Obligations	$—	$—	$—	$—	$—
Other Commercial Commitments	$—	$—	$—	$—	$—

Total Commercial Commitments	$—	$—	$—	$—	$—

Inflation

We do not believe inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.

Significant Accounting Policies

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

We maintain an allowance for doubtful accounts for customer returns and for estimated losses resulting from the inability of customers to make required payments. These allowances are determined by analyzing historical data and trends. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operations could be adversely affected.

Inventories are written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We offer warranties of varying time periods on some products. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims for products shipped or sold using historical data on products sold as of the balance sheet date. Warranty cost is affected by the length of the warranty, the product’s failure rates and the customer’s usage. If actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected.

New accounting pronouncement

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Management does not believe adoption of SFAS No. 141 and 142 will have a material impact on its results of operations.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe adoption of SFAS No. 143 will have a material impact on its results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superseded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe adoption of SFAS No. 144 will have a material impact on its results of operations.

In May 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Company beginning in 2003. The Company does not expect adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS

No. 146 nullifies the guidance provided in Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

Business Segments

The Company operates in one principal business segment which designs, manufactures and sells flight information computers, electronic displays and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States.

Risk Factors

Risks Related to Our Business

Most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

During fiscal 2001 and 2002, we derived 99% and 91%, respectively, of our revenues from the sale of air data systems and related products. We expect revenues from air data products will continue to account for a significant portion of revenues in the future. Accordingly, our revenues will decrease if such products do not continue to receive market acceptance or if existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing air data products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

We currently have a limited number of customers using our products, primarily for government-related contracts, making us reliant on these customers and government needs.

A substantial portion of sales have been, and we expect will continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 80%, 80% and 56%, respectively, of our revenues during fiscal 2000, 2001 and 2002. Accordingly, our revenues could decline as a result of government spending cuts and general budgetary constraints.

In addition, our revenues are concentrated with a limited number of government contractors, fleet operators and aircraft manufacturers. We derived 61% of our revenues during 2002 from five customers, DME, Inc., US Navy, Raytheon, Rockwell-Collins and First Air and 71% of our revenues during 2001 from three customers, DME Inc., Bombardier, and Garrett. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations. During fiscal 2001 and 2002, 64% and 36% of our revenues resulted from sales in connection with the United States Air Force KC-135 retrofit program in which we are a supplier of certain avionics products. This program was completed in fiscal 2002 and, with the exception of spare parts and repairs, no additional sales are expected in future periods.

The growth of our customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

A substantial majority of our revenues comes from sales of air data systems and related products,however, we expect to spend a large portion of research and development efforts in developing and marketing our large flat panel display systems (CIP) and complementary products. Our ability to grow and diversify our operations through introduction and sale of new products, such as large flat panel displays, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

We rely on third party suppliers for components of our air data systems products and any interruption in the supply of these components could hinder our ability to deliver our products.

Our manufacturing process consists primarily of assembling components purchased from our supply chain. These suppliers may not continue to be available to us. If we are unable to maintain relationships with key third party suppliers, development and distribution of our products could be delayed until equivalent components can be obtained and integrated into our products. In addition, substitution of certain components from other manufacturers may require FAA or other approval, which could delay our ability to ship products. As a result of these uncertainties, we invested in surface mount technology in fiscal 2001 that will lessen our dependence on outside suppliers for these critical components.

Our government retrofit projects are generally pursuant to either a direct contract with a government agency or a subcontract with a general contractor to a government agency. Each contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for items delivered and reimbursement for allowable costs we have incurred. Most of our backlog is from government-related contracts. Accordingly, because these contracts can be terminated, we cannot assure you that our backlog will result in sales.

We depend on key personnel to manage our business effectively, and if we are unable to retain key employees, our ability to compete could be harmed.

Our success depends on the efforts, abilities and expertise of our senior management and other key personnel, including in particular our Chairman and Chief Executive Officer, Geoffrey S. M. Hedrick. We generally do not have employment agreements with our employees. There can be no assurance that we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. Competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel.

Our future success will depend in part on our ability to implement and improve operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot assure you that our current and planned personnel levels, systems, procedures and controls will be adequate to support future operations. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or enhance relationships with existing customers.

Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	demand for our products;

•	timing of the introduction of RVSM requirements on various flight routes;

•	capital expenditure budgets of aircraft owners and operators and the U. S. government appropriation cycles;

•	changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

•	delays in introducing or obtaining government approval for new products;

•	new product introductions by competitors;

•	changes in pricing policies or those of our competitors;

•	costs related to possible acquisitions of technologies or businesses; and

•	our inability to replace the KC-135 RVSM contract.

We plan to increase operating expenses to expand our sales and marketing operations and fund greater levels of product development. As a result, a delay in generating revenues could cause significant variations in operating results from quarter to quarter.

Our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully.

The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell-Collins Inc., Smiths Industries plc and Meggitt Avionics Inc. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in our acquisition strategy, such as diversion of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by our existing operations or otherwise perform as expected.

Our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

Our success and ability to compete will depend in part on our ability to obtain and maintain patent or other protection for our technology and products, both in the United States and abroad. In addition, we must operate without infringing on the proprietary rights of others.

We currently hold seven U.S. patents and have thirteen U.S. patent applications pending. In addition, we have six international patents and seven international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

Risks Related to Our Industry

If we are unable to respond to rapid technological change, our products could become obsolete and our reputation could suffer. Future generations of air data systems, engine and fuel displays and flat panel displays embodying new technologies or new industry standards could render our products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences and evolving industry standards. Our future success will depend on our ability to:

•	adapt to rapidly changing technologies;

•	adapt our products to evolving industry standards; and

•	develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

Our future success will also depend on developing high quality, cost-effective products and enhancements to products that satisfy the needs of customers and on introducing these new technologies to the marketplace in a timely manner. If we fail to modify or improve products in response to evolving industry standards, our products could rapidly become obsolete.

A substantial percentage of our revenue is derived from the aviation industry. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry. As a result of the disruption to the commercial air travel market caused by the recent general economic slowdown, terrorist attacks of September 11,2001, demand for certain commercial aerospace products and services has been reduced. This lower demand has had a negative impact on our business. These or other events may lead to further declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

Our products are currently subject to direct regulation by the U.S. Federal Aviation Administration (“FAA”), its European counterpart, the Joint Aviation Authorities (“JAA”), and other comparable organizations. Our products must be approved by the FAA, JAA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and the JAA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the JAA or other appropriate organizations to have them certified for installation outside the United States.

Significant delay in receiving certification of newly developed products or enhancements to our products or losing certification for our existing products could result in lost sales or delays in sales. Furthermore, adoption of additional regulations or product standards, as well as changes to existing product standards, could require us to change our products and underlying technology. Some products from which we expect to generate significant future revenues, including our CIP, have not received regulatory approval. We cannot assure you that we will receive regulatory approval on a timely basis or at all. For a more detailed description, see “Business—Government Regulation.”

Because our products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could seriously harm our reputation for quality assurance and our business.

Our products use complex system designs and components that may contain errors, omissions or defects, particularly when we incorporate new technologies into products or we release new versions or enhancements of products. Despite our quality assurance process, errors, omissions or defects could occur in our current products, in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to redesign or recall those products or pay damages. Such an event could result in the following:

•	delay or loss of revenues;

•	cancellation of customer contracts;

•	diversion of development resources;

•	damage to our reputation;

•	increased service and warranty costs; or

•	litigation costs.

Although we currently carry product liability insurance, this insurance may not be adequate to cover our losses in the event of a product liability claim. Moreover, we may not be able to maintain such insurance in the future.

We face risks associated with international operations that could cause our financial results to suffer or make it difficult to market our products outside the United States.

We expect to derive an increasing amount of revenues from sales outside the United States, particularly in Europe. We have limited experience in marketing and distributing our products internationally. In addition, there are certain risks inherent in doing business on an international basis, such as:

•	differing regulatory requirements for products being installed in aircraft;

•	legal uncertainty regarding liability;

•	tariffs, trade barriers and other regulatory barriers;

•	political and economic instability;

•	changes in diplomatic and trade relationships;

•	potentially adverse tax consequences;

•	the impact of recessions in economies outside the United States; and

•	variance and unexpected changes in local laws and regulations.

Currently, all of our international sales are denominated in U.S. dollars. An increase in the value of the dollar compared to other currencies could make our products less competitive in foreign markets. In the future, we may conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our operating results.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company’s cash equivalents consist of funds invested in money market accounts, bearing interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day tax-exempt commercial paper. As the interest rates are variable, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond, would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

I tem 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 14 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2002, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of September 30, 2001 and for the years ended September 30, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 24, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/	DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
November 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Innovative Solutions and Support, Inc.:

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
October 24, 2001

Note: The report above is a copy of the previously issued report and the predecessor auditor has not reissued the report.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	September 30, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$42,769,837	$52,245,754
Cash restricted for capital expenditures	317,465	—
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2001 and 2002	8,330,126	5,300,421
Inventories	5,701,673	3,352,649
Deferred income taxes	652,535	650,384
Prepaid expenses	1,386,270	655,869

Total current assets	59,157,906	62,205,077

Property and Equipment:
Computers and test equipment	2,899,744	3,261,588
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	422,288	517,129
Leasehold improvements	54,299	—
Construction in progress	2,928,053	—
Manufacturing facility	—	5,368,690
Land	1,021,245	1,021,245

	10,323,790	13,166,813
Less—Accumulated depreciation and amortization	(2,238,916)	(3,021,918)

Net property and equipment	8,084,874	10,144,895

Deposits and Other Assets	808,646	266,713

Total Assets	$68,051,426	$72,616,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	15,696	17,111
Accounts payable	473,785	246,814
Accrued expenses	2,168,066	2,544,909
Deferred revenue	146,071	137,936

Total current liabilities	2,903,618	3,046,770

Note Payable	4,235,000	4,235,000

Capitalized Lease Obligations	17,635	—

Deferred Revenue	473,349	402,877

Deferred Income Taxes	43,120	205,828

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized—Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2000 and 2001	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 13,023,629 and 13,052,069 shares issued and outstanding at September 30, 2001 and 2002, respectively	13,024	13,052
Additional paid-in capital	45,906,405	46,093,605
Retained earnings	14,459,275	19,869,553
Treasury stock, at cost, 250,000 shares	—	(1,250,000)

Total shareholders’ equity	60,378,704	64,726,210

Total Liabilities and Shareholders’ equity	$68,051,426	$72,616,685

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2000	2001	2002
Net Sales (includes related party amounts of $88,566 in 2000)	$33,273,890	$34,384,562	$28,345,620
Cost of Sales (includes related party amounts of $39,444 in 2000)	14,819,043	14,477,868	11,290,085

Gross profit	18,454,847	19,906,694	17,055,535

Operating Expenses:
Research and development	3,274,708	4,371,570	4,755,422
Selling, general and administrative	4,951,732	5,777,929	5,732,886

	8,226,440	10,149,499	10,488,308

Operating income	10,228,407	9,757,195	6,567,227
Interest Income	(599,277)	(2,196,401)	(855,995)
Interest Expense	34,722	—	133,145

Income before income taxes	10,792,962	11,953,596	7,290,077
Income Taxes	(4,043,405)	(4,422,831)	(1,879,799)

Net Income	$6,749,557	$7,530,765	$5,410,278

Net Income Per Common Share:
Basic	$0.86	$0.59	$0.42

Diluted	$0.66	$0.57	$0.41

Weighted Average Shares Outstanding:
Basic	7,893,630	12,731,395	12,830,894

Diluted	10,231,931	13,284,484	13,069,387

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
BALANCE, SEPTEMBER 30, 1999	$177	$6,766	$8,749,376	$178,953	$—	$8,935,272
Exercise of warrants to purchase Common stock	—	425	1,034,008	—	—	1,034,433
Exercise of options to purchase Common stock	—	11	11,989	—	—	12,000
Initial public offering of Common stock, net	—	3,450	34,087,784	—	—	34,091,234
Conversion of preferred stock to Common stock in connection with initial public offering	(177)	1,942	(1,765)	—	—	—
Net income	—	—	—	6,749,557	—	6,749,557

BALANCE, SEPTEMBER 30, 2000	$—	12,594	$43,881,392	$6,928,510	$—	$50,822,496
Exercise of warrants to purchase Common stock	—	84	209,499	—	—	209,583
Exercise of options to purchase Common stock	—	340	1,034,848	—	—	1,035,188
Issuance of stock to directors	—	6	90,096	—	—	90,102
Tax benefit from exercise of stock options	—	—	690,570	—	—	690,570
Net income	—	—	—	7,530,765	—	7,530,765

BALANCE, SEPTEMBER 30, 2001	$—	$13,024	$45,906,405	$14,459,275	$—	$60,378,704
Exercise of options to purchase Common stock	—	11	23,992	—	—	24,003
Issuance of stock to directors	—	17	163,208	—	—	163,225
Purchase of treasury stock	—	—	—	—	(1,250,000)	(1,250,000)
Net income	—	—	—	5,410,278	—	5,410,278

BALANCE, SEPTEMBER 30, 2002	$—	$13,052	$46,093,605	$19,869,553	$(1,250,000)	$64,726,210

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2000	2001	2002
Cash Flows From Operating Activities:
Net income	$6,749,557	$7,530,765	$5,410,278
Adjustment to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	391,257	554,943	860,943
Loss on disposal of fixed assets	—	—	52,779
Write off of capitalized certification costs	—	—	711,195
Excess and obsolete inventory expense	318,421	200,000	—
Disposal of obsolete inventory	—	(25,965)	—
Bad debt expense	75,000	25,000	—
Deferred income taxes	(440,816)	58,943	164,859
Compensation expense for stock issued to directors	—	120,500	156,330
Compensation expense for common stock options	—	—	—
Tax benefit from exercise of stock options	—	690,570	—
(Increase) decrease in—
Accounts receivable	(5,055,533)	39,178	3,029,705
Inventories	(1,086,792)	(1,610,564)	2,349,024
Prepaid expenses and other	(406,127)	(1,698,483)	535,139
Increase (decrease) in—
Accounts payable	967,996	(1,382,263)	(226,970)
Accrued expenses	1,579,804	(827,279)	383,738
Deferred revenue	(616,332)	(98,375)	(78,608)

Net cash provided by operating activities	2,476,435	3,576,970	13,348,412

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,769,233)	(4,516,651)	(2,947,743)
Change in restricted cash	(4,141,689)	3,824,224	317,465

Net cash used in investing activities	(7,910,922)	(692,427)	(2,630,278)

Cash Flows From Financing Activities:
Proceeds from the sale of stock, net	34,091,234	—	—
Proceeds from exercise of stock options	12,000	1,035,188	24,003
Proceeds from exercise of warrants	1,034,433	209,583	—
Proceeds from issuance of notes	4,335,000	—	—
Purchase of treasury stock	—	—	(1,250,000)
Repayments of capitalized lease obligations	(19,354)	(16,910)	(16,220)

Net cash provided by (used in) financing activities	39,453,313	1,227,861	(1,242,217)

Net Increase In Cash And Cash Equivalents	34,018,826	4,112,404	9,475,917
Cash And Cash Equivalents, Beginning Of Year	4,638,607	38,657,433	42,769,837

Cash And Cash Equivalents, End Of Year	$38,657,433	$42,769,837	$52,245,754

Supplemental Cash Flow Information:
Cash paid for—
Interest	$34,722	$219,782	$73,838

Income taxes	$3,910,000	$5,512,000	$1,598,192

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems to the military and government, commercial air transport and corporate aviation markets.

The Company completed an initial public offering of Common stock in August 2000. Upon the closing of the offering, the outstanding shares of Series A Preferred stock were converted into 1,941,353 shares of Common stock.

2. Concentrations:

Major Customers and Products

In fiscal 2000, the Company derived 62% of net sales from two customers. In fiscal 2001, the Company derived 71% of net sales from three customers. In fiscal 2002, the Company derived 61% of net sales from five customers. The accounts receivable related to these five customers was $1.9 million at September 30, 2002. One customer accounted for 64% of net sales in 2001 and 36% of net sales in 2002. The Company’s supply arrangement with this customer was completed in 2002 and, with the exception of spare parts and repairs, no additional sales are expected. There were no outstanding accounts receivable with this customer at September 30, 2002.

In addition, sales of air data and RVSM systems and components were 99%, 99% and 91% of total net sales for the years ended September 30, 2000, 2001 and 2002, respectively. Sales of engine and fuel displays were 1%, 1% and 9% of total net sales for the years ended September 30, 2000, 2001 and 2002, respectively. A substantial portion of the Company’s sales have been and are expected to continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and agencies accounted for approximately 80%, 80% and 56%, respectively, of the Company’s net sales during fiscal 2000, 2001 and 2002.

Major Suppliers

The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of the particular components, management believes that other suppliers could provide similar components on comparable terms.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivables. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base principally consists of companies within the aviation industry. The Company routinely requests advance payments and or letters of credit from new customers.

The Company also maintains a reserve for doubtful accounts in the amount of $100,000 and has had no write-offs of accounts receivable in fiscal 2001 or 2002.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Summary Of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

Use of Estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2001 and 2002 consist of funds invested in money market accounts with financial institutions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2001	2002
Raw materials	$3,577,179	$1,981,989
Work-in-process	1,578,115	836,017
Finished goods	546,379	534,643

	$5,701,673	$3,352,649

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which is depreciated using a straight line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the asset’s life are charged to expense as incurred. Depreciation expense was $391,257, $554,943 and $834,934 for fiscal years ending 2000, 2001 and 2002.

Long-Lived Assets

The Company evaluates the value of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No.121 requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If changes in circumstances indicate the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from use of the asset and its disposition must be estimated. If the undiscounted value of future cash flows is less than the carrying amount of the asset, then impairment is recognized. No material impairments have been recognized for the periods presented.

Revenue Recognition

Sales are recognized upon shipment of product. The Company also began to offer its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (see Note 6).

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

Comprehensive Income

Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company would be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied.

New accounting pronouncement

In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Management does not believe adoption of SFAS No. 141 and 142 will have a material impact on its results of operations.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe adoption of SFAS No. 143 will have a material impact on its results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superseded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe adoption of SFAS No. 144 will have a material impact on its results of operations.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for all financial statements issued by the Company beginning in 2003. The Company does not expect adoption of SFAS No. 145 to have a material effect on its consolidated financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material effect on its consolidated financial position or results of operations.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Net Income Per Share:

Net income per share is calculated pursuant to SFAS No. 128, “Earnings per Share” (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted-average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

Under SFAS No. 128, the Company’s granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

	For the Fiscal Year Ended September 30,
	2000	2001	2002
Weighted average number of shares—basic	7,893,630	12,731,395	12,830,894
Effect of dilutive securities:
Stock options	333,196	289,206	40,272
Warrants	371,398	263,883	198,221
Preferred stock	1,633,707	—	—

Weighted average number of shares—diluted	10,231,931	13,284,484	13,069,387

The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2000, 2001 and 2002, there were 1,000, 56,000 and 89,991 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

5. Accrued Expenses:

Accrued expenses consist of the following:

	September 30,
	2001	2002
Salary, benefits and payroll taxes	$939,116	$441,522
Warranty	571,748	675,640
Income taxes payable	—	871,296
Other	657,202	556,451

	$2,168,066	$2,544,909

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes:

Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2000	2001	2002
Current Provision:
Federal	$4,064,517	$3,831,260	$1,567,129
State	419,704	532,628	147,809

	4,484,221	4,363,888	1,714,938

Deferred Provision (Benefit):
Federal	(399,041)	51,774	170,881
State	(41,775)	7,169	(6,020)

	(440,816)	58,943	164,861

	$4,043,405	$4,422,831	$1,879,799

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	For the Fiscal Year Ended September 30,
	2000	2001	2002
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.6	3.0	1.3
Research and development tax credits	—	—	(9.6)
Other	.9	—	.1

	37.5%	37.0%	25.8%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the following:

	September 30, 2001	September 30, 2002
Deferred tax assets—
Deferred revenue	$201,214	$172,121
Reserves and accruals	845,216	745,064

	1,046,430	917,185

Deferred tax liabilities—
Depreciation	(244,335)	(377,899)
Other	(192,680)	(94,730)

	(437,015)	(472,629)

	$609,415	$444,556

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Notes Payable:

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2002:

2003 —	$ 100,000
2004 —	$ 150,000
2005 —	$ 200,000
2006 —	$ 250,000
2007 —	$ 250,000
thereafter —	$3,385,000

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (“EBITDA”), fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2002 and 2001. The proceeds from this loan are considered restricted cash to be used solely for the construction of the new facility.

The interest cost associated with this debt was $219,782 for fiscal year 2001 and $71,848 for 2002. The entire 2001 amount was capitalized as part of the construction cost of the new facility. The facility was completed on November 1, 2001. All interest costs after this date were expensed as incurred. The interest rate on this debt was 1.85% at September 30, 2002. The Company also is required to maintain a letter of credit covering this debt.

8. Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Shareholders’ Equity:

Preferred Stock

Holders of Class A Convertible Preferred stock were entitled to certain rights shared with Common shareholders, as defined, including equal voting rights and an equal share of dividends, if any. In addition, the Class A Convertible Preferred stock carried a liquidation right of $24 per share in the event of any liquidation, as defined. The Preferred stock was automatically converted into Common stock upon the closing of the Company’s initial public offering on August 4, 2000.

Common Stock

The Company issued 0, 5,950 and 17,477 shares of Common stock to non-employee directors, with fair values of $0, $90,102 and $163,226 for the years ended September 30, 2000, 2001 and 2002, respectively. The fair value of the Common stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations based on the fair market value of the stock on the vesting date. The Company also accrued $40,326 at September 30, 2002 for director shares earned during the year but not issued until after year-end.

Stock Options

The Company’s 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2002, no stock options have been granted to independent contractors or consultants under this plan.

Incentive stock options granted under the 1988 Stock Incentive Plan and the 1998 Stock Option Plan (the “Plans”) must be at least equal to the fair value of the Common stock on the date of grant. Nonqualified stock options granted under the 1998 Plan may be less than, equal to or greater than the fair value of the Common stock on the date of grant. Required disclosure information regarding the Plans has been combined due to the similarities in the Plans. The Company has reserved 1,259,350 shares of Common stock for awards under the Plans.

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for fiscal 2000, 2001 and 2002 would have been as follows:

	Fiscal Year Ended September 30,
	2000	2001	2002
Net income:
As reported	$6,749,557	$7,530,765	$5,410,278
Pro forma	$6,338,894	$6,821,064	$4,936,349
Basic EPS:
As reported	$0.86	$0.59	$0.42
Pro forma	$0.80	$0.54	$0.39
Diluted EPS:
As reported	$0.66	$0.57	$0.41
Pro forma	$0.62	$0.51	$0.38

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of the stock options granted during the fiscal years ended September 30, 2000, 2001 and 2002 were $10.09, $9.04 and $0, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended September 30,
	2000	2001	2002
Expected dividend rate	—	—	—
Expected volatility	126.0%	72.0%	—%
Weighted average risk-free interest rate	5.9%	5.3%	—%
Expected lives (years)	5	7	—

Information relative to the Plans is as follows:

	Options	Range of Exercise Weighted Prices	Weighted Average Exercise Price
Outstanding at September 30, 1999	609,509	0.91 – 6.39	3.28
Granted	359,323	10.03 – 17.13	11.28
Exercised	(10,962)	1.09	1.09
Cancelled	(82,218)	0.91 – 10.03	6.20

Outstanding at September 30, 2000	875,652	.91 – 17.13	6.10
Granted	139,000	9.25 – 15.00	13.00
Exercised	(340,380)	.91 – 10.03	3.04
Cancelled	(177,388)	2.19 – 11.86	5.52

Outstanding at September 30, 2001	496,884	2.19 – 17.13	10.36
Granted	0		0
Exercised	(10,963)	2.19 – 2.19	2.19
Cancelled	(19,000)	9.25 – 17.13	10.40

Options outstanding at September 30, 2002	466,921	$2.19 – 15.00	$10.55

Options exercisable at September 30, 2002	191,886	$2.19 – 15.00	$9.31

Options may no longer be granted under the 1988 Stock Incentive Plan. At September 30, 2002, 602,779 shares were available for grant under the 1998 stock option plan.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	As of September 30, 2002	Weighted Average Exercise Price
$ 0.0 – 5.00	62,485	5.5	$2.91	46,040	$3.01
$ 5.01 – 7.50	27,406	6.7	$6.39	16,443	$6.39
$ 7.51 – 10.00	0	0	$0	0	$0.0
$10.01 – 12.50	281,030	7.7	$11.55	110,203	$11.59
$12.51 – 15.00	96,000	8.5	$13.77	19,200	$13.77
$15.01 – 17.50	0	0	$0	0	$0

	466,921	7.5	$10.55	191,886	$9.31

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In connection with the issuance of subordinated notes, the Company issued warrants to purchase 734,570 shares of Common stock at an exercise price of $2.19 per share. The remaining unexercised warrants are fully vested and are exercisable through June 2004.

In addition, there are outstanding warrants to purchase 280,637 shares of Common stock at an exercise price of $2.19 per share at September 30, 2002.

During the year ended September 30, 2001, warrants to purchase 83,796 shares of Common stock were exercised for an aggregate purchase price of $209,583. No warrants were exercised in fiscal 2002.

10. Commitments and Contingencies:

Capital Leases

The Company leases certain equipment under capital leases, with terms ranging from three to five years. Implicit interest rates under these leases range from 9% to 9.1%. The capitalized cost of $94,291 and $95,943 and the related accumulated amortization of $79,661 and $88,745 has been included in property and equipment at September 30, 2001 and 2002, respectively.

Future minimum payments on capital leases at September 30, 2002 are as follows:

Fiscal 2003	17,798

Total minimum lease payments	17,798
Less—Amount representing interest	(687)

Present value of future minimum lease payments	17,111
Less—Current portion	17,111

$—

Operating Leases

Rent expense under operating leases totaled $429,355, $509,436 and $38,743 for the years ended September 30, 2000, 2001 and 2002, respectively. There are no future minimum payments related to non-cancelable leases.

Product Liability

The Company currently has product liability insurance of $20,000,000, which management believes is adequate to cover potential liabilities that may arise.

Land Purchase

During the year ended September 30, 2001, the Company purchased a tract of land for $1.0 million. The Company constructed a new manufacturing and office facility on the land. Included in the accompanying consolidated balance sheet as of September 30, 2001, is construction in progress of $3,949,298, which represents the land and related facility. The facility was completed in the first quarter of fiscal 2002.

Employment Agreement

In May 1999, the Company entered into an employment agreement with an employee for an annual salary of $225,000. The Company entered into a separation agreement with this employee in June 2001 under which the employee resigned from his position. There are no other employment agreements with any other officer of the Company.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

From time to time, the Company is subject to various legal proceedings in the ordinary course of business. Management does not believe that any of the current legal proceedings will have a material adverse effect on the Company’s operations or financial condition.

11. Related-Party Transactions:

The Company incurred legal fees of $42,364, $65,588 and $168,779 with a law firm which is a shareholder of the Company for the years ended September 30, 2000, 2001 and 2002, respectively. Management believes the fees paid were on an arm’s length basis and were consistent with the fees paid prior to the law firm’s investment in the Company.

The Company derived net sales of $88,566 from an entity that was a shareholder for the year ended September 30, 2000. The Company derived no net sales for the years ended September 30, 2001 and 2002, respectively, from an entity which is a shareholder, and purchased $39,444, $0 and $0 of component parts used in the manufacturing process from this related party during such years.

12. Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2002	2001	2002	2001	2002	2001	2002
Net Sales	9,519,682	$7,308,466	$9,697,298	$6,597,567	$7,497,395	$7,212,210	$7,670,187	$7,227,377
Cost of Sales	3,971,920	2,730,129	4,099,759	2,789,538	3,205,778	2,936,254	3,200,411	2,834,164
Gross Profit	5,547,762	4,578,337	5,597,539	3,808,029	4,291,617	4,275,956	4,469,776	4,393,213
Operating Income	2,583,753	1,812,719	2,968,214	1,437,887	1,923,255	1,275,150	2,281,973	2,041,471
Net Income	2,050,430	1,277,587	2,209,662	1,004,153	1,584,740	1,615,554	1,685,933	1,512,984
Net Income per Share—Basic	0.16	0.10	0.17	0.08	0.12	0.13	.13	.12
Net Income per Share—Diluted	0.15	0.10	0.17	0.08	0.12	0.12	.13	.12

In both the first and second quarters of fiscal 2001 the Company accrued $250,000 for discretionary bonuses for the year. In the fourth quarter of fiscal 2001, management determined that the bonus would not paid and, therefore the $500,000 previously accrued was reversed in the fourth quarter of fiscal 2001. There was no discretionary bonus in fiscal 2002.

13. Business Segments

The Company operates in one principal business segment which designs, manufactures and sells flight information computers, electronic displays and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

The Company filed a Form 8-K on April 10, 2002 disclosing that the Company had dismissed its independent accountants Arthur Andersen LLP.

The Company filed a Form 8-K on April 16, 2002 announcing that Deloitte and Touche LLP had been retained as the Company’s independent accountants pursuant to authorization of the Company’s board of directors and audit committee.

PART III

Item 10. Directors and executive officers of the registrant.

This information (other than information relating to executive officers included in Part I Item 1.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

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

Item 14. Controls And Procedures.

(a) Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, financial statement schedules and reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements

See index to Financial Statements at Item 8 on page 27 of this report.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3) The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title

3.1#	Articles of Incorporation of IS&S.

3.2#	Bylaws of IS&S.

10.1*#	IS&S 1988 Incentive Stock Option Plan.

10.2*#	IS&S 1998 Stock Option Plan.

10.4*#	Employment Agreement by and between Roger E. Mitchell and IS&S dated July 7, 1998.

10.5#	Stock Purchase Agreement by and between IS&S and Parker Hannifin Corporation dated July 11, 1991.

10.6#	Securities Purchase Agreement by and among IS&S, Geoffrey S. M. Hedrick, The P/A Fund and Parker Hannifin Corporation dated May 8, 1995.

10.7#	Form of Warrant Agreement.

10.8@	Bond Purchase Agreement.

10.9@	Reimbursement, Credit and Security Agreement.

10.10@	Loan Agreement.

10.11@	Trust Indenture.

21	Subsidiaries of IS&S.

23.1	Consent of Deloitte and Touche LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
#	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.
@	Incorporated by reference from the Registrant’s Form 10-K filed with the Commission for fiscal year 2000.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, File No. 333-70468, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.

  (b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M. HEDRICK
Geoffrey S. M. Hedrick Chairman of the Board and Chief Executive Officer

Dated:	December 13, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	December 13, 2002

/s/ JAMES J. REILLY James J. Reilly (Principal Financial and Accounting Officer)	Chief Financial Officer	December 13, 2002

/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 13, 2002

/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 13, 2002

/s/ BENJAMIN A. COSGROVE Benjamin A. Cosgrove	Director	December 13, 2002

/s/ IVAN M. MARKS Ivan M. Marks	Director	December 13, 2002

/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 13, 2002

/s/ ROBERT H. RAU Robert H. Rau	Director	December 13, 2002

CERTIFICATIONS:

I, Geoffrey S. M. Hedrick, certify that:

1. I have reviewed this annual report on Form 10-K of Innovative Solutions and Support, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Geoffrey S. M. Hedrick
Geoffrey S. M. Hedrick Chief Executive Officer

I, James J. Reilly, certify that:

1. I have reviewed this annual report on Form 10-K of Innovative Solutions and Support, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ James J. Reilly
James J. Reilly Chief Financial Officer

Exhibit Number	Exhibit Title

3.1#	Articles of Incorporation of IS&S.

3.2#	Bylaws of IS&S.

10.1*#	IS&S 1988 Incentive Stock Option Plan.

10.2*#	IS&S 1998 Stock Option Plan.

10.4*#	Employment Agreement by and between Roger E. Mitchell and IS&S dated July 7, 1998.

10.5#	Stock Purchase Agreement by and between IS&S and Parker Hannifin Corporation dated July 11, 1991.

10.6#	Securities Purchase Agreement by and among IS&S, Geoffrey S. M. Hedrick, The P/A Fund and Parker Hannifin Corporation dated May 8, 1995.

10.7#	Form of Warrant Agreement.

10.8@	Bond Purchase Agreement.

10.9@	Reimbursement, Credit and Security Agreement.

10.10@	Loan Agreement.

10.11@	Trust Indenture.

21	Subsidiaries of IS&S.

23.1	Consent of Deloitte and Touche LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
#	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.
@	Incorporated by reference from the Registrant’s Form 10-K filed with the Commission for fiscal year 2000.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, File No. 333-70468, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.