Form 10-Q
period 2002-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2003-02-14
CIK 836690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from          to         .
                                             --------    --------

                           Commission File No. 0-31157

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                       23-2507402
(State or other jurisdiction                   (IRS Employer Identification No.)
     of incorporation)

720 Pennsylvania Drive, Exton, Pennsylvania                  19341
  (Address of principal executive offices)                (Zip Code)

                                 (610) 646-9800
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 10, 2003, there were 12,705,890 shares of the Registrant's Common Stock, with par value of $.001, outstanding.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                           FORM 10-Q December 31, 2002
                                      INDEX

                                                                                                            Page No.
                                                                                                            --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (unaudited)

          Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2002..................     3

          Condensed Consolidated Statements of Operations - Three Months Ended December 31, 2001 and 2002...     4

          Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 2001 and 2002...     5

          Notes to Condensed Consolidated Financial Statements..............................................   6-7

Item 2.   MANAGAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..........................................................................  7-12

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................    12

Item 4.   CONTROLS AND PROCEDURES...........................................................................    12

PART II   OTHER INFORMATION.................................................................................    12

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................    12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................................    12

Signatures..................................................................................................    13

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      September 30,   December 31,
                                                                                           2002           2002
                                                                                      -------------   ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ......................................................    $52,245,754    $52,952,298
   Accounts receivable, less allowance for doubtful accounts of $100,000 at
      September 30, 2002 and December 31, 2002, respectively ......................      5,300,421      3,849,516
   Inventories ....................................................................      3,352,649      3,278,593
   Deferred income taxes ..........................................................        650,384        650,384
   Prepaid expenses ...............................................................        655,869        559,562
                                                                                       -----------    -----------

      Total current assets ........................................................     62,205,077     61,290,353
                                                                                       -----------    -----------
Property and Equipment:
   Computers and test equipment ...................................................      3,261,588      3,295,897
   Corporate airplane .............................................................      2,998,161      2,998,161
   Furniture and office equipment .................................................        517,129        517,129
   Manufacturing facility .........................................................      6,389,935      6,389,935
                                                                                       -----------    -----------
   Total property and equipment ...................................................     13,166,813     13,201,122
   Less-Accumulated depreciation and amortization .................................     (3,021,918)    (3,185,363)
                                                                                       -----------    -----------

   Net property and equipment .....................................................     10,144,895     10,015,759
                                                                                       -----------    -----------

Deposits and Other Assets .........................................................        266,713        515,494
                                                                                       -----------    -----------

   Total Assets ...................................................................    $72,616,685    $71,821,606
                                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of note payable ................................................    $   100,000    $   100,000
   Current portion of capitalized lease obligations ...............................         17,111         11,707
   Accounts payable ...............................................................        246,814        304,142
   Accrued expenses ...............................................................      2,416,719      2,129,022
   Accrued income taxes ...........................................................        128,190        117,636
   Deferred revenue ...............................................................        137,936        150,436
                                                                                       -----------    -----------

      Total current liabilities ...................................................      3,046,770      2,812,943
                                                                                       -----------    -----------
Note Payable ......................................................................      4,235,000      4,235,000
                                                                                       -----------    -----------
Deferred Revenue ..................................................................        402,877        385,259
                                                                                       -----------    -----------
Deferred Income Taxes .............................................................        205,828        205,828
                                                                                       -----------    -----------

Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, 10,000,000 shares authorized--Class A Convertible stock,
      $.001 par value; 200,000 shares authorized, no shares issued and
     outstanding at September 30, 2002 and December 31, 2002 ......................             --             --
   Common stock, $.001 par value; 75,000,000 shares authorized, 12,802,069 and
      12,701,013 shares issued at September 30, 2002 and December 31, 2002,
      respectively ................................................................         13,052         13,057
   Additional paid-in capital .....................................................     46,093,605     46,133,926
   Retained earnings ..............................................................     19,869,553     20,093,239
   Treasury stock, at cost ........................................................     (1,250,000)    (2,057,646)
                                                                                       -----------    -----------

      Total shareholders' equity ..................................................     64,726,210     64,182,576
                                                                                       -----------    -----------

   Total Liabilities and Shareholders' Equity .....................................    $72,616,685    $71,821,606
                                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended   Three Months Ended
                                                December 31, 2001    December 31, 2002
                                                ------------------   ------------------
Revenues ....................................      $ 7,308,466             4,422,795
Cost of Sales ...............................        2,730,129             2,042,998
                                                   -----------           -----------

Gross Profit ................................        4,578,337             2,379,797
                                                   -----------           -----------

Research and Development ....................        1,127,735               927,302
Selling, General and Administrative .........        1,637,883             1,254,143
                                                   -----------           -----------

Operating Income ............................        1,812,719               198,352
Interest Income .............................          241,440               182,929
Interest Expense ............................           26,243                37,149
                                                   -----------           -----------

Income Before Income Taxes ..................        2,027,916               344,132
Income Tax Expense ..........................          750,329               120,446
                                                   -----------           -----------

Net Income ..................................      $ 1,277,587           $   223,686
                                                   ===========           ===========

Net Income Per Common Share
   Basic ....................................      $      0.10           $      0.02
   Diluted ..................................      $      0.10           $      0.02

Weighted Average Shares Outstanding
   Basic ....................................       12,932,565            12,711,403
   Diluted ..................................       13,155,063            12,942,990

The accompanying notes are an integral part of these statements.

                     INNOVATIVE SOLUTIONS AND SUPPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the Three Months   For the Three Months
                                                                                     Ended December 31,   Ended December 31,
                                                                                            2001                  2002
                                                                                   --------------------   --------------------
Cash Flows From Operating Activities:
    Net income .................................................................        $ 1,277,587           $   223,686
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................            222,038               179,277
    Loss on disposal of fixed assets ...........................................             15,088                11,113
    Stock issued to directors ..................................................             39,000                40,326
    (Increase)/decrease in -
    Accounts receivable ........................................................         (2,385,130)            1,450,905
    Inventories ................................................................             53,618                74,056
    Prepaid expenses and other .................................................           (344,335)             (155,474)

    Increase/(decrease) in -
    Accounts payable ...........................................................            520,932                57,328
    Accrued expenses ...........................................................          1,004,007              (298,251)
    Deferred revenue ...........................................................            (93,217)               (5,118)
                                                                                        -----------           -----------

          Net cash provided by (used in) operating activities ..................            309,588             1,577,848
                                                                                        -----------           -----------
Cash Flows From Investing Activities:
    Purchases of property and equipment ........................................         (2,568,980)              (58,255)
    Restricted cash ............................................................            317,465                     0
                                                                                        -----------           -----------

    Net cash (used in) provided by investing activities ........................         (2,251,515)              (58,255)
                                                                                        -----------           -----------

Cash Flows From Financing Activities:
    Repayments of capitalized lease obligations ................................             (5,398)               (5,403)
    Purchase of treasury stock .................................................         (1,250,000)             (807,646)
                                                                                        -----------           -----------

    Net cash (used in) provided by financing activities ........................         (1,255,398)             (813,049)
                                                                                        -----------           -----------

Net (Decrease) Increase In Cash and Cash Equivalents ...........................         (3,197,325)              706,544
Cash and Cash Equivalents, Beginning of Year ...................................         42,769,837            52,245,754
                                                                                        -----------           -----------

Cash and Cash Equivalents, End of Period .......................................        $39,572,512           $52,952,298
                                                                                        ===========           ===========

        The accompanying notes are an integral part of these statements.

                      Innovative Solutions & Support Inc,
                    Notes to Condensed Financial Statements

1.   Basis of Presentation:

Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems to the military, government, commercial air transport and corporate aviation markets.

The balance sheet as of December 31, 2002, the statements of operations for the three months ended December 31, 2001 and 2002 and the statements of cash flows for the three months ended December 31, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

2.   Initial Public Offering and Treasury Stock

In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of Common stock.

In December 2001, the Company purchased 250,000 shares of its stock at a cost of $1,250,000. On June 6, 2002, the board of directors authorized an open-market stock repurchase program of up to 2,000,000 shares of its common stock. In the quarter ended December 31, 2002 the Company purchased an additional 106,300 shares at a cost of $807,646.

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

A reconciliation of weighted average shares outstanding appears below:

                                                            Three months ended
                                                               December 31,
                                                         -----------------------
                                                            2001         2002
                                                         ----------   ----------

Weighted average shares outstanding:
   Basic .............................................   12,932,565   12,711,403
Potentially dilutive securities:
   Employee Stock Options ............................       37,158       34,858
   Warrants ..........................................      185,340      196,729
                                                         ----------   ----------
Weighted average shares outstanding:
   Diluted ...........................................   13,155,063   12,942,990
                                                         ==========   ==========

The weighted average number of shares for potentially antidilutive employee stock options was 319,030 as of December 31, 2002.

4.   Concentrations

During the three months ended December 31, 2002 and 2001, the Company derived 0% and 64% of its revenues from one customer, respectively. Accounts receivable related to this customer totaled $0 at December 31, 2002. The Company's supply arrangement with this customer was completed in the third quarter of fiscal 2002. In the quarter ended December 31, 2002 the Company derived 12%, 11%, 17%, and 17% of revenue from four customers.

5.   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                    September 30,   December 31,
                                                        2002            2002
                                                    -------------   ------------
Raw materials ...................................     $1,981,989     $1,697,096
Work-in-process .................................        836,017        621,798
Finished goods ..................................        534,643        959,699
                                                      ----------     ----------

                                                      $3,352,649     $3,278,593
                                                      ==========     ==========

6.   Warranty

The estimated cost to repair or replace products under warranty are provided when sales of product are recorded.

Warranty accrual at September 30, 2002 ..........     $  675,640
Warranty expense ................................         48,226
Warranty costs ..................................        (25,190)
                                                      ----------
Warranty accrual at December 31, 2002 ...........     $  698,676
                                                      ==========

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

We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We were the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. With the exception of spare part and on-going repair effort, the Company's existing supply arrangement with this customer was completed in the quarter ended June 30, 2002.

We continue marketing our flat panel display system, or Cockpit Information Portal (CIP), and are in the process of obtaining the required certifications. We expect to begin recording revenues from our flat panel display in the first half of fiscal year 2003.

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

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Revenues. Revenues decreased $2.9 million, or 39%, to $4.4 million for the three months ended December 31, 2002 from $7.3 million in the three months ended December 31, 2001. The decrease in revenue was primarily the result of completing all KC-135 deliveries in fiscal 2002 where $4.7 million was realized in the quarter ended December 31, 2001 as opposed to no KC-135 revenue in the period ended December 31, 2002. Revenue unrelated to the KC-135 program increased $1.8 million or 68% to $4.4 million for the three months ended December 31, 2002 from $2.6 million in the three months ended December 31, 2001.

Cost of Sales. Cost of sales decreased $687,000, or 25%, to $2.0 million, or 46.2% of revenues, in the three months ended December 31, 2002 from $2.7 million, or 37.4% of revenues, in the three months ended December 31, 2001. The decrease in dollar amount of cost of sales was related to our decrease in revenues. As a percentage of revenue, cost of sales increased from 37.4% in the three months ended December 31, 2001 to 46.2% in the three months ended December 31, 2002. This percentage increase was essentially the result of absorbing the same amount of overhead expenses on lower sales volume.

Research and development. Research and development expenses decreased $200,000 or 18% to $927,000 or 21% of revenue in the three months ended December 31, 2002 from $1.1 million or 15% of revenue in the three months ended December 31, 2001. The decrease in dollars was the result of $252,000 of Non Recurring Engineering
(NRE) direct cost deferred on the balance sheet as it relates to deferred revenue associated with customer paid NRE. The increase as a percent of revenue was principally the result of lower revenues in the period.

Selling, general and administrative. Selling, general and administrative expenses decreased $384,000, or 23%, to $1.3 million, or 28.4% of revenues, in the three months ended December 31, 2002 from $1.6 million or 22.4% of revenues, in the three months ended December 31, 2001. The decrease in dollar amount was the result of lower consulting and commission expenses. The percent to revenue increase was due to lower revenue in the period.

Interest income. Interest income was $183,000 in the three months ended December 31, 2002 as compared to interest income of $241,000 in the three months ended December 31, 2001. The decreased interest income in the three months ended December 31, 2002 was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $37,000 in the three months ended December 31, 2002 as compared to $26,000 in the three months ended December 31, 2001. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company's new manufacturing facility. The facility was placed into service in November 2001.

Income tax expense. Income tax expense was $120,000 in the three months ended December 31, 2002 as compared to income tax expense of $750,000 in the three months ended December 31, 2001. The decrease was primarily due to lower income before taxes in the period. Of the $630,000 reduction, however, $7,000 was the result of lowering the effective tax rate from 37% in the three months ended December 31, 2001 to 35% in the three months ended December 31, 2002.

Net income. As a result of the factors described above, our net income declined $1.1 million or 83%, to $0.2 million, or 5% of revenues.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations, borrowings and the proceeds of our initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $1.6 million for the three months ended December 31, 2002 as compared to $0.3 million for the three months ended December 31, 2001. The improvement was mainly the result of a $3.8 million improvement in accounts receivable that more than offset a $1.3 increase in accrued expenses and $1.0 million in lower net income.

Our cash used in investing activities was $58,000 for the three months ended December 31, 2002 as compared to $2.3 million for the three months ended December 31, 2001. The decrease in the three months ended December 31, 2002 was primarily due to the Company's completion of its new manufacturing facility in the prior year.

Net cash flow used in financing activities was $813,000 for the three months ended December 31, 2002 as compared to $1.3 million in the three months ended December 31, 2001. This primary use of cash in both periods was to acquire treasury stock; $808,000 in the period ended December 31, 2002 for 106,300 shares and $1,250,000 for 250,000 shares in the period ended December 31, 2001.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to our allowance for doubtful accounts, inventory reserves and warranty reserves.

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

Business Segments

The Company operates in one principal business segment which designs, manufactures and sells flight information computers, electronic displays and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting For Stock-Based Compensation - Transition an Disclosure, an amendment of FASB Statement 123. SFAS No. 148 addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This Statement is applicable for interim periods beginning after December 15, 2002. Management does not believe adoption of SFAS No. 148 will have a material impact on its results of operations.

Risk Factors

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

     . most of our sales are air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

     . we currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

     . our business derived a large portion of its revenues from one military retrofit program, which was substantially completed in the third quarter of fiscal 2002.

     . the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our CIP or other planned products or product enhancements.

     . we rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

     . our market in general and our customers have been adversely affected by the events of September 11th.

     . our government retrofit projects allow the government agency or government contractor to terminate or modify their contracts with us.

     . we depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

     . our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

     . our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

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

          . our inability to replace the KC-135 RVSM contract.

     . our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully.

     . we may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

     . our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Each of our 6 non-employee directors received a grant of 3,251 shares of shares of unregistered restricted stock on October 1, 2002. The grants were made pursuant to the section 4(2) exemption under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INNOVATIVE SOLUTIONS & SUPPORT, INC.


Date: February 13, 2003                        By:      /s/ James J. Reilly
                                                        -------------------

                                                          James J. Reilly
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Geoffrey S. M. Hedrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Innovative Solutions and Support, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13 , 2003

                                                    /s/ Geoffrey S. M. Hedrick
                                                    ----------------------------
                                                    Geoffrey S. M. Hedrick
                                                    Chairman of the Board and
                                                    Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James J. Reilly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Innovative Solutions and Support, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003
                                                      /s/ James J. Reilly
                                                      --------------------------
                                                      James J. Reilly
                                                      Chief Financial Officer