Form 10-Q
period 2003-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2003-05-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip Code)

(610) 646-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 23, 2003, there were 12,157,169 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$52,245,754	$50,898,196
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2002 and March 31, 2003, respectively	5,300,421	6,099,370
Inventories	3,352,649	3,501,679
Deferred income taxes	650,384	650,384
Prepaid income taxes	—	187,414
Prepaid expenses	655,869	564,652

Total current assets	62,205,077	61,901,695

Property and Equipment:
Computers and test equipment	3,261,588	3,251,532
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	517,129	517,129
Manufacturing facility	6,389,935	6,389,935

Total property and equipment	13,166,813	13,156,757
Less-Accumulated depreciation and amortization	(3,021,918)	(3,339,766)

Net property and equipment	10,144,895	9,816,991

Deposits and Other Assets	266,713	299,570

Total Assets	$72,616,685	$72,018,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	17,111	7,095
Accounts payable	246,814	618,227
Accrued expenses	2,544,909	2,356,613
Deferred revenue	137,936	160,536

Total current liabilities	3,046,770	3,242,471

Note Payable	4,235,000	4,235,000

Deferred Revenue	402,877	367,641

Deferred Income Taxes	205,828	205,828

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized— Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2002 and March 31, 2003	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 12,802,069 and 12,457,169 shares issued at September 30, 2002 and March 31, 2003, respectively	13,052	13,062
Additional paid-in capital	46,093,605	46,164,604
Retained earnings	19,869,553	21,364,497
Treasury stock, at cost	(1,250,000)	(3,574,847)

Total shareholders’ equity	64,726,210	63,967,316

Total Liabilities and Shareholders’ Equity	$72,616,685	$72,018,256

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2003	Six months ended March 31, 2002	Six months ended March 31, 2003
Revenues	$6,597,567	$7,122,425	$13,906,033	$11,545,220
Cost of Sales	2,789,538	2,964,740	5,519,666	5,007,738

Gross Profit	3,808,029	4,157,685	8,386,367	6,537,482

Research and Development	1,066,477	838,586	2,194,211	1,765,888
Selling, general and administrative	1,303,665	1,478,191	2,941,549	2,732,333

Operating income	1,437,887	1,840,908	3,250,607	2,039,261

Interest income	189,900	146,314	431,343	329,242
Interest expense	(33,892)	(31,441)	(60,136)	(68,590)

Income before income taxes	1,593,895	1,955,781	3,621,814	2,299,913
Income tax expense	589,742	684,523	1,340,071	804,969

Net income	$1,004,153	$1,271,258	$2,281,743	$1,494,944

Net income per common share
Basic	$0.08	$0.10	$0.18	$0.12
Diluted	$0.08	$0.10	$0.17	$0.12
Weighted Average Shares Outstanding
Basic	12,780,035	12,630,220	12,855,215	12,667,281
Diluted	13,024,374	12,837,461	13,089,204	12,887,832

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31, 2002	For the Six Months Ended March 31, 2003
Cash Flows From Operating Activities:
Net income	$2,281,743	$1,494,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,920	357,152
Write-off of software deposit	—	101,738
Loss on disposal of fixed assets	35,720	—
Stock issued to directors	39,000	71,009
(Increase)/decrease in—
Accounts receivable	29,744	(798,949)
Inventories	767,951	(106,617)
Prepaid expenses and other	(318,941)	(236,791)
Increase/(decrease) in—
Accounts payable	66,615	371,413
Accrued expenses	938,897	(188,296)
Deferred revenue	(31,247)	(12,637)

Net cash provided by operating activities	4,263,402	1,052,966

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,987,034)	(65,661)
Restricted cash	317,465	0

Net cash used in investing activities	(2,669,569)	(65,661)

Cash Flows From Financing Activities:
Repayments of capitalized lease obligations	(8,556)	(10,016)
Purchase of treasury stock	(1,250,000)	(2,324,847)

Net cash used in financing activities	(1,258,556)	(2,334,863)

Net Increase (Decrease) In Cash and Cash Equivalents	335,277	(1,347,558)
Cash and Cash Equivalents, Beginning of Year	42,769,837	52,245,754

Cash and Cash Equivalents, End of Period	$43,105,114	$50,898,196

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

The balance sheet as of March 31, 2003, the statements of operations for the three months and six months ended March 31, 2002 and 2003 and the statements of cash flows for the six months ended March 31, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2.    Initial Public Offering and Treasury Stock

In August 2000, the Company completed its initial public offering of 3,450,000 shares of Common Stock at a price of $11.00 per share. The Company received net proceeds of approximately $34 million from the offering. Upon the closing of the offering, the outstanding shares of Preferred stock were converted into 1,941,353 shares of Common stock.

On June 6, 2002, the board of directors authorized an open-market stock repurchase program of up to 2,000,000 shares of its common stock. In the quarter ended March 31, 2003 the Company purchased 253,600 shares at a cost of $1,517,201. For the six month period ended March 31,2003, the Company purchased 359,900 shares at a cost of $2,324,847.

3.    Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128. On July 7, 2000, the Company’s Board of Directors approved a split of the Company’s common shares on a 1.09624-to-1 basis. All references in the financial statements to the number of common shares and to per share amounts have been retroactively stated to reflect the common share split.

A reconciliation of weighted average shares outstanding appears below:

	Three months ended March 31, 2002	Three months ended March 31, 2003	Six months ended March 31, 2002	Six months ended March 31, 2003
Weighted average shares outstanding:
Basic	12,780,035	12,630,220	12,855,215	12,667,281

Potentially dilutive securities:
Employee stock options	44,170	28,190	40,847	31,508
Warrants	200,169	179,051	193,142	189,043

Weighted average shares outstanding:
Diluted	13,024,374	12,837,461	13,089,204	12,887,832

The weighted average number of shares for potentially antidilutive employee stock options was 319,030 as of March 31, 2003.

4.    Concentrations

During the three months ended March 31, 2003 and 2002, the Company derived 1% and 73% of its revenues from one customer, respectively. Accounts receivable related to this customer totaled $56,000 at March 31, 2003. The Company’s supply arrangement with this customer was completed in the third quarter of fiscal 2002. Should a new supply arrangement not be obtained after the expiration of the existing arrangement, the Company may experience a significant reduction in sales. This result may have a material adverse effect on the Company’s operating results and financial condition. In the three months and six months ended March 31, 2003 the Company derived 30% and 25%, respectively, of revenue from one customer.

5.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2002	March 31, 2003
Raw materials	$1,981,989	$1,873,335
Work-in-process	836,017	867,706
Finished goods	534,643	760,638

	$3,352,649	$3,501,679

6.	Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material usage, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or labor costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Warranty cost and accrual information is as follows for the six months ended March 31,2003:

Warranty accrual at September 30, 2002	$675,640
Warranty expense	112,212
Warranty costs	(52,583)

Warranty accrual at March 31, 2003	$735,269

7.    Stock Options

The Company’s 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through March 31, 2003, no stock options have been granted to independent contractors or consultants under this plan.

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

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three month and six month periods ended March 31, 2003 would have been as follows:

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Net income:
As reported	$1,271,258		$1,494,944
Pro forma	$1,177,640		$1,307,708
Basic EPS:
As reported	$.10		$.12
Pro forma	$.09	$	,10
Diluted EPS:
As reported	$.10		$.12
Pro forma	$.09		$.10

8.    New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company has included the required disclosure within the notes to the financial statements.

In January 2003, the FASB issued Financial Interpretation (Interpretation) No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe adoption of the Interpretation will have a material impact on its results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement 123”. SFAS No. 148 addresses alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company has included the required disclosures within the notes to the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We record revenues when our products are shipped. Since fiscal year 1998, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems, including sales to commercial contractors in connection with the United States Air Force KC-135 retrofit program. We were the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covers the approximately 600 KC-135 aircraft currently in use. With the exception of spare part and on-going repair effort, the Company’s supply arrangement with this customer was completed in the quarter ended June 30, 2002.

The company continues to invest in and seek additional opportunities for its Flat Panel product line. To date we have been successful in being selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. In addition we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. Both of these programs have multi year requirements that will provide a solid base for future awards.

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

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues. Revenues increased $0.5 million, or 8%, to $7.1 million for the three months ended March 31, 2003 from $6.6 million in the three months ended March 31, 2002. The increase in revenue was primarily the result of additional business jet revenue more than offsetting KC-135 deliveries that were essentially completed in the quarter ended March 31, 2002. Revenue unrelated to the KC-135 program increased $5.2 million or 288% to $7.0 million for the three months ended March 31, 2003 from $1.8 million in the three months ended March 31, 2002.

Cost of Sales. Cost of sales increased $175,000 or 6%, to $3.0 million, or 41.6% of revenues, in the three months ended March 31, 2003 from $2.8 million, or 42.3% of revenues, in the three months ended March 31, 2002. The absolute dollar increase in cost of sales was related to our increase in revenues. As a percentage of revenue, cost of sales remained relatively unchanged period over period.

Research and development. Research and development expenses decreased $228,000 or 21% to $839,000 or 12% of revenue in the three months ended March 31, 2003 from $1.1 million or 16% of revenue in the three months ended March 31, 2002. The decrease in dollars and as a percentage of revenue was the result of lower spending on selected programs.

Selling, general and administrative. Selling, general and administrative expenses increased $175,000, or 13%, to $1.5 million, or 20.8% of revenues, in the three months ended March 31, 2003 from $1.3 million or 19.8% of revenues, in the three months ended March 31, 2002. The increase in both the dollar amount and percent to revenue was mostly the result of expensing material resource planning software in the current period.

Interest income. Interest income was $146,000 in the three months ended March 31, 2003 as compared to interest income of $190,000 in the three months ended March 31, 2002. The decreased interest income in the three months ended March 31, 2003 was primarily the result of lower interest rates in the current period.

Interest expense. Interest expense was $31,000 in the three months ended March 31, 2003 as compared to $34,000 in the three months ended March 31, 2002. The decrease was due to lower interest rates in the current period.

Income tax expense. Income tax expense was $685,000 in the three months ended March 31, 2003 as compared to income tax expense of $590,000 in the three months ended March 31, 2002. The increase was primarily due to higher income before taxes in the period more than offsetting a two percentage point decline in the effective tax rate in the current period.

Net income. As a result of the factors described above, our net income increased $267,000 or 27%, to $1.3 million, or 18% of revenues.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002

Revenues. Revenues decreased $2.4 million, or 17%, to $11.5 million for the six months ended March 31, 2003 from $13.9 million in the six months ended March 31, 2002. The decrease in revenue was primarily the result of $6.9 million in new business jet revenue being more than offset with the KC-135 delivery decline of $9.3 million. The KC-135 program was essentially completed in the six month period ended March 31, 2002. Revenue related to the business jet market increased $6.9 million or 157% to $11.4 million for the six months ended March 31, 2003 from $4.4 million in the six months ended March 31, 2002.

Cost of Sales. Cost of sales decreased $512,000, or 9%, to $5.0 million, or 43.4% of revenues, in the six months ended March 31, 2003 from $5.5 million, or 39.7% of revenues, in the six months ended March 31, 2002. The absolute dollar decrease in cost of sales was related to a decrease in revenue. The percentage of revenue increase was the result of fixed manufacturing cost being absorbed over fewer sales.

Research and development. Research and development expenses decreased $428,000 or 20% to $1.8 million or 15% of revenue in the six months ended March 31, 2003 from $2.2 million or 16% of revenue in the six months ended March 31, 2002. The decrease in dollars was the result of $150,000 of Non Recurring Engineering (NRE) direct cost deferred on the balance sheet as it relates to future revenue recognition associated with customer paid NRE. The remainder of the reduction was due to reduced consultant cost coupled with lower recruitment and relocation expenses.

Selling, general and administrative. Selling, general and administrative expenses decreased $209,000, or 7%, to $2.7 million, or 23.7% of revenues, in the six months ended March 31, 2002 from $2.9 million or 21.1% of revenues, in the six months ended March 31, 2002. The decrease in dollar amount was the result of lower consulting and commission expenses. The percent to revenue increase was due to lower revenue in the period.

Interest income. Interest income was $329,000 in the six months ended March 31, 2003 as compared to interest income of $431,000 in the six months ended March 31, 2002. The decrease in interest income was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $69,000 in the six months ended March 31, 2003 as compared to $60,000 in the six months ended March 31, 2002. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the company’s new manufacturing facility. The facility was placed into service in November 2001.

Income tax expense. Income tax expense was $805,000 in the six months ended March 31, 2003 as compared to income tax expense of $1.3 million in the six months ended March 31, 2002. The decrease was primarily due to lower income before taxes in the period. Of the $495,000 reduction, however, $46,000 was the result of lowering the effective tax rate from 37% in the six months ended March 31, 2002 to 35% in the six months ended March 31, 2003.

Net income. As a result of the factors described above, our net income declined $787,000 or 34%, to $1.5 million, or 13% of revenues.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations, borrowings and the proceeds of our initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $1.1 million for the six months ended March 31, 2003 as compared to $4.3 million for the six months ended March 31, 2002. The decrease was mainly the result of lower net income ($0.8 million), higher inventory ($0.9 million), lower accrued expenses ($1.1 million) and higher receivables ($0.8 million).

Our cash used in investing activities was $66,000 for the six months ended March 31, 2003 as compared to $2.7 million for the six months ended March 31, 2002. The decrease in the six months ended March 31, 2003 was primarily due to the Company’s completion of its new manufacturing facility in the prior year.

Net cash flow used in financing activities was $2.3 million for the six months ended March 31, 2003 as compared to $1.3 million in the six months ended March 31, 2002. This primary use of cash in both periods was to acquire treasury stock; $2.3 million in the six month period ended March 31, 2003 for 359,900 shares and $1,250,000 for 250,000 shares in the six month period ended March 31, 2002.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our initial public offering will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we now anticipate. Further, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to our allowance for doubtful accounts, valuation of inventory and warranty reserves.

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

Inventories are written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product’s failure rates and the customer’s usage. If the actual cost of warranties differs from our estimated amounts, future results of operations could be affected.

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

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company has included the required disclosure within the notes to the financial statements.

In January 2003, the FASB issued Financial Interpretation (Interpretation) No. 46 “ Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe adoption of the Interpretation will have a material impact on its results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123”. SFAS No. 148 addresses alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company has included the required disclosures within the notes to the financial statements.

Risk Factors

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

•	most of our sales are air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

•	we currently have a limited number of customers that use our products, primarily for government-related contracts, making us reliant on these customers and government needs.

•	our business derived a large portion of its revenues from one military retrofit program, which was substantially completed in the third quarter of fiscal 2002.

•	the growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our CIP or other planned products or product enhancements.

•	we rely on third party suppliers for the components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

•	our government retrofit projects allow the government agency or government contractor to terminate or modify their contracts with us.

•	we depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

•	our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

•	our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	variations in demand for our products;

•	the timing of the introduction of RVSM requirements on various flight routes;

•	the capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

•	changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

•	delays in introducing or obtaining government approval for new products;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to possible acquisitions of technologies or businesses;

•	our inability to replace the KC-135 RVSM contract;

•	our competition includes other manufacturers of air data systems and flight information displays against whom we may not be able to compete successfully;

•	we may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results;

•	our success depends on our ability to protect our proprietary rights, and there is a risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

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

Our products must obtain government approval.

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

Our products use complex system designs and components that may contain errors, omissions or defects, particularly when we incorporate new technologies into our products or we release new versions or enhancements of our products. Despite our quality assurance process, errors, omissions or defects could occur in our current products, in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to redesign or recall those products or pay damages. Such an event could result in the following:

•	the delay or loss of revenues;

•	the cancellation of customer contracts;

•	the diversion of development resources;

•	damage to our reputation;

•	increased service and warranty costs; or

•	litigation costs.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30- day tax-exempt commercial paper. As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on February 27, 2003, the following proposals were approved by the margins indicated.

	Number of Shares
	Voted For	Withheld
1. To elect three Class III directors to the board of directors for a term of three (3) years
Geoffrey S. M. Hedrick	10,749,472	43,535
Winston J. Churchill	10,753,547	39,460
Benjamin A. Cosgrove	10,749,472	43,535

Ivan M. Marks, Robert H. Rau, Glenn R. Bressner, and Robert E. Mittelstaedt, Jr. constitute Class I and II directors whose terms continued after the annual meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibits

10.1    Employment agreement

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: May 12, 2003	By:	/s/ James J. Reilly James J. Reilly Chief Financial Officer (Principal Financial Officer)

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12 , 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003

/s/ James J. Reilly
James J. Reilly Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Employment Agreement with Roman G. Ptakowski

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002