Form 10-Q
period 2003-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2003-08-13
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 4, 2003, there were 11,962,047 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$52,245,754	$50,576,857
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2002 and June 30, 2003, respectively	5,300,421	4,316,289
Inventories	3,352,649	3,735,845
Deferred income taxes	650,384	650,384
Prepaid expenses	655,869	625,335

Total current assets	62,205,077	59,904,710

Property and Equipment:
Computers and test equipment	3,261,588	3,297,578
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	517,129	517,129
Manufacturing facility	6,389,935	6,389,935

Total property and equipment	13,166,813	13,202,803
Less-Accumulated depreciation and amortization	(3,021,918)	(3,512,612)

Net property and equipment	10,144,895	9,690,191

Deposits and Other Assets	266,713	542,953

Total Assets	$72,616,685	$70,137,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	17,111	2,541
Accounts payable	246,814	442,395
Accrued expenses	2,544,909	2,312,749
Deferred revenue	137,936	182,766

Total current liabilities	3,046,770	3,040,451

Note Payable	4,235,000	4,235,000

Deferred Revenue	402,877	350,024

Deferred Income Taxes	205,828	205,828

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized—Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2002 and June 30, 2003	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 12,802,069 and 11,957,169 shares issued at September 30, 2002 and June 30, 2003, respectively	13,052	13,067
Additional paid-in capital	46,093,605	46,192,892
Retained earnings	19,869,553	22,595,454
Treasury stock, at cost	(1,250,000)	(6,494,862)

Total shareholders’ equity	64,726,210	62,306,551

Total Liabilities and Shareholders’ Equity	$72,616,685	$70,137,854

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2003	Nine months ended June 30, 2002	Nine months ended June 30, 2003
Revenues	$7,212,210	$6,519,628	$21,118,243	$18,064,848
Cost of sales	2,936,254	2,744,729	8,455,920	7,752,467

Gross profit	4,275,956	3,774,899	12,662,323	10,312,381

Research and development	1,609,678	658,259	3,803,888	2,424,147
Selling, general and administrative	1,391,128	1,598,011	4,332,678	4,330,342

Operating income	1,275,150	1,518,629	4,525,757	3,557,892

Interest income	215,268	134,142	646,609	463,383
Interest expense	(37,157)	(33,090)	(97,292)	(101,680)

Income before income taxes	1,453,261	1,619,681	5,075,074	3,919,595
Income tax expense (Benefit)	(162,293)	388,723	1,177,776	1,193,694

Net income	$1,615,554	$1,230,958	$3,897,298	$2,725,901

Net income per common share
Basic	$0.13	$0.10	$0.30	$0.22
Diluted	$0.12	$0.10	$0.30	$0.22
Weighted average shares outstanding
Basic	12,789,780	11,982,569	12,840,828	12,437,036
Diluted	13,040,546	12,204,971	13,081,431	12,660,902

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30, 2002	For the Nine Months Ended June 30, 2003
Cash Flows From Operating Activities:
Net income	$3,897,298	$2,725,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648,885	499,693
Write-off of capitalized certification costs	711,195	—
Write-off of software deposit	—	101,738
Loss on disposal of fixed assets	35,720	—
Stock issued to directors	117,000	99,302
(Increase)/decrease in—
Accounts receivable	4,897,502	984,132
Inventories	1,513,227	(383,196)
Prepaid expenses and other	560,471	(356,441)
Increase/(decrease) in—
Accounts payable	(96,615)	195,581
Accrued expenses	(114,883)	(232,161)
Deferred revenue	(120,482)	(8,024)

Net cash provided by operating activities	12,049,318	3,626,525

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,038,696)	(35,990)
Restricted cash	317,465	0

Net cash used in investing activities	(2,721,231)	(35,990)

Cash Flows From Financing Activities:
Repayments of capitalized lease obligations	(12,694)	(14,570)
Proceeds from the issuance of stock	24,001	—
Purchase of treasury stock	(1,250,000)	(5,244,862)

Net cash used in financing activities	(1,238,693)	(5,259,432)

Net Increase (Decrease) In Cash and Cash Equivalents	8,089,394	(1,668,897)
Cash and Cash Equivalents, Beginning of Year	42,769,837	52,245,754

Cash and Cash Equivalents, End of Period	$50,859,231	$50,576,857

The accompanying notes are an integral part of these statements.

Innovative Solutions & Support Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, electronic displays and advanced monitoring systems for military, government, commercial air transport and corporate aviation markets.

The balance sheet as of June 30, 2003, the statements of operations for the three months and nine months ended June 30, 2002 and 2003 and the statements of cash flows for the nine months ended June 30, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2. Treasury Stock

On June 6, 2002, the board of directors authorized an open-market stock repurchase program of up to 2,000,000 shares of its common stock. In the quarter ended June 30, 2003 the Company purchased 500,000 shares at a cost of $2,920,000. For the nine-month period ended June 30, 2003, the Company purchased 859,900 shares at a cost of $5,244,862.

3. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128. On July 7, 2000, the Company’s Board of Directors approved a split of the Company’s common shares on a 1.09624-to-1 basis. All references in the financial statements to the number of common shares and to per share amounts have been retroactively stated to reflect the common share split.

A reconciliation of weighted average shares outstanding appears below:

	Three months ended June 30, 2002	Three months ended June 30, 2003	Nine months ended June 30, 2002	Nine months ended June 30, 2003
Weighted average shares outstanding:
Basic	12,789,780	11,982,569	12,840,828	12,437,036
Potentially dilutive securities:
Employee stock options	43,382	43,351	42,023	38,922
Warrants	207,384	179,051	198,580	184,944

Weighted average shares outstanding:
Diluted	13,040,546	12,204,971	13,081,431	12,660,902

The weighted average number of shares for potentially antidilutive employee stock options was 338,983 as of June 30, 2003.

4. Concentrations

For the three months ended June 30, 2003 two customers accounted for 17% each of revenues or 34% on a combined basis. For the three months ended June 30, 2002 four customers accounted for 33%, 12%, 11%, and 10% of revenues, respectively, or 66% on a combined basis.

For the nine months ended June 30, 2003 three customers accounted for 18%, 11%, and 11% of revenues, respectively, or 40% on a combined basis. For the nine months ended June 30, 2002 two customers accounted for 48% and 11% of revenues, respectively, or 59% on a combined basis.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2002	June 30, 2003
Raw materials	$1,981,989	$1,943,069
Work-in-process	836,017	1,152,595
Finished goods	534,643	640,181

	$3,352,649	$3,735,845

6. Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended June 30, 2003 is highlighted below:

Warranty accrual at March 31, 2003	$735,269
Accrual expense for the quarter ended June 30, 2003	61,500
Warranty costs for the quarter ended June 30, 2003	(27,864)

Warranty accrual at June 30, 2003	$768,905

Warranty cost and accrual information for the nine months ended June 30, 2003 is highlighted below:

Warranty accrual at September 30, 2002	$675,640
Accrual expense for 2003	173,712
Warranty costs for 2003	(80,447)

Warranty accrual at June 30, 2003	$768,905

7. Stock Options

The Company’s 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through June 30, 2003, no stock options have been granted to independent contractors or consultants under this plan.

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

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the

Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three-month and nine-month periods ended June 30, 2003 would have been as follows:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003
Net income:
As reported	$1,230,958	$2,725,901
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	$(177,580)	$(490,680)

Pro forma	$1,053,378	$2,235,221

Basic EPS:
As reported	$.10	$.22
Pro forma	$.09	$.18
Diluted EPS:
As reported	$.10	$.22
Pro forma	$.09	$.18

8. New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted this statement in the first quarter of fiscal 2003, and it did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123”. SFAS No. 148 addresses alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company has included the required disclosures within the notes to the financial statements.

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

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

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

The Company continues to invest in and seek additional opportunities for its Flat Panel product line. To date, we have been successful in being selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. In addition we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. Both of these programs have multi-year requirements which we believe will provide a solid base for future awards.

Our cost of sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Because our manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into a finished system, we believe that we can achieve flexible manufacturing capacity while controlling overhead expenses. In addition, many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

We continue to invest in the development of new products and the enhancement of our existing product line. We expense research and development costs related to future product development as they are incurred.

Our selling, general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues. Revenues decreased $0.7 million, or 10%, to $6.5 million for the three months ended June 30, 2003 from $7.2 million in the three months ended June 30, 2002. This decrease in revenue was mainly due to timing issues as expected program deliveries slipped into the fourth quarter. In contrast, the 3rd quarter of fiscal 2002 included $2.4 million of revenues from sales of instrumentation whereas the current three-month period ended June 30, 2003 did not include any instrumentation revenues; however, we were able to replace most of the shortfall with additional RVSM revenues. Quarter-over-quarter, RVSM revenue increased $1.7M or 35%.

Cost of sales. Cost of sales decreased $192,000 or 7%, to $2.7 million, or 42.1% of revenues, in the three months ended June 30, 2003 from $2.9 million, or 40.7% of revenues, in the three months ended June 30, 2002. The absolute dollar decrease in cost of sales was related to our decrease in revenues. As a percentage of revenue, cost of sales increased as a result of product mix.

Research and Development. Research and development expenses decreased $952,000 or 59% to $658,000 or 10% of revenue in the three months ended June 30, 2003 from $1.6 million or 22% of revenue in the three months ended June 30, 2002. The decrease in spending essentially relates to two factors. First, the prior year’s research and development expense for the three-month period ended June 30, 2002 included $711,000 of certification cost that was non-recurring in the current period. This cost was incurred in periods prior to June 30, 2002 and carried as an intangible asset supporting Flat Panel Certification on the Pilatus airplane. The decision made last year to change our direction away from the Pilatus airplane necessitated recognizing the charge at that time. This decrease was also the result of Non Recurring Engineering (NRE) cost deferred in other assets as it relates to future revenue recognition associated with customer paid NRE.

Selling, General, and Administrative. Selling, general, and administrative expenses increased $207,000, or 15%, to $1.6 million, or 25% of revenues, in the three months ended June 30, 2003 from $1.4 million or 19% of revenues, in the three months ended June 30, 2002. The increase in both the dollar amount and percent to revenue were the result of higher commissions due to sales mix, expenses related to trade shows, salaries, including an additional executive officer, and recruitment cost.

Interest Income. Interest income was $134,000 in the three months ended June 30, 2003 as compared to interest income of $215,000 in the three months ended June 30, 2002. The decreased interest income in the three months ended June 30, 2003 was primarily the result of lower interest rates in the current period.

Interest Expense. Interest expense was $33,000 in the three months ended June 30, 2003 as compared to $37,000 in the three months ended June 30, 2002. The decrease was due to lower interest rates in the current period.

Income Tax Expense. Income tax expense for the three months ended June 30, 2003 was $389,000. The income tax benefit for the three months ending June 30, 2002 was $162,000. The effective tax rate for the three months ended June 30, 2003 was 24%. The effective tax rate differs from the statutory tax rate due to the utilization of research and development tax credits.

Net Income. As a result of the factors described above, our net income in the three months ended June 30, 2003 decreased $385,000 or 24%, to $1.2 million, or 19% of revenues.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

Revenues. Revenues decreased $3.1 million, or 14%, to $18.1 million for the nine months ended June 30, 2003 from $21.1 million in the nine months ended June 30, 2002. The decrease in revenue was primarily the result of completing and delivering the remaining $10.2 million of KC-135 revenue in the prior year’s nine-month period ending June 30, 2002. Revenue unrelated to the KC-135 program increased $7.2 million or 66% to $18.1 million for the nine months ended June 30, 2003 from $10.9 million in the nine months ended June 30, 2002.

Cost of sales. Cost of sales decreased $703,000, or 8%, to $7.8 million, or 42.9% of revenues in the nine months ended June 30, 2003 from $8.5 million, or 40.0% of revenues in the nine months ended June 30, 2002. The absolute dollar decrease in cost of sales was related to a decrease in revenue. As a percent of revenue, cost of sales increased as a result of product mix.

Research and Development. Research and development expenses decreased $1.4 million or 36% to $2.4 million or 13% of revenue in the nine months ended June 30, 2003 from $3.8 million or 18% of revenue in the nine months ended June 30, 2002. The decrease in dollars was the result of expensing $711,000 worth of certification cost in the prior year’s nine-month period. Also, $387,000 of Non Recurring Engineering (NRE) cost in the current period was deferred to other assets as it relates to future revenue recognition associated with customer paid NRE.

Selling, General, and Administrative. Selling, general, and administrative expenses amounted to $4.3 million or 24% of revenue in the nine months ending June 30, 2003. This amount remained unchanged from the $4.3 million or 21% of revenue expensed in the nine months ending June 30, 2002. The percent to revenue increase was due to lower revenue in the period.

Interest Income. Interest income was $463,000 in the nine months ended June 30, 2003 as compared to interest income of $647,000 in the nine months ended June 30, 2002. The decrease in interest income was primarily the result of lower interest rates in the period.

Interest Expense. Interest expense was $102,000 in the nine months ended June 30, 2003 as compared to $97,000 in the nine months ended June 30, 2002. The increase was due to the fact that interest is no longer being capitalized as part of the cost of the Company’s new manufacturing facility. The facility was placed into service in November 2001.

Income Tax Expense. Income tax expense was $1.2 million for the nine months ended June 30, 2003. The effective tax rate for the nine months ended June 30, 2003 increased to 30.5% from 23% for the nine months ended June 30, 2002 primarily from the reduction in the utilization of research and development tax credits.

Net Income. As a result of the factors described above, our net income declined $1.2 million or 30%, to $2.7 million, or 15% of revenues.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations, borrowings, and the proceeds of our initial public offering in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $3.6 million for the nine months ended June 30, 2003 as compared to $12.0 million for the nine months ended June 30, 2002. The decrease was mainly the result of receivables ($3.9 million), inventory ($1.9 million), net income ($1.2 million), and prepaid expenses ($0.9 million).

Our cash used in investing activities was $36,000 for the nine months ended June 30, 2003 as compared to $2.7 million for the nine months ended June 30, 2002. The decrease in the nine months ended June 30, 2003 was primarily due to the Company’s completion of its new manufacturing facility in the prior year.

Net cash flow used in financing activities was $5.3 million for the nine months ended June 30, 2003 as compared to $1.2 million in the nine months ended June 30, 2002. This primary use of cash in both periods was to acquire treasury stock; $5.2 million in the nine-month period ended June 30, 2003 for 859,900 shares, and $1,250,000 for 250,000 shares in the nine-month period ended June 30, 2002.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our initial public offering will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we now anticipate either through acquisitions or organic growth. Further, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Backlog

At June 30, 2003 our backlog of released business was $22.8 million. This represents a $10.1 million or 80% increase from the June 30, 2002 backlog of $12.7 million.

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

We maintain an allowance for doubtful accounts for customer returns and for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing historical data and trends. If actual losses are greater than estimated amounts, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, future results from operations could be adversely affected.

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

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted this statement in the first quarter of fiscal 2003, and it did not have a significant impact on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123.” SFAS No. 148 addresses alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The Company has included the required disclosures within the notes to the financial statements.

In January 2003, the FASB issued Financial Interpretation (“the Interpretation”) No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe adoption of the Interpretation will have a material impact on its results of operations.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•	continued market acceptance of our air data systems products;

•	the ability to obtain or the timing of obtaining future government awards;

•	the availability of government funding and customer requirements both domestically and internationally;

•	difficulties in developing and producing our large flat panel display systems (CIP) or other planned products or product enhancements;

•	market acceptance of our CIP system or other planned products or product enhancements;

•	our ability to gain regulatory approval of our products in a timely manner;

•	delays in receiving components from third party suppliers;

•	the competitive environment;

•	the timing and customer acceptance of product deliveries and launches;

•	the termination of programs or contracts for convenience by customers;

•	failure to retain key personnel;

•	new product offerings from competitors;

•	potential future acquisitions;

•	protection of intellectual property rights; and

•	our ability to service international market.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day, tax-exempt commercial paper. As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: August 12, 2003	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002