Form 10-K
period 2003-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2003-12-29
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 15 was approximately $111,119,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2003, there were 11,436,043 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed prior to January 26, 2004 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2003 Annual Report on Form 10-K

PART I

Item 1.    Business

Overview

Innovative Solutions and Support, Inc. (the “Company”, “IS&S” or “We”) was founded in 1988. We design, manufacture and sell flight information computers, large flat-panel displays and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets. Our strategy is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the aviation industry and DOD applications. We believe that this approach, combined with our industry experience, enables us to develop high-quality products, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market but also for the Original Equipment Manufacturer (OEM) market. Since fiscal 1997, a substantial portion of our revenues has been from the sale of air data systems that bring aircraft into compliance with government regulations, including the Reduced Vertical Separation Minimum, or RVSM, requirements that are being phased in by regulatory authorities on certain heavily traveled flight routes. We believe that we are currently one of three primary suppliers of RVSM products to the U.S. retrofit market. As a result of our expertise, we were selected as a supplier of RVSM systems and components in connection with the United States Air Force’s KC-135 retrofit program, which we believe to be one of the largest U.S. military RVSM retrofit programs to date. The Company successfully completed this major multi-year procurement in fiscal 2002. We have been selected by a number of airframe OEM’s and modification centers as an RVSM system supplier for a variety of air transport and business aviation aircraft.

Advances in technology are providing pilots increasing amounts of information that enhance both the safety and efficiency of flying. However, the limited amount of space in the cockpit coupled with inefficiencies associated with currently used displays inhibits the display and integration of this information in a user-friendly manner.

During fiscal 2000, we introduced our large flat-panel display system, or Cockpit Information Portal (CIP), which is the first in a series of new products we intend to develop to enhance the management and integration of cockpit information. Our CIP is the centerpiece of our cockpit information management system that organizes and displays a multitude of flight information. This system provides enhanced growth capability for systems that will become available to pilots in the future. This information may be generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation, or from third-party data and information products.

In fiscal 2003 our CIP product line was advanced by the capture of two strategic programs. The first was the U.S. Navy Landing Craft Air Cushion (LCAC) Service Life Extension Program on which the Company provided six large flat panel displays. The second award came from Boeing to provide Aerial Refuel Operator Control Display Units for Boeing’s Global Tanker Transport Aircraft.

Our Industry

A wide range of information, including airspeed and altitude, is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as weather depiction and ground terrain maps, are becoming available for display in cockpits. We believe that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist them in the safe and efficient operation of aircraft.

There are three general types of flight data: aircraft control (flight critical) information such as air data, which includes aircraft speed, altitude and rates of ascent and descent; aircraft heading and altitude as well as engine data such as fuel and oil quantity and other engine measurements; navigation data such as radio position, flight management and GPS and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, RPM and pressure within an aircraft’s engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. All types of information are then displayed in the cockpit for reference by pilots.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. Recently, the industry has begun to develop color flat panel displays using liquid crystal displays (LCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important as additional information, such as weather depiction maps, traffic information and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a “suite” of information, will increasingly replace individual displays as the method for delivering and ordering the information displayed in the cockpit.

Air Data and Reduced Vertical Separation Minimum (RVSM)

Pilots use air data for a number of important purposes, including maintaining safe separation from other aircraft. Until recently, aircraft on a similar flight path at altitudes between 29,000 and 41,000 feet have been required to maintain a vertical separation of at least 2,000 feet. As air travel has increased over the past decade, U.S. and global aviation authorities sought ways to increase traffic flow on high traffic routes. These organizations have developed RVSM for adoption in the most congested air space to reduce vertical separation between aircraft from 2,000 feet to 1,000 feet. RVSM increases available flight routes within a vertical airspace, thereby increasing aircraft capacity on high traffic routes.

Safe travel on RVSM routes requires that an aircraft’s altimeter be extremely accurate, and aircraft flying RVSM routes must have RVSM-certified equipment. RVSM has been in effect, as part of the international mandate, between 29,000 and 41,000 feet for certain North Atlantic routes since March 1997. Western Atlantic air routes commenced in 2001 and, as of January 2002, RVSM was phased in on certain Trans-Pacific and European air routes. We believe the North American market comprises over half of the total RVSM marketplace. On October 24, 2003, the Federal Aviation Administration (FAA) affirmed the mandatory compliance date for Domestic Reduced Vertical Separation Minimum (DRVSM) as January 20, 2005.

The Company is well positioned to support the aviation industry’s needs in both a timely and cost effective manner. The recent investment in a new manufacturing facility was made to ensure we would have the production capacity to meet the market demands associated with this mandate.

Flat Panel Displays

Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual small digital displays. Within the last several years, color flat panel displays began to be used in aircraft cockpits. Flat panel displays are LCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also being used for cabin entertainment, security monitoring on-board aircraft and as tactical workstations on military aircraft.

Engine and Fuel Displays

Equipment data, such as engine and fuel related data, traditionally have been displayed on conventional solid-state displays. Equipment data displays fuel and oil levels and provides information on engine activity, including oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays.

Strategy

Our objective is to become a leading supplier and integrator of cockpit information. We believe that our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

•	Maintaining our leadership in the air data and RVSM markets. We believe that we are one of the largest suppliers of air data and RVSM-compliant products to the U.S. retrofit market. As RVSM routes continue to be phased in over the next two years, we anticipate many aircraft will be retrofitted with RVSM-compliant air data systems. The RVSM retrofit market has a limited number of competitors, and we intend to capitalize on our position as a leading provider of reliable, cost competitive RVSM air data products.

•	Establishing leadership in the flat panel display market. We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe that our CIP has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing angles. Accordingly, we believe that these advantages will allow us to generate significant revenues from our CIP and gain significant market share within this market.

•	Continuing our engineering and product development successes. We have developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our CIP is an example of our ability to engineer a superior product through the selective application of non-avionic technology.

•	Increasing our sales to the commercial air transport and corporate/general aviation markets. While we currently sell our products to commercial and corporate aircraft operators and other retrofitters, our products have been predominantly used in the government and military end user markets in prior years. We have strengthened our efforts to diversify our sales to include all end user markets of the aviation industry, particularly the commercial air transport market, including national and regional carriers and other fleet operators, the corporate/general aviation market, primarily through aircraft modification centers, as well as the OEM market. We have begun building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the entire United States military establishment.

•	Expanding our international presence. We plan to increase our international sales through expanding sales and marketing personnel and adding foreign offices. As large flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing the demand for large flat panel displays.

•	Growth through acquisitions or joint ventures. We intend to pursue strategic acquisitions or joint ventures as a means of growing our business with respect to both information management products and content. We have identified profiles of the types of companies we would like to acquire and are evaluating various potential forms of joint ventures. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

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

Flat Panel Displays

We have developed a large flat panel color display that can replace the conventional analog and digital displays currently used in a cockpit and can also display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal (CIP) is capable of displaying nearly all types of air data, equipment data, altitude, heading and navigational data as well as alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps, will be displayed in the cockpit. We have designed our CIP to be capable of displaying information generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation and third-party data and information products.

Our large flat panel display system has demonstrated its broad capability by being selected by the U.S. Navy for application on a Service Life Extension Program for the Landing Craft Air Cushion (LCAC) vehicle. In this program six IS&S flat panel displays replace the previous outdated displays. This kit includes two sizes of displays—10-inch and 15-inch. This program is in current production. Over 75 LCACs exist in the U.S. Navy fleet.

The large flat panel display system broad capability was further demonstrated when The Boeing Company selected our displays for use on its new B767 Global Tanker Transport Aircraft (GTTA). This new refueling and transport aircraft is intended to provide a significant upgrade in capability to air forces around the world. The aircraft has already been sold to Japan and Italy. The U.S. Air Force is expected to purchase this aircraft as a replacement for the

KC-135 tanker. The Company’s equipment on the GTTA includes two displays and one Symbol Generator (SG). The SG is a computer capable of displaying graphics on our flat panel displays.

The Boeing GTTA program represents a series of opportunities for the Company. In addition to the United States Air Force, several foreign governments have picked the GTTA program to replace their aging refueling tankers. The initial GTTA business the Company received from Boeing is for end use with the Italian government and is expected to continue without interruption. The United States Air Force order of 100 planes, however, is currently on hold and under investigation.

Engine and Fuel Displays

We develop, manufacture and market engine and fuel displays. Our solid-state multifunction displays convey information with respect to fuel and oil levels as well as engine activity, such as oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Our displays can be used in conjunction with our own engine and fuel data equipment or that of other manufacturers.

Engine and fuel displays are found in all aircraft and are vital to the safe and proper flight of aircraft. In addition, the accurate conveyance of engine and fuel information is critical for the monitoring of engine stress and the maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

We believe that our engine and fuel displays are extremely reliable, and we have designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products have been installed on C-130H, DC-9, DC-10, P3 and A-10 aircraft.

Customers

Our customers include, among others, the United States Government, Garrett, Bombardier Aerospace (the manufacturer of Learjet), Raytheon, Northwest Airlines, ASTAR Air Cargo (formerly DHL Airways, Inc.), Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell Collins, Airborne Express and Gulfstream Aerospace Corporation.

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

Government and Military Contractors.    We sell our products directly to the DOD as well as to government contractors for end use on military aircraft retrofit programs. DOD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency. As defense spending has decreased over the past decade, the government’s desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government-related contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in the retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, European Air, Midcoast, MK Airlines, ASTAR Air Cargo, Emery, ABX Air and Federal Express. We sell these customers a range of products from fuel quantity indicators to RVSM air data systems.

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

We anticipate that retrofitting of air data systems by aircraft modification centers, and thus the demand for our RVSM products, will increase significantly as RVSM is phased-in on many of the world’s most popular flight routes. Furthermore, we anticipate that as flat panel displays gain popularity, aircraft modification centers will become significant customers of our flat panel product as aircraft owners seek to upgrade their display systems.

OEM Market

We also market our products to original equipment manufacturers, particularly manufacturers of corporate and private jets as well as contractors of military jets. Customers of our products include Bombardier (the manufacturer of Learjet), Gulfstream, Boeing, Raytheon and Lockheed.

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

Backlog

As of September 30, 2003, our backlog was $24.1 million, $20.2 million of which we expect will be sold in fiscal year 2004 as compared to a backlog of $12.7 million as of September 30, 2002. Our backlog consists solely of orders believed to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

Sales and Marketing

We have generally focused our sales efforts on government and military entities and contractors, aircraft operators and OEMs, and more recently on aircraft modification centers. We have recently increased our sales efforts with respect to the commercial and corporate aviation markets in the future. To date, we have made substantial use of third-party sales representatives for our sales efforts. We compensate these third-party sales representatives through commissions.

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

Government Regulation

The manufacture and installation of our products in aircraft owned and operated in the United States is governed by U.S. Federal Aviation Administration (FAA) regulations. We maintain an FAA certified production facility. The most significant of the product and installation regulations focus on Technical Standard Order (TSO) and Supplemental Type Certificate (STC) certifications. These certifications set forth the minimum general standards that a certain type of equipment should meet. As required, we deliver our product in accordance with FAA regulations.

Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the Joint Aviation Authorities (JAA), the European counterpart of the FAA, or another appropriate governmental agency. JAA certification requirements for the manufacturing and installation of our products in European-owned aircraft mirror the FAA regulations. Much like the FAA certification process, the JAA has established a process for granting European Certifications.

In addition to product-related regulations, we are also subject to the government’s procurement regulations with respect to sales of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, pursuant to such regulations, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would normally be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

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

Quality Assurance

Product quality is of vital importance to our customers, and we have taken steps to enhance the overall quality of our products. We are ISO 9001 and AS 9100 certified. ISO 9001 and AS 9100 standards are an international consensus on effective management practices with the goal of ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. These standards allow us to represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and our quality control processes.

Our Competition

The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell Collins, Inc., Thales and Smiths PLC. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., Thales and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases, we may face competition in this area from additional companies in the future.

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

Intellectual Property and Proprietary Rights

We rely on patents to protect our proprietary technology. We currently hold nine U.S. patents and have eight U.S. patent applications pending relating to our technology. In addition, we have three international patents and twenty-two international patent applications pending. Our patents have durations of between 3 and 18 years. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

While there are no pending lawsuits against us regarding the infringement of any patents or other intellectual property rights, we cannot be certain that such infringement claims will not be asserted against us in the future.

Innovative Solutions and Support Website

Our primary website is at http://www.innovative-ss.com. We make available, free of charge, at our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Employees

As of September 30, 2003, we had 113 employees, 50 were in our manufacturing and assembly operations, 27 in research and development, 12 in quality and 24 in selling & general administrative positions.

Our future success depends on our ability to attract, train and retain highly qualified personnel. We plan to hire additional personnel, including, in particular, sales and marketing personnel, during the next twelve months. Competition for such qualified personnel is intense and we may not be able to attract, train and retain highly qualified personnel in the future.

None of our employees is represented by a labor union.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	61	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	55	President
James J. Reilly	63	Chief Financial Officer
Roger E. Mitchell	49	Vice President of Operations

Geoffrey S. M. Hedrick has been our Chief Executive Officer since he founded IS&S in February 1988 and our Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

Roman G. Ptakowski has been our President since March 2003. Prior to that, Mr. Ptakowski served as a Group Vice President and General Manager and, before that, as a Vice President of Sales and Marketing at B/E Aerospace, Inc. Previously, Mr. Ptakowski held a number of positions with increasing responsibility within ASEA Brown Boveri Power T&D Company, Inc. There, he was General Manager of the Protective Relay Division before leaving to join B/E Aerospace, Inc. Mr. Ptakowski received a B.S. in Electrical Engineering from New York University and a MBA from Duke University.

James J. Reilly has been our Chief Financial Officer since February 2000. From 1996 to 1999, Mr. Reilly was employed by B/E Aerospace, Inc., Seating Products Group, where he served as Vice President and Chief Financial Officer. From 1989 to 1996, Mr. Reilly was employed by E-Systems, Inc. as Vice President and Principal Accounting Officer. Mr. Reilly received a Bachelor of Science degree and a MBA from The University of Hartford.

Roger E. Mitchell has been our Vice President of Operations since September 1999. From July 1998 until September 1999, Mr. Mitchell served as our Director of Operations. Prior to joining us, Mr. Mitchell was employed by AlliedSignal, where he held various positions, including Operations Manager from 1994 to 1998. Mr. Mitchell received a Bachelor of Arts degree from Lewis University.

Item 2.    Properties.

In fiscal 2001 we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park located in Exton, Pennsylvania, a suburban Philadelphia location. There we constructed a 44,800 square foot design, manufacturing and office facility. Land development approval allows for expansion of up to 20,400 additional square feet. This would provide for a 65,200 square foot facility. The construction was principally funded with a Chester County Industrial Revenue Bond. The building serves as security for the Industrial Revenue Bond.

Item 3.    Legal Proceedings.

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any current legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the three months ended September 30, 2003.

Part II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISSC” since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2003		Fiscal 2002
Period	High	Low	High	Low
First Quarter	$8.00	$5.50	$9.00	$4.26
Second Quarter	$6.49	$5.50	$10.93	$5.12
Third Quarter	$9.06	$5.70	$10.70	$7.05
Fourth Quarter	$8.49	$6.62	$8.31	$6.04

On December 17, 2003, there were 47 holders of record of the shares of outstanding common stock.

We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2003, including the 1998 Stock Option Plan and the 1988 Stock Incentive Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	870,182	$6.76	298,730
Equity compensation plans not approved by security holders	0	$0	0

Total	870,182	$6.76	298,730

During October 2002, each non-employee director who served on the Board at the beginning of the fiscal year was entitled to receive shares of common stock with a fair market value of $25,000, determined as of the first day of the fiscal year. The shares vested quarterly during the fiscal year, provided that the director was still serving on the board on the date the shares were scheduled to vest. Each of our 6 non-employee directors received a grant of 3,251 shares of restricted stock on October 1, 2003. The restricted stock grants to the non-employee directors were not pursuant to the stock option plan and have not been submitted to, and were not required to be submitted to, the shareholders for approval. We will submit a director stock compensation plan for approval by our stockholders at our 2004 annual meeting of shareholders.

Item 6.    Selected Financial Data.

The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the years ended September 30, 2003, 2002 and 2001 and the balance sheet data as of September 30, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2000 and 1999 and the balance sheet data as of September 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Net Sales	$22,487,882	$33,273,890	$34,384,562	$28,345,620	$28,168,752
Cost of Sales	10,570,009	14,819,043	14,477,868	11,290,085	11,346,057

Gross Profit	11,917,873	18,454,847	19,906,694	17,055,535	16,822,695
Research and Development	1,915,634	3,274,708	4,371,570	4,755,422	3,376,849
Selling, General and Administrative	3,333,977	4,951,732	5,777,929	5,732,886	5,890,362

Total operating expenses	5,249,611	8,226,440	10,149,499	10,488,308	9,267,211
Operating Income	6,668,262	10,228,407	9,757,195	6,567,227	7,555,484
Interest (Income) Expense, Net	(30,137)	(564,555)	(2,196,401)	(722,850)	(450,421)

Income Before Income Taxes	6,698,399	10,792,962	11,953,596	7,290,077	8,005,905
Income Tax (Expense), Net	(2,517,764)	(4,043,405)	(4,422,831)	(1,879,799)	(2,464,715)

Net Income	$4,180,635	$6,749,557	$7,530,765	$5,410,278	$5,541,190

Net Income Per Common Share:
Basic	$0.62	$0.86	$0.59	$0.42	$0.45
Diluted	$0.45	$0.66	$0.57	$0.41	$0.44
Weighted-Average Shares Outstanding:
Basic	6,746,976	7,893,630	12,731,395	12,830,894	12,261,084
Diluted	9,204,344	10,231,931	13,284,484	13,069,387	12,495,774

	September 30,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and Cash Equivalents	$4,638,607	$38,657,433	$42,769,837	$52,245,754	$48,789,744
Working Capital	8,557,052	50,944,599	56,254,288	59,158,307	55,996,411
Total Assets	12,612,189	60,746,527	68,051,426	72,616,685	69,876,625
Debt and Capital Lease Obligations, Less Current Portion	45,764	4,265,447	4,252,635	4,235,000	4,235,000
Total Shareholders’ Equity	8,935,272	50,822,496	60,378,704	64,726,210	61,058,290

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements made in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “will”, “would”, “should”, “guidance”, “potential”, “continue”, “project”, “forecast”, and similar expressions, beliefs, assumptions, estimates and forecasts about our business and the industry and markets in which we operate are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these forward-looking statements. Factors which may affect our business, financial condition and operating results are discussed under “Risk Factors”. We expressly disclaim any intent or obligation to update these forward-looking statements.

Overview

Innovative Solutions and Support was founded in 1988. We design, develop, manufacture and market flight information computers, large flat-panel displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation (RVSM), airspeed and altitude as well as engine and fuel data measurements.

Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily have sold our products to commercial customers for end use in government and military programs. These sales to commercial contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

We record net sales when our products are shipped. Since fiscal year 1998, the majority of our sales have come from the sale of RVSM-compliant air data systems. This included a significant amount of sales to commercial contractors in connection with the U.S. Air Force KC-135 retrofit program. We were the sole supplier of these systems and components under subcontracts with various commercial contractors for the retrofit program, which covered approximately 600 KC-135 aircraft. We completed deliveries on this retrofit program during 2002. Net sales under the KC-135 retrofit program represented 64%, 36% and 1% of our net sales in fiscal 2001, 2002 and 2003, respectively.

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

We intend to continue investing in the development of new products that complement our current product offerings and will expense associated research and development costs as they are incurred.

Our selling, general and administrative expenses consist of sales, marketing, business development, professional services and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting and other general corporate expenses.

Results of Operations

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net sales.    Net sales in fiscal 2003 were $28.2 million. This amount was essentially unchanged from the $28.3 million recorded in fiscal 2002. The sales mix, however, reflected some significant changes as evidenced in a drop off from the completed KC-135 business from $10.3 million in fiscal 2002 to only $0.2 million in fiscal 2003. This $10.1 million reduction was offset with replacement RVSM business from several customers, including Garrett, Northwest Airlines and Bombardier and CIP revenues from the LCAC and Boeing programs.

Cost of sales.    Cost of sales remained flat at $11.3 million or, 40% of net sales, for fiscal 2003 from $11.3 million, or 40% of net sales, for fiscal 2002.

Research and development.    Research and development expenses decreased $1.4 million, or 29%, to $3.4 million, or 12% of net sales, for fiscal 2003 from $4.8 million, or 17% of net sales, for fiscal 2002. The decline in both dollar amount and percent of sales was the result of the following: In fiscal 2002 the Company expensed $0.7 million of certification cost that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing the change at that time. As a result, fiscal 2003’s research and development spending was lower by $0.7 million, the amount of the prior year’s write down. The balance of the $1.4 million decrease was principally due to research and development expenses related to the non recurring engineering contracts that provided revenue. As a result, these costs were recognized in cost of sales.

Selling, general and administrative.    Selling, general and administrative expenses increased $0.2 million or 3% to $5.9 million, or 21% of net sales, for fiscal 2003 from $5.7 million, or 20% of net sales, for fiscal 2002. The increase was principally driven by salary and relocation expenses for new hires including our new president.

Interest (income) expense, net.    Net interest income decreased $0.3 million to $0.4 million in fiscal 2003 as compared to net interest income of $0.7 million in fiscal 2002. Net interest income for fiscal 2003 was lower because of lower interest rates in the year.

Income tax.    Income tax expense was $2.5 million in fiscal 2003 compared to $1.9 million in fiscal 2002. The $0.6 million income tax increase was the result of a higher profit before tax and a smaller research and development tax credit in fiscal 2003 as compared to fiscal 2002.

Net income.    As a result of the factors described above, net income increased $0.1 million or 2% to $5.5 million, or 20% of net sales in fiscal 2003 from $5.4 million, or 19% of net sales in fiscal 2002. On a fully diluted basis, earnings per share (EPS) increased $0.03 or 7% to $0.44 during fiscal 2003 from $0.41 in fiscal 2002.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net sales.    Net sales decreased $6.0 million or 18% to $28.3 million for the fiscal year ended September 30, 2002 from $34.4 million for the fiscal year ended September 30, 2001. The decrease was primarily attributable to reduced shipments on the KC-135 program as a result of completing all required deliveries in the first half of fiscal 2002. Sales on this program totaled $10.3 million in fiscal year 2002 and $22.2 million in fiscal year 2001. This represented a decline in year over year sales of $11.9 million. Approximately one-half of this decline was offset with new customer sales.

Cost of sales.    Cost of sales decreased $3.2 million or 22% to $11.3 million, or 40% of net sales, for fiscal 2002 from $14.5 million, or 42% of net sales, for fiscal 2001. The decline in the dollar amount was essentially due to lower sales and the decline as a percent of net sales was primarily related to cost containment efforts.

Research and development.    Research and development expenses increased $0.4 million, or 9%, to $4.8 million, or 17% of net sales, for fiscal 2002 from $4.4 million, or 13% of net sales, for fiscal 2001. The increase in both dollar amount and percent of sales was due to expensing $0.7 million of certification cost in fiscal year 2002 that was incurred in prior periods and carried as an intangible asset supporting Flat Panel certification on the Pilatus airplane. The decision to change our initial launch aircraft from a Pilatus PC-12 to a Boeing 737 necessitated recognizing this change at this time. Research and development spending in fiscal year 2002, excluding the $0.7 million, declined by $0.3 million or 7% and amounted to $4.0 million or 14% of net sales. The decrease in dollars was due to lower contract labor cost on selected development programs. The increase as a percent of sales was due to lower sales on a year over year basis.

Selling, general and administrative.    Selling, general and administrative expenses decreased $0.1 million, less than 1%, to $5.7 million, or 20% of net sales, for fiscal 2002 from $5.8 million, or 17% of net sales, for fiscal 2001. This spending level reflects our effort to control costs. The increase as a percent of sales was due to a sales decline in fiscal 2002.

Interest (income) expense, net.    Net interest income decreased $1.5 million to $0.7 million in fiscal 2002 as compared to net interest income of $2.2 million in fiscal 2001. Net interest income for fiscal 2002 was lower because of lower interest rates in the year.

Income tax.    Income tax expense was $1.9 million for fiscal 2002 compared to $4.4 million for fiscal 2001. The $2.5 million decrease in income tax was the result of three factors: reduced profit before tax yielded a $1.7 million income tax reduction, recording a $0.7 million research and development tax credit reduced taxes by a like amount and reducing the state effective tax rate from 3% to 1.3% contributed $0.1 million of the reduction.

Net income.    As a result of the factors described above, our net income declined $2.1 million, or 28%, to $5.4 million, or 19% of net sales, for fiscal 2002 from $7.5 million, or 22% of net sales, for fiscal 2001. On a fully diluted basis, earnings per share (EPS) decreased $0.16, or 28%, to $0.41 for fiscal 2002 from $0.57 in fiscal 2001.

Related-Party Transactions:

The Company incurred legal fees of $65,588, $168,779 and $127,990 with a law firm which is a shareholder of the Company for the years ended September 30, 2001, 2002 and 2003, respectively. The fees paid were comparable with the fees paid prior to the law firm’s investment in the Company.

The Company derived net sales of $0, $0 and $67,989 for the years ended September 30, 2001, 2002 and 2003, respectively from an entity which is a shareholder, and purchased $0, $0 and $5,612 of component parts used in the manufacturing process from this related party during such years.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash flows from operations, proceeds from our initial public offering (IPO), and borrowings. We require cash principally to finance inventory, payroll and accounts receivable.

Our cash flow provided from operating activities was $6.0 million in fiscal 2003 as compared to $13.3 million in fiscal 2002. The decrease in year over year cash flow was primarily the result of prior year reductions in inventory and accounts receivable that were not repeated in fiscal 2003. Cash flow provided by operating activities was $13.3 million in fiscal 2002 as compared to $3.6 million in cash provided in fiscal 2001. The increase in year over year cash flow was mainly due to improvements in inventory, accounts receivable, accounts payable and accrued expenses, partially offset with lower net income.

Our cash used in investing activities was $0.1 million in fiscal 2003 as compared to $2.6 million used in fiscal 2002. The year over year decrease in investing activities primarily relates to our new building being completed in fiscal 2002. Consequently, spending stopped in that year. Our cash used in investing activities was $2.6 million in fiscal 2002 as compared to $0.7 million used in fiscal 2001. The increase in investing activities was principally related to changes in restricted cash associated with the industrial development bond that financed, in part, our new building. Actual purchases of property, plant and equipment declined on a year over year basis.

Our cash used by financing activities in fiscal 2003 was $9.4 million as opposed to cash used in fiscal 2002 of $1.2 million. The use of cash in both periods principally relates to the open market re-purchase of our stock. The stock re-purchase is being treated as Treasury Stock and the amount purchased in fiscal 2003 was 1,440,026 shares at an aggregate price of $9.4 million. In fiscal 2002 the Company purchased 250,000 shares at an aggregate price of $1.25 million.

We allowed our credit facility to lapse in August 2000 as a result of the strong cash balance we have from the net proceeds of our IPO. We are in discussions with a number of financial institutions regarding the establishment of a new credit facility.

To accommodate our future growth, we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania. There we constructed a 44,800 square foot facility that is expandable to 65,200 square feet which was completed in October 2001. Both the land and building cost approximate $6.5 million. Of this amount, $4.3 million was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with net proceeds from any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on Loan from Chester County Industrial Dev. Auth.	$567,014	$47,251	$94,503	$94,503	$330,757
Principal on Chester County Industrial Loan	$4,335,000	$100,000			$4,235,000
Operating Leases	$163,813	$47,054	$70,480	$46,279

Total Contractual Cash Obligations	$5,065,827	$194,305	$164,983	$140,782	$4,565,757

Note:    The interest on the Industrial Development Bond assumes the current rate of 1.09%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most critical accounting policies are revenue recognition, income taxes, allowance for doubtful accounts, inventory valuation and warranty reserves.

The Company recognizes sales for products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable, and collection is reasonably assured. The Company recognizes sales upon shipment of products to customers.

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and the amounts are not significant for fiscal 2003.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Effective July 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established with the customer during contract negotiations. In general, revenues are separated between product sales and non-recurring engineering services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing historical data and trends. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operations could be adversely affected.

Inventories are written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affects warranty cost. If the actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and it did not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superseded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 and it did not have a material impact on its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 and it did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 and it did not have a material effect on its financial position or results of operations.

Effective October 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have material impact on the Company’s financial position or results of operations. The Company had no recorded goodwill as of September 30, 2002 and 2003.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31, 2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123”. SFAS No. 148 addresses alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 and it did not have a material impact on its financial position or results of operations. The Company has included the required disclosures within the notes to the financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company evaluated this statement and the adoption will not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The company adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this Issue and it did not have a material impact on the Company’s financial position or results of operations.

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. EITF 03-5 was ratified by the FASB on August 13, 2003 and is effective for transactions entered into after the beginning of the first reporting period after FASB ratification. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

Business Segments

The Company operates in one principal business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States.

Risk Factors

Risks Related to Our Business

Most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

During fiscal 2002 and 2003, we derived 91% and 88%, respectively, of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to account for a significant portion of our revenues in the future. Accordingly, our revenues will decrease if such products do not continue to receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing air data products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

A substantial portion of our sales has been, and we expect will continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 80%, 56% and 22%, respectively, of our revenues during fiscal 2001, 2002 and 2003. Accordingly, our revenues could decline as a result of commercial, general aviation or DOD spending cuts and general budgetary constraints.

In addition, our revenues are concentrated with a limited number of customers. We derived 51% of our revenues during fiscal year 2003 from five customers, Bombardier, DHL, Garrett, Northwest Airlines, and the DOD and 61% of our revenues during fiscal year 2002 from five customers, DME Inc., First Air, Raytheon, Rockwell Collins and DOD. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations. During fiscal 2002 and 2003, 36% and 1% of our revenues resulted from sales in connection with the United States Air Force KC-135 retrofit program in which we are a supplier of certain avionics products. This program was completed in fiscal 2002 and, with the exception of spare parts, repairs and upgrades, no additional sales are expected in future periods.

The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

Although a substantial majority of our revenues has come from sales of air data systems and related products, we expect to spend a large portion of our research and development efforts in developing and marketing our large flat panel display systems (CIP) and complementary products. Our ability to grow and diversify our operations through the introduction and sale of new products, such as large flat panel displays, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on the market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

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

Our success depends on the efforts, abilities and expertise of our senior management and other key personnel, including in particular our Chairman and Chief Executive Officer, Geoffrey S. M. Hedrick. We generally do not have employment agreements with our employees. There can be no assurance that we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. Competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel. We do not maintain key man life insurance for Mr. Hedrick or other executive officers.

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

Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	demand for our products;

•	timing of the introduction of RVSM requirements on various flight routes;

•	capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

•	changes in the use of our products, including non-RVSM air data systems, RVSM systems and flat panel displays;

•	delays in introducing or obtaining government approval for new products;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	costs related to possible acquisitions of technologies or businesses.

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

The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell Collins Inc., Smiths Industries plc and Meggitt Avionics Inc. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in our acquisition strategy, such as the diversion of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not achieve levels of net sales or profitability comparable to those achieved by our existing operations or otherwise perform as expected.

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

We currently hold nine U.S. patents and have eight U.S. patent applications pending. In addition, we have three international patents and twenty-two international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

Our products are currently subject to direct regulation by the U.S. Federal Aviation Administration (FAA), its European counterpart, the Joint Aviation Authorities (JAA), and other comparable organizations. Our products, as they relate to aircraft applications, must be approved by the FAA, JAA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the JAA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the JAA or other appropriate organizations to have them certified for installation outside the United States.

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

We face risks associated with the continuing depressed commercial aviation market for products.

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

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Innovative Solutions and Support, Inc.

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 24, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2003 financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

December 10, 2003

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

October 24, 2001

Note:    The report above is a copy of the previously issued report and the predecessor auditor has not reissued the report.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$52,245,754	$48,789,744
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2002 and 2003	5,300,421	6,955,207
Inventories	3,352,649	2,840,648
Deferred income taxes	650,384	673,134
Prepaid expenses	655,869	660,430

Total current assets	62,205,077	59,919,163

Property and Equipment:
Computers and test equipment	3,261,588	3,309,852
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	517,129	520,973
Manufacturing facility	5,368,690	5,368,690
Land	1,021,245	1,021,245

	13,166,813	13,218,921
Less—accumulated depreciation and amortization	(3,021,918)	(3,670,430)

Net property and equipment	10,144,895	9,548,491

Deposits and Other Assets	266,713	408,971

Total Assets	$72,616,685	$69,876,625

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	17,111	—
Accounts payable	246,814	578,306
Accrued expenses	2,544,909	3,146,409
Deferred revenue	137,936	98,036

Total current liabilities	3,046,770	3,922,751

Note Payable	4,235,000	4,235,000

Deferred Revenue	402,877	332,407

Deferred Income Taxes	205,828	328,177

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized—Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2002 and 2003	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 13,052,069 and 13,080,717 shares issued and outstanding at September 30, 2002 and 2003, respectively	13,052	13,081
Additional paid-in capital	46,093,605	46,248,224
Retained earnings	19,869,553	25,410,742
Treasury stock, at cost, 250,000 and 1,690,026 shares	(1,250,000)	(10,613,757)

Total shareholders’ equity	64,726,210	61,058,290

Total Liabilities and Shareholders’ Equity	$72,616,685	$69,876,625

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2001	2002	2003
Net Sales	$34,384,562	$28,345,620	$28,168,752
Cost of Sales	14,477,868	11,290,085	11,346,057

Gross profit	19,906,694	17,055,535	16,822,695

Operating Expenses:
Research and development	4,371,570	4,755,422	3,376,849
Selling, general and administrative	5,777,929	5,732,886	5,890,362

	10,149,499	10,488,308	9,267,211

Operating Income	9,757,195	6,567,227	7,555,484
Interest Income	(2,196,401)	(855,995)	(582,023)
Interest Expense	—	133,145	131,602

Income before income taxes	11,953,596	7,290,077	8,005,905
Income Taxes	(4,422,831)	(1,879,799)	(2,464,715)

Net Income	$7,530,765	$5,410,278	$5,541,190

Net Income Per Common Share:
Basic	$0.59	$0.42	$0.45

Diluted	$0.57	$0.41	$0.44

Weighted-Average Shares Outstanding:
Basic	12,731,395	12,830,894	12,261,084

Diluted	13,284,484	13,069,387	12,495,774

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, SEPTEMBER 30, 2000	$12,594	$43,881,392	$6,928,510	$—	$50,822,496
Exercise of warrants to purchase Common stock	84	209,499	—	—	209,583
Exercise of options to purchase Common stock	340	1,034,848	—	—	1,035,188
Issuance of stock to directors	6	90,096	—	—	90,102
Tax benefit from exercise of stock options	—	690,570	—	—	690,570
Net income	—	—	7,530,765	—	7,530,765

BALANCE, SEPTEMBER 30, 2001	$13,024	$45,906,405	$14,459,275	$—	$60,378,704
Exercise of options to purchase Common stock	11	23,992	—	—	24,003
Issuance of stock to directors	17	163,208	—	—	163,225
Purchase of treasury stock	—	—	—	(1,250,000)	(1,250,000)
Net income	—	—	5,410,278	—	5,410,278

BALANCE, SEPTEMBER 30, 2002	$13,052	$46,093,605	$19,869,553	$(1,250,000)	$64,726,210
Exercise of options to purchase Common stock	9	19,191	—	—	19,200
Issuance of stock to directors	20	135,428	—	—	135,447
Purchase of treasury stock	—	—	—	(9,363,757)	(9,363,757)
Net income	—	—	5,541,190	—	5,541,190

BALANCE, SEPTEMBER 30, 2003	$13,081	$46,248,224	$25,410,743	$(10,613,757)	$61,058,290

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2001	2002	2003
Cash Flows From Operating Activities:
Net income	$7,530,765	$5,410,278	$5,541,190
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	554,943	860,943	714,210
Write off of software deposit	—	—	101,738
Loss on disposal of fixed assets	—	52,779	50,453
Write off of capitalized certification costs	—	711,195	—
Excess and obsolete inventory expense	200,000	—	(78,495)
Disposal of obsolete inventory	(25,965)	—	—
Bad debt expense	25,000	—	—
Deferred income taxes	58,943	164,859	99,599
Compensation expense for stock issued to directors	120,500	156,330	135,448
Tax benefit from exercise of stock options	690,570	—	—
(Increase) decrease in:
Accounts receivable	39,178	3,029,705	(1,654,786)
Inventories	(1,610,564)	2,349,024	590,496
Prepaid expenses and other	(1,698,483)	535,139	(260,555)
Increase (decrease) in:
Accounts payable	(1,382,263)	(226,970)	331,492
Accrued expenses	(827,279)	383,738	601,500
Deferred revenue	(98,375)	(78,608)	(110,372)

Net cash provided by operating activities	3,576,970	13,348,412	6,061,918

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,516,651)	(2,947,743)	(156,260)
Change in restricted cash	3,824,224	317,465	—

Net cash used in investing activities	(692,427)	(2,630,278)	(156,260)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,035,188	24,003	19,200
Proceeds from exercise of warrants	209,583	—	—
Purchase of treasury stock	—	(1,250,000)	(9,363,757)
Repayments of capitalized lease obligations	(16,910)	(16,220)	(17,111)

Net cash provided by (used in) financing activities	1,227,861	(1,242,217)	(9,361,668)

Net Increase (Decrease) In Cash and Cash Equivalents	4,112,404	9,475,917	(3,456,010)
Cash and Cash Equivalents, Beginning of Year	38,657,433	42,769,837	52,245,754

Cash and Cash Equivalents, End of Year	$42,769,837	$52,245,754	$48,789,744

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$219,782	$73,838	$56,868

Income taxes	$5,512,000	$1,598,192	$1,948,658

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background:

Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers; large flat panel displays and advanced monitoring systems to the military and government, commercial air transport and corporate aviation markets.

The Company completed an initial public offering of Common stock in August 2000. Upon the closing of the offering, the outstanding shares of Series A Preferred stock were converted into 1,941,353 shares of Common stock.

2.    Concentrations:

Major Customers and Products

In fiscal 2001, 2002 and 2003 the Company derived 71%, 61% and 51% of net sales from three, five and five customers, respectively. The accounts receivable related to these five customers was $5.2 million at September 30, 2003. One customer accounted for 36% of net sales in 2002 and 1% of net sales in 2003. The Company’s supply arrangement with this customer was completed in 2002 and, with the exception of spare parts, repairs, and upgrades, no additional sales are expected. As of September 30, 2003, the accounts receivable balance with this customer was $6,761.

In addition, sales of air data and RVSM systems and components were 99%, 91% and 88% of total sales for the years ended September 30, 2001, 2002 and 2003, respectively. Sales of other instrumentation were 1%, 9% and 12% of net sales in the years ended September 30, 2001, 2002 and 2003. A substantial portion of the Company’s sales have been and are expected to continue to be, to prime contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and agencies accounted for approximately 80%, 56% and 22% respectively, of the Company’s net sales during fiscal 2001, 2002 and 2003.

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

The Company also maintains a reserve for doubtful accounts in the amount of $100,000 and had accounts receivable write-offs of $0 and $21,137 in fiscal 2002 and 2003, respectively.

3.    Summary Of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2002 and 2003 consist of funds invested in money market accounts with financial institutions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2002	2003
Raw materials	$1,981,989	$1,412,242
Work-in-process	836,017	785,771
Finished goods	534,643	642,635

	$3,352,649	$2,840,648

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which is depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $554,943, $834,934 and $702,210 for the fiscal years ended 2001, 2002 and 2003.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superseded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003 and it did not have a material impact on the Company’s financial position or results of operations.

The ability to realize long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses including cash

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow and profitability projections that incorporate, as applicable, the impact on the existing business. The analyses necessarily involve significant management judgment. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue Recognition

The Company recognizes sales for products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable, and collection is reasonably assured. The Company recognizes sales upon shipment of products to customers.

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and the amounts are not significant for fiscal 2003.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Effective July 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established with the customer during contract negotiations. In general, revenues are separated between product sales and non-recurring engineering services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

Warranty

Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (see Note 7).

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

Comprehensive Income

Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company would be required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity section of a statement of financial position. Comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values based on pertinent information available to management as of September 30, 2002 and 2003. The estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange.

Stock Options

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied.

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the periods ended September 30, 2002 and 2003 would have been as follows:

	Fiscal Year Ended September 30, 2002	Fiscal Year Ended September 30, 2003
Net income:
As reported	$5,410,278	$5,541,190
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	$(473,929)	$(634,144)

Pro forma	$4,936,349	$4,907,046

Basic EPS:
As reported	$.42	$.45
Pro forma	$.39	$.40

Diluted EPS:
As reported	$.41	$.44
Pro forma	$.38	$.39

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and it did not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superseded SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 and it did not have a material impact on its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various technical corrections to existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 and it did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance provided in Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when management commits to a plan of exit or disposal as is called for by EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 and it did not have a material effect on its financial position or results of operations.

Effective October 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under an impairment-only approach, goodwill and certain intangibles are not amortized into results of operations but instead, are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have material impact on the Company’s financial position or results of operations. The Company had no recorded goodwill as of September 30, 2002 and 2003.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 established requirements for accounting and disclosure of guarantees issued to third parties for various transactions. The accounting requirements of FIN 45 are applicable to guarantees issued after December 31,

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002. The disclosure requirements of FIN 45 are applicable to financial statements issued for periods ending after December 15, 2002. The Company adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123”. SFAS No. 148 addresses alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 and it did not have a material impact on its financial position or results of operations. The Company has included the required disclosures within the notes to the financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company evaluated this statement and the adoption will not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The company adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the EITF reached a consensus EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this Issue and it did not have a material impact on the Company’s financial position or results of operations.

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. EITF 03-5 was ratified by the FASB on August 13, 2003 and is effective for transactions entered into after the beginning of the first reporting period after FASB ratification. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

4.    Net Income Per Share:

Net income per share is calculated pursuant to SFAS No. 128, “Earnings per Share” (EPS). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted-average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

Under SFAS No. 128, the Company’s granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted-average shares outstanding and diluted weighted-average shares outstanding used to compute diluted EPS.

	For the Fiscal Year Ended September 30,
	2001	2002	2003
Weighted-average number of shares—basic	12,731,395	12,830,894	12,261,084
Effect of dilutive securities:
Stock options	289,206	40,272	43,797
Warrants	263,883	198,221	190,893

Weighted-average number of shares—diluted	13,284,484	13,069,387	12,495,774

The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2001, 2002 and 2003, there were 56,000, 89,991 and 219,820 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

5.    Accrued Expenses:

Accrued expenses consist of the following:

	September 30,
	2002	2003
Salary, benefits and payroll taxes	$441,522	$521,730
Warranty	675,640	842,541
Income taxes payable	871,296	1,322,770
Other	556,451	459,368

	$2,544,909	$3,146,409

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Warranty:

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

Warranty cost and accrual information for the fiscal period ended September 30, 2002 is highlighted below:

Warranty accrual at September 30, 2001	$571,748
Accrual expense for the year ended September 30, 2002	296,952
Warranty costs for the year ended September 30, 2002	(193,060)

Warranty accrual at September 30, 2002	$675,640

Warranty cost and accrual information for the fiscal period ended September 30, 2003 is highlighted below:

Warranty accrual at September 30, 2002	$675,640
Accrual expense for year ended September 30, 2003	286,113
Warranty costs for year ended September 30, 2003	(119,212)

Warranty accrual at September 30, 2003	$842,541

7.    Income Taxes:

Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2001	2002	2003
Current Provision:
Federal	$3,831,260	$1,567,129	$2,252,101
State	532,628	147,809	113,015

	4,363,888	1,714,938	2,365,116

Deferred Provision (Benefit):
Federal	51,774	170,881	99,382
State	7,169	(6,020)	217

	58,943	164,861	99,599

	$4,422,831	$1,879,799	$2,464,715

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2001	2002	2003
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.0	1.3	0.9
Research and development tax credits	—	(9.6)	(3.5)
Other	—	.1	(0.6)

	37.0%	25.8%	30.8%

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below. The Company has a cumulative net operating loss (NOL) in its subsidiary (that holds the Company airplane) of $2,268,929 which expires in periods 2020-2023. The Company has recorded a one hundred percent valuation allowance related to this State NOL which is included in the deferred tax assets.

	September 30, 2002	September 30, 2003
Deferred tax assets—
Deferred revenue	$172,121	$151,411
Reserves and accruals	745,064	799,959
State NOL carryforward	88,414	130,282
Valuation allowance	(88,414)	(130,282)

	917,185	951,370

Deferred tax liabilities—
Depreciation	(377,899)	(473,430)
Other	(94,730)	(132,983)

	(472,629)	(606,413)

	$444,556	$344,957

8.    Notes Payable:

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2003:

2004 —	$ 100,000
2005 —	$ 150,000
2006 —	$ 200,000
2007 —	$ 250,000
2008 —	$ 250,000
thereafter —	$ 3,385,000

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2002 and 2003. The proceeds from this loan are considered restricted cash used solely for the construction of the new facility.

The interest cost associated with this debt was $71,848 for fiscal year 2002 and $56,803 for 2003. The entire amount was capitalized in 2001 as part of the construction cost of the new facility. The facility was completed on November 1, 2001. All interest costs after this date were expensed as incurred. The interest rate on this debt was 1.09% at September 30, 2003. The Company also is required to maintain a letter of credit covering this debt.

9.    Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Shareholders’ Equity:

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

Common Stock

The Company issued 5,950, 17,477 and 19,878 shares of Common stock to non-employee directors, with fair values of $90,102, $163,226 and $135,448 for the years ended September 30, 2001, 2002 and 2003, respectively. The fair value of the Common stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations based on the fair market value of the stock on the vesting date. The Company also accrued $39,609 at September 30, 2003 for director shares earned during the year but not issued until after year-end.

Stock Options

The Company’s 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2003, no stock options have been granted to independent contractors or consultants under this plan.

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

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for fiscal 2001, 2002 and 2003 would have been as follows:

	Fiscal Year Ended September 30,
	2001	2002	2003
Net income:
As reported	$7,530,765	$5,410,278	$5,541,190
Pro forma	$6,821,064	$4,936,349	$4,907,046
Basic EPS:
As reported	$0.59	$0.42	$0.45
Pro forma	$0.54	$0.39	$0.40
Diluted EPS:
As reported	$0.57	$0.41	$0.44
Pro forma	$0.51	$0.38	$0.39

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of the stock options granted during the fiscal years ended September 30, 2001, 2002 and 2003 were $9.04, $0 and $6.47, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended September 30,
	2001	2002	2003
Expected dividend rate	—	—	—
Expected volatility	72.0%	—%	67.4%
Weighted-average risk-free interest rate	5.3%	—%	1.5%
Expected lives (years)	7	—	10

Information relative to the Plans is as follows:

	Options	Range of Exercise Weighted Prices	Weighted- Average Exercise Price
Outstanding at September 30, 2000	875,652	.91 – 17.13	6.10
Granted	139,000	9.25 – 15.00	13.00
Exercised	(340,380)	.91 – 10.03	3.04
Cancelled	(177,388)	2.19 – 11.86	5.52

Outstanding at September 30, 2001	496,884	2.19 – 17.13	10.36
Granted	—	—	—
Exercised	(10,963)	2.19 – 2.19	2.19
Cancelled	(19,000)	9.25 – 17.13	10.40

Outstanding at September 30, 2002	466,921	2.19 – 15.00	10.55
Granted	225,000	6.00 – 7.67	6.47
Exercised	(8,770)	2.19 – 2.19	2.19
Cancelled	(93,606)	6.32 – 15.00	12.11

Options outstanding at September 30, 2003	589,545	$2.19 – 14.85	$8.93

Options exercisable at September 30, 2003	225,220	$2.19 – 14.85	$9.26

Options may no longer be granted under the 1988 Stock Incentive Plan. At September 30, 2003, 298,730 shares were available for grant under the 1998 stock option plan.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2003	Weighted- Average Exercise Price
$ 0.0 – 5.00	53,715	4.5	$3.02	53,715	$3.02
$ 5.01 – 7.50	229,406	9.1	$6.39	22,524	$6.41
$ 7.51 – 10.00	19,000	8.9	$7.77	800	$8.16
$10.01 – 12.50	194,424	6.5	$11.37	110,981	$11.38
$12.51 – 15.00	93,000	7.5	$13.73	37,200	$13.73

	589,545	7.5	$8.93	225,220	$9.26

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In connection with the issuance of subordinated notes, the Company issued warrants to purchase 734,570 shares of Common stock at an exercise price of $2.19 per share. The remaining unexercised warrants are fully vested and are exercisable through June 2004.

There are outstanding warrants to purchase 280,637 shares of Common stock at an exercise price of $2.19 per share at September 30, 2003.

During the year ended September 30, 2001, warrants to purchase 83,796 shares of Common stock were exercised for an aggregate purchase price of $209,583. No warrants were exercised in fiscal 2002 or 2003.

11.    Commitments and Contingencies:

Capital Leases

The Company leased certain equipment under capital leases, with terms ranging from three to five years. Implicit interest rates under these leases range from 9% to 9.1%. The capitalized cost of $95,943 and $95,943 and the related accumulated amortization of $88,745 and $95,943 has been included in property and equipment at September 30, 2002 and 2003, respectively. These leases expired during fiscal 2003.

Operating Leases

Rent expense under operating leases totaled $509,436, $38,743 and $26,024 for the years ended September 30, 2001, 2002 and 2003, respectively. As of September 30, 2003, future minimum payments related to all non-cancelable leases total $163,813. The payments for fiscal 2004, 2005, 2006, 2007, and 2008 are $47,054, $45,237, $25,243, $25,243, and $21,036, respectively.

Product Liability

The Company currently has product liability insurance of $20,000,000, which management believes is adequate to cover potential liabilities that may arise.

Employment Agreement

In May 1999, the Company entered into an employment agreement with an employee for an annual salary of $225,000. The Company entered into a separation agreement with this employee in June 2001 under which the employee resigned from his position. In March 2003, the Company entered into an employee agreement with another employee for an annual salary of $250,000. There are no other employee agreements with any other officer of the Company.

Legal Proceedings

From time to time, the Company is subject to various legal proceedings in the ordinary course of business. Management does not believe that any of the current legal proceedings will have a material adverse effect on the Company’s operations or financial condition.

12.    Related-Party Transactions:

The Company incurred legal fees of $65,588, $168,779 and $127,990 with a law firm which is a shareholder of the Company for the years ended September 30, 2001, 2002 and 2003, respectively. The fees paid were comparable with the fees paid prior to the law firm’s investment in the Company.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derived net sales of $0, $0 and $67,989 for the years ended September 30, 2001, 2002 and 2003, respectively from an entity which is a shareholder, and purchased $0, $0 and $5,612 of component parts used in the manufacturing process from this related party during such years.

13.    Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2003	2002	2003	2002	2003	2002	2003
Net Sales	7,308,466	4,422,795	$6,597,567	$7,122,425	$7,212,210	$6,519,628	$7,227,377	$10,103,904
Cost of Sales	2,730,129	2,042,998	2,789,538	2,964,740	2,936,254	2,744,729	2,834,164	3,593,590
Gross Profit	4,578,337	2,379,797	3,808,029	4,157,685	4,275,956	3,774,899	4,393,213	6,510,314
Operating Income	1,812,719	198,352	1,437,887	1,840,908	1,275,150	1,518,629	2,041,471	3,997,595
Net Income	1,277,587	223,686	1,004,153	1,271,258	1,615,554	1,230,958	1,512,984	2,815,288
Net Income per Share—Basic	0.10	0.02	0.08	0.10	0.13	0.10	0.12	0.24
Net Income per Share—Diluted	0.10	0.02	0.08	0.10	0.12	0.10	0.12	0.23

The sum of the quarterly per share amounts may not equal per share amounts reported for year ended fiscal 2002 and 2003. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

14.    Business Segments

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

Item 9A.    Controls and procedures

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 14.    Principal accounting fees and services

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

See index to Financial Statements at Item 8 on page 28 of this report.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1#	Articles of Incorporation of IS&S.

3.2#	Bylaws of IS&S.

10.1*#	IS&S 1988 Incentive Stock Option Plan.

10.2*#	IS&S 1998 Stock Option Plan.

10.4*#	Employment Agreement by and between Roger E. Mitchell and IS&S dated July 7, 1998.

10.5#	Stock Purchase Agreement by and between IS&S and Parker Hannifin Corporation dated July 11, 1991.

10.6#	Securities Purchase Agreement by and among IS&S, Geoffrey S. M. Hedrick, The P/A Fund and Parker Hannifin Corporation dated May 8, 1995.

10.7#	Form of Warrant Agreement.

10.8@	Bond Purchase Agreement.

10.9@	Reimbursement, Credit and Security Agreement.

10.10@	Loan Agreement.

10.11@	Trust Indenture.

10.12*†	Employment Agreement by and between Roman G. Ptakowski and IS&S dated March 29, 2003.

21	Subsidiaries of IS&S.

23.1	Consent of Deloitte and Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
#	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.
@	Incorporated by reference from the Registrant’s Form 10-K filed with the Commission for fiscal year 2000.
†	Incorporated by reference from the registrant’s Form 10-Q filed with the Commission for the quarter ended March 31, 2003.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M. HEDRICK
Geoffrey S. M. Hedrick Chairman of the Board and Chief Executive Officer

Dated:	December 16, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick (Principal Executive Officer)	Chairman of the Board and Chief Executive Officer	December 16, 2003

/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski (President))	President	December 16, 2003

/s/ JAMES J. REILLY James J. Reilly (Principal Financial and Accounting Officer)	Chief Financial Officer	December 16, 2003

/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 16, 2003

/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 16, 2003

/s/ BENJAMIN A. COSGROVE Benjamin A. Cosgrove	Director	December 16, 2003

/s/ IVAN M. MARKS Ivan M. Marks	Director	December 16, 2003

/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 16, 2003

/s/ ROBERT H. RAU Robert H. Rau	Director	December 16, 2003