Form 10-Q
period 2003-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2004-02-02
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of January 20, 2004, there were 11,486,593 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30, 2003	As of December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$48,789,744	$51,854,634
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2003 and December 31, 2003	6,955,207	5,644,290
Inventories	2,840,648	3,303,354
Deferred income taxes	673,134	673,134
Prepaid expenses	660,430	699,610

Total current assets	59,919,163	62,175,022

Property and Equipment:
Computers and test equipment	3,309,852	3,522,937
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	520,973	565,126
Manufacturing facility	5,368,690	5,368,690
Land	1,021,245	1,021,245

Total property and equipment	13,218,921	13,476,159
Less-accumulated depreciation and amortization	(3,670,430)	(3,813,287)

Net property and equipment	9,548,491	9,662,872

Deposits and Other Assets	408,971	146,114

Total Assets	$69,876,625	$71,984,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$100,000	$100,000
Accounts payable	578,306	756,900
Accrued expenses	3,146,409	3,084,705
Deferred revenue	98,036	191,093

Total current liabilities	3,922,751	4,132,698

Note Payable	4,235,000	4,235,000

Deferred Revenue	332,407	314,788

Deferred Income Taxes	328,177	328,177

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized—Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2003 and December 31, 2003
Common stock, $.001 par value; 75,000,000 shares authorized, 13,080,717 and 13,176,019 shares issued at September 30, 2003 and December 31, 2003, respectively	13,081	13,176
Additional paid-in capital	46,248,224	46,555,834
Retained earnings	25,410,742	27,018,092
Treasury stock, at cost, 1,690,026 shares	(10,613,757)	(10,613,757)

Total shareholders’ equity	61,058,290	62,973,345

Total Liabilities and Shareholders’ Equity	$69,876,625	$71,984,008

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2003
Net Sales	$4,422,795	$8,523,336
Cost of Sales	2,042,998	3,481,411

Gross Profit	2,379,797	5,041,925

Operating expense:
Research and development	927,302	1,009,275
Selling, general and administrative	1,254,143	1,640,620

Operating Income	198,352	2,392,030
Interest Income	182,929	112,671
Interest Expense	37,149	31,855

Income Before Income Taxes	344,132	2,472,846
Income Tax Expense	120,446	865,496

Net Income	$223,686	$1,607,350

Net Income per Common Share
Basic	$0.02	$0.14
Diluted	$0.02	$0.14
Weighted Average Shares Outstanding
Basic	12,711,403	11,412,614
Diluted	12,942,990	11,776,015

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2003
Cash Flows From Operating Activities:
Net income	$223,686	$1,607,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	179,277	161,864
Loss on disposal of fixed assets	11,113	1,037
Excess and obsolete inventory expense	—	42,194
Compensation expense for stock issued to directors	40,326	39,609
Tax benefit from exercise of stock options	—	10,047
(Increase)/decrease in—
Accounts receivable	1,450,905	1,310,917
Inventories	74,056	(504,899)
Prepaid expenses and other	(155,474)	220,676
Increase/(decrease) in—
Accounts payable	57,328	178,593
Accrued expenses	(298,251)	(61,704)
Deferred revenue	(5,118)	75,439

Net cash provided by operating activities	1,577,848	3,081,123

Cash Flows From Investing Activities:
Purchases of property and equipment	(58,255)	(274,283)

Net cash used in investing activities	(58,255)	(274,283)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	85,193
Proceeds from exercise of warrants	—	172,857
Purchase of treasury stock	(807,646)	—
Repayments of capitalized lease obligations	(5,403)	—

Net cash provided by (used in) financing activities	(813,049)	258,050

Net Increase (Decrease) in Cash and Cash Equivalents	706,544	3,064,890
Cash and Cash Equivalents, Beginning of Year	52,245,754	48,789,744

Cash and Cash Equivalents, End of Period	$52,952,298	$51,854,634

The accompanying notes are an integral part of these statements.

Innovative Solutions & Support Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, large flat panel displays and advanced monitoring systems for military, government, commercial air transport and corporate aviation markets.

The balance sheet as of December 31, 2003, the statement of operations for the three months ended December 31, 2002 and 2003 and the statements of cash flows for the three months ended December 31, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2003
Weighted average shares outstanding:
Basic	12,711,403	11,412,614
Effect of dilutive securities:
Employee stock options	34,858	196,044
Warrants	196,729	167,357

Weighted average shares outstanding:
Diluted	12,942,990	11,776,015

For the three month period ended December 31, 2003, there were 57,206 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended December 31, 2003, two customers accounted for 33% and 18% respectively of revenues or 51% on a combined basis. For the three months ended December 31, 2002, four customers accounted for 17%, 17%, 12%, and 11% of revenues or 57% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	December 31, 2003
Raw materials	$1,412,242	$1,477,703
Work-in-process	785,771	1,091,250
Finished goods	642,635	734,401

	$2,840,648	$3,303,354

5. Warranty

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

Warranty cost and accrual information for the three months ended December 31, 2003 is highlighted below:

Warranty accrual at September 30, 2003	$842,541
Accrued expense for the quarter ended December 31, 2003	80,935
Warranty costs for the quarter ended December 31, 2003	(33,308)

Warranty accrual at December 31, 2003	$890,168

6. Stock Options

The Company’s 1988 Stock Incentive Plan provides for the granting of incentive stock options to employees. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through December 31, 2003, no stock options have been granted to independent contractors or consultants under this plan.

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

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three-month period ended December 31, 2002 and 2003 would have been as follows:

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2003
Net income:
As reported	$223,686	$1,607,350
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$156,753	$181,085

Pro forma	$66,933	$1,426,265

Basic EPS:
As reported	$.02	$.14
Pro forma	$.01	$.12
Diluted EPS:
As reported	$.02	$.14
Pro forma	$.01	$.12

7. New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company evaluated FIN 46(R), and the adoption has no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of December 31, 2003.

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. EITF 03-5 was ratified by the FASB on August 13, 2003 and is effective for transactions entered into after the beginning of the first reporting period after FASB ratification. The Company adopted this statement and it did not have a material impact on its consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and sell flight information computers, flat panel displays and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets.

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

Since fiscal year 1997, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems.

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. To date, we have been selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. In addition we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. Both of these programs have multi-year requirements that we believe will provide a solid base for future awards.

Our cost of sales is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

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

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net sales. Net sales increased $4.1 million, or 93%, to $8.5 million for the three months ended December 31, 2003 from $4.4 million in the three months ended December 31, 2002. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments in the current period as well as lower than normal net sales in the prior year period.

Cost of sales. Cost of sales increased $1.5 million or 70%, to $3.5 million, or 41% of net sales, in the three months ended December 31, 2003 from $2.0 million, or 46% of net sales, in the three months ended December 31, 2002. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage of net sales, the decrease was the result of higher net sales in the period.

Research and development. Research and development expenses increased $0.1 million or 9% to $1.0 million or 12% of net sales in the three months ended December 31, 2003 from $0.9 million or 21% of net sales in the three months ended December 31, 2002. The absolute dollar increase was not material. As a percentage of net sales, the decrease was the result of higher net sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $386,000, or 31%, to $1.6 million, or 19% of net sales, in the three months ended December 31, 2003 from $1.3 million or 28% of net sales, in the three months ended December 31, 2002. The increase in the dollar amount was the result of higher commissions due to increased net sales and salaries, including an additional executive officer. As a percent of net sales the decrease was the result of higher net sales in the period.

Interest Income. Interest income was $113,000 in the three months ended December 31, 2003 as compared to interest income of $183,000 in the three months ended December 31, 2002. The decreased interest income in the three months ended December 31, 2003 was primarily the result of lower interest rates in the period.

Interest Expense. Interest expense was $32,000 in the three months ended December 31, 2003 as compared to $37,000 in the three months ended December 31, 2002. The decrease was due to lower interest rates in the period.

Income Tax Expense. Income tax expense for the three months ended December 31, 2003 was $865,000. The income tax expense for the three months ending December 31, 2002 was $120,000. The effective tax rate for both periods was 35% and the increase in income tax expense was due to higher income in the period.

Net Income. As a result of the factors described above, our net income in the three months ended December 31, 2003 increased $1.4 million or 619%, to $1.6 million, or 19% of net sales.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations and the proceeds of our initial public offering (IPO) in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $3.1 million for the three months ended December 31, 2003 as compared to $1.6 million for the three months ended December 31, 2002. The increase was essentially due to higher net income.

Our cash used in investing activities was $275,000 for the three months ended December 31, 2003 as compared to $58,000 for the three months ended December 31, 2002. The increase was primarily due to the purchase of additional manufacturing and engineering equipment.

Net cash flow from financing activities was $258,000 for the three months ended December 31, 2003 as compared to $813,000 in usage in the three months ended December 31, 2002. The primary use of cash in the prior period was to acquire treasury stock and this period’s in-flow was the result of proceeds from the exercise of stock options and warrants.

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

Backlog

At December 31, 2003 our backlog of released business was $26.0 million. This represents an $11.0 million or 73% increase from the December 31, 2002 backlog of $15.0 million. Our backlog consists solely of orders that we believe to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

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

Effective for transactions entered into after October 1, 2003, the Company accounts for transactions with software and non-software components under EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

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

Business Segments

We operate in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. We currently derive virtually all our net sales from the sale of this equipment. Almost all of the net sales, operating results and identifiable assets are in the United States.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company evaluated FIN 46(R), and the adoption has no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of December 31, 2003.

In July 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 03-5, “Applicability of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” EITF 03-5 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. EITF 03-5 was ratified by the FASB on August 13, 2003 and is effective for transactions entered into after the beginning of the first reporting period after FASB ratification. The Company adopted this statement and it did not have a material impact on its consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•	continued market acceptance of our air data systems products;

•	the ability to obtain or the timing of obtaining future government awards;

•	the availability of government funding and customer requirements both domestically and internationally;

•	difficulties in developing and producing our flat panel display systems (CIP) or other planned products or product enhancements;

•	market acceptance of our CIP system or other planned products or product enhancements;

•	our ability to gain regulatory approval of our products in a timely manner;

•	delays in receiving components from third party suppliers;

•	the competitive environment;

•	the timing and customer acceptance of product deliveries and launches;

•	the termination of programs or contracts for convenience by customers;

•	failure to retain key personnel;

•	new product offerings from competitors;

•	potential future acquisitions;

•	protection of intellectual property rights; and

•	our ability to service the international market.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003

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

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: February 3, 2004	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002