Form 10-Q
period 2004-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2004-05-04
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  No

     As of April 21, 2004, there were 11,566,028 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
FORM 10-Q March 31, 2004
INDEX

Back to Contents

PART I–FINANCIAL INFORMATION
Item 1–Financial Statements
INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2003	As of March 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$48,789,744	$53,069,748
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2003 and March 31, 2004	6,955,207	6,633,766
Inventories	2,840,648	4,062,529
Deferred income taxes	673,134	673,134
Prepaid expenses	660,430	642,512

Total current assets	59,919,163	65,081,689

Property and Equipment:
Computers and test equipment	3,309,852	3,627,188
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	520,973	642,041
Manufacturing facility	5,368,690	5,414,986
Land	1,021,245	1,021,245

Total property and equipment	13,218,921	13,703,621
Less-accumulated depreciation and amortization	(3,670,430)	(3,996,116)

Net property and equipment	9,548,491	9,707,505

Deposits and Other Assets	408,971	143,114

Total Assets	$69,876,625	$74,932,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	—	7,257
Accounts payable	578,306	1,101,914
Accrued expenses	3,146,409	2,856,652
Deferred revenue	98,036	182,848

Total current liabilities	3,922,751	4,248,671

Note Payable	4,235,000	4,235,000

Capitalized Lease Obligations	—	24,348

Deferred Revenue	332,407	297,170

Deferred Income Taxes	328,177	320,089

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized–Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2003 and March 31, 2004
Common stock, $.001 par value; 75,000,000 shares authorized, 13,080,717 and 13,244,525 shares issued at September 30, 2003 and March 31, 2004, respectively	13,081	13,245
Additional paid-in capital	46,248,224	46,815,369
Retained earnings	25,410,742	29,592,173
Treasury stock, at cost, 1,690,026 shares	(10,613,757)	(10,613,757)

Total shareholders’ equity	61,058,290	65,807,030

Total Liabilities and Shareholders’ Equity	$69,876,625	$74,932,308

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Six Months Ended March 31, 2003	Six Months Ended March 31, 2004

Net Sales	$7,122,425	$10,895,287	$11,545,220	$19,418,623
Cost of Sales	2,964,740	3,662,841	5,007,738	7,144,252

Gross Profit	4,157,685	7,232,446	6,537,482	12,274,371

Operating expense:
Research and development	838,586	1,488,893	1,765,888	2,498,169
Selling, general and administrative	1,478,191	1,869,484	2,732,333	3,510,103

Operating Income	1,840,908	3,874,069	2,039,261	6,266,099
Interest Income	146,314	117,204	329,242	229,875
Interest Expense	31,441	31,148	68,590	63,003

Income Before Income Taxes	1,955,781	3,960,125	2,299,913	6,432,971
Income Tax Expense	684,523	1,386,044	804,969	2,251,540

Net Income	$1,271,258	$2,574,081	$1,494,944	$4,181,431

Net Income per Common Share
Basic	$0.10	$0.22	$0.12	$0.36
Diluted	$0.10	$0.22	$0.12	$0.35
Weighted Average Shares Outstanding
Basic	12,630,220	11,513,478	12,667,281	11,462,771
Diluted	12,837,461	11,862,085	12,887,832	11,819,584

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31, 2003	For the Six Months Ended March 31, 2004

Cash Flows From Operating Activities:
Net income	$1,494,944	$4,181,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	357,152	347,694
Write-off of software deposit	101,738	—
Loss on disposal of fixed assets	__	1,037
Excess and obsolete inventory expense	—	42,194
Compensation expense for stock issued to directors	71,009	102,073
Tax benefit from exercise of stock options	—	48,716
(Increase)/decrease in–
Accounts receivable	(798,949)	321,441
Inventories	(106,617)	(1,264,075)
Prepaid expenses and other	(236,791)	277,775
Increase/(decrease) in–
Accounts payable	371,413	523,607
Accrued expenses	(188,296)	(297,844)
Deferred revenue	(12,637)	49,575

Net cash provided by operating activities	1,052,966	4,333,624

Cash Flows From Investing Activities:
Purchases of property and equipment	(65,661)	(501,745)

Net cash used in investing activities	(65,661)	(501,745)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	128,425
Proceeds from exercise of warrants	—	288,095
Purchase of treasury stock	(2,324,847)	—
Capital lease obligations	—	39,119
Repayments of capitalized lease obligations	(10,016)	(7,514)

Net cash provided by (used in) financing activities	(2,334,863)	448,125

Net Increase (Decrease) in Cash and Cash Equivalents	(1,347,558)	4,280,004
Cash and Cash Equivalents, Beginning of Year	52,245,754	48,789,744

Cash and Cash Equivalents, End of Period	$50,898,196	$53,069,748

The accompanying notes are an integral part of these statements.

Back to Contents

Innovative Solutions & Support Inc.
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, flat panel displays and advanced monitoring systems for the military, government, commercial air transport and corporate aviation markets.

The balance sheet as of March 31, 2004, the statement of operations for the three months and six months ended March 31, 2003 and 2004 and the statements of cash flows for the six months ended March 31, 2003 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Six Months Ended March 31, 2003	Six Months Ended March 31, 2004
Weighted average shares outstanding:
Basic	12,630,220	11,513,478	12,667,281	11,462,771
Effect of dilutive securities:
Employee stock options	28,190	222,537	31,508	210,100
Warrants	179,051	126,070	189,043	146,713

Weighted average shares outstanding:
Diluted	12,837,461	11,862,085	12,887,832	11,819,584

For the six-month period ended March 31, 2004, there were 58,414 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended March 31, 2004, four customers accounted for 13%, 12%, 11% and 10% of net sales or 46% on a combined basis. For the three months ended March 31, 2003, three customers accounted for 30%, 17%, and 12% of net sales or 59% on a combined basis. For the six months ended March 31, 2004, three customers accounted for 20%, 14% and 10% of net sales or 44% on a combined basis. For the six months ended March 31, 2003, three customers accounted for 25%, 15% and 10% of net sales or 50% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

Back to Contents

	September 30, 2003	March 31, 2004

Raw materials	$1,412,242	$2,068,868
Work-in-process	785,771	1,410,459
Finished goods	642,635	583,202

	$2,840,648	$4,062,529

5. Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. During the period ended March 31, 2004, the Company changed its warranty accrual based upon favorable historical experience. Should actual product failure rates, material or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended March 31, 2004 is highlighted below:

Warranty accrual at December 31, 2003	$890,168
Accrued expense for the quarter ended March 31, 2004	48,483
Warranty costs for the quarter ended March 31, 2004	(29,586)
Change in estimate of warranty liability	(166,400)

Warranty accrual at March 31, 2004	$742,665

Warranty cost and accrual information for the six months ended March 31, 2004 is highlighted below:

Warranty accrual at September 30, 2003	$842,541
Accrued expense for the six months ended March 31, 2004	129,417
Warranty costs for the six months ended March 31, 2004	(62,893)
Change in estimate of warranty liability	(166,400)

Warranty accrual at March 31, 2004	$742,665

6. Stock Options

The Company’s 1988 Stock Incentive Plan terminated in 1998 consistent with its ten year life. The Company’s 1998 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through March 31, 2004, no stock options have been granted to directors, independent contractors or consultants under this plan.

Incentive stock options granted under the terminated 1988 Stock Incentive Plan and the 1998 Stock Option Plan (the “Plans”) must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the 1998 Plan may be less than, equal to or greater than the fair value of the common stock on the date of grant. Required disclosure information regarding the Plans has been combined due to the similarities in the Plans. The Company has reserved 1,259,350 shares of Common stock for awards under the 1998 plan.

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three-month and six-month periods ended March 31, 2003 and 2004 would have been as follows:

Back to Contents

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Six Months Ended March 31, 2003	Six Months Ended March 31, 2004

Net income:
As reported	$1,271,258	$2,574,081	$1,494,944	$4,181,431
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$93,618	$193,044	$187,236	$386,088

Pro forma	$1,177,640	$2,381,037	$1,307,708	$3,795,343

Basic EPS:
As reported	$.10	$.22	$.12	$.36
Pro forma	$.09	$.21	$.10	$.33
Diluted EPS:
As reported	$.10	$.22	$.12	$.35
Pro forma	$.09	$.20	$.10	$.32

7. New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of March 31, 2004.

Back to Contents

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and sell flight information computers, flat panel displays and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets.

Our revenues are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily sell our products to commercial customers for end use in government and military programs.

Since fiscal 1997, the majority of our revenues have come from the sale of Reduced Vertical Separation Minimum (RVSM) compliant air data systems.

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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales. Net sales increased $3.8 million, or 53%, to $10.9 million for the three months ended March 31, 2004 from $7.1 million in the three months ended March 31, 2003. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance and equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Cost of sales. Cost of sales increased $0.7 million or 24%, to $3.7 million, or 34% of net sales, in the three months ended March 31, 2004 from $3.0 million, or 42% of net sales, in the three months ended March 31, 2003. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of both higher net sales in the period coupled with a favorable change in estimate of the Company’s accrued warranty liability in the period.

Research and development. Research and development expenses increased $0.7 million or 78% to $1.5 million or 14% of net sales in the three months ended March 31, 2004 from $0.8 million or 12% of net sales in the three months ended March 31, 2003. Both the absolute dollar and percent to sales increase was principally due to increased spending on the flat panel program as the Company prepares to submit its Technical Standard Order (TSO) application to the FAA.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.4 million, or 26%, to $1.9 million, or 17% of net sales, in the three months ended March 31, 2004 from $1.5 million or 21% of net sales, in the three months ended March 31, 2003. The increase in the dollar amount was the result of higher commissions due to increased net sales and salaries, including the salary of an additional executive officer hired by the Company on March 31, 2003. The decrease as a percent of net sales was the result of higher net sales in the period.

Back to Contents

Interest Income. Interest income was $117,000 in the three months ended March 31, 2004 as compared to interest income of $146,000 in the three months ended March 31, 2003. The decreased interest income in the three months ended March 31, 2004 was primarily the result of lower interest rates in the period.

Interest Expense. Interest expense was $31,000 in the three months ended March 31, 2004 and 2003.

Income Tax Expense. Income tax expense for the three months ended March 31, 2004 was $1.4 million. The income tax expense for the three months ending March 31, 2003 was $0.7 million. The effective tax rate for both periods was 35% and the increase in income tax expense was due to higher income in the period.

Net Income. As a result of the factors described above, our net income in the three months ended March 31, 2004 increased $1.3 million or 102%, to $2.6 million, or 24% of net sales.

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003

Net sales. Net sales increased $7.9 million, or 68%, to $19.4 million for the six months ended March 31, 2004 from $11.5 million in the six months ended March 31, 2003. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase reflects an industry wide response to an FAA mandate requiring RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance and equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Cost of sales. Cost of sales increased $2.1 million or 43%, to $7.1 million, or 37% of net sales, in the six months ended March 31, 2004 from $5.0 million, or 43% of net sales, in the six months ended March 31, 2003. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of both higher net sales in the period coupled with a favorable change in the Company’s estimate of accrued warranty liability in the period.

Research and development. Research and development expenses increased $0.7 million or 41% to $2.5 million or 13% of net sales in the six months ended March 31, 2004 from $1.8 million or 15% of net sales in the six months ended March 31, 2003. Both the absolute dollar and percent to sales increase was principally due to increased spending on the flat panel program as the Company prepares to submit its TSO application to the FAA.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.8 million or 28%, to $3.5 million, or 18% of net sales, in the six months ended March 31, 2004 from $2.7 million or 24% of net sales, in the six months ended March 31, 2003. The increase in the dollar amount was the result of higher commissions due to increased net sales and salaries, including the salary of an additional executive officer hired by the Company on March 31, 2003. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest Income. Interest income was $230,000 in the six months ended March 31, 2004 as compared to interest income of $329,000 in the six months ended March 31, 2003. The decreased interest income in the six months ended March 31, 2004 was primarily the result of lower interest rates in the period.

Interest Expense. Interest expense was $63,000 in the six months ended March 31, 2004 as compared to $69,000 in the six months ended March 31, 2003. The decrease was due to lower interest rates in the period.

Income Tax Expense. Income tax expense for the six months ended March 31, 2004 was $2.3 million. The income tax expense for the six months ending March 31, 2003 was $0.8 million. The effective tax rate for both periods was 35% and the increase in income tax expense was due to higher income in the period.

Net Income. As a result of the factors described above, our net income in the six months ended March 31, 2004 increased $2.7 million or 180%, to $4.2 million, or 22% of net sales.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations and the proceeds of our initial public offering (IPO) in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $4.3 million for the six months ended March 31, 2004 as compared to $1.1 million for the six months ended March 31, 2003. The increase was due to higher net income while a $1.1 million improvement in accounts receivable was offset with a $1.1 million inventory increase. The increase in inventory was primarily due to additional purchases of raw material and increased production in response to increased order backlog and in anticipation of an increased demand for RVSM equipment in light of the industry wide response to the FAA’s mandate discussed above.

Back to Contents

Our cash used in investing activities was $502,000 for the six months ended March 31, 2004 as compared to $66,000 for the six months ended March 31, 2003. The increase was primarily due to the purchase of additional manufacturing and engineering equipment.

Net cash flow from financing activities was $448,000 for the six months ended March 31, 2004 as compared to $2.3 million in usage in the six months ended March 31, 2003. The primary use of cash in the six month period ended March 31, 2003 was to acquire treasury stock. In the six month period ended March 31, 2004, the in-flow of cash was the result of proceeds from the exercise of stock options and warrants.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with the net proceeds from our IPO will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we now anticipate either through acquisitions or organic growth. Further, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Backlog

At March 31, 2004 our backlog of released business was $27.0 million. This represents a $3.9 million or 17% increase from the March 31, 2003 backlog of $23.1 million. Our backlog consists solely of orders that we believe to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

Back to Contents

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of March 31, 2004.

Back to Contents

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•	continued market acceptance of our air data systems products;

•	the ability to obtain or the timing of obtaining future government awards;

•	the availability of government funding and customer requirements both domestically and internationally;

•	difficulties in developing and producing our flat panel display systems (CIP) or other planned products or product enhancements;

•	market acceptance of our CIP system or other planned products or product enhancements;

•	our ability to gain regulatory approval of our products in a timely manner;

•	delays in receiving components from third party suppliers;

•	the competitive environment;

•	the timing and customer acceptance of product deliveries and launches;

•	the termination of programs or contracts for convenience by customers;

•	failure to retain key personnel;

•	new product offerings from competitors;

•	potential future acquisitions;

•	protection of intellectual property rights;

•	our ability to service the international market;

•	other factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Item 4.      Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II–OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: April 26, 2004	By:	/s/ JAMES J. REILLY

James J. Reilly Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002