Form 10-Q
period 2004-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2004-08-16
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from_____________________ to ___________________________

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
Yes           No

As of August 11, 2004, there were 11,809,204 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
FORM 10-Q June 30, 2004
INDEX

Back to Contents

PART I–FINANCIAL INFORMATION
Item 1–Financial Statements
INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2003	As of June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$48,789,744	$58,627,694
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2003 and June 30, 2004	6,955,207	4,991,335
Inventories	2,840,648	4,697,647
Deferred income taxes	673,134	673,134
Prepaid expenses	660,430	615,241
Total current assets	59,919,163	69,605,051
Property and Equipment:
Computers and test equipment	3,309,852	3,728,577
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	520,973	599,013
Manufacturing facility	5,368,690	5,414,986
Land	1,021,245	1,021,245
Total property and equipment	13,218,921	13,761,982
Less-accumulated depreciation and amortization	(3,670,430)	(4,166,087)
Net property and equipment	9,548,491	9,595,895
Deposits and Other Assets	408,971	140,113
Total Assets	$69,876,625	$79,341,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$100,000	$100,000
Current portion of capitalized lease obligations	—	7,257
Accounts payable	578,306	779,794
Accrued expenses	3,146,409	3,270,660
Deferred revenue	98,036	153,180
Total current liabilities	3,922,751	4,310,891
Note Payable	4,235,000	4,235,000
Capitalized Lease Obligations	—	22,524
Deferred Revenue	332,407	279,552
Deferred Income Taxes	328,177	320,089
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized–Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2003 and June 30, 2004

Common stock, $.001 par value; 75,000,000 shares authorized, 13,080,717 and 13,462,385 shares issued at September 30, 2003 and
June 30, 2004, respectively	13,081	13,462
Additional paid-in capital	46,248,224	47,895,517
Retained earnings	25,410,742	32,877,781
Treasury stock, at cost, 1,690,026 shares	(10,613,757)	(10,613,757)
Total shareholders’ equity	61,058,290	70,173,003
Total Liabilities and Shareholders’ Equity	$69,876,625	$79,341,059

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2004
Net Sales	$6,519,628	$12,269,653	$18,064,848	$31,688,276
Cost of Sales	2,744,729	4,056,372	7,752,467	11,200,624
Gross Profit	3,774,899	8,213,281	10,312,381	20,487,652
Operating expense:
Research and development	658,259	1,363,143	2,424,147	3,861,311
Selling, general and administrative	1,598,011	2,090,357	4,330,342	5,600,461
Operating Income	1,518,629	4,759,781	3,557,892	11,025,880
Interest Income	134,142	116,110	463,383	345,985
Interest Expense	33,090	31,197	101,680	94,201
Income Before Income Taxes	1,619,681	4,844,694	3,919,595	11,277,664
Income Tax Expense	388,723	1,559,086	1,193,694	3,810,625
Net Income	$1,230,958	$3,285,608	$2,725,901	$7,467,039
Net Income per Common Share
Basic	$0.10	$0.28	$0.22	$0.65
Diluted	$0.10	$0.27	$0.22	$0.63
Weighted Average Shares Outstanding
Basic	11,982,569	11,666,639	12,437,036	11,530,994
Diluted	12,204,971	11,960,746	12,660,902	11,867,818

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended June 30, 2003	For the Nine Months Ended June 30, 2004
Cash Flows From Operating Activities:
Net income	$2,725,901	$7,467,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	499,693	520,665
Write-off of software deposit	101,738	—
Loss on disposal of fixed assets	__	1,037
Excess and obsolete inventory expense	—	62,998
Compensation expense for stock issued to directors	99,302	182,766
Tax benefit from exercise of stock options	—	175,982
(Increase)/decrease in–
Accounts receivable	984,132	1,963,871
Inventories	(383,196)	(1,919,997)
Prepaid expenses and other	(356,441)	305,045
Increase/(decrease) in–
Accounts payable	195,581	201,486
Accrued expenses	(232,161)	116,164
Deferred revenue	(8,024)	2,290
Net cash provided by operating activities	3,626,525	9,079,346
Cash Flows From Investing Activities:
Purchases of property and equipment	(35,990)	(560,105)
Net cash used in investing activities	(35,990)	(560,105)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	674,330
Proceeds from exercise of warrants	—	614,598
Purchase of treasury stock	(5,244,862)	—
Capital lease obligations	—	39,119
Repayments of capitalized lease obligations	(14,570)	(9,338)
Net cash provided by (used in) financing activities	(5,259,432)	1,318,709
Net Increase (Decrease) in Cash and Cash Equivalents	(1,668,897)	9,837,950
Cash and Cash Equivalents, Beginning of Year	52,245,754	48,789,744
Cash and Cash Equivalents, End of Period	$50,576,857	$58,627,694

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

The balance sheet as of June 30, 2004, the statement of operations for the three months and nine months ended June 30, 2003 and 2004 and the statements of cash flows for the nine months ended June 30, 2003 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2004
Weighted average shares outstanding:
Basic	11,982,569	11,666,639	12,437,036	11,530,994
Effect of dilutive securities:
Employee stock options	43,351	294,107	38,922	239,015
Warrants	179,051	0	184,944	97,809
Weighted average shares outstanding:
Diluted	12,204,971	11,960,746	12,660,902	11,867,818

For the nine-month period ended June 30, 2004, there were 7,153 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended June 30, 2004, three customers accounted for 17%, 11%, and 10% of net sales or 38% on a combined basis. For the three months ended June 30, 2003, two customers accounted for 17% each of revenues or 34% on a combined basis. For the nine months ended June 30, 2004, four customers accounted for 13%, 13%, 10% and 10% of net sales or 46% on a combined basis. For the nine months ended June 30, 2003, three customers accounted for 18%, 11% and 11% of net sales or 40% on a combined basis.

Back to Contents

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	June 30, 2004
Raw materials	$1,412,242	$1,982,555
Work-in-process	785,771	1,999,337
Finished goods	642,635	715,755
	$2,840,648	$4,697,647

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

Warranty cost and accrual information for the three months ended June 30, 2004 is highlighted below:

Warranty accrual at March 31, 2004	$742,665
Accrued expense for the quarter ended June 30, 2004	45,993
Warranty costs for the quarter ended June 30, 2004	(38,702)
Warranty accrual at June 30, 2004	$749,956

Warranty cost and accrual information for the nine months ended June 30, 2004 is highlighted below:

Warranty accrual at September 30, 2003	$842,541
Accrued expense for the nine months ended June 30, 2004	175,410
Warranty costs for the nine months ended June 30, 2004	(101,595)
Change in estimate of warranty liability	(166,400)
Warranty accrual at June 30, 2004	$749,956

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

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three-month and nine-month periods ended June 30, 2003 and 2004 would have been as follows:

Back to Contents

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2004
Net income:
As reported	$1,230,958	$3,285,608	$2,725,901	$7,467,039
Deduct: Total stock based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects	$177,580	$194,088	$490,680	$568,524
Pro forma	$1,053,378	$3,091,520	$2,235,221	$6,898,515
Basic EPS:
As reported	$.10	$.28	$.22	$.65
Pro forma	$.09	$.26	$.18	$.60
Diluted EPS:
As reported	$.10	$.27	$.22	$.63
Pro forma	$.09	$.26	$.18	$.58

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of June 30, 2004.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. To date, we have been selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. Further, we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. Both of these programs have multi-year requirements that we believe will provide a solid base for future awards. In addition, the Company’s flat panel display received certification from the Federal Aviation Administration (FAA) in the form of a Technical Standard Order (TSO) on July 2, 2004.

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net sales. Net sales increased $5.8 million, or 88%, to $12.3 million for the three months ended June 30, 2004 from $6.5 million in the three months ended June 30, 2003. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Back to Contents

Cost of sales. Cost of sales increased $1.3 million or 48%, to $4.1 million, or 33% of net sales, in the three months ended June 30, 2004 from $2.7 million, or 42% of net sales, in the three months ended June 30, 2003. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of higher net sales in the period.

Research and development. Research and development expenses increased $0.7 million or 107% to $1.4 million or 11% of net sales in the three months ended June 30, 2004 from $0.7 million or 10% of net sales in the three months ended June 30, 2003. Both the absolute dollar and percent to sales increase was principally due to increased spending on the flat panel program as the Company prepared to submit its Technical Standard Order (TSO) application to the FAA. The FAA awarded the Company’s flat panel display a TSO on July 2, 2004.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.5 million, or 31%, to $2.1 million, or 17% of net sales, in the three months ended June 30, 2004 from $1.6 million or 25% of net sales, in the three months ended June 30, 2003. The increase in the dollar amount was the result of higher corporate governance expenses coupled with increased salaries. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest income. Interest income was $116,000 in the three months ended June 30, 2004 as compared to interest income of $134,000 in the three months ended June 30, 2003. The decreased interest income in the three months ended June 30, 2004 was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $31,000 in the three months ended March 31, 2004 as compared to interest expense of $33,000 in the three months ended June 30, 2003. The decreased interest expense in the three months ended June 30, 2004 was primarily the result of lower interest rates in the period.

Income tax expense. Income tax expense for the three months ended June 30, 2004 was $1.6 million. The income tax expense for the three months ending June 30, 2003 was $0.4 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the June 30, 2004 quarter was 32%. In the June 30, 2003 quarter the effective tax rate was 24%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2003 due to lower pre-tax income in the period ended June 30, 2003.

Net income. As a result of the factors described above, our net income in the three months ended June 30, 2004 increased $2.1 million or 167%, to $3.3 million, or 27% of net sales, from $1.2 million or 19% of net sales in the three months ended June 30, 2003.

Nine Months Ended June 30, 2004 Compared to the Nine Months Ended June 30, 2003

Net sales. Net sales increased $13.6 million, or 75%, to $31.7 million for the nine months ended June 30, 2004 from $18.1 million in the nine months ended June 30, 2003. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase reflects an industry wide response to an FAA mandate requiring RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Back to Contents

Cost of sales. Cost of sales increased $3.4 million or 44%, to $11.2 million, or 35% of net sales, in the nine months ended June 30, 2004 from $7.8 million, or 43% of net sales, in the nine months ended June 30, 2003. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of both higher net sales in the period coupled with a favorable change in the Company’s estimate of accrued warranty liability in the period.

Research and development. Research and development expenses increased $1.4 million or 59% to $3.9 million or 12% of net sales in the nine months ended June 30, 2004 from $2.4 million or 13% of net sales in the nine months ended June 30, 2003. The absolute dollar increase was principally due to increased spending on the flat panel program as the Company prepared to submit its TSO application to the FAA. The Company was awarded a TSO certification for their Flat Panel Display on July 2, 2004 by the FAA. On a percent to sales basis, the 2004 period was less than 2003 by one percentage point because of higher sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $1.3 million or 29%, to $5.6 million, or 18% of net sales, in the nine months ended June 30, 2004 from $4.3 million or 24% of net sales, in the nine months ended June 30, 2003. The increase in the dollar amount was the result of higher wages, commissions due to increased net sales and corporate governance. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest income. Interest income was $346,000 in the nine months ended June 30, 2004 as compared to interest income of $463,000 in the nine months ended June 30, 2003. The decreased interest income in the nine months ended June 30, 2004 was primarily the result of lower interest rates in the period.

Interest expense. Interest expense was $94,000 in the nine months ended June 30, 2004 as compared to $102,000 in the nine months ended June 30, 2003. The decrease was due to lower interest rates in the period.

Income tax expense. Income tax expense for the nine months ended June 30, 2004 was $3.8 million. The income tax expense for the nine months ending June 30, 2003 was $1.2 million. The increase in income tax expense was mostly due to higher income in the period. The effective tax rate in the June 30, 2004 year to date period was 34%. In the June 30, 2003 year to date period the effective tax rate was 31%. In each year to date period, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2003 due to lower pre-tax income in the period ended June 30, 2003.

Net income. As a result of the factors described above, our net income in the nine months ended June 30, 2004 increased $4.7 million or 174%, to $7.5 million, or 24% of net sales, from $2.7 million or 15% of net sales in the nine months ended June 30, 2003.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations and the proceeds of our initial public offering (IPO) in August 2000. We require cash principally to finance inventory, accounts receivable and payroll.

Back to Contents

Our cash flow provided from operating activities was $9.1 million for the nine months ended June 30, 2004 as compared to $3.6 million for the nine months ended June 30, 2003. The increase was due to higher net income in the period while a $2.0 million improvement in accounts receivable was mostly offset with a $1.9 million inventory increase. The increase in inventory was primarily due to additional purchases of raw material and increased production in response to a higher order backlog and in anticipation of an increased demand for RVSM equipment in light of the industry wide response to the FAA’s mandate discussed above.

Our cash used in investing activities was $560,000 for the nine months ended June 30, 2004 as compared to $36,000 for the nine months ended June 30, 2003. The increase was primarily due to the purchase of additional manufacturing and engineering equipment.

Net cash flow from financing activities was $1.3 million for the nine months ended June 30, 2004 as compared to $5.3 million in usage in the nine months ended June 30, 2003. In the nine month period ended June 30, 2004, the in-flow of cash was the result of proceeds from the exercise of stock options and warrants. The primary use of cash in the nine month period ended June 30, 2003 was to acquire treasury stock.

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

Backlog

At June 30, 2004 our total backlog was $44.9 million, a 19% increase from the June 30, 2003 backlog of $37.8 million.(1)

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

(1) Note that some elements of our backlog includes options for additional equipment. In the event an option is not exercised by a customer the backlog would be reduced accordingly.

Back to Contents

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

Back to Contents

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of June 30, 2004.

Back to Contents

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•	continued market acceptance of our air data systems products;
•	the ability to obtain or the timing of obtaining future government awards;
•	the availability of government funding and customer requirements;
•	difficulties in developing and producing our flat panel display systems (CIP) or other planned products or product enhancements;
•	market acceptance of our CIP system or other planned products or product enhancements;
•	our ability to gain regulatory approval of our products in a timely manner;
•	delays in receiving components from third party suppliers;
•	the competitive environment;
•	the timing and customer acceptance of product deliveries and launches;
•	the termination of programs or contracts for convenience by customers;
•	failure to retain key personnel;
•	new product offerings from competitors;
•	potential future acquisitions;
•	protection of intellectual property rights;
•	our ability to service the international market;
•	other factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

Back to Contents

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: August 11, 2004	By: /s/ JAMES J. REILLY

James J. Reilly Chief Financial Officer