Form 10-K
period 2004-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2004-12-08
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________ .

Commission File No. 0-3115

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

      The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 6, 2004 was approximately $284,548,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of December 6, 2004, there were 11,838,356 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed prior to February 1, 2005 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
2004 Annual Report on Form 10-K

Back to Contents

PART I

Item 1.    Business

Overview

      Innovative Solutions and Support, Inc. (the “Company”, “IS&S” or “We”) was founded in 1988. The Company designs, manufactures and sells flight information computers, flat-panel displays and advanced monitoring systems to the Department of Defense (DoD), government agencies, defense contractors, commercial air transport carriers, original equipment manufacturers (OEMs), and corporate/general aviation markets. Our strategy is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for both the aviation industry and DoD requirements. We believe that this approach, combined with our industry experience, enables us to develop high-quality products, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

      Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market but also for the Original Equipment Manufacturer (OEM) market. Since fiscal 1997, a substantial portion of our revenues has been from the sale of air data systems that are critical for safe flight. Additionally, our air data equipment will bring aircraft into compliance with government regulations; including Reduced Vertical Separation Minimum (RVSM) requirements that have been phased in by regulatory authorities on most heavily traveled global flight routes. We believe we are one of three primary suppliers of RVSM products to the U.S. retrofit market. As a result of our expertise, we were selected as a supplier of RVSM systems and components in connection with the United States Air Force’s KC-135 retrofit program, which we believe to be one of the largest U.S. military RVSM retrofit programs to date. The Company successfully completed this major multi-year procurement in fiscal 2002. We have been selected by a number of airframe OEM’s and modification centers as an RVSM system supplier for a variety of air transport and business aviation aircraft.

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

      In fiscal 2004 the CIP product line was further advanced when the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the large flat panel display or CIP. The TSO establishes the product as meeting the requirements that have been implemented by the FAA to ensure safe flight on a variety of aircraft types. The TSO awarded to the Company addresses the most stringent Commercial Air Transport Market requirements as provided in Section 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

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

      There are three general types of flight data: flight critical aircraft control information such as air data, which includes aircraft speed, altitude and rates of ascent and descent; aircraft heading and altitude as well as engine data such as fuel and oil quantity and other engine measurements; navigation data such as radio position, flight management and GPS and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, RPM and pressure within an aircraft’s engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference.

Back to Contents

      Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. The industry has now begun to develop color flat panel displays using liquid crystal displays (LCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important as additional information, such as weather depiction maps, traffic information and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a “suite” of information, will increasingly replace individual displays as the method for delivering and ordering the information displayed in the cockpit.

Air Data and Reduced Vertical Separation Minimum (RVSM)

      Pilots use air data for a number of important purposes, including maintaining safe separation from other aircraft. Until recently, aircraft on a similar flight path at altitudes between 29,000 and 41,000 feet have been required to maintain a vertical separation of at least 2,000 feet. As air travel has increased over the past decade, U.S. and global aviation authorities sought ways to increase traffic flow on high traffic routes. These organizations have developed RVSM for adoption in the most congested air space to reduce vertical separation between aircraft from 2,000 feet to 1,000 feet. RVSM essentially doubles flight routes within a vertical airspace, thereby increasing aircraft capacity on high traffic routes throughout the world.

      Safe travel on RVSM routes requires that an aircraft’s altimeter be extremely accurate, and aircraft flying RVSM routes must have RVSM-certified equipment. RVSM has been in effect, as part of the international mandate, between 29,000 and 41,000 feet for certain North Atlantic routes since March 1997. Western Atlantic air routes commenced in 2001 and, as of January 2002, RVSM was phased in on Trans-Pacific and European air routes. We believe the North American market comprises over half of the total RVSM marketplace. On October 24, 2003, the Federal Aviation Administration (FAA) affirmed the mandatory compliance date for Domestic Reduced Vertical Separation Minimum (DRVSM) as January 20, 2005.

      The Company is well positioned to support the aviation industry’s needs in both a timely and cost effective manner. The recent investment in a new manufacturing facility was made to ensure we would have the production capacity to meet the market demands associated with this mandate. It is clear the number of planes that need to receive updated equipment in order to fly in RVSM space will not all make the compliance deadline. While there is equipment capacity to accommodate the demand, there are insufficient installation facilities, as planes need to be grounded for several days in order to change out equipment. Accordingly, the demand will continue well into 2005.

Flat Panel Displays

      Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual small digital displays. Within the last several years, color flat panel displays began to be used in aircraft cockpits. Flat panel displays are LCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also being used for cabin entertainment, security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line presents numerous advantages for the presentation of engine performance data as well.

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

Strategy

      Our objective is to become a leading supplier and integrator of cockpit information. We believe that our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

Back to Contents

•	Maintaining our leadership in the air data markets. We believe that we are one of the largest suppliers of air data products to the U.S. retrofit market.

•	Establishing leadership in the flat panel display market. We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe that our CIP has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing angles. Accordingly, we believe that these advantages will allow us to generate significant revenues from our CIP and gain significant market share within this market.

•	Continuing our engineering and product development successes. We have developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our CIP is an example of our ability to engineer a superior product through the selective application of non-avionic technology.

•	Increasing our sales to the DoD, government agencies, defense contractors, commercial air transport and corporate/general aviation markets. We have strengthened our efforts to diversify our sales to include all end user markets of the aviation industry, particularly legacy military aircraft programs and the commercial air transport market, including national and regional carriers and other fleet operators as well as the corporate/general aviation market, primarily through aircraft modification centers, as well as the OEM market. We have begun building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the DoD.

•	Expanding our international presence. We plan to increase our international sales through expanding sales and marketing personnel and adding foreign offices. As large flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing the demand for large flat panel displays.

•	Growth through acquisitions or joint ventures. We intend to pursue strategic acquisitions or joint ventures as a means of growing our business with respect to both information management products and content. We have identified profiles of the types of companies we would like to acquire and are evaluating various potential forms of joint ventures. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

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

Back to Contents

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

      Our flat panel display system has demonstrated its broad capability by being selected by the U.S. Navy for application on a Service Life Extension Program for the Landing Craft Air Cushion (LCAC) vehicle. In this program six IS&S flat panel displays replace the previous outdated displays. This kit includes two sizes of displays–10-inch and 15-inch. This program is in current production. Over 75 LCACs exist in the U.S. Navy fleet.

      The flat panel display system broad capability was further demonstrated when The Boeing Company selected our displays for use on its new B767 Global Tanker Transport Aircraft (GTTA). This new refueling and transport aircraft is intended to provide a significant upgrade in capability to air forces around the world. The aircraft has already been sold to Japan and Italy. The U.S. Air Force is expected to purchase this aircraft as a replacement for the KC-135 tanker. The Company’s equipment on the GTTA includes two displays and one Symbol Generator (SG). The SG is a computer capable of displaying graphics on our flat panel displays.

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

      On July 2, 2004 the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the large flat panel display or CIP. The TSO establishes our flat panel display as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types. The TSO awarded to the Company addresses the most stringent Commercial Air Transport Market requirements as provided in Section 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

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

Customers

      Our customers include, among others, the United States Government, Garrett, Bombardier Aerospace (the manufacturer of Learjet), Raytheon, Northwest Airlines, ASTAR Air Cargo (formerly DHL Airways, Inc.), Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell Collins, Airborne Express, Gulfstream Aerospace Corporation, Plain Avionics and Star Aviation.

Back to Contents

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

      Updating an individual aircraft’s existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

      •      the DoD and defense contractors;

      •      aircraft operators; and

      •      aircraft modification centers.

      Department of Defense and Defense Contractors.    We sell our products directly to the DoD as well as to defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency such as the United States Air Force’s requirement for replacing Central Air Data Computers on the fleet of A-10 aircraft. The government’s desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

      Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in the retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, Midcoast, MK Airlines, ASTAR Air Cargo, Emery, ABX Air, Federal Express, Kitty Hawk, ARC, Champion and Kelowna Flightcraft LTD. We sell these customers a range of products from fuel quantity indicators to air data systems.

      Aircraft Modification Centers.    Based on industry data, we believe there are approximately 12,800 private and corporate aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person’s car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our products. We believe that our air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. Our large modification center customers include Bombardier Learjet, Garrett Aviation, AVCON, Star Aviation, Plain Avionics and Raytheon Aircraft Services.

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

OEM Market

      We also market our products to original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to DoD contractors manufacturing military jets. Customers of our products include Bombardier (the manufacturer of Learjet), Gulfstream, Boeing, Raytheon, Piaggio and Lockheed.

      Most aircraft manufacturers equip their current production aircraft with RVSM-compliant air data systems. In addition, we expect that as flat panel displays become increasingly popular, OEMs will begin manufacturing an increasing percentage of their aircraft with flat panel displays, either as standard or optional equipment. Most new high-end business aviation aircraft have flat panel displays as standard equipment.

Back to Contents

Backlog

      As of September 30, 2004, our released backlog was $35.4 million. This represented an increase of $11.3 million or 47% from the September 30, 2003 released backlog of $24.1 million. We anticipate that essentially all of the current released backlog will be delivered to customers in fiscal 2005.

Sales and Marketing

      We have generally focused our sales efforts on the DoD, DoD contractors, aircraft operators and OEMs, and more recently on aircraft modification centers. We have recently increased our sales efforts with respect to the commercial and corporate aviation markets. To date, we have made substantial use of third-party sales representatives for our sales efforts. We compensate these third-party sales representatives through commissions.

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

      In addition to product-related regulations, we are also subject to the government’s procurement regulations with respect to sales of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, pursuant to such regulations, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Manufacturing, Assembly and Materials Acquisition

      Our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a finished system. We believe that this method allows us to achieve relatively flexible manufacturing capacity while minimizing expenses. We generally purchase the components for our products from third-party vendors and assemble them in a clean room environment to reduce impurities and improve the performance of our products. Many of the components we purchase are standard products, although certain parts are made to our specifications.

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

Back to Contents

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

Our Competition

      The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell Collins, Inc., Thales and Smiths PLC. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases, we may face competition in this area from additional companies in the future.

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

Intellectual Property and Proprietary Rights

      We rely on patents to protect our proprietary technology. We currently hold twelve U.S. patents and have seven U.S. patent applications pending relating to our technology. In addition, we have eight international patents and twenty-four international patent applications pending. Our patents have durations of between 3 and 18 years. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

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

Our Employees

      As of September 30, 2004, we had 129 employees, 61 were in our manufacturing and assembly operations, 33 in research and development, 11 in quality and 24 in selling & general administrative positions.

      Our future success depends on our ability to attract, train and retain highly qualified personnel. We plan to hire additional personnel, including, in particular, sales and marketing personnel, during the next twelve months. Competition for such qualified personnel is intense and we may not be able to attract, train and retain highly qualified personnel in the future. Our employees are not represented by a labor union.

Back to Contents

Executive Officers of the Registrant

      The following is a list of our executive officers, their ages and their positions:

Name	Age	Position

Geoffrey S. M. Hedrick	62	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	56	President
James J. Reilly	64	Chief Financial Officer
Roger E. Mitchell	50	Vice President of Operations

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

Item 4.    Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our shareholders during the three months ended September 30, 2004.

Back to Contents

Part II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock has been traded on the Nasdaq National Market under the symbol “ISSC” since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2004		Fiscal 2003

Period	High	Low	High	Low

First Quarter	$18.25	$7.58	$8.00	$5.50
Second Quarter	$17.10	$11.90	$6.49	$5.50
Third Quarter	$21.60	$13.85	$9.06	$5.70
Fourth Quarter	$29.10	$19.06	$8.49	$6.62

      On December 6, 2004, there were 43 holders of record of the shares of outstanding common stock.

      We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Equity Compensation Plan Information

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2004, including the 1998 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	560,458	$10.19	194,012
Equity compensation plans not approved by security holders	0	$0	0

Total	560,458	$10.19	194,012

      The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. Each individual who was an eligible Director on both October 1, 2003 and February 26, 2004, was automatically granted a one-time award of restricted stock for shares having a fair market value of $25,000 as of the close of business on October 1, 2003. The shares vest quarterly during the fiscal year, provided that the director was still serving on the board on the date the shares were scheduled to vest. Six of our seven non-employee directors received a grant of 3,125 shares of restricted stock as of October 1, 2003. The remaining Director received a pro rated grant of 2,500 shares as of October 1, 2003.

Item 6.    Selected Financial Data.

      The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the years ended September 30, 2004, 2003 and 2002 and the balance sheet data as of September 30, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2001 and 2000 and the balance sheet data as of September 30, 2002, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Back to Contents
	Fiscal year ended September 30,

	2000	2001	2002	2003	2004
Statement of Operations Data:
Net sales	$33,273,890	$34,384,562	$28,345,620	$28,168,752	$46,099,777
Cost of sales	14,819,043	14,477,868	11,290,085	11,346,057	15,663,108

Gross profit	18,454,847	19,906,694	17,055,535	16,822,695	30,436,669
Research and development	3,274,708	4,371,570	4,755,422	3,376,849	4,811,156
Selling, general and administrative	4,951,732	5,777,929	5,732,886	5,890,362	7,567,959

Total operating expenses	8,226,440	10,149,499	10,488,308	9,267,211	12,379,115
Operating income	10,228,407	9,757,195	6,567,227	7,555,484	18,057,554
Interest (income) expense, net	(564,555)	(2,196,401)	(722,850)	(450,421)	(404,727)

Income before income taxes	10,792,962	11,953,596	7,290,077	8,005,905	18,462,281
Income tax (expense) benefit, net	(4,043,405)	(4,422,831)	(1,879,799)	(2,464,715)	(6,530,084)

Net income	$6,749,557	$7,530,765	$5,410,278	$5,541,190	$11,932,197

Net income per common share:
Basic	$0.86	$0.59	$0.42	$0.45	$1.03
Diluted	$0.66	$0.57	$0.41	$0.44	$1.00

Weighted average shares outstanding
Basic	7,893,630	12,731,395	12,830,894	12,261,084	11,600,253
Diluted	10,231,931	13,284,484	13,069,387	12,495,774	11,952,120

	September 30,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$38,657,433	$42,769,837	$52,245,754	$48,789,744	$65,867,167
Working capital	50,944,599	56,254,288	59,158,307	55,996,411	70,627,114
Total Assets	60,746,527	68,051,426	72,616,685	69,876,625	87,468,627
Debt and capital lease obligations,
less current portion	4,265,447	4,252,635	4,235,000	4,235,000	4,255,681
Total shareholders’ equity	50,822,496	60,378,704	64,726,210	61,058,290	75,454,987

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

Overview

      Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and markets flight information computers, large flat-panel displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation (RVSM), airspeed and altitude as well as engine and fuel data measurements.

      Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Our customers include the DoD and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we primarily have sold our products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Back to Contents

      Our cost-of-sales are comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments as well as warranty costs.

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

Results of Operations

      Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

      Net sales.    Net sales increased $17.9 million or 64% to $46.1 million for the fiscal year ended September 30, 2004 from $28.2 million in the fiscal year ended September 30, 2003. The rise in net sales was primarily due to increased demand for our Air Data Display Units, Digital Air Data Computers and other related air data products. The increased demand is in response to commercial aviation and air transport customers continuing to upgrade their respective aircraft with up-to-date air data systems that fully meet the Federal Aviation Administration’s (FAA) Reduced Vertical Separation Minimum (RVSM) mandate. Several customers, including Garrett, Northwest Airlines, Bombardier, Plain Avionics, Raytheon, Star Aviation and AVCON contributed to the year over year growth.

      Cost of sales.    Cost of sales increased $4.3 million or 38% to $15.7 million, or 34% of net sales, for fiscal 2004 from $11.3 million, or 40% of net sales, for fiscal 2003. The increase in the dollar amount was essentially due to higher sales in the period. The decline as a percent of net sales was primarily the result of cost containment efforts coupled with fixed operating costs being absorbed over higher net sales in the current period.

      Research and development.    Research and development expenses increased $1.4 million, or 42%, to $4.8 million, or 10% of net sales in fiscal 2004 from $3.4 million or 12% of net sales in fiscal 2003. The dollar increase was principally due to increased spending on the flat panel program as the Company was in final stages of submitting its Technical Standard Order (TSO) application to the FAA. As a result of that effort the Company was awarded a TSO certification for their Flat Panel Display on July 2, 2004 by the FAA. On a percent to sales basis, fiscal 2004 was less than fiscal 2003 by two percentage points because of higher net sales in the current period.

      Selling, general and administrative.    Selling, general and administrative expenses increased $1.7 million or 28% to $7.6 million, or 16% of net sales, for fiscal 2004 from $5.9 million, or 21% of net sales, for fiscal 2003. The increase in the dollar amount was the result of higher wages, corporate governance initiatives and commissions due to higher net sales. The decrease as a percent of net sales was the result of higher net sales in the current period.

      Interest (income) expense, net.    Net interest income decreased less than $0.1 million to $0.4 million in fiscal 2004 as compared to net interest income of $0.5 million in fiscal 2003. Net interest income for fiscal 2004 was lower because of lower interest rates in the current period.

      Income tax.    Income tax expense was $6.5 million in fiscal 2004 compared to $2.5 million in fiscal 2003. The $4.1 million income tax increase was the result of a higher profit before tax and a smaller research and development tax credit in fiscal 2004 as compared to fiscal 2003.

      Net income.    As a result of the factors described above, net income increased $6.4 million or 115% to $11.9 million, or 26% of net sales in fiscal 2004 from $5.5 million, or 20% of net sales in fiscal 2003. On a fully diluted basis, earnings per share (EPS) increased $0.56 or 127% to $1.00 during fiscal 2004 from $0.44 in fiscal 2003.

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

Back to Contents

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

Related-Party Transactions:

      The Company incurred legal fees of $168,779, $127,990 and $115,898 with a law firm which is a shareholder of the Company for the years ended September 30, 2002, 2003 and 2004, respectively. The fees paid were comparable with the fees paid prior to the law firm’s investment in the Company.

      The Company derived net sales of $0, $67,989 and $124,652 for the years ended September 30, 2002, 2003 and 2004, respectively from an entity which is a shareholder, and purchased $0, $5,612 and $0 of component parts used in the manufacturing process from this related party during such years.

      For the years ended September 30, 2002, 2003 and 2004, respectively, we incurred service fees of $29,486, $18,703 and $124,932 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

Liquidity and Capital Resources

      Our primary sources of liquidity have been cash flows from operations, proceeds from our initial public offering (IPO), and borrowings. We require cash principally to finance inventory, payroll and accounts receivable.

      Our cash flow provided from operating activities was $16.1 million in fiscal 2004 as compared to $6.1 million in fiscal 2003. The increase in year over year cash flow was primarily the result of higher net income ($6.4 million), improved accounts receivable ($3.6 million), accrued expenses ($1.0 million) and accounts payable ($0.8 million) partially offset with $3.0 million of higher inventory. Cash flow provided by operating activities was $6.1 million in fiscal 2003 as compared to $13.3 million in fiscal 2002. The decrease in year over year cash flow was primarily the result of prior year reductions in inventory and accounts receivable that were not repeated in fiscal 2003.

Our cash used in investing activities was $0.8 million in fiscal 2004 as compared to $0.2 million used in fiscal 2003. The year over year increase in investing activities primarily relates to purchases of manufacturing and engineering equipment. Our cash used in investing activities was $0.2 million in fiscal 2003 as compared to $2.6 million used in fiscal 2002. The year over year decrease in investing activities primarily relates to our new building being completed in fiscal 2002.

      Our cash inflow from financing activities in fiscal 2004 was $1.8 million as opposed to cash used in fiscal 2003 of $9.4 million. The cash inflow in fiscal 2004 relates to the exercise of stock options ($1.1 million) and warrants ($0.7 million). The outflow or use of cash in fiscal 2003 relates to the open market re-purchase of our stock. The stock re-purchase was treated as Treasury Stock and the amount purchased in fiscal 2003 was 1,440,026 shares at an aggregate price of $9.4 million. In fiscal 2002 the Company purchased 250,000 shares at an aggregate price of $1.25 million.

Back to Contents

      We allowed our credit facility to lapse in August 2000 as a result of the strong cash balance we have from the net proceeds of our IPO. We are in discussions with a number of financial institutions regarding the establishment of a new credit facility.

      To accommodate our future growth, we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania. There we constructed a 44,800 square foot facility, completed in October 2001, that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million. Of this amount, $4.3 million was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations.

      Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our operations and expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with net proceeds from any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Interest on loan from Chester County Industrial Dev. Auth. (1)	$663,256	$66,326	$132,651	$132,651	$331,628
Principal on Chester County Industrial Loan	$4,335,000	$100,000			$4,235,000
Operating Leases	$18,343	$18,343
Capital Leases	$27,938	$7,257	$14,514	$6,167
Purchase Obligations (2)	$6,416,092	$6,416,092

	$11,460,629	$6,608,018	$147,165	$138,818	$4,566,628

(1) The interest on the Industrial Development Bond assumes the current rate of 1.53%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

(2) A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to fulfillment of our current order backlog.

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

Back to Contents

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

Back to Contents

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

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

Business Segments

      The Company operates in one principal business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the DoD, government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States.

Risk Factors

      Risks Related to Our Business

      Most of our sales are of air data systems products, and we cannot be certain that the market will continue to accept these or our other products.

      During fiscal 2004 and 2003, we derived 97% and 88%, respectively, of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to account for a significant portion of our revenues in the future. Accordingly, our revenues will decrease if such products do not continue to receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing air data products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

      A portion of our sales has been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 56%, 22% and 7%, respectively, of our revenues during fiscal 2002, 2003 and 2004. Accordingly, our revenues in this area could decline further as a result of DoD spending cuts and general budgetary constraints.

      In addition, our revenues are concentrated with a limited number of customers. We derived 46% of our revenues during fiscal year 2004 from five customers, Bombardier, Northwest Airlines, Star Aviation, Plain Avionics and Raytheon and 51% of our revenues during fiscal year 2003 from five customers, Bombardier, DHL, Garrett, Northwest Airlines and the DoD. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations.

      The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

Back to Contents

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

      Our government retrofit projects are generally pursuant to either a direct contract with a government agency or a subcontract with the general contractor to a government agency. Each contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for items we have delivered and reimbursement for allowable costs we have incurred. Accordingly, because these contracts can be terminated, we cannot assure you that our government retrofit backlog will result in sales.

      We depend on our key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

      Our success depends on the efforts, abilities and expertise of our senior management and other key personnel. With the exception of our President, we generally do not have employment agreements with our employees. There can be no assurance that we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. Competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel. We do not maintain key man life insurance for our executive officers.

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

      Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

      Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	demand for our products;

•	capital expenditure budgets of aircraft owners and operators and the appropriation cycles of the U.S. government;

•	changes in the use of our products, including air data systems and flat panel displays;

•	delays in introducing or obtaining government approval for new products;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	costs related to possible acquisitions of technologies or businesses.

Back to Contents

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

      The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell Collins Inc., Smiths Industries plc and L-3 Communications. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to the development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

      We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

      One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in our acquisition strategy, such as the diversion of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not perform as expected.

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

      We currently hold twelve U.S. patents and have seven U.S. patent applications pending. In addition, we have eight international patents and twenty-four international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

Back to Contents

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

Back to Contents

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

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and September 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and September 30, 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
December 8, 2004

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	September 30, FY 2003	September 30, FY 2004

Current Assets:
Cash and cash equivalents	$48,789,744	$65,867,167
Accounts receivable, less allowance for doubtful accounts of	6,955,207	5,003,100
$100,000 at September 30, 2003 and 2004
Inventories	2,840,648	5,191,628
Deferred income taxes	673,134	984,111
Prepaid expenses	660,430	665,276

Total current assets	59,919,163	77,711,282

Property and Equipment:
Computers and test equipment	3,309,852	3,933,326
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	520,973	622,364
Manufacturing facility	5,368,690	5,414,986
Land	1,021,245	1,021,245

	13,218,921	13,990,082
Less-Accumulated depreciation and amortization	(3,670,430)	(4,369,851)

Net property and equipment	9,548,491	9,620,231

Deposits and other assets	408,971	137,114

Total assets	$69,876,625	$87,468,627

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	—	7,257
Accounts payable	578,306	1,696,247
Accrued expenses	3,146,409	4,754,641
Deferred revenue	98,036	526,023

Total current liabilities	3,922,751	7,084,168

Note payable	4,235,000	4,235,000

Long-term portion of capitalized lease obligations		20,681

Deferred revenue	332,407	261,934

Deferred income taxes	328,177	411,857

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock,10,000,000 shares authorized-Class A
Convertible stock, $.001 par value; 200,000 shares authorized,
no shares issued and outstanding at September 30, 2003 and 2004, respectively	—	—

Common stock, $.001 par value: 75,000,000 shares
authorized, 13,080,717 and 13,515,330 shares issues and
outstanding at September 30, 2003 and 2004.	13,081	13,515
Additional paid-in capital	46,248,224	48,712,289
Retained earnings	25,410,742	37,342,940
Treasury stock, at cost, 1,690,026 shares	(10,613,757)	(10,613,757)

Total shareholders’ equity	61,058,290	75,454,987

Total liabilities and shareholders’ equity	$69,876,625	$87,468,627

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2002	2003	2004

Net sales	$28,345,620	$28,168,752	$46,099,777
Cost of sales	11,290,085	11,346,057	15,663,108

Gross profit	17,055,535	16,822,695	30,436,669

Operating expenses:
Research and development	4,755,422	3,376,849	4,811,156
Selling, general and administrative	5,732,886	5,890,362	7,567,959

	10,488,308	9,267,211	12,379,115

Operating income	6,567,227	7,555,484	18,057,554
Interest income	(855,995)	(582,023)	(532,745)
Interest expense	133,145	131,602	128,018

Income before income taxes	7,290,077	8,005,905	18,462,281
Income taxes	(1,879,799)	(2,464,715)	(6,530,084)

Net income	$5,410,278	$5,541,190	$11,932,197

Net Income Per Common Share:
Basic	$0.42	$0.45	$1.03

Diluted	$0.41	$0.44	$1.00

Weighted Average Shares Outstanding:
Basic	12,830,894	12,261,084	11,600,253

Diluted	13,069,387	12,495,774	11,952,120

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, September 30, 2001	$13,024	$45,906,405	$14,459,275	—	$60,378,704

Exercise of options to purchase
common stock	11	23,992	—	—	24,003
Issuance of stock to directors	17	163,208	—	—	163,225
Purchase of treasury stock	—	—	—	(1,250,000)	(1,250,000)
Net income	—	—	5,410,278	—	5,410,278

Balance, September 30, 2002	$13,052	$46,093,605	$19,869,553	($1,250,000)	$64,726,210

Exercise of options to purchase
common stock	9	19,191	—	—	19,200
Issuance of stock to directors	20	135,428	—	—	135,448
Purchase of treasury stock	—	—	—	(9,363,757)	(9,363,757)
Net income	—	—	5,541,190	—	5,541,190

Balance, September 30, 2003	$13,081	$46,248,224	$25,410,743	($10,613,757)	$61,058,291

Exercise of options to purchase
common stock	133	1,553,662	—	—	1,553,795
Exercise of warrants to purchase
common stock	281	614,317	—	—	614,598
Issuance of stock to directors	20	296,086	—	—	296,106
Net income	—	—	11,932,197	—	11,932,197

Balance, September 30, 2004	$13,515	$48,712,289	$37,342,940	($10,613,757)	$75,454,987

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,

	FY 2002	FY 2003	FY 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,410,278	$5,541,190	$11,932,197
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	860,943	714,210	729,993
Write off of software deposit	—	101,738	—
Loss on Disposal of Fixed Assets	52,779	50,453	1,660
Writeoff of Capitalized certification costs	711,195	—	—
Excess and obsolete inventory expense	—	(78,495)	(118,298)
Disposal of obsolete inventory	—	—	163,856
Deferred income taxes	164,859	99,599	83,680
Compensation expense for stock issued to directors	156,330	135,448	296,106
Tax benefit from exercise of stock options	—	—	381,469
(Increase) decrease in:
Accounts receivable	3,029,705	(1,654,786)	1,952,107
Inventories	2,349,024	590,496	(2,396,538)
Prepaid expenses and other	535,139	(260,555)	(55,966)
Increase (decrease) in:
Accounts payable	(226,970)	331,492	1,117,941
Accrued expenses	383,738	601,500	1,647,350
Deferred revenue	(78,608)	(110,372)	357,514

Net cash provided by operating activities	$13,348,412	$6,061,918	$16,093,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,947,743)	(156,260)	(791,393)
Change in restricted cash	317,465	—	—

Net cash used in investing activities	($2,630,278)	($156,260)	($791,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	24,003	19,200	1,127,991
Proceeds from exercise of warrants	—	—	658,934
Purchase of treasury stock	(1,250,000)	(9,363,757)	—
Repayment of capitalized lease obligations	(16,220)	(17,111)	(11,180)

Net cash provided by (used in) financing activities	($1,242,217)	(9,361,668)	1,775,745

Net increase (decrease) in cash and cash equivalents	$9,475,917	($3,456,010)	$17,077,423

Cash and cash equivalents, beginning of year	$42,769,837	$52,245,754	$48,789,744

Cash and cash equivalents, end of year	$52,245,754	$48,789,744	$65,867,167

Supplemental Cash flow Information:
Cash Paid For:
Interest	73,838	56,868	53,711

Income Taxes	1,598,192	1,948,658	5,991,777

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background:

            Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers; large flat panel displays and advanced monitoring systems to the DoD, defense contractors, commercial air transport and corporate/general aviation markets.

            The Company completed an initial public offering of Common stock in August 2000. Upon the closing of the offering, the outstanding shares of Series A Preferred stock were converted into 1,941,353 shares of Common stock.

2.    Concentrations:

      Major Customers and Products

            In fiscal 2002, 2003 and 2004 the Company derived 61%, 51% and 46% of net sales from five customers, although not all the same customers in each year. The accounts receivable related to the current five customers was $1.0 million at September 30, 2004.

            In addition, sales of air data systems and components were 91%, 88% and 97% of total sales for the years ended September 30, 2002, 2003 and 2004, respectively. Sales of other instrumentation were 9%, 12% and 3% of net sales in the years ended September 30, 2002, 2003 and 2004. Sales to government contractors and agencies accounted for approximately 56%, 22% and 7% respectively, of the Company’s net sales during fiscal 2002, 2003 and 2004.

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

            The Company also maintains a reserve for doubtful accounts in the amount of $100,000 and had accounts receivable write-offs of $21,137 and $0 in fiscal 2003 and 2004, respectively.

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

      Cash and Cash Equivalents

            Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2003 and 2004 consist of funds invested in money market accounts with financial institutions.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,

	2003	2004

Raw materials	$1,412,242	$1,928,005
Work-in-process	785,771	2,573,932
Finished goods	642,635	689,691

	$2,840,648	$5,191,628

      Property and Equipment

            Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which is depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $834,934, $702,210 and $717,993 for the fiscal years ended 2002, 2003 and 2004.

      Long-Lived Assets

            The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. No impairment charges were recorded in fiscal 2002, 2003, and 2004.

      Revenue Recognition

            The Company recognizes sales for products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable, and collection is reasonably assured. The Company essentially recognizes sales upon shipment of products to customers.

            Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and the amounts are not significant for fiscal years 2002, 2003 and 2004.

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

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Fair Value of Financial Instruments

            The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values based on pertinent information available to management as of September 30, 2003 and 2004. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the periods ended September 30, 2003 and 2004 would have been as follows:

	Fiscal Year Ended September 30, 2002	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2004
Net income:
As reported	$5,410,278	$5,541,190	$11,932,197
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects.	$(473,929)	$(634,144)	$(745,329)

Pro forma	$4,936,349	$4,907,046	$11,186,868

Basic EPS:
As reported	$.42	$.45	$1.03
Pro forma	$.39	$.40	$.96
Diluted EPS:
As reported	$.41	$.44	$1.00
Pro forma	$.38	$.39	$.94

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

            In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

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

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            Under SFAS No. 128, the Company’s granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted-average shares outstanding and diluted weighted-average shares outstanding used to compute diluted EPS.

	For the Fiscal Year Ended September 30,

	2002	2003	2004

Weighted average number of shares-basic	12,830,894	12,261,084	11,600,253
Effect of dilutive securities:
Stock Options	40,272	43,797	278,510
Warrants	198,221	190,893	73,357

Weighted average number of shares-diluted	13,069,387	12,495,774	11,952,120

            The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2002, 2003 and 2004, there were 89,991, 219,820 and 8,391 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

5.    Accrued Expenses:

            Accrued expenses consist of the following:

	September 30,

	2003	2004

Salary, benefits and payroll taxes	$521,730	$1,198,267
Warranty	842,541	757,476
Income taxes payable	1,322,770	1,797,508
Other	459,368	1,001,390

	$3,146,409	$4,754,641

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

            Warranty cost and accrual information for the fiscal period ended September 30, 2003 is highlighted below:

Warranty accrual at September 30, 2002	$675,640
Accrual expense for the year ended September 30, 2003	286,113
Warranty costs for the year ended September 30, 2003	(119,212)

Warranty accrual at September 30, 2003	$842,541

            Warranty cost and accrual information for the fiscal period ended September 30, 2004 is highlighted below:

Warranty accrual at September 30, 2003	$842,541
Accrual expense for year ended September 30, 2004	227,292
Warranty costs for year ended September 30, 2004	(145,957)
Change in estimate of warranty liability	(166,400)

Warranty accrual at September 30, 2004	$757,476

7.    Income Taxes:

            Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,

	2002	2003	2004
Current Provision:
Federal	$1,567,129	$2,252,101	$6,155,438
State	147,809	113,015	601,943

	1,714,938	2,365,116	6,757,381

Deferred Provision (Benefit):
Federal	170,881	99,382	(195,414)
State	(6,020)	217	(31,883)

	164,861	99,599	(227,297)

	$1,879,799	$2,464,715	$6,530,084

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,

	2002	2003	2004

Federal statutory tax rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	1.3	0.9	2.2
Research and development tax credits	(9.6)	(3.5)	(1.4)
Other	.1	(0.6)	(0.4)

	25.8%	30.8%	35.4%

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below. As of September 30, 2003, the Company had a cumulative net operating loss (NOL) in its subsidiary (that holds the Company airplane) of $2,268,929. The Company utilized $2,237,242 of this NOL in the current period leaving a balance of $31,687 as of September 30, 2004 which expires in 2023. As a result of utilizing this NOL, the Company has reversed its 100% valuation allowance recorded in the prior year.

	September 30, 2003	September 30, 2004
Deferred tax assets–
Deferred revenue	$151,411	$123,887
Reserves and accruals	799,959	1,003,897
State NOL carryforward	130,282	2,756
Valuation allowance	(130,282)	—

	951,370	1,130,540

Deferred tax liabilities–
Depreciation	(473,430)	(529,587)
Other	(132,983)	(28,699)

	(606,413)	(558,286)

	$344,957	$572,254

8.    Notes Payable:

            The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2004:

2005 —	$ 100,000
2006 —	$ 150,000
2007 —	$ 200,000
2008 —	$ 250,000
2009 —	$ 250,000
thereafter —	$ 3,385,000

            The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2003 and 2004.

            The interest cost associated with this debt was $56,803 for fiscal year 2003 and $51,949 for fiscal 2004. The entire amount was capitalized in 2001 as part of the construction cost of the new facility. The facility was completed on November 1, 2001. All interest costs after that date were expensed as incurred. The interest rate on this debt was 1.53% at September 30, 2004. The Company also is required to maintain a letter of credit covering this debt.

9.    Savings Plan:

            The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Common Stock

            The Company issued 17,477, 19,878 and 20,570 shares of Common stock to non-employee directors, with fair values of $163,226, $135,448 and $296,106 for the years ended September 30, 2002, 2003 and 2004, respectively. The fair value of the Common stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations based on the fair market value of the stock on the vesting date. The Company also accrued $138,911 at September 30, 2004 for director shares earned during the year but not issued until after year-end.

      Stock Options

            The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2004, no stock options have been granted to independent contractors or consultants under the Plan.

            Incentive stock options granted under the Plan must be at least equal to the fair value of the Common stock on the date of grant. Nonqualified stock options granted under the Plan may be less than, equal to or greater than the fair value of the Common stock on the date of grant. The Company has reserved 1,259,350 shares of Common stock for awards under the Plan.

            Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for fiscal 2002, 2003 and 2004 would have been as follows:

	Fiscal year Ended September 30,

	2002	2003	2004

Net Income:
As reported	$5,410,278	$5,541,190	$11,932,197
Pro forma	$4,936,349	$4,907,046	$11,186,868

Basic EPS:
As reported	$0.42	$0.45	$1.03
Pro forma	$0.39	$0.40	$0.96

Diluted EPS:
As reported	$0.41	$0.44	$1.00
Pro forma	$0.38	$0.39	$0.94

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            The weighted-average fair value of the stock options granted during the fiscal years ended September 30, 2002, 2003 and 2004 were $0, $6.47 and $16.08, respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended September 30,

	2002	2003	2004

Expected dividend rate	------	------	------
Expected volatility	------	67.4%	67.4%
Weighted average risk-free interest rate	------	1.5%	1.5%
Expected lives (years)	------	10	10

            Information relative to the Plans is as follows:

	Options	Range of Exercise Weighted Prices	Weighted Average Exercise Price

Outstanding at September 30, 2001	506,884	2.19 - 17.13	10.21
Granted	0	—	—
Exercised	(10,963)	2.19 - 2.19	2.19
Cancelled	(19,000)	9.25 - 17.13	10.40

Outstanding at September 30, 2002	476,921	2.19 - 15.00	10.39
Granted	225,000	6.00 - 7.67	6.47
Exercised	(8,770)	2.19 - 2.19	2.19
Cancelled	(93,606)	6.32 - 15.00	12.11

Outstanding at September 30, 2003	599,545	2.19 - 14.85	$8.78
Granted	127,000	8.12 - 27.31	$16.08
Exercised	(133,405)	2.74 - 14.46	$8.79
Cancelled	(32,682)	6.32 - 15.19	$12.91

Outstanding at September 30, 2004	560,458	2.19 - 27.31	$10.19

Options exercisable at September 30, 2004	232,718	2.19 - 14.85	$9.00

            At September 30, 2004, 194,012 shares were available for grant under the 1998 stock option plan.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

            The following table summarizes information concerning outstanding and exercisable options at September 30, 2004:

Options Outstanding					Options Exercisable

Range of Exercise Prices		Outstanding As of September 30, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2004	Weighted- Average Exercise Price

$0.00 -	10.00	277,159	8.0	$6.32	102,959	$5.60

$10.01 -	15.00	225,699	6.4	$12.04	129,759	$11.70

$15.01 -	20.00	10,000	9.3	$16.13	0	$0.00

$20.01 -	27.31	48,000	9.9	$22.65	0	$0.00

		560,858	7.5	$10.19	232,718	$9.00

      Warrants

            In connection with the issuance of subordinated notes, the Company issued warrants to purchase 734,570 shares of Common stock at an exercise price of $2.19 per share. No warrants were exercised in fiscal 2002 or 2003 and as of September 30, 2003, there were 280,637 outstanding warrants. These warrants were exercised during the current period and there are no outstanding warrants at September 30, 2004.

11.    Commitments and Contingencies:

      Capital Leases

            The Company leased certain equipment under capital leases, with terms ranging from three to five years. Implicit interest rates under these leases range from 9% to 9.1%. The capitalized cost of $95,943 and the related accumulated amortization of $95,943 have been included in property and equipment at September 30, 2003. These leases expired during fiscal 2003. In fiscal 2004, the Company entered into a new capital lease with a term of five years and implicit interest rate of 4.3%. The balance due on this lease as of September 30, 2004 is $27,938. The payments for fiscal 2005, 2006, 2007 and 2008 are $7,257, $7,257, $7,257 and $6,167, respectively.

      Operating Leases

            Rent expense under operating leases totaled $38,743, $26,024 and $20,010 for the years ended September 30, 2002, 2003 and 2004, respectively. As of September 30, 2004, future minimum payments related to all non-cancelable operating leases total $18,343. None of the future minimum payments extend beyond fiscal 2005.

      Product Liability

            The Company currently has product liability insurance of $50,000,000, which management believes is adequate to cover potential liabilities that may arise.

      Employment Agreement

            In March 2003, the Company entered into an employee agreement with an employee for an annual salary of $250,000. There are no other employee agreements with any other officer of the Company.

      Legal Proceedings

            From time to time, the Company is subject to various legal proceedings in the ordinary course of business. Management does not believe that any of the current legal proceedings will have a material adverse effect on the Company’s operations or financial condition.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Related-Party Transactions:

            The Company incurred legal fees of $168,779, $127,990 and $115,898 with a law firm which is a shareholder of the Company for the years ended September 30, 2002, 2003 and 2004, respectively. The fees paid were comparable with the fees paid prior to the law firm’s investment in the Company.

            The Company derived net sales of $0, $67,989 and $124,652 for the years ended September 30, 2002, 2003 and 2004, respectively from an entity which is a shareholder, and purchased $0, $5,612 and $0 of component parts used in the manufacturing process from this related party during such years.

            For the years ended September 30, 2002, 2003 and 2004, respectively, we incurred service fees of $29,486, $18,703 and $124,932 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

13.    Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2004	2003	2004	2003	2004	2003	2004

Net Sales	$4,422,795	$8,523,336	$7,122,425	$10,895,287	$6,519,628	$12,269,653	$10,103,904	$14,411,501
Cost of Sales	2,042,998	3,481,411	2,964,740	3,662,841	2,744,729	4,056,372	3,593,590	$4,462,484
Gross Profit	2,379,797	5,041,925	4,157,685	7,232,446	3,774,899	8,213,281	6,510,314	$9,949,017
Operating Income	198,352	2,392,030	1,840,908	3,874,069	1,518,629	4,759,781	3,997,595	$7,031,674
Net Income	223,686	1,607,350	1,271,258	2,574,081	1,230,958	3,285,608	2,815,288	$4,465,158
Net Income Per
Share-Basic	$0.02	$0.14	$0.10	$0.22	$0.10	$0.28	$0.24	$0.38
Net Income Per
Share-Diluted	$0.02	$0.14	$0.10	$0.22	$0.10	$0.27	$0.23	$0.37

            The sum of the quarterly per share amounts may not equal per share amounts reported for year ended fiscal 2003 and 2004. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

14.    Business Segments

            The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States.

Back to Contents

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A. Controls and procedures

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and executive officers of the registrant.

            This information (other than the information relating to executive officers included in Part I Item 1.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement. We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our president and chief executive officer and our chief financial officer. Our code of conduct is available on our Internet website, www.innovative-ss.com. Our code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to our code of conduct or waivers from the provisions of the code for our directors and our officers will be disclosed on our Internet website promptly following the date of such amendment or waiver.

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

Back to Contents

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

Back to Contents

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

         (b)      Reports on Form 8-K.

                                None.

Back to Contents

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M. HEDRICK

Geoffrey S. M. Hedrick Chairman of the Board and Chief Executive Officer

Dated:	December 6, 2004

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board and Chief Executive Officer	December 6, 2004
/s/ GEOFFREY S. M. HEDRICK

Geoffrey S. M. Hedrick (Principal Executive Officer)

/s/ ROMAN G. PTAKOWSKI	President	December 6, 2004

Roman G. Ptakowski (President))

/s/ JAMES J. REILLY	Chief Financial Officer	December 6, 2004

James J. Reilly (Principal Financial and Accounting Officer)

/s/ WILLIAM C. BOWES	Director	December 6, 2004

William C. Bowes

/s/ GLEN R. BRESSNER	Director	December 6, 2004

Glen R. Bressner

/s/ WINSTON J. CHURCHILL	Director	December 6, 2004

Winston J. Churchill

/s/ BENJAMIN A. COSGROVE	Director	December 6, 2004

Benjamin A. Cosgrove

/s/ IVAN M. MARKS	Director	December 6, 2004

Ivan M. Marks

/s/ ROBERT E. MITTELSTAEDT, JR.	Director	December 6, 2004

Robert E. Mittelstaedt, Jr.

/s/ ROBERT H. RAU	Director	December 6, 2004

Robert H. Rau