Form 10-Q
period 2004-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2005-02-08
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
Yes            No

     As of January 31, 2005, there were 11,851,395 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

Back to Contents

INNOVATIVE SOLUTIONS & SUPPORT, INC.
FORM 10-Q December 31, 2004
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION	—

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets – September 30, 2004	3
	and December 31, 2004

	Condensed Consolidated Statements of Operations –	4
	Three Months Ended December 31, 2003 and 2004

	Condensed Consolidated Statements of Cash Flows –	5
	Three Months Ended December 31, 2003 and 2004

	Notes to Condensed Consolidated Financial Statements	6 – 9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	9 – 13
	CONDITION AND RESULTS OF OPERATIONS

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT	14
	MARKET RISK

Item 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION	–

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES

Back to Contents

PART I–FINANCIAL INFORMATION
Item 1–Financial Statements
INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	As of September 30, 2004	As of December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$65,867,167	$73,340,686
Accounts receivable, less allowance for doubtful accounts of
$100,000 at September 30, 2004 and December 31, 2004	5,003,100	5,196,164
Inventories	5,191,628	5,543,742
Deferred income taxes	984,111	984,111
Prepaid expenses	665,276	580,648

Total current assets	77,711,282	85,645,351

Property and Equipment:
Computers and test equipment	3,933,326	4,011,126
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	622,364	649,931
Manufacturing facility	5,414,986	5,420,741
Land	1,021,245	1,021,245

	13,990,082	14,101,204
Less- Accumulated depreciation and amortization	(4,369,851)	(4,549,086)

Net property and equipment	9,620,231	9,552,118

Deposits and other assets	137,114	134,114

Total assets	$87,468,627	$95,331,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,257	7,257
Accounts payable	1,696,247	1,347,804
Accrued expenses	4,754,641	6,381,509
Deferred revenue	526,023	523,732

Total current liabilities	7,084,168	8,360,302

Note payable	4,235,000	4,235,000

Long-term portion of capitalized lease obligations	20,681	18,819

Deferred revenue	261,934	244,316

Deferred income taxes	411,857	411,857

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized-Class A
Convertible stock, $.001 par value; 200,000 shares authorized,
no shares issued and outstanding at September 30, 2004 and December 31, 2004	—	—

Common stock, $.001 par value: 75,000,000 shares
authorized, 13,515,330 and 13,532,177 shares issued and
outstanding at September 30, 2004 and December 31, 2004	13,515	13,536

Additional paid-in capital	48,712,289	49,125,767
Retained earnings	37,342,940	43,535,743
Treasury stock, at cost, 1,690,026 shares	(10,613,757)	(10,613,757)

Total shareholders’ equity	75,454,987	82,061,289

Total liabilities and shareholders’ equity	$87,468,627	$95,331,583

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2003	Three Months Ended December 31, 2004

Net sales	$8,523,336	$18,978,804
Cost of sales	3,481,411	6,182,143

Gross profit	5,041,925	12,796,661

Operating expenses:
Research and development	1,009,275	1,271,531
Selling, general and administrative	1,640,620	2,028,467

	2,649,895	3,299,998

Operating income	2,392,030	9,496,663
Interest income	(112,671)	(283,250)
Interest expense	31,855	39,738

Income before income taxes	2,472,846	9,740,175
Income taxes	(865,496)	(3,547,372)

Net income	$1,607,350	$6,192,803

Net Income Per Common Share:
Basic	$0.14	$0.52

Diluted	$0.14	$0.51

Weighted Average Shares Outstanding:
Basic	11,412,614	11,835,138

Diluted	11,776,015	12,180,275

The accompanying notes are an integral part of these statements.

Back to Contents

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,607,350	$ 6,192,803
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	161,864	182,235
Loss on Disposal of Fixed Assets	1,037	—
Excess and obsolete inventory expense	42,194	(6,017)
Compensation expense for stock issued to directors	39,609	57,990
Tax benefit from exercise of stock options	10,047	116,741
(Increase) decrease in:
Accounts receivable	1,310,917	(193,064)
Inventories	(504,899)	(346,097)
Prepaid expenses and other	220,676	84,628
Increase (decrease) in:
Accounts payable	178,593	(348,443)
Accrued expenses	(61,704)	1,705,926
Deferred revenue	75,439	(19,909)

Net cash provided by operating activities	$ 3,081,123	$ 7,426,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(274,283)	(111,122)

Net cash used in investing activities	($274,283)	($111,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85,193	157,848
Proceeds from exercise of warrants	172,857	—

Net cash provided by financing activities	258,050	157,848

Net increase in cash and cash equivalents	$ 3,064,890	$ 7,473,519

Cash and cash equivalents, beginning of year	$48,789,744	$65,867,167

Cash and cash equivalents, end of period	$51,854,634	$73,340,686

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

The balance sheet as of December 31, 2004, the statement of operations for the three months ended December 31, 2003 and 2004 and the statements of cash flows for the three months ended December 31, 2003 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128.

A reconciliation of weighted average shares outstanding appears below:

	Three Months	Three Months
	Ended	Ended
	December 31, 2003	December 31, 2004

Weighted average number of shares-basic	11,412,614	11,835,138
Effect of dilutive securities:
Employee stock options	196,044	345,137
Warrants	167,357	0

Weighted average number of shares-diluted	11,776,015	12,180,275

For the three-month period ended December 31, 2004, there were 8000 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended December 31, 2004, three customers accounted for 16%, 15%, and 12% of net sales or 43% on a combined basis. For the three months ended December 31, 2003, two customers, one new and one repeat, accounted for 33% and 18%, respectively, of net sales or 51% on a combined basis.

Back to Contents

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	December 31,
	2004	2004

Raw materials	$1,928,005	$3,094,594
Work-in-process	2,573,932	2,108,519
Finished goods	689,691	340,629

	$5,191,628	$5,543,742

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

Warranty cost and accrual information for the three months ended December 31, 2004 is highlighted below:
Warranty accrual at September 30, 2004	$757,476
Accrued expense for the quarter ended December 31, 2004	60,007
Warranty costs for the quarter ended December 31, 2004	(50,295)

Warranty accrual at December 31, 2004	$767,188

6. Stock Options

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

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the three-month period ended December 31, 2003 and 2004 would have been as follows:

Back to Contents

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2003	2004
Net Income:
As reported	$1,607,350	$6,192,803
Deduct: Total stock based employee
compensation expense determined under
the fair value based method for all
awards, net of related tax effects	($181,085)	($183,411)

Pro forma	$1,426,265	$6,009,392

Basic EPS:
As reported	$0.14	$0.52
Pro forma	$0.12	$0.51

Diluted EPS:
As reported	$0.14	$0.51
Pro forma	$0.12	$0.49

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the fourth quarter of fiscal 2005. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The proposed FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The proposed FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. The Company’s flat panel display received certification from the Federal Aviation Administration (FAA) in the form of a Technical Standard Order (TSO) on July 2, 2004.To date, we have been selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. The Navy program has multi-year requirements that we believe will provide a solid base for future awards. Further, we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. While Boeing’s contract with the US Air Force was recently cancelled, the program is expected to be re-competed in the future. In the near term, the Company will continue to provide Boeing with flat panels for installation on 767 tanker planes that will be sold to foreign customers. In addition, Lockheed Martin selected us to provide flat panel systems for the retrofit of C-130 airplanes.

Our “cost of sales” is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

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

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Net sales. Net sales increased $10.5 million, or 123%, to $19.0 million for the three months ended December 31, 2004 from $8.5 million in the three months ended December 31, 2003. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Back to Contents

Cost of sales. Cost of sales increased $2.7 million or 78%, to $6.2 million, or 33% of net sales, in the three months ended December 31, 2004 from $3.5 million, or 41% of net sales, in the three months ended December 31, 2003. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of higher net sales in the period.

Research and development. Research and development expenses increased $0.3 million or 26% to $1.3 million or 7% of net sales in the three months ended December 31, 2004 from $1.0 million or 12% of net sales in the three months ended December 31, 2003. The absolute dollar increase was principally due to increased staffing as the Company supports its flat panel and other ongoing development programs. The decrease as a percent to sales was due to the increase in net sales in the current period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.4 million, or 24%, to $2.0 million, or 11% of net sales, in the three months ended December 31, 2004 from $1.6 million or 19% of net sales, in the three months ended December 31, 2003. The increase in the dollar amount was primarily the result of higher commissions and compensation expense. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest income. Interest income was $283,000 in the three months ended December 31, 2004 as compared to interest income of $113,000 in the three months ended December 31, 2003. The increase in interest income in the three months ended December 31, 2004 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $40,000 in the three months ended December 31, 2004 as compared to interest expense of $32,000 in the three months ended December 31, 2003. The increase in interest expense in the three months ended December 31, 2004 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the three months ended December 31, 2004 was $3.5 million. The income tax expense for the three months ending December 31, 2003 was $0.9 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the December 31, 2004 quarter was 36%. In the December 31, 2003 quarter the effective tax rate was 35%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2003 due to lower pre-tax income in the period ended December 31, 2003.

Net income. As a result of the factors described above, our net income in the three months ended December 31, 2004 increased $4.6 million or 285%, to $6.2 million, or 33% of net sales, from $1.6 million or 19% of net sales in the three months ended December 31, 2003.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $7.4 million for the three months ended December 31, 2004 as compared to $3.1 million for the three months ended December 31, 2003. The increase was due to higher net income in the period.

Our cash used in investing activities was $111,000 for the three months ended December 31, 2004 primarily consisted of laboratory test equipment, computer equipment and office furniture. Cash used in investing activities was $274,000 for the three months ended December 31, 2003 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash flow from financing activities was $158,000 for the three months ended December 31, 2004 as compared to $258,000 in the three months ended December 31, 2003. In the three month period ended December 31, 2004, the in-flow of cash was the result of proceeds from the exercise of stock options. In the period ended December 31, 2003, the in-flow was the result of the exercise of both stock options and warrants. All remaining warrants were exercised during the fiscal year ended September 30, 2004.

Back to Contents

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of our business than we now anticipate either through acquisitions or organic growth. Further, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Backlog

At December 31, 2004 our backlog was $36.2 million. This represents a $10.2 million or 39% increase from the December 31, 2003 backlog of $26.0 million. Our backlog consists solely of orders that we believe to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Effective July 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established with the customer during contract negotiations. In general, revenues are separated between product sales and non-recurring engineering services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.Effective for transactions entered into after October 1, 2003, the Company accounts for transactions with software and non-software components under EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

Back to Contents

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

Back to Contents

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the fourth quarter of fiscal 2005. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The proposed FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The proposed FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

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

Back to Contents

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: February 7, 2005	By:	/s/ JAMES J. REILLY

James J. Reilly Chief Financial Officer