Form 10-Q
period 2005-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2005-04-29
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from _____________________ to ___________________________]

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of April 26, 2005, there were 11,878,745 shares of the Registrant’s Common Stock, with par value of $.001, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q March 31, 2005

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of September 30, 2004	As of March 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$65,867,167	$76,350,457
Accounts receivable, less allowance far doubtful accounts of $100,000 at September 30, 2004 and March 31, 2005	5,003,100	6,449,260
Inventories	5,191,628	5,320,820
Deferred income taxes	984,111	984,111
Prepaid expenses	665,276	642,840

Total current assets	77,711,282	89,747,488

Property and Equipment:
Computers and test equipment	3,933,326	4,052,409
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	622,364	693,541
Manufacturing facility	5,414,986	5,420,741
Land	1,021,245	1,021,245
	13,990,082	14,186,097
Less- Accumulated depreciation and amortization	(4,369,851)	(4,733,896)

Net property and equipment	9,620,231	9,452,201

Deposits and other assets	137,114	131,115

Total assets	$87,468,627	$99,330,804

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,257	7,257
Accounts payable	l,696,247	1,192,322
Accrued expenses	4,754,641	3,927,561
Deferred revenue	526,023	557,219
Total current liabilities	7,084,168	5,784,359

Note payable	4,235,000	4,235,000
Long-teen portion of capitalized lease obligations	20,681	16,937
Deferred revenue	261,934	226,699
Deferred income taxes	411,857	411,857
Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized-Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2004 and March 31, 2005	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 13,515,330 and 11,866,995 shares issued and outstanding at September 30, 2004 and March 31, 2005	13,515	1l,867

Additional paid-in capital	48,712,289	38,834,503
Retained earnings	37,342,940	49,809,582
Treasury stock, at cost, l,690,026 and 0 shares at September 30, 2004 ad March 31, 2005	(10,613,757)	—

Total shareholders' equity	75,454,987	88,655,952

Total liabilities and shareholders' equity	$87,468,627	$99,330,804

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Six Months Ended March 31, 2004	Six Months Ended March 31, 2005
Net sales	$10,895,287	$19,001,021	$19,418,623	$37,979,825
Cost of sales	3,662,841	5,777,273	7,144,252	11,959,415
Gross profit	7,232,446	13,223,748	12,274,371	26,020,410
Operating expenses:
Research and development	1,488,893	1,548,468	2,498,169	2,819,999
Selling, general and administrative	1,869,484	2,303,928	3,510,103	4,332,395
	3,358,377	3,852,396	6,008,272	7,152,394
Operating income	3,874,069	9,371,352	6,266,099	18,868,016
Interest income	(117,204)	(428,325)	(229,875)	(711,575)
Interest expense	31,148	39,395	63,003	79,134
Income before income taxes	3,960,125	9,760,282	6,432,971	19,500,457
Income taxes	(1,386,044)	(3,486,443)	(2,251,540)	(7,033,815)
Net income	$2,574,081	$6,273,839	$4,181,431	$12,466,642
Net Income Per Common Share:
Basic	$0.22	$0.53	$0.36	$1.05
Diluted	$0.22	$0.51	$0.35	$1.02

Weighted Average Shares Outstanding:
Basic	11,513,478	11,854,638	11,462,771	11,844, 643
Diluted	11,862,085	12,210,986	11,819,584	12,195,386

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31, 2004	For the Six Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,181,431	$12,466,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	347,694	370,045
Loss on Disposal of Fixed Assets	1,037	—
Excess and obsolete inventory expense	42,194	26,908
Compensation expense for stock issued to directors	102,073	101,740
Tax benefit from exercise of stock options	48,716	247,041
(Increase) decrease in:
Accounts receivable	321,441	(1,446,160)
Inventories	(1,264,075)	(156,101)
Prepaid expenses and other	277,775	22,436
Increase (decrease) in:
Accounts payable	523,607	(503,925)
Accrued expenses	(297,844)	(746,158)
Deferred revenue	49,575	(4,040)
Net cash provided by operating activities	$4,333,624	$10,378,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(501,745)	(196,015)
Net cash used in investing activities	$(501,745)	$(196,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	128,425	304,621
Proceeds from exercise of warrants	288,095	—
Capital lease obligations	39,119	—
Repayments of capital lease obligations	(7,514)	(3,744)
Net cash provided by financing activities	448,125	300,877

Net increase in cash and cash equivalents	$4,280,004	$10,483,290

Cash and cash equivalents, beginning of year	$48,789,744	$65,867,167

Cash and cash equivalents, end of period	$53,069,748	$76,350,457

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

The balance sheet as of March 31, 2005, the statement of operations for the three months and six months ended March 31, 2004 and 2005 and the statements of cash flows for the six months ended March 31, 2004 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share”.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Six Months Ended March 31, 2004	Six Month Ended March 31, 2005
Weighted average number of shares-basic	11,513,478	11,854,638	11,462, 771	11,844,643
Effect of dilutive securities:
Employee stock options	222,537	356,348	210,100	350,743
Warrants	126,070	0	146,713	0
Weighted average number of shares-diluted	11,862,085	12,210,986	11,819,584	12,195,386

For the six-month period ended March 31, 2005, there were 9,011 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended March 31, 2005, two customers accounted for 17% and 15% of net sales or 32% on a combined basis.  For the three months ended March 31, 2004, four customers accounted for 13%, 12%, 11% and 10% of net sales or 46% on a combined basis.  For the six months ended March 31, 2005, one customer accounted for 14% of net sales.  No other customer accounted for 10% or more of net sales for the six months ended March 31, 2005.  For the six months ended March 31, 2004, three customers accounted for 20%, 14% and 10% of net sales or 44% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2004	March 31 , 2005
Raw materials	$1,928,005	$2,415,101
Work-in-process	2,573,932	2,414,090
Finished goods	689,691	491,629
	$5,191,628	$5,320,820

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

Warranty cost and accrual information for the three months ended March 31, 2005 is highlighted below:

Warranty accrual at December 31, 2004	$767,188
Accrued expense for the quarter ended March 31, 2005	54,604
Warranty costs for the quarter ended March 31, 2005	(31,041)
Warranty accrual at March 31, 2005	$790,751

Warranty cost and accrual information for the six months ended March 31, 2005 is highlighted below:

Warranty accrual at September 30, 2004	$757,476
Accrued expense for the six months ended March 31, 2005	114,610
Warranty costs for the six months ended March 31, 2005	(81,335)
Warranty accrual at March 31, 2005	$790,751

6. Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants.

Incentive stock options granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 2,259,350 shares of Common Stock for awards under the Plan.

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS No. 123, the Company’s pro forma net income for the three-month and six-month periods ended March 31, 2004 and 2005 would have been as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Six Months Ended March 31, 2004	Six Months Ended March 31, 2005
Net Income:
As reported	$2,574,081	$6,273,839	$4,181,431	$12,466,642
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(193,044)	$(203,199)	$(386,088)	$(406,398)
Pro forma	$2,381,037	$6,070,640	$3,795,343	$12,060,244

Basic EPS:
As reported	$0.22	$0.53	$0.36	$1.05
Pro forma	$0.21	$0.51	$0.33	$1.02

Diluted EPS:
As reported	$0.22	$0.51	$0.35	$1.02
Pro forma	$0.20	$0.50	$0.32	$0.99

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

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. The Company’s Flat Panel Display received certification from the Federal Aviation Administration (FAA) in the form of a Technical Standard Order (TSO) on July 2, 2004.To date, we have been selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. The Navy program has multi-year requirements that we believe will provide a solid base for future awards. Further, we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. While Boeing’s contract with the US Air Force was recently cancelled, the program is expected to be recompeted in the future. In the near term, the Company will continue to provide Boeing with Flat Panels for installation on 767 tanker planes that will be sold to foreign customers. In addition, Lockheed Martin selected us to provide Flat Panel Systems for the retrofit of C-130 airplanes.

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

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net sales. Net sales increased $8.1 million, or 74%, to $19.0 million for the three months ended March 31, 2005 from $10.9 million in the three months ended March 31, 2004. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Cost of sales. Cost of sales increased $2.1 million or 58%, to $5.8 million, or 30% of net sales in the three months ended March 31, 2005 from $3.7 million, or 34 % of net sales in the three months ended March 31, 2004. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was the result of fixed operating costs being absorbed over higher net sales in the current period.

Research and development. Research and development expenses increased $0.1 million or 4% to $1.5 million or 8% of net sales in the three months ended March 31, 2005 from $1.5 million or 14% of net sales in the three months ended March 31, 2004.  The decrease as a percent to sales was due to the increase in net sales in the current period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.4 million, or 23%, to $2.3 million, or 12% of net sales in the three months ended March 31, 2005 from $1.9 million or 17% of net sales in the three months ended March 31, 2004. The increase in the dollar amount was primarily the result of higher commissions and compensation expense. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest income. Interest income was $428,000 in the three months ended March 31, 2005 as compared to interest income of $117,000 in the three months ended March 31, 2004. The increase in interest income in the three months ended March 31, 2005 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $39,000 in the three months ended March 31, 2005 as compared to interest expense of $31,000 in the three months ended March 31, 2004. The increase in interest expense in the three months ended March 31, 2005 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the three months ended March 31, 2005 was $3.5 million. The income tax expense for the three months ending March 31, 2004 was $1.4 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the March 31, 2005 quarter was 36%. In the March 31, 2004 quarter the effective tax rate was 35%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2004 due to lower pre-tax income in the period ended March 31, 2004.

Net income. As a result of the factors described above, our net income in the three months ended March 31, 2005 increased $3.7 million or 144%, to $6.3 million, or 33% of net sales, from $2.6 million or 24% of net sales in the three months ended March 31, 2004.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004

Net sales. Net sales increased $18.6 million, or 96%, to $38.0 million for the six months ended March 31, 2005 from $19.4 million in the six months ended March 31, 2004. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate are increasing as both air transport and general aviation industry segments begin to meet the new FAA mandate.

Cost of sales. Cost of sales increased $4.8 million or 67%, to $12.0 million, or 32% of net sales in the six months ended March 31, 2005 from $7.1 million, or 37 % of net sales in the six months ended March 31, 2004. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was primarily the result of fixed operating costs being absorbed over higher net sales in the current period.

Research and development. Research and development expenses increased $0.3 million or 13% to $2.8 million or 7% of net sales in the six months ended March 31, 2005 from $2.5 million or 13% of net sales in the six months ended March 31, 2004.  The decrease as a percent to sales was due to the increase in net sales in the current period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.8 million, or 23%, to $4.3 million, or 11% of net sales in the six months ended March 31, 2005 from $3.5 million or 18% of net sales in the six months ended March 31, 2004. The increase in the dollar amount was primarily the result of higher commissions and compensation expense. As a percentage, the decrease was primarily the result of fixed operating costs being absorbed over higher net sales in the current period.

Interest income. Interest income was $712,000 in the six months ended March 31, 2005 as compared to interest income of $230,000 in the six months ended March 31, 2004. The increase in interest income in the six months ended March 31, 2005 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $79,000 in the six months ended March 31, 2005 as compared to interest expense of $63,000 in the six months ended March 31, 2004. The increase in interest expense in the six months ended March 31, 2005 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the six months ended March 31, 2005 was $7.0 million. The income tax expense for the six months ending March 31, 2004 was $2.3 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the six months ended March 31, 2005 was 36%. In the six months ended March 31, 2004, the effective tax rate was 35%. In each period, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2004 due to lower pre-tax income in the period ended March 31, 2004.

Net income. As a result of the factors described above, our net income in the six months ended March 31, 2005 increased $8.3 million or 198%, to $12.5 million, or 33% of net sales, from $4.2 million or 22% of net sales in the six months ended March 31, 2004.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $10.4 million for the six months ended March 31, 2005 as compared to $4.3 million for the six months ended March 31, 2004. The increase was due to higher net income offset by an increase in accounts receivable in the period.

Our cash used in investing activities was $196,000 for the six months ended March 31, 2005 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture. Cash used in investing activities was $502,000 for the six months ended March 31, 2004 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash flow from financing activities was $301,000 for the six months ended March 31, 2005 as compared to $448,000 in the six months ended March 31, 2004. In the six month period ended March 31, 2005, the in-flow of cash was the result of proceeds from the exercise of stock options. In the period ended March 31, 2004, the in-flow was the result of the exercise of both stock options and warrants. All remaining warrants were exercised during the fiscal year ended September 30, 2004.

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

Backlog

At March 31, 2005 our backlog was $29.4 million. This represents a $2.4 million or 9% increase from the March 31, 2004 backlog of $27.0 million. Our backlog consists solely of orders that we believe to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.  The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income

Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately.

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

•                  our ability to service the international market, and

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forwardlooking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On March 31, 2005, the Company held its Annual Meeting of Stockholders.  At this meeting the stockholders voted in favor of the following items listed and described in the Company’s Proxy Statement dated February 28, 2005.

1)              Election of Directors

	For	Withheld
Glen R. Bressner	9,154,253	171,575
Robert E. Mittelstaedt, Jr.	9,149,353	176,475

        The following directors’ term of office as directors continued after this meeting

                Ivan M. Marks

                Robert H. Rau

                Geoffrey S.M. Hedrick

                Winston J. Churchill

                Benjamin A. Cosgrove

2)              Approval of the adoption of increasing the number of shares authorized for issuance under the Company’s 1998 Stock Option Plan:

For	Against	Abstain	Broker Non-Votes
6,481,844	707,345	11,253	2,125,386

Item 6. Exhibits

(a)   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: April 29, 2005	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer