Form 10-Q
period 2005-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2005-08-02
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from                      to                           ]

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2005, there were 18,038,825 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q JUNE 30, 2005

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of September 30, 2004	As of June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$65,867,167	$83,219,709
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2004 and June 30, 2005	5,003,100	7,510,876
Inventories	5,191,628	3,660,592
Deferred income taxes	984,111	984,111
Prepaid expenses	665,276	1,344,642

Total current assets	77,711,282	96,719,930

Property and Equipment:
Computers and test equipment	3,933,326	4,085,695
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	622,364	717,461
Manufacturing facility	5,414,986	5,420,741
Land	1,021,245	1,021,245
	13,990,082	14,243,303
Less - Accumulated depreciation and amortization	(4,369,851)	(4,864,727)

Net property and equipment	9,620,231	9,378,576

Deposits and other assets	137,114	128,114

Total assets	$87,468,627	$106,226,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,257	7,257
Accounts payable	1,696,247	409,418
Accrued expenses	4,754,641	3,683,789
Deferred revenue	526,023	735,463

Total current liabilities	7,084,168	4,935,927

Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	20,681	15,035
Deferred revenue	261,934	209,081
Deferred income taxes	411,857	411,857
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized-Class A Convertible stock, $.001 par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2004 and June 30, 2005	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 20,272,995 and 18,027,368 shares issued and outstanding at September 30, 2004 and June 30, 2005	20,273	18,027

Additional paid-in capital	48,705,531	41,699,407
Retained earnings	37,342,940	54,702,286
Treasury stock, at cost, 2,535,039 and 0 shares at
September 30, 2004 and June 30, 2005	(10,613,757)	—

Total shareholders’ equity	75,454,987	96,419,720

Total liabilities and shareholders’ equity	$87,468,627	$106,226,620

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2005
Net sales	$12,269,653	$17,101,620	$31,688,276	$55,081,445
Cost of sales	4,056,372	5,846,912	11,200,624	17,806,327
Gross profit	8,213,281	11,254,708	20,487,652	37,275,118
Operating expenses:
Research and development	1,363,143	1,501,475	3,861,311	4,321,474
Selling, general and administrative	2,090,357	2,489,287	5,600,461	6,821,682
	3,453,500	3,990,762	9,461,772	11,143,156
Operating income	4,759,781	7,263,946	11,025,880	26,131,962
Interest income	(116,110)	(543,857)	(345,985)	(1,255,431)
Interest expense	31,197	48,796	94,201	127,930
Income before income taxes	4,844,694	7,759,007	11,277,664	27,259,463
Income taxes	1,559,086	2,860,294	3,810,625	9,894,108
Net income	$3,285,608	$4,898,713	$7,467,039	$17,365,355
Net Income Per Common Share:
Basic	$0.19	$0.27	$0.43	$0.97
Diluted	$0.18	$0.27	$0.42	$0.95

Weighted Average Shares Outstanding:
Basic	17,499,959	17,909,270	17,296,491	17,814,504
Diluted	17,941,119	18,360,921	17,801,727	18,314,568

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,467,039	$17,365,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	520,665	565,876
Loss (Gain) on Disposal of Fixed Assets	1,037	(14,000)
Excess and obsolete inventory expense	62,998	52,340
Compensation expense for stock issued to directors	182,766	145,525
Tax benefit from exercise of stock options	175,982	1,628,562
(Increase) decrease in:
Accounts receivable	1,963,871	(2,493,776)
Inventories	(1,919,997)	1,478,696
Prepaid expenses and other	305,045	(679,366)
Increase (decrease) in:
Accounts payable	201,486	(1,286,829)
Accrued expenses	116,164	(989,931)
Deferred revenue	2,290	156,587
Net cash provided by operating activities	$9,079,346	$15,929,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(560,105)	(315,221)
Net cash used in investing activities	$(560,105)	$(315,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	674,330	1,744,370
Proceeds from exercise of warrants	614,598
Capital lease obligations	39,119
Repayments of capital lease obligations	(9,338)	(5,646)
Net cash provided by financing activities	1,318,709	1,738,724

Net increase in cash and cash equivalents	$9,837,950	$17,352,542

Cash and cash equivalents, beginning of year	$48,789,744	$65,867,167

Cash and cash equivalents, end of period	$58,627,694	$83,219,709

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

The balance sheet as of June 30, 2005, the statement of operations for the three months and nine months ended June 30, 2004 and 2005 and the statements of cash flows for the nine months ended June 30, 2004 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2004 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

On June 13, 2005, the Company’s Board of Directors approved a three-for-two split of the Company’s common stock.  The stock split was effected in the form of a fifty percent (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005.  The issued and outstanding common stock and all share and per share amounts have been retroactively restated in this report to give effect to this three-for-two stock split.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share”.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2005
Weighted average number of shares-basic	17,499,959	17,909,270	17,296,491	17,814,504
Effect of dilutive securities:
Employee stock options	441,160	451,651	358,522	500,064
Warrants	0	0	146,714	0
Weighted average number of shares-diluted	17,941,119	18,360,921	17,801,727	18,314,568

For the three month periods ended June 30, 2005 and 2004, there were -0- and 1,846 options outstanding that were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.  For the nine month periods ended June 30, 2005 and 2004, there were 16,841 and 7,153 options outstanding that were excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

3. Concentrations

For the three months ended June 30, 2005, three customers accounted for 19%, 15%, and 11% of net sales or 45% on a combined basis.  For the three months ended June 30, 2004, three customers accounted for 17%, 11%, and 10% of net sales or 38% on a combined basis.  For the nine months ended June 30, 2005, three customers accounted for 12%, 11% and 10% of net sales or 33% on a combined basis.  For the nine months ended June 30, 2004, four customers accounted for 13%, 13%, 10% and 10% of net sales or 46% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2004	June 30, 2005
Raw materials	$1,928,005	$2,016,387
Work-in-process	2,573,932	1,102,657
Finished goods	689,691	541,548
	$5,191,628	$3,660,592

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

Warranty cost and accrual information for the three months ended June 30, 2005 is highlighted below:

Warranty accrual at March 31, 2005	$790,751
Accrued expense for the quarter ended June 30, 2005	46,183
Warranty costs for the quarter ended June 30, 2005	(45,459)
Warranty accrual at June 30, 2005	$791,475

Warranty cost and accrual information for the nine months ended June 30, 2005 is highlighted below:

Warranty accrual at September 30, 2004	$757,476
Accrued expense for the nine months ended June 30, 2005	160,793
Warranty costs for the nine months ended June 30, 2005	(126,794)
Warranty accrual at June 30, 2005	$791,475

6. Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants.

Incentive stock options granted under the Plan must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan (after giving effect to the Company’s three-for-two stock split).

Stock-based employee compensation is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data are provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS No. 123, the Company’s pro forma net income for the three-month and nine-month periods ended June 30, 2004 and 2005 would have been as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2005
Net Income:
As reported	$3,285,608	$4,898,713	$7,467,039	$17,365,355
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(194,088)	$(201,483)	$(568,524)	$(607,881)

Pro forma	$3,091,520	$4,697,230	$6,898,515	$16,757,474

Basic EPS:
As reported	$0.19	$0.27	$0.43	$0.97
Pro forma	$0.18	$0.26	$0.40	$0.94

Diluted EPS:
As reported	$0.18	$0.27	$0.42	$0.95
Pro forma	$0.17	$0.26	$0.39	$0.91

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. The Company’s Flat Panel Display received certification from the Federal Aviation Administration (FAA) in the form of a Technical Standard Order (TSO) on July 2, 2004.  To date, we have been selected by the U.S. Navy for Flat Panel applications on their Landing Craft Air Cushion (LCAC) platforms. The Navy program has multi-year requirements that we believe will provide a solid base for future awards. Further, we were selected by Boeing to provide Flat Panels for the Boeing 767 tanker program. While Boeing’s contract with the US Air Force was recently cancelled, the program is expected to be recompeted in the future. In the near term, the Company will continue to provide Boeing with Flat Panels for installation on 767 tanker planes that will be sold to foreign customers. In addition, Lockheed Martin selected us to provide Flat Panel Systems for the retrofit of C-130 airplanes. Boeing has also recently selected our Flat Panel System for installation on The Royal Netherlands Air Force KC-10 cockpit update program. The Company has also recently teamed with ABX Air, Inc. in an agreement to upgrade B-767 cockpits with Flat Panel Display Systems. This agreement will provide B-767-200/300 operators with a single point of contact for both low cost and rapidly implemented retrofit systems.

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

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net sales. Net sales increased $4.8 million, or 39%, to $17.1 million for the three months ended June 30, 2005 from $12.3 million in the three months ended June 30, 2004. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate continue as both air transport and general aviation industry segments meet the new FAA mandate.

Cost of sales. Cost of sales increased $1.8 million or 44%, to $5.8 million, or 34% of net sales in the three months ended June 30, 2005 from $4.1 million, or 33% of net sales in the three months ended June 30, 2004. The increase in cost of sales was primarily related to our increase in net sales.

Research and development. Research and development expenses increased $0.1 million or 10% to $1.5 million or 9% of net sales in the three months ended June 30, 2005 from $1.4 million or 11% of net sales in the three months ended June 30, 2004.  The decrease as a percent to sales was due to the increase in net sales in the current period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $0.4 million, or 19%, to $2.5 million, or 15% of net sales in the three months ended June 30, 2005 from $2.1 million or 17% of net sales in the three months ended June 30, 2004. The increase in the dollar amount was primarily the result of higher commissions, compensation and corporate governance expenses. The decrease as a percent of net sales was the result of higher net sales in the period.

Interest income. Interest income was $544,000 in the three months ended June 30, 2005 as compared to interest income of $116,000 in the three months ended June 30, 2004. The increase in interest income in the three months ended June 30, 2005 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $49,000 in the three months ended June 30, 2005 as compared to interest expense of $31,000 in the three months ended June 30, 2004. The increase in interest expense in the three months ended June 30, 2005 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the three months ended June 30, 2005 was $2.9 million. The income tax expense for the three months ending June 30, 2004 was $1.6 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the June 30, 2005 quarter was 36.9%. In the June 30, 2004 quarter the effective tax rate was 32%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2004 due to lower pre-tax income in the period ended June 30, 2004.

Net income. As a result of the factors described above, our net income in the three months ended June 30, 2005 increased $1.6 million or 49%, to $4.9 million, or 29% of net sales, from $3.3 million or 27% of net sales in the three months ended June 30, 2004.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004

Net sales. Net sales increased $23.4 million, or 74%, to $55.1 million for the nine months ended June 30, 2005 from $31.7 million in the nine months ended June 30, 2004. This increase in net sales was mainly due to increased RVSM system deliveries to both the commercial air transportation and general aviation market segments. The increase in net sales reflects an industry wide response to a Federal Aviation Administration (FAA) mandate. Essentially, the mandate requires RVSM equipment installations on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The Company’s equipment provides RVSM compliance. Equipment deliveries related to the FAA’s mandate continue as both air transport and general aviation industry segments meet the new FAA mandate.

Cost of sales. Cost of sales increased $6.6 million or 59%, to $17.8 million, or 32% of net sales in the nine months ended June 30, 2005 from $11.2 million, or 35% of net sales in the nine months ended June 30, 2004. The absolute dollar increase in cost of sales was related to our increase in net sales. As a percentage, the decrease was primarily the result of fixed operating costs being absorbed over higher net sales in the current period.

Research and development. Research and development expenses increased $0.5 million or 12% to $4.3 million or 8% of net sales in the nine months ended June 30, 2005 from $3.9 million or 12% of net sales in the nine months ended June 30, 2004. The increase in spending was due to additional program development work while the decrease, as a percent to sales, was due to the increase in net sales in the current period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $1.2 million, or 22%, to $6.8 million, or 12% of net sales in the nine months ended June 30, 2005 from $5.6 million or 18% of net sales in the nine months ended June 30, 2004. The increase in the dollar amount was primarily the result of higher commissions, compensation and corporate governance expenses. As a percentage, the decrease was primarily the result of higher net sales in the current period.

Interest income. Interest income was $1.3 million in the nine months ended June 30, 2005 as compared to interest income of $0.3 million in the nine months ended June 30, 2004. The increase in interest income in the nine months ended June 30, 2005 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $128,000 in the nine months ended June 30, 2005 as compared to interest expense of $94,000 in the nine months ended June 30, 2004. The increase in interest expense in the nine months ended June 30, 2005 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the nine months ended June 30, 2005 was $9.9 million. The income tax expense for the nine months ending June 30, 2004 was $3.8 million. The increase in tax expense was primarily due to higher income in the period. The effective tax rate in the nine months ended June 30, 2005 was 36.3%. In the nine months ended June 30, 2004, the effective tax rate was 33.8%. In each period, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits. Although the credits utilized in each period were similar, the effective tax rate was lower in 2004 due to lower pre-tax income in the period ended June 30, 2004.

Net income. As a result of the factors described above, our net income in the nine months ended June 30, 2005 increased $9.9 million or 133%, to $17.4 million, or 32% of net sales, from $7.5 million or 24% of net sales in the nine months ended June 30, 2004.

Liquidity and Capital Resources

Our main sources of liquidity have been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow provided from operating activities was $15.9 million for the nine months ended June 30, 2005 as compared to $9.1 million for the nine months ended June 30, 2004. The increase was due to higher net income that was partially offset by an increase in accounts receivable and a decrease in accounts payable in the period.

Our cash used in investing activities was $315,000 for the nine months ended June 30, 2005 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture. Cash used in investing activities was $560,000 for the nine months ended June 30, 2004 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash flow from financing activities was $1.7 million for the nine months ended June 30, 2005 as compared to $1.3 million in the nine months ended June 30, 2004. In the nine month period ended June 30, 2005, the in-flow of cash was the result of proceeds from the exercise of stock options. In the period ended June 30, 2004, the in-flow was the result of the exercise of both stock options and warrants. All remaining warrants were exercised during the fiscal year ended September 30, 2004.

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

Backlog

At June 30, 2005 our backlog was $13.7 million. At June 30, 2004 our backlog was $27.9 million. Our backlog consists solely of orders that we believe to be firm. In the case of contracts with government entities, orders are only included in backlog to the extent funding has been obtained for such orders.

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

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-

Type and Certain Production-Type Contracts. We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

None

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.           OTHER INFORMATION

None

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: July 29, 2005	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer