Form 10-K
period 2005-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2005-12-13
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2005 was approximately $287 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 2005, there were 18,055,513 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed prior to February 1, 2006 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
2005 Annual Report on Form 10-K
Table of Contents

PART I

Item 1.                        Business

Overview

Innovative Solutions and Support, Inc. (the “Company”, “IS&S” or “We”) was founded in 1988. The Company designs, manufactures and sells flight information computers, flat-panel displays and advanced monitoring systems to the Department of Defense (DoD), government agencies, defense contractors, commercial air transport carriers, original equipment manufacturers (OEMs), and corporate/general aviation markets. The Company is also positioning itself as a system integrator; this capability provides the Company with the potential to generate more substantive orders over a diverse product base. The Company has demonstrated the ability to incorporate added functionality such as charting, mapping and synthetic vision systems into its Flat Panel Systems’ product line. Our strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for both the aviation industry and DoD. We believe this approach, combined with our industry experience, enables us to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

Historically, we have focused our efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data, primarily for use in the aircraft retrofit market but also for the Original Equipment Manufacturer (OEM) market. As a result of these efforts, a substantial portion of our revenues has been from the sale of air data systems that are critical for safe flight. Our air data equipment brings aircraft into compliance with government regulations; including Reduced Vertical Separation Minimum (RVSM) requirements that have been phased in by regulatory authorities on all heavily traveled global flight routes. We believe we are one of three primary suppliers of RVSM products to the U.S. retrofit market.

Advances in technology are providing pilots increasing amounts of information that enhance both the safety and efficiency of flying. However, the limited amount of space in the cockpit coupled with inefficiencies associated with currently used displays inhibits the display and integration of this information in a user-friendly manner.

In fiscal 2000, we introduced our flat-panel display system, or COCKPIT/IP™ Cockpit Information Portal, which is the first in a series of new products we have developed to enhance the management and integration of cockpit information. Our COCKPIT/IP™ is the centerpiece of our cockpit information management system that organizes and displays a multitude of flight information. This system provides enhanced growth capability for systems that will become available to pilots in the future. This information may be generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation, or from third-party data and information products.

In fiscal 2003 our COCKPIT/IP™ product line was advanced by the capture of two strategic programs. The first was the U.S. Navy Landing Craft Air Cushion (LCAC) Service Life Extension Program on which the Company provided six large flat panel displays. The second award came from Boeing to provide Aerial Refuel Operator Control Display Units and Pilots Mission Display Units for Boeing’s Global Tanker Transport Aircraft.

In fiscal 2004 the COCKPIT/IP™ product line was further advanced when the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the Company’s large Flat Panel Display. The TSO establishes the product as meeting the requirements that have been implemented by the FAA to ensure safe flight on a variety of aircraft types. The TSO awarded to the

Company addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

In fiscal 2005 the Company received several key Flat Panel Display System awards. The Royal Netherlands Air Force selected our Flat Panel Display System for their KC-10 cockpit avionics update program. In addition, the Company teamed with ABX Air to upgrade B-767 cockpits with our Flat Panel Display Systems; the first B-767 has been upgraded with our Primary Flight and Navigation Flat Panel Display System and has received FAA TSO Approval and STC Certification on 10/19/05. We also captured C-130 Flat Panel Engine Instrument Display System awards from Lockheed Martin and Spar Aerospace for international customers. Further, Marshalls of Cambridge, a well respected European systems integrator, selected the Company for their common core avionics upgrade featuring our Flat Panel Display System. The Canadian Department of National Defense also selected our Flat Panel Display System to retrofit their fleet of C-130 airplanes as did Snow Aviation, an international engineering integrator.

Our Industry

A wide range of information, including airspeed and altitude, is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as satellite based weather depiction and ground terrain maps, are becoming available for display in cockpits. We believe that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist them in the safe and efficient operation of aircraft.

There are three general types of flight data: flight critical aircraft control information such as air data, which includes aircraft speed, altitude and rates of ascent and descent; aircraft heading and altitude as well as engine data such as fuel and oil quantity and other engine measurements; navigation data such as radio position, flight management and GPS and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, RPM and pressure within an aircraft’s engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. The industry has now begun to develop color flat panel displays using active matrix liquid crystal displays (AMLCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important as additional information, such as weather depiction maps, traffic information and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a “suite” of information, will increasingly replace individual displays as the method for delivering and ordering information displayed in cockpits.

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

Safe travel on RVSM routes requires that an aircraft’s altimeter be extremely accurate, and aircraft flying RVSM routes must have RVSM-certified equipment. RVSM has been in effect, as part of the international mandate, between 29,000 and 41,000 feet for certain North Atlantic routes since March 1997. Western Atlantic air routes commenced in 2001 and, as of January 2002, RVSM was phased in on Trans-Pacific and European air routes. We believe the North American market comprises over half of the total RVSM marketplace. While Domestic Reduced Vertical Separation Minimum (DRVSM) compliance was effective as of January 20, 2005, there still remains just under 30% of business aircraft yet to be compliant according to a recently released FAA audit.

The Company was and is well positioned to support the aviation industry’s needs in both a timely and cost effective manner. Our investment in a new manufacturing facility was made to ensure we would have the production capacity to meet market demands associated with this mandate. It is clear the number of planes that need to receive updated equipment in order to fly in RVSM space did not all make the compliance deadline. Aircraft that are not RVSM compliant are commanding many thousands of dollars less in resale value than similar aircraft that have undergone the upgrade. The cost-benefit pendulum is weighing in favor of having the work done. Accordingly, the demand is expected to continue into 2006.

Flat Panel Displays

Air data and other flight information have traditionally been displayed on analog instrumentation and, more recently, individual small digital displays. Within the last several years, color flat panel displays were introduced in aircraft cockpits. Flat panel displays are LCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also being used for cabin entertainment, security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line presents numerous advantages for the presentation of engine performance data as well.

Engine and Fuel Displays

Equipment data, such as engine and fuel related data, traditionally have been displayed on conventional solid-state displays. Engine and fuel displays provide information on engine activity, including oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to increased obsolescence problems and normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays. Increasingly operators are beginning to replace their individual instruments with integrated Flat Panel Display Systems.

Strategy

Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

•       Maintaining our leadership in the air data markets.   We believe that we are one of the largest suppliers of air data products to the U.S. retrofit market. Significant demand remains in retrofitting aging aircraft with newer, more advanced and more supportable air data systems.

•       Establishing leadership in the flat panel display market.   We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe our COCKPIT/IP™ has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing angles. Accordingly, we believe these advantages will allow us to generate significant revenues from our COCKPIT/IP™ and gain significant market share within this market.

•       Continuing our engineering and product development successes.   We have developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our COCKPIT/IP™ is an example of our ability to engineer a superior product through the selective application of non-avionic technology.

•       Increasing our sales to the DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.   We strengthened efforts to diversify our sales to include all end user markets of the aviation industry, particularly legacy military aircraft programs and the commercial air transport market, including national and regional carriers and other fleet operators as well as the corporate/general aviation market, primarily through aircraft modification centers, as well as the OEM market. We have begun building a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the DoD.

•       Expanding our international presence.   We plan to increase our international sales through adding sales and marketing personnel and adding foreign offices. As large flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing demand for large flat panel displays.

•       Growth through acquisitions or joint ventures.   We may pursue strategic acquisitions or joint ventures as a means of growing our business with respect to both information management products and content. We have identified profiles of the types of companies we would like to acquire and are evaluating various potential forms of joint ventures. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

Our Products

Our current line of products includes:

Air Data and RVSM Systems and Components

Our air data and RVSM products calculate and display various measures of air data, such as aircraft speed, altitude and rate of ascent and descent. The functionality of our traditional non-RVSM air data systems and our RVSM systems is similar. However, our RVSM systems use advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude and to qualify for RVSM certification.

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

•       airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

•       altitude alerters, which allow the pilot to select a desired cruising altitude that the aircraft will reach and maintain, also provides warnings to pilots when an unacceptable deviation occurs.

Flat Panel Display Systems

We developed a Flat Panel Display System that can replace the conventional analog and digital displays currently used in a cockpit and can also display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal COCKPIT/IP™ is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data as well as alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. We designed our COCKPIT/IP™ to be capable of displaying information generated from a variety of sources, including our RVSM air data system, our engine and fuel instrumentation and third-party data and information products.

Our flat panel display system has demonstrated its broad capability by being selected by the U.S. Navy for application on a Service Life Extension Program for the Landing Craft Air Cushion (LCAC) vehicle. In this program six IS&S flat panel displays replace the previous outdated displays. This kit includes two sizes of displays—10-inch and 17-inch. This program is in current production. Over 75 LCACs exist in the U.S. Navy fleet.

The Flat Panel Display System’s broad capability was further demonstrated when Boeing selected our displays for use on its new B767 Global Tanker Transport Aircraft (GTTA). This new refueling and transport aircraft is intended to provide a significant upgrade in capability to air forces around the world. The aircraft has already been sold to Japan and Italy. The U.S. Air Force was originally expected to purchase this aircraft as a replacement for the KC-135 tanker. The United States Air Force requirement for 100 planes, however, is expected to be re-competed. The Company will again have the opportunity to propose its Flat Panel System to whatever company is successful in the new competition. The Company’s equipment on the GTTA includes two displays, a pilot mission display and an aerial refueling operators display control unit.

On July 2, 2004 the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the flat panel display or COCKPIT/IP™. The TSO establishes our flat panel display as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types. The TSO awarded to the Company addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

The Company’s flat panel system awards were further advanced when The Royal Netherlands Air Force selected our Flat Panel System for their KC-10 cockpit avionics update program. The Company also teamed with ABX Air to upgrade B-767 cockpits with our Flat Panel Display Systems; the first B-767 has been upgraded with our Primary Flight and Navigation Flat Panel Display System. We also recognized

C-130 Flat Panel Engine Instrument Display System awards from Lockheed Martin and Spar Aerospace for international customers. Further, Marshalls of Cambridge, a well respected European systems integrator, selected the Company for their common core avionics upgrade featuring our Flat Panel Display System. The Canadian Department of National Defense also selected our Flat Panel Display System to retrofit their fleet of C-130 airplanes as did Snow Aviation, an international engineering integrator.

On October 19, 2005 the FAA awarded the Company a second TSO for the flat panel display or COCKPIT/IP™. This TSO also establishes our flat panel display system as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types. This TSO also addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The STC states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors”.

In October 2005, the Company in a teaming arrangement with ABX Air received FAA Supplemental Type Certification (STC) of its Flat Panel Display System for use on B-767 aircraft. ABX Air provided the aircraft and turnkey services including installation kits, labor, pilot training and technical manual updates. The STC provides B-767 operators with a low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays. Operators will also benefit from improved dispatch reliability, logistics savings, and adaptability to future requirements. The receipt of the STC positions the Company to pursue the more than 1,700 B-757 and B-767 aircraft with similar needs for Flat Panel Display System upgrades. The STC also provides a foundation for incorporating the product into other airplanes as well.

Engine and Fuel Displays

We develop, manufacture and market engine and fuel displays. Our solid-state multifunction displays convey information with respect to fuel and oil levels as well as engine activity, such as oil and hydraulic pressure and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Our displays can be used in conjunction with our own engine and fuel data equipment or that of other manufacturers.

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

Customers

Our customers include, among others, the United States Government, Garrett, Bombardier Aerospace (the manufacturer of Learjet), Raytheon, Northwest Airlines, ABX Air, L-3, Spar Aerospace, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell Collins, Gulfstream Aerospace Corporation, Plain Avionics and Star Aviation. The Company recorded sales with Star Aviation that amounted to 2%, 10% and 11% of total sales for the years 2003, 2004 and 2005, respectively.

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

Updating an individual aircraft’s existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

•       the DoD and defense contractors;

•       aircraft operators; and

•       aircraft modification centers.

Department of Defense and Defense Contractors.   We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency such as the United States Air Force’s requirement for replacing Central Air Data Computers on the fleet of A-10 aircraft. The government’s desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators.   We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in the retrofitting of aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include Northwest Airlines, Air Canada, Midcoast, MK Airlines, ABX Air, Federal Express, Kitty Hawk, ARC, Champion and Kelowna Flightcraft LTD. We sell these customers a range of products from fuel quantity indicators to air data systems.

Aircraft Modification Centers.   Based on industry data, we believe there are approximately 12,800 private and corporate aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person’s car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our products. We believe that our air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. Our large modification center customers include Bombardier Learjet, Garrett Aviation, Butler National (AVCON), Star Aviation, Duncan Aviation, Plain Avionics and Raytheon Aircraft Services.

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

Backlog

As of September 30, 2004 and 2005, our backlog was $35.4 million and $12.9 million, respectively. The year over year decline in backlog reflects the passing of peak demand for RVSM related Air data products. It also reflects our short delivery cycle as product is quickly delivered to end users once an order is received.

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

We believe that our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we offer a 24-hour hotline that customers can call with respect to product repair or upgrade concerns. We employ field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request that the customer return the product to us for repairs or upgrades at our facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround repair times average 15 days and turnaround upgrade times average 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

In connection with our customer service program, we typically provide our customers with a two-year warranty on new products. We also offer our customers extended warranties of varying terms for additional fees.

Government Regulation

The manufacture and installation of our products in aircraft owned and operated in the United States is governed by FAA regulations. We maintain an FAA certified production facility. The most significant of the product and installation regulations focus on Technical Standard Order (TSO) and Supplemental Type Certificate (STC) certifications. These certifications set forth the minimum general standards that a certain type of equipment should meet. As required, we deliver our product in accordance with FAA regulations.

Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the European Aviation Safety Agency (EASA), the European counterpart of the FAA, or another appropriate governmental agency. EASA certification requirements for the manufacturing and installation of our products in European-owned aircraft mirror the FAA regulations. Much like the FAA certification process, the EASA has established a process for granting European Certifications.

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

We believe that the principal competitive factors in the markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

We rely on patents to protect our proprietary technology. We currently hold 15 U.S. patents and have 5 U.S. patent applications pending relating to our technology. In addition, we have 6 international patents and 19 international patent applications pending. Our patents have durations of between 3 and 18 years. Certain of these patents and patent applications cover technology relating to air data measurement systems and RVSM calibration techniques while others cover technology relating to flat panel display systems and other aspects of our CIP solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

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

Our Employees

As of September 30, 2005, we had 153 employees, 69 were in our manufacturing and assembly operations, 51 in research and development, 9 in quality and 24 in selling & general administrative positions.

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

Other

On June 13, 2005, the Company’s Board of Directors approved a three-for-two split of the Company’s common stock. The stock split was in the form of a fifty percent (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005. The issued and outstanding common stock and all share and per share amounts (except par value) have been retroactively restated in this report to give effect to this three-for-two stock split.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	63	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	57	President
James J. Reilly	65	Chief Financial Officer

Geoffrey S. M. Hedrick has been Chief Executive Officer since he founded IS&S in February 1988 and Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

Roman G. Ptakowski has been President since March 2003. Prior to that, Mr. Ptakowski served as a Group Vice President and General Manager and, before that, as a Vice President of Sales and Marketing at B/E Aerospace, Inc. Previously, Mr. Ptakowski held a number of positions with increasing responsibility within ASEA Brown Boveri Power T&D Company, Inc. There, he was General Manager of the Protective Relay Division before leaving to join B/E Aerospace, Inc. Mr. Ptakowski received a B.S. in Electrical Engineering from New York University and a MBA from Duke University.

James J. Reilly has been Chief Financial Officer since February 2000. From 1996 to 1999, Mr. Reilly was employed by B/E Aerospace, Inc., Seating Products Group, as Vice President and Chief Financial Officer. From 1989 to 1996, Mr. Reilly was employed by E-Systems, Inc. as Vice President and Principal Accounting Officer. Mr. Reilly received a Bachelor of Science degree and a MBA from The University of Hartford.

Item 1A.     Risk Factors.

Risks Related to Our Business

Our sales principally relate to air data and flat panel systems products, and we cannot be certain that the market will continue to accept these or other products.

During fiscal 2005 and 2004, we derived 94% and 97%, respectively, of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to decline as the peak demand associated with the FAA’s RVSM mandate has been accommodated. Accordingly, our revenues will decrease if new products (Flat Panel Display Systems) do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

A portion of our sales has been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 22%, 7% and 20%, respectively, of our revenues during fiscal 2003, 2004 and 2005. Our revenues in this area could decline as a result of DoD spending cuts and general budgetary constraints.

In addition, our revenues are concentrated with a limited number of customers. We derived 47% of our revenues during fiscal year 2005 from 5 customers, Bombardier, Star Aviation, Garrett, FedEx and the DoD. We derived 46% of our revenues during fiscal year 2004 from 5 customers, Bombardier, Northwest

Airlines, Star Aviation, Plain Avionics and Raytheon. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could adversely affect our revenues and results of operations.

The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

Although a substantial majority of our revenues has come from sales of air data systems and related products, we currently spend a large portion of our research and development efforts in developing and marketing our flat panel display systems (CIP) and complementary products. Our ability to grow and diversify our operations through the introduction and sale of new products, such as flat panel display systems, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on the market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

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

We currently hold 15 U.S. patents and have 5 U.S. patent applications pending. In addition, we have 6 international patents and 19 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

Our products are currently subject to direct regulation by the U.S. Federal Aviation Administration (FAA), its European counterpart, the European Aviation Safety Administration (EASA), and other comparable organizations. Our products, as they relate to aircraft applications, must be approved by the FAA, EASA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the EASA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the EASA or other appropriate organizations to have them certified for installation outside the United States.

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

Currently, all of our international sales are denominated in U.S. dollars. An increase in the value of the dollar compared to other currencies could make our products less competitive in foreign markets. In the future, we may be required to conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our operating results.

Item 1B.     Unresolved Staff Comments.

None

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the three months ended September 30, 2005.

Part II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISSC” since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2004		Fiscal 2005
Period	High	Low	High	Low
First Quarter	$12.17	$5.05	$23.65	$13.37
Second Quarter	$11.40	$7.93	$22.79	$17.71
Third Quarter	$14.40	$9.23	$26.13	$19.07
Fourth Quarter	$19.40	$12.71	$23.50	$14.75

On November 28, 2005, there were 29 holders of record of the shares of outstanding common stock.

We have not paid cash dividends on our common stock, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2005, including the 1998 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	594,253	$8.76	1,745,719
Equity compensation plans not approved by security holders	0	$0	0
Total	594,253	$8.76	1,745,719

The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock, having a fair market value of $25,000 as of the close of business on October 1, of the current fiscal year, for all eligible non-employee directors. The stock vest quarterly during the fiscal year provided the director was still serving on the board on the vesting date. In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.

In the fiscal years ended September 30, 2003, 2004 and 2005, awards to our non-employee directors under the Plan were 29,817, 30,855 and 15,828 shares respectively.

Item 6.                        Selected Financial Data.

The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the years ended September 30, 2005, 2004 and 2003 and the balance sheet data as of September 30, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2002 and 2001 and the balance sheet data as of September 30, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Net sales	$34,384,562	$28,345,620	$28,168,752	$46,099,777	$63,264,359
Cost of sales	14,477,868	11,290,085	11,346,057	15,663,108	20,888,729
Gross profit	19,906,694	17,055,535	16,822,695	30,436,669	42,375,630
Research and development	4,371,570	4,755,422	3,376,849	4,811,156	6,057,889
Selling, general and administrative	5,777,929	5,732,886	5,890,362	7,567,959	8,898,622
Total operating expenses	10,149,499	10,488,308	9,267,211	12,379,115	14,956,511
Operating income	9,757,195	6,567,227	7,555,484	18,057,554	27,419,119
Interest (income) expense, net	(2,196,401)	(722,850)	(450,421)	(404,727)	(1,764,246)
Income before income taxes	11,953,596	7,290,077	8,005,905	18,462,281	29,183,365
Income tax (expense) benefit, net	(4,422,831)	(1,879,799)	(2,464,715)	(6,530,084)	(10,598,563)
Net income	$7,530,765	$5,410,278	$5,541,190	$11,932,197	$18,584,802
Net income per common share:
Basic	$0.39	$0.28	$0.30	$0.69	$1.04
Diluted	$0.38	$0.28	$0.30	$0.67	$1.02
Weighted average shares outstanding
Basic	19,097,093	19,246,341	18,391,626	17,400,380	17,873,780
Diluted	19,926,726	19,604,081	18,743,661	17,928,180	18,259,856

	September 30,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$42,769,837	$52,245,754	$48,789,744	$65,867,167	$83,172,582
Working capital	56,254,288	59,158,307	55,996,411	70,627,114	93,455,475
Total Assets	68,051,426	72,616,685	69,876,625	87,468,627	107,034,878
Debt and capital lease obligations, less current portion	4,252,635	4,235,000	4,235,000	4,255,681	4,248,113
Total shareholders’ equity	$60,378,704	$64,726,210	$61,058,290	$75,454,987	$97,866,098

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

Our cost-of-sales is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments as well as warranty costs.

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

Results of Operations

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Net sales.   Net sales increased $17.2 million or 37% to $63.3 million for the fiscal year ended September 30, 2005 from $46.1 million in the fiscal year ended September 30, 2004. The dollar rise in net sales was primarily due to increased demand for our Air Data Products. Flat Panel Display System sales increased from $1.1 million in fiscal 2004 to $3.9 million in fiscal 2005, a 250% increase. One-half of the increased Air Data demand was attributable to military retrofit programs. The balance was principally in response to commercial aviation upgrading their respective aircraft with up-to-date air data systems that fully meet the Federal Aviation Administration’s (FAA) Reduced Vertical Separation Minimum (RVSM) mandate. Several general aviation customers, including Garrett, Gulfstream, Bombardier, Star Aviation and AeroMech contributed to the year over year growth.

Cost of sales.   Cost of sales increased $5.2 million or 33% to $20.9 million, or 33% of net sales, for fiscal 2005 from $15.7 million, or 34% of net sales, for fiscal 2004. The increase in the dollar amount was essentially due to higher sales in the period. The decline as a percent of net sales was primarily the result of fixed operating costs being absorbed over higher net sales in the current period.

Research and development.   Research and development expenses increased $1.2 million, or 26%, to $6.1 million, or 10% of net sales in fiscal 2005 from $4.8 million or 10% of net sales in fiscal 2004. The dollar increase was principally due to increased salaries and associated benefits. Expense on a percent to sales basis was essentially unchanged from year to year.

Selling, general and administrative.   Selling, general and administrative expenses increased $1.3 million or 18% to $8.9 million, or 14% of net sales, for fiscal 2005 from $7.6 million, or 16% of net sales, for fiscal 2004. The increase in the dollar amount was the result of higher wages, corporate governance initiatives and commissions due to higher net sales. The decrease as a percent of net sales was the result of higher net sales in the current period.

Interest (income) expense, net.   Net interest income increased $1.4 million or 336% to $1.8 million for fiscal 2005 from $0.4 million in fiscal 2004. Net interest income for fiscal 2005 was higher because of higher interest rates in the period coupled with higher average cash balances.

Income tax.   Income tax expense was $10.6 million in fiscal 2005 compared to $6.5 million in fiscal 2004. The $4.1 million income tax increase was mostly the result of a higher profit before tax in fiscal 2005. Tax rates in both years were essentially unchanged, ranging from 35.4% in fiscal 2004 to 36.3% in fiscal 2005.

Net income.   As a result of the factors described above, net income increased $6.7 million or 56% to $18.6 million, or 29% of net sales in fiscal 2005 from $11.9 million, or 26% of net sales in fiscal 2004. On a fully diluted basis, earnings per share (EPS) increased $0.35 or 52% to $1.02 during fiscal 2005 from $0.67 in fiscal 2004.

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

Research and development.   Research and development expenses increased $1.4 million, or 42%, to $4.8 million, or 10% of net sales in fiscal 2004 from $3.4 million or 12% of net sales in fiscal 2003. The dollar increase was principally due to increased spending on the flat panel program as the Company was in final stages of submitting its Technical Standard Order (TSO) application to the FAA. As a result of that effort the Company was awarded a TSO certification for their Flat Panel Display on July 2, 2004 by the FAA. On a percent to sales basis, fiscal 2004 was less than fiscal 2003 by two percentage points because of higher net sales in the period.

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

Interest (income) expense, net.   Net interest income decreased less than $0.1 million to $0.4 million in fiscal 2004 as compared to net interest income of $0.5 million in fiscal 2003. Net interest income for fiscal 2004 was lower because of lower interest rates in the period.

Income tax.   Income tax expense was $6.5 million in fiscal 2004 compared to $2.5 million in fiscal 2003. The $4.1 million income tax increase was the result of a higher profit before tax and a smaller research and development tax credit in fiscal 2004 as compared to fiscal 2003.

Net income.   As a result of the factors described above, net income increased $6.4 million or 115% to $11.9 million, or 26% of net sales in fiscal 2004 from $5.5 million, or 20% of net sales in fiscal 2003. On a fully diluted basis, earnings per share (EPS) increased $0.37 or 124% to $0.67 during fiscal 2004 from $0.30 in fiscal 2003.

Related-Party Transactions:

The Company incurred legal fees of $127,990, $115,898 and $137,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2003, 2004 and 2005, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm’s investment in the Company.

The Company derived net sales of $67,989, $124,652 and $83,000 for the years ended September 30, 2003, 2004 and 2005, respectively from an entity which is a shareholder, and purchased $5,612, $0 and $0 of component parts used in the manufacturing process from this related party during such years.

For the years ended September 30, 2003, 2004 and 2005, respectively, we incurred service fees of $18,703, $124,932 and $33,000 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

Liquidity and Capital Resources

Our primary sources of liquidity over the past three years has been cash flows from operations. We require cash principally to finance inventory, payroll and accounts receivable.

Our cash flow provided from operating activities was $16.0 million in fiscal 2005 as compared to $16.1 million in fiscal 2004. While the cash flows were essentially the same, there were several offsetting amounts, as follows: Net income was up $6.7 million, Inventory improved $3.6 million and tax benefits contributed $1.3 million. Offsetting the increase in year over year cash flow were Prepaid Expenses ($3.4) million, Accounts Payable ($2.5) million and Accounts Receivable ($2.4) million. Cash flow provided by operating activities was $16.1 million in fiscal 2004 as compared to $6.1 million in fiscal 2003. The increase in year over year cash flow was primarily the result of $6.4 million in increased net income coupled with a $3.6 million improvement in Accounts Receivable and a $1.0 million improvement in Accrued Expenses. These improvements were partially offset with a ($3.0) million increase in Inventory.

Our cash used in investing activities was $0.5 million in fiscal 2005 as compared to $0.8 million used in fiscal 2004.

Our cash used in investing activities was $0.8 million in fiscal 2004 as compared to $0.2 million used in fiscal 2003. The year over year increase in investing activities primarily relates to additions of engineering and manufacturing equipment needed to meet increased revenue demand.

Our cash inflow from financing activities equaled $1.8 million in both fiscal 2005 and 2004. The cash inflow in fiscal 2005 was due to the exercise of stock options. The inflow in fiscal 2004 was due to the exercise of stock options, $1.1 million, and the exercise of warrants, $0.7 million. The ($9.4) million cash outflow from financing activities in fiscal 2003 was the result of purchasing Company stock. The stock purchase was initially treated as Treasury Stock, which was retired in fiscal year 2005, and amounted to a total price of $9.4 million.

To accommodate our future growth, we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania. There we constructed a 44,800 square foot facility that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million. Of this amount, $4.3 million was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on loan from Chester County Industrial Dev. Auth.(1)	$1,161,781	$116,178	$232,356	$232,356	$580,890
Principal on Chester County Industrial Loan	$4,335,000	$100,000			$4,235,000
Capital Leases	$20,370	$7,257	$13,113
Puchase Obligations(2)	$729,838	$729,838
	$6,246,989	$953,273	$245,469	$232,356	$4,815,890

(1)          The interest on the Industrial Development Bond assumes the current rate of 2.68%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

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

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage-of-completion basis using cost-to-cost methodology to measure progress toward completion.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the effect of SFAS 123R on our financial statements with the intent of implementing this standard in fiscal 2006. We expect the impact of this standard to be consistent with prior years pro forma.

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

Innovative Solutions and Support, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the three years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 7, 2005

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	As of	As of
	September 30, 2004	September 30, 2005
Current Assets:
Cash and cash equivalents	$65,867,167	$83,172,582
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2004 and 2005	5,003,100	5,479,936
Inventories	5,191,628	3,911,626
Deferred income taxes	984,111	956,070
Prepaid expenses and other current assets	665,276	4,028,498
Total current assets	77,711,282	97,548,712
Property and Equipment:
Computers and test equipment	3,933,326	4,278,748
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	622,364	734,038
Manufacturing facility	5,414,986	5,420,741
Land	1,021,245	1,021,245
	13,990,082	14,452,933
Less- Accumulated depreciation and amortization	(4,369,851)	(5,091,881)
Net property and equipment	9,620,231	9,361,052
Deposits and other assets	137,114	125,114
Total assets	$87,468,627	$107,034,878
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,257	7,257
Accounts payable	1,696,247	305,516
Accrued expenses	4,754,641	3,503,814
Deferred revenue	526,023	176,650
Total current liabilities	7,084,168	4,093,237
Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	20,681	13,113
Deferred revenue	261,934	191,463
Deferred income taxes	411,857	635,967
Commitments and contingencies	—	—
Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2004 and 2005.	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 20,272,995 and 18,047,425 shares issued and outstanding at September 30, 2004 and 2005	20,273	18,047
Additional paid-in capital	48,712,289	41,926,318
Retained earnings	37,336,182	55,921,733
Treasury stock, at cost, 2,535,039 and 0 shares at September 30, 2004 and 2005	(10,613,757)	—
Total shareholders' equity	75,454,987	97,866,098
Total liabilities and shareholders' equity	$87,468,627	$107,034,878

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2003	2004	2005
Net sales	$28,168,752	$46,099,777	$63,264,359
Cost of sales	11,346,057	15,663,108	20,888,729
Gross profit	16,822,695	30,436,669	42,375,630
Operating expenses:
Research and development	3,376,849	4,811,156	6,057,889
Selling, general and administrative	5,890,362	7,567,959	8,898,622
	9,267,211	12,379,115	14,956,511
Operating income	7,555,484	18,057,554	27,419,119
Interest income	582,023	532,745	1,939,397
Interest expense	(131,602)	(128,018)	(175,151)
Income before income taxes	8,005,905	18,462,281	29,183,365
Income taxes	2,464,715	6,530,084	10,598,563
Net income	$5,541,190	$11,932,197	$18,584,802
Net Income Per Common Share:
Basic	$0.30	$0.69	$1.04
Diluted	$0.30	$0.67	$1.02
Weighted Average Shares Outstanding:
Basic	18,391,626	17,400,380	17,873,780
Diluted	18,743,661	17,928,180	18,259,856

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2002	$13,052	$46,093,605	$19,869,553	$(1,250,000)	$64,726,210
Exercise of options to purchase common stock	9	19,191	—	—	19,200
Issuance of stock to directors	20	135,428	—	-	135,448
Purchase of treasury stock	—	—	—	(9,363,757)	(9,363,757)
Net income	—	—	5,541,190	—	5,541,190
Balance, September 30, 2003	13,081	46,248,224	25,410,743	(10,613,757)	61,058,291
Exercise of options to purchase common stock	133	1,553,662	—	—	1,553,795
Exercise of warrants to purchase common stock	281	614,317	—	—	614,598
Issuance of stock to directors	20	296,086	—	—	296,106
Net income	—	—	11,932,197	—	11,932,197
Balance, September 30, 2004	13,515	48,712,289	37,342,940	(10,613,757)	75,454,987
Exercise of options to purchase common stock	201	3,562,132			3,562,333
Effect of stock split (3 -for-2)	6,009		(6,009)		—
Issuance of stock to directors	12	263,964			263,976
Retirement of Treasury Stock	(1,690)	(10,612,067)		10,613,757	—
Net income			18,584,802		18,584,802
Balance, September 30, 2005	$18,047	$41,926,318	$55,921,733	$—	$97,866,098

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,541,190	$11,932,197	$18,584,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	714,210	729,993	797,990
Write off of software deposit	101,738	—	—
Loss on Disposal of Fixed Assets	50,453	1,660	1,253
Excess and obsolete inventory expense	(78,495)	(118,298)	32,697
Disposal of obsolete inventory	—	163,856	23,522
Deferred income taxes	99,599	83,680	252,151
Compensation expense for stock issued to directors	135,448	296,106	263,976
Tax benefit from exercise of stock options	—	381,469	1,716,659
(Increase) decrease in:
Accounts receivable	(1,654,786)	1,952,107	(476,836)
Inventories	590,496	(2,396,538)	1,223,783
Prepaid expenses and other	(260,555)	(55,966)	(3,363,222)
Increase (decrease) in:
Accounts payable	331,492	1,117,941	(1,390,731)
Accrued expenses	601,500	1,647,350	(1,250,827)
Deferred revenue	(110,372)	357,514	(419,844)
Net cash provided by operating activities	6,061,918	16,093,071	15,995,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,260)	(791,393)	(528,064)
Net cash used in investing activities	(156,260)	(791,393)	(528,064)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19,200	1,127,991	1,845,674
Proceeds from exercise of warrants	—	658,934	—
Purchase of treasury stock	(9,363,757)	—	—
Repayment of capitalized lease obligations	(17,111)	(11,180)	(7,568)
Net cash provided by (used in) financing activities	(9,361,668)	1,775,745	1,838,106
Net increase (decrease) in cash and cash equivalents	(3,456,010)	17,077,423	17,305,415
Cash and cash equivalents, beginning of year	52,245,754	48,789,744	65,867,167
Cash and cash equivalents, end of year	$48,789,744	$65,867,167	$83,172,582
Supplemental Cash flow Information:
Cash Paid For:
Interest	$56,868	$53,711	$102,192
Income Taxes	$1,948,658	$5,991,777	$8,600,619

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

On June 13, 2005, the Company’s Board of Directors approved a three-for-two split of the Company’s common stock. The stock split was in the form of a fifty percent (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005. The issued and outstanding common stock and all share and per share amounts (except par value) have been retroactively restated in this report to give effect to this three-for-two stock split. A transfer from Retained Earnings to Common Stock of $6,009 was required as a result of no change to par value.

2.   Concentrations:

Major Customers and Products

In fiscal 2003, 2004 and 2005 the Company derived 51%, 46% and 47% of net sales from five customers, although not all the same customers in each year. The accounts receivable related to the current five customers was $405,767 at September 30, 2005.

In addition, sales of air data systems and components were 88%, 97% and 94% of total sales for the years ended September 30, 2003, 2004 and 2005, respectively. Flat Panel sales were 4%, 2% and 6% of net sales in the years ended September 30, 2003, 2004 and 2005. Sales to government contractors and agencies accounted for approximately 22%, 7% and 20% respectively, of the Company’s net sales during fiscal 2003, 2004 and 2005.

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

The Company also maintains a reserve for doubtful accounts in the amount of $100,000 and had accounts receivable write-offs of $0 and $2,500 in fiscal 2004 and 2005, respectively.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2004 and 2005 consist of funds invested in money market accounts with financial institutions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2004	2005
Raw materials	$1,928,005	$1,696,050
Work-in-process	2,573,932	1,151,828
Finished goods	689,691	1,063,748
	$5,191,628	$3,911,626

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which is depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $702,210, $717,993 and $785,990 for the fiscal years ended 2003, 2004 and 2005.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal 2003, 2004, and 2005.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes sales of products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable, and collection is reasonably assured. The Company essentially recognizes sales upon shipment of products to customers.

Sales related to certain long-term contracts requiring development and delivery of products over several years are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and the amounts are not significant for fiscal years 2003, 2004 and 2005.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Effective July 1, 2003, the Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value that is established using vendor-specific objective evidence. In general, revenues are separated between product sales and non-recurring engineering services. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The estimated fair value amounts presented in these consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values based on pertinent information available to management as of September 30, 2004 and 2005.

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

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the periods ended September 30, 2003, 2004 and 2005 would have been as follows:

	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2004	Fiscal Year Ended September 30, 2005
Net income:
As reported	$5,541,190	$11,932,197	$18,584,802
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(634,144)	$(745,329)	$(814,736)
Pro forma	$4,907,046	$11,186,868	$17,770,066
Basic EPS:
As reported	$.30	$.69	$1.04
Pro forma	$.27	$.64	$.99
Diluted EPS:
As reported	$.30	$.67	$1.02
Pro forma	$.26	$.63	$.97

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

In December 2004, The FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the effect of SFAS 123R on our financial statements with the intent of implementing this standard in fiscal 2006. We expect the impact of this standard to be consistent with prior years pro forma.

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

	For the Fiscal Year Ended September 30,
	2003	2004	2005
Weighted average number of shares—basic	18,391,626	17,400,380	17,873,780
Effect of dilutive securities:
Stock Options	65,695	417,764	386,076
Warrants	286,340	110,036	0
Weighted average number of shares—diluted	18,743,661	17,928,180	18,259,856

The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2003, 2004 and 2005, there were 329,730, 12,587 and 50,500 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

5.   Accrued Expenses:

Accrued expenses consist of the following:

	September 30,
	2004	2005
Salary, Benefits and payroll taxes	$1,198,267	$881,602
Warranty	757,476	770,845
Income Taxes payable	1,797,508	1,051,963
Other	1,001,390	799,404
	$4,754,641	$3,503,814

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty cost and accrual information for the fiscal period ended September 30, 2004 is highlighted below:

Warranty accrual at September 30, 2003	$842,541
Accrual expense for year ended September 30, 2004	227,292
Warranty costs for year ended September 30, 2004	(145,957)
Change in estimate of warranty liability	(166,400)
Warranty accrual at September 30, 2004	$757,476

Warranty cost and accrual information for the fiscal period ended September 30, 2005 is highlighted below:

Warranty accrual at September 30, 2004	$757,476
Accrual expense for the year ended September 30, 2005	186,558
Warranty costs for the year ended September 30, 2005	(173,189)
Warranty accrual at September 30, 2005	$770,845

7.   Income Taxes:

Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2003	2004	2005
Current Provision:
Federal	$2,252,101	$6,155,438	$9,592,641
State	113,015	601,943	753,772
	2,365,116	6,757,381	10,346,413
Deferred Provision (Benefit):
Federal	99,382	(195,414)	102,434
State	217	(31,883)	149,716
	99,599	(227,297)	252,150
	$2,464,715	$6,530,084	$10,598,563

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2003	2004	2005
Federal statutory tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	2.2	1.9
Research and development tax credits	-3.5	-1.4	-0.4
Other	-0.6	-0.4	-0.2
	30.8%	35.4%	36.3%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below. As of September 30, 2003 and 2004, the Company had a

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cumulative net operating loss (NOL) in its subsidiary (that holds the Company airplane) of $2,268,929 and $31,687 respectively. The Company utilized $2,237,242 of this NOL for the period ended September 30, 2004 and the remaining $31,687 during the current period leaving a zero balance at September 30, 2005.

	September 30, 2004	September 30, 2005
Deferred tax assets—
Deferred revenue	$123,887	$102,372
Reserves and accruals	1,003,897	949,295
State NOL carryforward	2,756	—
	1,130,540	1,051,667
Deferred tax liabilities—
Depreciation	(529,587)	(731,564)
Other	(28,699)	—
	(558,286)	(731,564)
	$572,254	$320,103

8.   Notes Payable:

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2005:

2006—	$100,000
2007—	$150,000
2008—	$200,000
2009—	$250,000
2010—	$250,000
thereafter—	$3,385,000

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants of the loan agreement as of September 30, 2004 and 2005.

The interest cost associated with this debt was $52,000 for fiscal 2004 and $100,000 for fiscal 2005. The interest rate on this debt was 2.68% at September 30, 2005. The Company also is required to maintain a letter of credit in the amount of $5,000,000 covering this debt.

9.   Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.   Shareholders’ Equity:

Common Stock

The Company issued 29,817, 30,855 and 15,828 shares of Common stock to non-employee directors, with fair values of $135,428, $296,086 and $263,964 for the years ended September 30, 2003, 2004 and 2005, respectively. The fair value of the Common Stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations based on the fair market value of the stock on the vesting date for fiscal years 2003 and 2004, and on the fair market value on the grant date for fiscal year 2005. The Company accrued $60,048 at September 30, 2005 for director shares earned during the year but not issued until after year-end.

Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2005, no stock options have been granted to independent contractors or consultants under this plan.

Incentive stock options granted under the Plan must be at least equal to the fair value of the Common stock on the date of grant. Nonqualified stock options granted under the Plan may be less than, equal to or greater than the fair value of the Common stock on the date of grant. The number of shares of Common stock the Company has reserved for awards under the Plan was increased, by shareholder vote at the March 31, 2005 Annual Meeting of Shareholders, from 1,889,025 to 3,389,025 shares.

Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. The Company has elected the disclosure method of SFAS No. 123. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for fiscal 2003, 2004 and 2005 would have been as follows:

	Fiscal year EndedSeptember 30,
	2003	2004	2005
Net Income:
As reported	$5,541,190	$11,932,197	$18,584,802
Pro forma	$4,907,046	$11,186,868	$17,770,066
Basic EPS:
As reported	$0.30	$0.69	$1.04
Pro forma	$0.27	$0.64	$0.99
Diluted EPS:
As reported	$0.30	$0.67	$1.02
Pro forma	$0.26	$0.63	$0.97

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of the stock options granted during the fiscal years ended September 30, 2003, 2004 and 2005 were $4.31, $10.72 and $19.13 respectively. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended September 30,
	2003	2004	2005
Expected dividend rate	—	—	—
Expected volatility	67.4%	67.4%	66.4%
Weighted average risk-free interest rate	1.5%	1.5%	2.0%
Expected lives (years)	10	10	7.35

Information relative to the Plan is as follows:

		Range of			Weighted
		Exercise			Average
		Weighted			Exercise
	Options	Prices			Price
Outstanding at September 30, 2002	715,382	$1.46	-	$10.00	$6.93
Granted	337,500	4.00	-	5.11	4.31
Exercised	(13,155)	1.46	-	1.46	1.46
Cancelled	(140,409)	4.21	-	10.00	8.07
Outstanding at September 30, 2003	899,318	$1.46	-	$9.90	$5.85
Granted	190,500	5.41	-	18.21	10.72
Exercised	(200,108)	1.83	-	9.64	5.86
Cancelled	(49,023)	4.21	-	10.13	8.61
Outstanding at September 30, 2004	840,687	$1.46	-	$18.21	$6.79
Granted	117,000	15.41	-	22.35	19.13
Exercised	(291,734)	1.46	-	12.22	6.46
Cancelled	(71,700)	4.00	-	21.17	12.51
Outstanding at September 30, 2005	594,253	$1.46	-	$22.35	$8.76
Options exercisable at September 30, 2005	250,754	$1.46	-	$18.21	$6.08

At September 30, 2005, 1,745,719 shares were available for grant under the 1998 stock option plan.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at September 30, 2005:

Options Outstanding
				Weighted-		Options Exercisable
			Outstanding	Average	Weighted-		Weighted-
			As of	Remaining	Average	As of	Average
Range of Exercise			September 30,	Contractual	Exercise	September 30,	Exercise
Prices			2005	Life	Price	2005	Price
$ 0.00	-	5.00	228,404	5.8	$4.02	133,305	$3.85
$ 5.01	-	10.00	198,449	6.5	$7.62	101,849	$7.71
$10.01	-	15.00	63,900	8.6	$13.50	12,300	$13.63
$15.01	-	20.00	66,500	9.3	$17.17	3,300	$17.52
$20.01		22.35	37,000	9.6	$21.04	0	$0.00
			594,253	7.3	$8.76	250,754	$6.08

Warrants

In connection with the issuance of subordinated notes, the Company issued warrants to purchase 1,101,855 shares of Common stock at an exercise price of $1.46 per share. In fiscal 2004 the remaining 420,955 warrants were exercised. As a result there were no outstanding warrants at September 30, 2004 or 2005.

11.   Commitments and Contingencies:

Capital Lease

The Company leases certain equipment under capital leases with terms of five years and implicit interest rates of 4.3%. The capitalized cost of $39,119 and the related accumulated amortization of $18,749 have been included in property and equipment at September 30, 2005. The balance due on these leases was $27,938 and $20,370 as of September 30, 2004 and 2005 respectively. The payments for fiscal 2006, 2007, and 2008 are $7,892, $8,231 and $4,247 respectively.

Operating Leases

Rent expense under operating leases totaled $26,024, $20,010 and $19,994 for the years ended September 30, 2003, 2004 and 2005, respectively. As of September 30, 2005, there were no operating leases in effect.

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

12.   Related-Party Transactions:

The Company incurred legal fees of $127,990, $115,898 and $137,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2003, 2004 and 2005, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm’s investment in the Company.

The Company derived net sales of $67,989, $124,652 and $83,000 for the years ended September 30, 2003, 2004 and 2005, respectively from an entity which was a shareholder, and purchased $5,612, $0 and $0 of component parts used in the manufacturing process from this related party during such years.

For the years ended September 30, 2003, 2004 and 2005, respectively, we incurred service fees of $18,703, $124,932 and $33,000 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

13.   Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2005	2004	2005	2004	2005	2004	2005
Net Sales	$8,523,336	$18,978,804	$10,895,287	$19,001,021	$12,269,653	$17,101,620	$14,411,501	$8,182,914
Cost of Sales	3,481,411	6,182,143	3,662,841	5,777,273	4,056,372	5,846,912	4,462,484	3,082,402
Gross Profit	5,041,925	12,796,661	7,232,446	13,223,748	8,213,281	11,254,708	9,949,017	5,100,512
Operating Income	2,392,030	9,496,663	3,874,069	9,371,352	4,759,781	7,263,946	7,031,674	1,287,157
Net Income	1,607,350	6,192,803	2,574,081	6,273,839	3,285,608	4,898,713	4,465,158	1,219,446
Net Income Per Share—Basic	$0.09	$0.35	$0.15	$0.35	$0.19	$0.27	$0.25	$0.07
Net Income Per Share—Diluted	$0.09	$0.34	$0.14	$0.34	$0.18	$0.27	$0.25	$0.07

The sum of the quarterly per share amounts may not equal per share amounts reported for year ended fiscal 2004 and 2005. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

None

Item 9A.                Controls and procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over financial reporting

Management of Innovative Solutions & Support, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

As of September 30, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2005 is effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 7, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 7, 2005

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

PART IV

Item 15.                 Exhibits, financial statement schedules.

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

(3)   The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1#	Articles of Incorporation of IS&S.
3.2#	Bylaws of IS&S.
10.1*#	IS&S 1988 Incentive Stock Option Plan.
10.2*#	IS&S 1998 Stock Option Plan.
10.8@	Bond Purchase Agreement.
10.9@	Reimbursement, Credit and Security Agreement.
10.11@	Trust Indenture.
10.12*†	Employment Agreement by and between Roman G. Ptakowski and IS&S dated March 29, 2003.
21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M. HEDRICK
Geoffrey S. M. Hedrick
Chairman of the Board and
Chief Executive Officer
Dated:	December 12, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEOFFREY S. M. HEDRICK	Chairman of the Board and	December 12, 2005
Geoffrey S. M. Hedrick	Chief Executive Officer
(Principal Executive Officer)
/s/ ROMAN G. PTAKOWSKI	President	December 12, 2005
Roman G. Ptakowski
(President))
/s/ JAMES J. REILLY	Chief Financial Officer	December 12, 2005
James J. Reilly
(Principal Financial and Accounting Officer)
/s/ GLEN R. BRESSNER	Director	December 12, 2005
Glen R. Bressner
/s/ WINSTON J. CHURCHILL	Director	December 12, 2005
Winston J. Churchill
/s/ BENJAMIN A. COSGROVE	Director	December 12, 2005
Benjamin A. Cosgrove
/s/ IVAN M. MARKS	Director	December 12, 2005
Ivan M. Marks
/s/ ROBERT E. MITTELSTAEDT, JR.	Director	December 12, 2005
Robert E. Mittelstaedt, Jr.
/s/ ROBERT H. RAU	Director	December 12, 2005
Robert H. Rau