Form 10-Q
period 2005-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2006-02-09
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition or “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer       ☒ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

As of February 2, 2006, there were 18,062,807 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q December 31, 2005

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of September 30, 2005	As of December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$83,172,582	$82,631,890
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2005 and December 31, 2005	5,479,936	5,316,834
Inventories	3,911,626	3,648,493
Deferred income taxes	956,070	701,102
Prepaid expenses and other current assets	4,028,498	4,314,267

Total current assets	97,548,712	96,612,586

Property and Equipment:
Computers and test equipment	4,278,748	4,369,434
Corporate airplane	2,998,161	2,998,161
Furniture and office equipment	734,038	734,038
Manufacturing facility	5,420,741	5,420,741
Land	1,021,245	1,021,245
	14,452,933	14,543,619
Less- Accumulated depreciation and amortization	(5,091,881)	(5,281,210)

Net property and equipment	9,361,052	9,262,409

Deposits and other assets	125,114	518,114

Total assets	$107,034,878	$106,393,109

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,257	7,257
Accounts payable	305,516	337,265
Accrued expenses	3,503,814	2,561,927
Deferred revenue	176,650	209,611

Total current liabilities	4,093,237	3,216,060

Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	13,113	10,537
Deferred revenue	191,463	173,845
Deferred income taxes	635,967	581,307
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2005 and December 31, 2005.	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,047,425 and 18,058,471 shares issued and outstanding at September 30, 2005 and December 31, 2005	18,047	18,058
Additional paid-in capital	41,926,318	42,230,444
Retained earnings	55,921,733	55,927,858

Total shareholders’ equity	97,866,098	98,176,360

Total liabilities and shareholders’ equity	$107,034,878	$106,393,109

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2005
Net sales	$18,978,804	$5,405,387
Cost of sales	6,182,143	2,702,018
Gross profit	12,796,661	2,703,369
Operating expenses:
Research and development	1,271,531	1,535,001
Selling, general and administrative	2,028,467	1,896,836
	3,299,998	3,431,837
Operating income (loss)	9,496,663	(728,468)
Interest income	283,250	781,445
Interest expense	(39,738)	(43,512)
Income before income taxes	9,740,175	9,465
Income taxes	3,547,372	3,340
Net income	$6,192,803	$6,125
Net Income Per Common Share:
Basic	$0.35	$0.00
Diluted	$0.34	$0.00

Weighted Average Shares Outstanding:
Basic	17,752,707	18,055,243
Diluted	18,270,413	18,272,423

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,192,803	$6,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	182,235	201,838
Stock-based compensation expense	—	174,009
Compensation expense for stock issued to directors	57,990	60,048
Loss on Disposal of Fixed Assets	—	156
Excess and obsolete inventory expense	(6,017)	85,129
Deferred income taxes	—	200,308
Tax benefit from exercise of stock options	116,741	21,378
Excess tax benefits from share-based payment arrangements	—	(8,689)
(Increase) decrease in:
Accounts receivable	(193,064)	163,102
Inventories	(346,097)	178,004
Prepaid expenses and other current assets	84,628	(285,769)
Increase (decrease) in:
Accounts payable	(348,443)	31,749
Accrued expenses	1,705,926	(1,088,554)
Deferred revenue	(19,909)	15,343
Net cash provided by (used in) operating activities	7,426,793	(245,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,122)	(96,351)
Purchases of other assets	—	(253,333)
Net cash used in investing activities	(111,122)	(349,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	157,848	48,702
Repayment of capitalized lease obligation	—	(2,576)
Excess tax benefits from share-based payment arrangements	—	8,689
Net cash provided by financing activities	157,848	54,815

Net increase (decrease) in cash and cash equivalents	$7,473,519	$(540,692)

Cash and cash equivalents, beginning of year	$65,867,167	$83,172,582

Cash and cash equivalents, end of period	$73,340,686	$82,631,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,257	$31,101
Cash paid for income taxes	$998,500	$435,000

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

The balance sheet as of December 31, 2005, the statement of operations for the three months ended December 31, 2004 and 2005 and the statements of cash flows for the three months ended December 31, 2004 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

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

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share”.

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2005
Weighted average number of shares-basic	17,752,707	18,055,243
Effect of dilutive securities:
Employee stock options	517,706	217,180

Weighted average number of shares-diluted	18,270,413	18,272,423

For the three-month periods ended December 31, 2005 and 2004, there were 206,000 and 12,000 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended December 31, 2005, three customers accounted for 28%, 10% and 9% of net sales or 47% on a combined basis.  For the three months ended December 31, 2004, three customers accounted for 16%, 15%, and 12% of net sales or 43% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2005	December 31, 2005
Raw materials	$1,696,050	$1,879,145
Work-in-process	1,151,828	1,050,878
Finished goods	1,063,748	718,470
	$3,911,626	$3,648,493

5. Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended December 31, 2005 is highlighted below:

Warranty accrual at September 30, 2005	$770,845
Accrued expense for the quarter ended December 31, 2005	17,297
Warranty costs for the quarter ended December 31. 2005	(47,166)

Warranty accrual at December 31, 2005	$740,976

6. Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through December 31, 2005, no stock options have been granted to independent contractors or consultants under this plan.

Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan. As of December 31, 2005 there were 1,703,518 remaining and available for grant.

On December 16, 2004, the FASB finalized SFAS No. 123(R) Share-Based Payment (SFAS 123(R)). SFAS123(R) amends SFAS 123 and supersedes APB25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors’) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, or the Company’s period ending December 31, 2005.

Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method resulted in compensation costs for the Company’s 1998 Stock Option Plan. The compensation cost that has been charged against income as a result of adoption of SFAS 123R for the plan was $174,009 for the three month period ended December 31, 2005. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $61,425 for the three month period ended December 31, 2005.

Share-based compensation costs prior to October 1, 2005 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R) had compensation costs been determined based on the fair market value of the stock options, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share for the three months ended December 31, 2004 would have been as follows:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2005
Net income as reported	$6,192,803	$6,125

Add back fair market value expense:		112,584
Employee stock options (1)

Deduct fair market value expense:
Employee stock options (2)	(183,411)	(112,584)

Pro forma net income	$6,009,392	$6,125

Basic EPS:
As reported	$0.35	$0.00
Pro forma	$0.34	$0.00

Diluted EPS:
As reported	$0.34	$0.00
Pro forma	$0.33	$0.00

(1)     Amount represents compensation expense determined under the fair market value method included in reported net income, net of related tax effect.

(2)     Amounts represent compensation expense if it had been determined under the fair market value based method, net of related tax effect.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted –average assumptions:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2005
Expected lives (years)	8.9	9.3
Weighted average risk-free interest rate	1.6%	1.8%
Expected volatility	66.8%	65.8%
Expected dividend rate	—%	—%

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2005.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. In October 2005, the FAA awarded the Company a second Technical Standard Order (TSO) for the flat panel display or COCKPIT/IP®. This TSO establishes our flat panel display system as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types and, additionally, it addresses the most stringent Commercial Air Transport market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The TSO states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors’.

In October 2005, the Company in a teaming arrangement with ABX Air, received FAA Supplemental Type Certification (STC) of its Flat Panel Display System for use on B-767 aircraft. The STC provides B-767 operators with a low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays. Operators will benefit from improved dispatch reliability, logistics savings and adaptability to future requirements. The receipt of the STC positions the Company to pursue more than 1,700 B-757 and B-767 aircraft with similar needs for Flat Panel Display System upgrades. The STC also provides a foundation for incorporating the product into other airplanes as well.

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

We intend to continue investing in the development of new products and the enhancement of our existing product line. We expense research and development costs related to future product development as they are incurred.

Our selling, general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Net sales. Net sales decreased $13.6 million, or 71.6%, to $5.4 million for the three months ended December 31, 2005 from $19.0 million in the three months ended December 31, 2004. This decrease in net sales was mainly due to a decrease in demand for our RVSM system. Sales for the three months ended December 31, 2004 reflected an industry wide response to a Federal Aviation Administration (FAA) mandate that required the installation of RVSM equipment on aircraft flying between 29,000 and 41,000 by January 20, 2005. The peak demand for the RVSM system declined after this date.

Cost of sales. Cost of sales decreased $3.5 million or 56.3%, to $2.7 million, or 50% of net sales in the three months ended December 31, 2005 from $6.2 million, or 33 % of net sales in the three months ended December 31, 2004. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs not being absorbed over lower net sales in the current period.

Research and development. Research and development expenses increased $0.3 million or 21% to $1.5 million or 28% of net sales in the three months ended December 31, 2005 from $1.3 million or 7% of net sales in the three months ended December 31, 2004.  The increase in dollar spending reflects our sustained new product development effort. The percent increase was mostly due to lower sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses decreased $0.1 million, or 7.0%, to $1.9 million, or 35% of net sales in the three months ended December 31, 2005 from $2.0 million or 11% of net sales in the three months ended December 31, 2004. The decrease in the dollar amount was primarily the result of lower commissions. The increase as a percent of net sales was the result of lower net sales in the period.

Interest income. Interest income was $781,000 in the three months ended December 31, 2005 as compared to interest income of $283,000 in the three months ended December 31, 2004. The increase in interest income in the three months ended December 31, 2005 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $44,000 in the three months ended December 31, 2005 as compared to interest expense of $39,000 in the three months ended December 31, 2004. The increase in interest expense in the three months ended December 31, 2005 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax expense for the three months ended December 31, 2005 was $3,000. The income tax expense for the three months ending December 31, 2004 was $3.5 million. The decrease in tax expense was primarily due to lower income in the period. The effective tax rate in the December 31, 2005 quarter was 35.3%. In the December 31, 2004 quarter the effective tax rate was 36.4%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits.

Net income. As a result of the factors described above, our net income in the three months ended December 31, 2005 decreased $6.2 million, or approximately 100%, to $6,125 or 0.1% of net sales, from $6.2 million or 33% of net sales in the three months ended December 31, 2004.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow from operating activities was a negative $246,000 for the three months ended December 31, 2005 as compared to a positive $7.4 million for the three months ended December 31, 2004. The decrease was due primarily to lower net income ($6.2 million) and reduced accrued expenses ($2.8 million) which were partially offset by reduced inventories ($0.5 million) and an increase in accounts payable ($0.4 million).

Our cash used in investing activities was $350,000 for the three months ended December 31, 2005. This primarily consisted of spending for product certification, production equipment and laboratory test equipment. Cash used in investing activities was $111,000 for the three months ended December 31, 2004 and primarily consisted of production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash flow from financing activities was $55,000, for the three months ended December 31, 2005 as compared to $158,000 in the three months ended December 31, 2004. In both periods the primary source of cash was from proceeds from the exercise of stock options.

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

Backlog

As of December 31, 2005 and 2004, our backlog was $18.2 million and $36.2 million, respectively. The period over period decline in backlog principally reflects the passing of peak demand for RVSM related Air data products.

Sequentially, our 1st quarter backlog grew by $5.3 million or 41% when compared to the prior quarter ( the 4th quarter of fiscal 2005). The flat panel system component of backlog was $5.9 million in the 4th quarter of fiscal 2005 and increased to $12.1 million in the 1st quarter of fiscal 2006, representing an increase of $6.2 million or 105%.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most critical accounting policies are revenue recognition, income taxes, allowance for doubtful accounts, inventory valuation, share-based compensation and warranty reserves.

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

Effective October 1, 2005 the Company adopted the provisions of SFAS 123R, using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method results in compensation costs for the Company’s 1998 Stock Option Plan.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

•                  the ability to obtain future contracts and awards;

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forwardlooking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

None

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2005.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 3, 2006	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer