Form 10-Q
period 2006-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2006-05-10
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐             No ☒

As of May 3, 2006, there were 17,107,533 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q March 31, 2006

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of	As of
	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$72,252,681	$83,172,582
Accounts receivable, less allowance for doubtful accounts of $100,000 at March 31, 2006 and September 30, 2005	2,633,800	5,479,936
Inventories	4,307,417	3,911,626
Deferred income taxes	764,042	956,070
Prepaid expenses and other current assets	2,433,037	4,028,498

Total current assets	82,390,977	97,548,712

Property and Equipment:
Computers and test equipment	4,448,739	4,278,748
Corporate airplane	3,027,502	2,998,161
Furniture and office equipment	742,999	734,038
Manufacturing facility	5,420,741	5,420,741
Land	1,021,245	1,021,245
	14,661,226	14,452,933
Less- Accumulated depreciation and amortization	(5,481,528)	(5,091,881)

Net property and equipment	9,179,698	9,361,052

Deposits and other assets	347,114	125,114

Total assets	$91,917,789	$107,034,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,891	7,257
Accounts payable	389,096	305,516
Accrued expenses	2,303,832	3,503,814
Deferred revenue	275,649	176,650

Total current liabilities	3,076,468	4,093,237

Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	8,574	13,113
Deferred revenue	156,227	191,463
Deferred income taxes	532,408	635,967
Commitments and contingencies	—	—

Shareholders’ Equity: Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2006 and September 30, 2005.	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,063,407 and 18,047,425 shares issued and outstanding at March 31, 2006 and September 30, 2005	18,063	18,047
Additional paid-in capital	42,481,545	41,926,318
Retained earnings	55,150,202	55,921,733
Treasury stock, at cost, 961,610 and 0 shares at March 31, 2006 and September 30, 2005	(13,740,698)	—

Total shareholders’ equity	83,909,112	97,866,098

Total liabilities and shareholders’ equity	$91,917,789	$107,034,878

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Net sales	$3,744,752	$19,001,021	$9,150,139	$37,979,825
Cost of sales	2,194,718	5,777,273	4,896,736	11,959,415
Gross profit	1,550,034	13,223,748	4,253,403	26,020,410
Operating expenses:
Research and development	1,916,788	1,548,468	3,451,789	2,819,999
Selling, general and administrative	2,200,650	2,303,928	4,097,486	4,332,395
	4,117,438	3,852,396	7,549,275	7,152,394
Operating income (loss)	(2,567,404)	9,371,352	(3,295,872)	18,868,016
Interest income	819,626	428,325	1,601,071	711,575
Interest expense	(44,483)	(39,395)	(87,995)	(79,134)
Income (loss) before income taxes	(1,792,261)	9,760,282	(1,782,796)	19,500,457
Income tax expense (benefit)	(1,014,605)	3,486,443	(1,011,265)	7,033,815
Net income (loss)	$(777,656)	$6,273,839	$(771,531)	$12,466,642

Net Income (loss) Per Common Share:
Basic	$(0.04)	$0.35	$(0.04)	$0.70
Diluted	$(0.04)	$0.34	$(0.04)	$0.68

Weighted Average Shares Outstanding:
Basic	17,674,391	17,781,957	17,866,910	17,766,965
Diluted	17,674,391	18,316,479	17,866,910	18,293,080

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(771,531)	$12,466,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	413,156	370,045
Stock-based compensation expense	355,507	—
Compensation expense for stock issued to directors	119,872	101,740
Loss on Disposal of Fixed Assets	156	—
Excess and obsolete inventory expense	—	26,908
Deferred income taxes	88,469	—
Tax benefit from exercise of stock options	23,659	247,041
Excess tax benefits from share-based payment arrangements	(9,119)	—
(Increase) decrease in:
Accounts receivable	2,846,136	(1,446,160)
Inventories	(395,791)	(156,101)
Prepaid expenses and other current assets	1,595,461	22,436
Increase (decrease) in:
Accounts payable	83,580	(503,925)
Accrued expenses	(1,199,982)	(746,158)
Deferred revenue	63,763	(4,040)
Net cash provided by operating activities	3,213,336	10,378,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(213,958)	(196,015)
Purchases of other assets	(240,000)	—
Net cash used in investing activities	(453,958)	(196,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	56,205	304,621
Purchase of Treasury Stock	(13,740,698)	—
Repayment of capitalized lease obligation	(3,905)	(3,744)
Excess tax benefits from share-based payment arrangements	9,119	—
Net cash provided by (used in) financing activities	(13,679,279)	300,877

Net increase (decrease) in cash and cash equivalents	$(10,919,901)	$10,483,290

Cash and cash equivalents, beginning of year	$83,172,582	$65,867,167

Cash and cash equivalents, end of period	$72,252,681	$76,350,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55,170	$40,303
Cash paid for income taxes	$440,000	$6,969,500
Cash received from income tax refund	$(3,137,923)	$—

The accompanying notes are an integral part of these statements.

Innovative Solutions & Support Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, flat panel display systems and advanced monitoring systems for the military, government, commercial air transport and corporate aviation markets.

The balance sheet as of March 31, 2006, the statement of operations for the three months and six months ended March 31, 2006 and 2005 and the statements of cash flows for the six months ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

A reconciliation of weighted average shares outstanding appears below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Weighted average number of shares-basic	17,674,391	17,781,957	17,866,910	17,766,965
Effect of dilutive securities: Employee stock options	0	534,522	0	526,115
Weighted average number of shares-diluted	17,674,391	18,316,479	17,866,910	18,293,080

For the six-month periods ended March 31, 2006 and 2005, there were 420,987 and 13,517 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended March 31, 2006, two customers accounted for 25% and 16% of net sales or 41% of net sales on a combined basis. For the three months ended March 31, 2005, two customers accounted for 17% and 15% of net sales or 32% of net sales on a combined basis. For the six months ended March 31, 2006, two customers accounted for 17% and 10% of net sales or 27% of net sales on a combined basis. For the six months ended March 31, 2005, one customer accounted for 14% of net sales. No other customer accounted for 10% or more of net sales for the six months ended March 31, 2005.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31,	September 30,
	2006	2005
Raw materials	$2,404,825	$1,696,050
Work-in-process	1,184,943	1,151,828
Finished goods	717,649	1,063,748
	$4,307,417	$3,911,626

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

Warranty cost and accrual information for the three months ended March 31, 2006 is highlighted below:

Warranty accrual at December 31, 2005	$740,976
Accrued expense for the three months ended March, 31, 2006	13,481
Warranty costs for the three months ended March 31, 2006	(45,505)

Warranty accrual at March 31, 2006	$708,952

Warranty cost and accrual information for the six months ended March 31, 2006 is highlighted below:

Warranty accrual at September 30, 2005	$770,845
Accrued expense for the six months ended March, 31, 2006	30,778
Warranty costs for the six months ended March 31, 2006	(92,671)

Warranty accrual at March 31, 2006	$708,952

6. Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through March 31, 2006  no stock options have been granted to independent contractors or consultants under this plan.

Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan. As of March 31, 2006 there were 1,693,818 remaining and available for grant.

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

Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method resulted in compensation costs for the Company’s 1998 Stock Option Plan. The compensation cost that has been charged against income as a result of adoption of SFAS 123R for the plan was $181,498 and $355,507 for the three and six month periods ended March 31, 2006 respectively . The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $56,410 and $110,492 for the three and six month periods ended March 31, 2006, respectively.

Share-based compensation costs prior to October 1, 2005 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R) had compensation costs been determined based on the fair market value of the stock options, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share for the three and six months ended March 31, 2005 would have been as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended March 31	Ended March 31	Ended March 31	Ended March 31
	2006	2005	2006	2005
Net income (loss) as reported	$(777,656)	$6,273,839	$(771,531)	$12,466,642

Add back fair market value expense:
Employee stock options (1)	125,088		245,015

Deduct fair market value expense:
Employee stock options (2)	(125,088)	(203,199)	(245,015)	(406,398)

Pro forma net income (loss)	$(777,656)	$6,070,640	$(771,531)	$12,060,244

Basic earnings (loss) per share:
As reported	$(0.04)	$0.35	$(0.04)	$0.70
Pro forma	$(0.04)	$0.34	$(0.04)	$0.68

Diluted earnings (loss) per share :
As reported	$(0.04)	$0.34	$(0.04)	$0.68
Pro forma	$(0.04)	$0.33	$(0.04)	$0.66

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted –average assumptions:

	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Expected lives (years)	9.1	8.8
Weighted average risk-free interest rate	1.9%	1.7%
Expected volatility	65.4%	66.8%
Expected dividend rate	—%	—%

7. Stock Repurchase Program

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of its outstanding common stock. Purchases of the stock may be made from time to time, subject to market conditions and at prevailing market prices. The program will remain in effect until June 30, 2006, unless extended by the Board of Directors.

During the three months ended March 31, 2006, the Company repurchased 961,610 shares of its common stock at an average cost of $14.29 per share. As of March 31, 2006, 1,038,390 shares may be repurchased under the existing plan.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement during fiscal year 2005 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this statement on October 1, 2005 and it did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Controls and Results of Operations

Overview

We design, manufacture and sell flight information computers, flat panel display systems and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display Systems (“FPDS”) product line. In October 2005, the FAA awarded the Company a second Technical Standard Order (TSO) for the FPDS or COCKPIT/IP®. This TSO establishes our FPDS as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types and, additionally, it addresses the most stringent Commercial Air Transport market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The TSO states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors’.

In October 2005, the Company in a teaming arrangement with ABX Air, received FAA Supplemental Type Certification (STC) of its FPDS for use on B-767 aircraft. The STC provides B-767 operators with a low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays. Operators will benefit from improved dispatch reliability, logistics savings and adaptability to future requirements. The receipt of the STC positions the Company to pursue more than 1,700 B-757 and B-767 aircraft with similar needs for FPDS upgrades. The STC also provides a foundation for incorporating the product into other airplanes as well.

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

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net sales. Net sales decreased $15.3 million, or 80%, to $3.7 million for the three months ended March 31, 2006 from $19.0 million in the three months ended March 31, 2005. This decrease in net sales was mainly due to a decrease in demand for RVSM systems. Sales for the three months ended March 31, 2005 reflected an industry wide response to a Federal Aviation Administration (FAA) mandate that required the installation of RVSM equipment on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The peak demand for the RVSM system declined soon after this date.

Cost of sales. Cost of sales decreased $3.6 million or 62%, to $2.2 million, or 59% of net sales in the three months ended March 31, 2006 from $5.8 million, or 30 % of net sales in the three months ended March 31, 2005. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs being absorbed over lower net sales in the current period.

Research and development. Research and development expenses increased $0.4 million or 24% to $1.9 million or 51% of net sales in the three months ended March 31, 2006 from $1.5 million or 8% of net sales in the three months ended March 31, 2005. The increase in dollar spending reflects our sustained new product development effort. The percent increase was due to lower sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses decreased $0.1 million, or 4%, to $2.2 million, or 59% of net sales in the three months ended March 31, 2006 from $2.3 million or 12% of net sales in the three months ended March 31, 2005. The decrease in the dollar amount was primarily the result of lower commissions offset by the recognition of expenses related to stock options. The increase as a percent of net sales was the result of lower net sales in the period.

Interest income. Interest income was $820,000 in the three months ended March 31, 2006 as compared to interest income of $428,000 in the three months ended March 31, 2005. The increase in interest income in the three months ended March 31, 2006 was primarily the result of higher interest rates in the current period.

Interest expense. Interest expense was $44,000 in the three months ended March 31, 2006 as compared to interest expense of $39,000 in the three months ended March 31, 2005. The increase in interest expense in the three months ended March 31, 2006 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax benefit for the three months ended March 31, 2006 was $1.0 million. The income tax expense for the three months ending March 31, 2005 was $3.5 million. The decrease in tax expense was primarily due to the loss for the period generating a tax benefit and the recognition of additional refunds related to changes in previous income tax estimates.

The effective tax rate in the March 31, 2006 quarter was 31%. In the March 31, 2005 quarter the effective tax rate was 36%. In each quarter, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits.

 Net income (loss). As result of the factors described above, our net loss in the three months ended March 31, 2006 was $778,000, a 112% decrease from the $6.3 million net income in the three months ended March 31, 2005.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Net sales. Net sales decreased $28.8 million, or 76%, to $9.2 million for the six months ended March 31, 2006 from $38.0 million in the six months ended March 31, 2005. This decrease in net sales was mainly due to a decrease in demand for RVSM systems. Sales for the six months ended March 31, 2005 reflected an industry wide response to a Federal Aviation Administration (FAA) mandate that required the installation of RVSM equipment on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The peak demand for the RVSM system declined soon after this date.

Cost of sales. Cost of sales decreased $7.1 million or 59%, to $4.9 million, or 54% of net sales in the six months ended March 31, 2006 from $12.0 million, or 31 % of net sales in the six months ended March 31, 2005. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs being absorbed over lower net sales in the current period.

Research and development. Research and development expenses increased $0.6 million or 22% to $3.4 million or 38% of net sales in the six months ended March 31, 2006 from $2.8 million or 7% of net sales in the six months ended March 31, 2005. The increase in dollar spending reflects our sustained new product development effort. The percent increase was mostly due to lower sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses decreased $0.2 million, or 5%, to $4.1 million, or 45% of net sales in the six months ended March 31, 2006 from $4.3 million or 11% of net sales in the six months ended March 31, 2005. The decrease in the dollar amount was primarily the result of lower commissions offset by the recognition of expenses related to stock options. The increase as a percent of net sales was the result of lower net sales in the period.

Interest income. Interest income was $1.6 million in the six months ended March 31, 2006 as compared to interest income of $700,000 in the six months ended March 31, 2005. The increase in interest income in the six months ended March 31, 2006 was primarily the result of higher interest rates in the current period and an increase in our cash balance over the prior period.

Interest expense. Interest expense was $88,000 in the six months ended March 31, 2006 as compared to interest expense of $79,000 in the six months ended March 31, 2005. The increase in interest expense in the six months ended March 31, 2006 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax benefit for the six months ended March 31, 2006 was $1.0 million. The income tax expense for the six months ending March 31, 2005 was $7.0 million. The decrease in tax expense was primarily due to the loss for the period generating a tax benefit and the recognition of additional refunds related to changes in previous income tax estimates.

The effective tax rate for the six months ended March 31, 2006 was 31%. For the six months ended March 31, 2005 the effective tax rate was 36%. In each period, the effective tax rate differs from the statutory rate due to the utilization of research and development tax credits.

Net income (loss). As a result of the factors described above, our net loss in the six months ended March 31, 2006 was $771,531, a 106% decrease from the $12.5 million net income in the six months ended March 31, 2005.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow from operating activities was $3.2 million for the six months ended March 31, 2006, as compared to $10.4 million for the six months ended March 31, 2005. The decrease was due primarily to lower net income ($13.2 million) and reduced accrued expenses ($0.5 million) which were partially offset by reduced accounts receivable ($4.3 million) and a decrease in prepaid expenses ($1.6 million).

Our cash used in investing activities was $500,000 for the six months ended March 31, 2006. This primarily consisted of spending for product certification, production equipment and laboratory test equipment. Cash used in investing activities was $196,000 for the six months ended March 31, 2005 and primarily consisted of spending for production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash used in financing activities was $13.7 million for the six months ended March 31, 2006 as compared to net cash provided by financing activities of $301,000 in the six months ended March 31, 2005. The primary use of cash for financing activities was attributable to the Company purchasing 961,610 shares of our stock at a total cost of $13.7 million. In both periods the primary source of cash was from proceeds from the exercise of stock options.

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

Backlog

As of March 31, 2006 and 2005, our backlog was $28.3 million and $29.4 million, respectively. The components of the backlog from period-to-period have shown a distinct transformation. Flat Panel Display Systems (FPDS) comprise $16.3 million, or 59% of the March 31, 2006 backlog, an increase of $10.9 million from the March 31, 2005 FPDS backlog of $5.4 million.

Bookings of FPDS for the six months ended March 31, 2006 increased $10.4 million or 248% to $14.6 million from $4.2 million for the six months ended March 31, 2005.

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

The Company recognizes sales for products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable and collection is reasonably assured. The Company recognizes sales upon shipment of products to customers.

Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

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

Business Segments

We operate in one principal business segment which designs, manufactures and sells flight information computers, flat panel display systems and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. We currently derive virtually all our net sales from the sale of this equipment. Almost all of the net sales, operating results and identifiable assets are in the United States.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement during fiscal year 2005 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted this statement on October 1, 2005 and it did not have a material impact on the Company’s financial position or results of operations.

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

Item 4. Controls and Procedures

(a)   An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

Item 1A.Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number	Average Price	Announced Plans	the Plans or
Period	of Shares Purchased	Paid per Share	or Programs (1)	Programs (1) (2)
January 1 to 31, 2006	—	—	—	$32,000,000
February 1 to 28, 2006	519,810	$14.61	519,810	$24,404,510
March 1 to 31, 2006	441,800	$13.91	441,800	$18,259,302

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On March 8, 2006, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following item listed and described in the Company’s Proxy Statement dated February 3, 2006.

1)     Election of Directors

	For	Withheld
Geoffrey S. M. Hedrick	12,660,395	356,040
Winston J. Churchill	12,661,570	354,865
Benjamin A. Cosgrove	12,658,459	357,976

The following directors’ term of office as directors continued after this meeting

Ivan M. Marks

Robert H. Rau

Glenn R. Bressner

Robert E. Mittelstaedt, Jr.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 5, 2006	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer