Form 10-Q
period 2006-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2006-08-07
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐             No ☒

As of August 2, 2006, there were 16,812,269 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

ASSETS	As of June 30, 2006	As of September 30, 2005
Current Assets:
Cash and cash equivalents	$66,679,719	$83,172,582
Accounts receivable, less allowance for doubtful accounts of $100,000 at June 30, 2006 and September 30, 2005	1,651,487	5,479,936
Inventories	5,888,956	3,911,626
Deferred income taxes	1,000,604	956,070
Prepaid expenses and other current assets	3,287,000	4,028,498
Total current assets	78,507,766	97,548,712
Property and Equipment:
Computers and test equipment	4,616,382	4,278,748
Corporate airplane	3,027,502	2,998,161
Furniture and office equipment	748,827	734,038
Manufacturing facility	5,420,741	5,420,741
Land	1,021,245	1,021,245
	14,834,697	14,452,933
Less- Accumulated depreciation and amortization	(5,691,721)	(5,091,881)
Net property and equipment	9,142,976	9,361,052
Deposits and other assets	339,864	125,114
Total assets	$87,990,606	$107,034,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,891	7,257
Accounts payable	631,503	305,516
Accrued expenses	2,798,295	3,503,814
Deferred revenue	592,288	176,650
Total current liabilities	4,129,977	4,093,237
Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	6,591	13,113
Deferred revenue	138,609	191,463
Deferred income taxes	521,388	635,967
Commitments and contingencies	—	—
Shareholders’ Equity:

Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2006 and September 30, 2005.

	—--	---
Common stock, $.001 par value: 75,000,000 shares authorized, 18,080,879 and 18,047,425 shares issued and outstanding at June 30, 2006 and September 30, 2005	18,081	18,047
Additional paid-in capital	43,038,800	41,926,318
Retained earnings	53,988,588	55,921,733
Treasury stock, at cost, 1,272,510 and 0 shares at June 30, 2006 and September 30, 2005	(18,086,428)	---
Total shareholders’ equity	78,959,041	97,866,098
Total liabilities and shareholders’ equity	$87,990,606	$107,034,878

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30 2006	Three Months Ended June 30 2005	Nine Months Ended June 30 2006	Nine Months Ended June 30 2005
Net sales	$2,991,022	$17,101,620	$12,141,161	$55,081,445
Cost of sales	1,667,301	5,846,912	6,564,037	17,806,327
Gross profit	1,323,721	11,254,708	5,577,124	37,275,118
Operating expenses:
Research and development	1,695,304	1,501,475	5,147,093	4,321,474
Selling, general and administrative	2,543,635	2,489,287	6,641,121	6,821,682
	4,238,939	3,990,762	11,788,214	11,143,156
Operating income (loss)	(2,915,218)	7,263,946	(6,211,090)	26,131,962
Interest income	848,601	543,857	2,449,672	1,255,431
Interest expense	(50,068)	(48,796)	(138,063)	(127,930)
Income (loss) before income taxes	(2,116,685)	7,759,007	(3,899,481)	27,259,463
Income tax expense (benefit)	(955,071)	2,860,294	(1,966,336)	9,894,108
Net income (loss)	$(1,161,614)	$4,898,713	$(1,933,145)	$17,365,355
Net income (loss) per common share:
Basic	$(0.07)	$0.27	$(0.11)	$0.97
Diluted	$(0.07)	$0.27	$(0.11)	$0.95
Weighted average shares outstanding:
Basic	17,013,737	17,909,270	17,582,519	17,814,504
Diluted	17,013,737	18,360,921	17,582,519	18,314,568

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30 2006	For the Nine Months Ended June 30 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,933,145)	$17,365,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	628,750	565,876
Stock-based compensation expense	539,635	—
Compensation expense for stock issued to directors	239,919	145,525
Loss (Gain) on disposal of fixed assets	156	(14,000)
Excess and obsolete inventory expense	47,817	52,340
Deferred income taxes	(159,113)	—
Tax benefit from exercise of stock options	201,826	1,628,562
Excess tax benefits from share-based payment arrangements	(12,335)	—
(Increase) decrease in:
Accounts receivable	3,828,449	(2,493,776)
Inventories	(2,025,147)	1,478,696
Prepaid expenses and other current assets	743,348	(679,366)
Increase (decrease) in:
Accounts payable	325,987	(1,286,829)
Accrued expenses	(705,519)	(989,931)
Deferred revenue	362,784	156,587
Net cash provided by operating activities	2,083,412	15,929,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(387,430)	(315,221)
Purchases of other assets	(240,000)	—
Net cash used in investing activities	(627,430)	(315,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	131,136	1,744,370
Purchase of treasury stock	(18,086,428)	—
Repayment of capitalized lease obligation	(5,888)	(5,646)
Excess tax benefits from share-based payment arrangements	12,335	—
Net cash provided by (used in) financing activities	(17,948,845)	1,738,724
Net increase (decrease) in cash and cash equivalents	$(16,492,863)	$17,352,542
Cash and cash equivalents, beginning of year	$83,172,582	$65,867,167
Cash and cash equivalents, end of period	$66,679,719	$83,219,709
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$108,938	$72,932
Cash paid for income taxes	$440,338	$10,046,772
Cash received from income tax refund	$(3,267,575)	$—

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

The balance sheet as of June 30, 2006, the statement of operations for the three months and nine months ended June 30, 2006 and 2005 and the statements of cash flows for the nine months ended June 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2005 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

On June 13, 2005, the Company’s Board of Directors approved a three-for-two split of the Company’s common stock.  The stock split was effected in the form of a fifty (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005.  The issued and outstanding common stock and all the share and per share amounts have been retroactively restated in this report to give effect to this three-for-two stock split.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

A reconciliation of weighted average shares outstanding appears below:

	Three Months Ended June 2006	Three Months Ended June 2005	Nine Months Ended June 2006	Nine Months Ended June 2005
Weighted average number of shares-basic	17,013,737	17,909,270	17,582,519	17,814,504
Effect of dilutive securities:
Employee stock options		451,651		500,064
Weighted average number of shares-diluted	17,013,737	18,360,921	17,582,519	18,314,568

For the three month periods ended June 30, 2006 and 2005, there were 371,272 and 0 options outstanding that were excluded from the computation of diluted earnings per share as the effect would have been antidilutive. For the nine month periods ended June 30, 2006 and 2005, there were 418,559 and 16,841 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended June 30, 2006, two customers accounted for 16.1% and 10.4% of net sales or 26.5% of net sales on a combined basis.  For the three months ended June 30, 2005, three customers accounted for 19%, 15% and 11% of net sales or 45% of net sales on a combined basis. For the nine months ended June 30, 2006, two customers accounted for 12.4% and 9.8% of net sales or 22.2% of net sales on a combined basis.  For the nine months ended June 30, 2005, three customers accounted for 12%, 11% and 10% of net sales or 33% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30 2006	September 30 2005
Raw materials	$3,103,347	$1,696,050
Work-in-process	1,777,700	1,151,828
Finished goods	1,007,909	1,063,748
	$5,888,956	$3,911,626

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

Warranty cost and accrual information for the three months ended June 30, 2006 is highlighted below:

Warranty accrual at March 31, 2006	$708,952
Accrued expense for the three months ended June 30, 2006	12,861
Warranty costs for the three months ended June 30, 2006	(70,631)
Warranty accrual at June 30, 2006	$651,182

Warranty cost and accrual information for the nine months ended June 30, 2006 is highlighted below:

Warranty accrual at September 30, 2005	$770,845
Accrued expense for the nine months ended June 30, 2006	43,640
Warranty costs for the nine months ended June 30, 2006	(163,303)
Warranty accrual at June 30, 2006	$651,182

6. Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through June 30, 2006 no stock options have been granted to independent contractors or consultants under this plan.

Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan. As of June 30, 2006 there were 1,696,518 remaining and available for grant.

On December 16, 2004, the FASB finalized SFAS No. 123(R) Share-Based Payment (SFAS 123(R)). SFAS123(R) amends SFAS 123 and supersedes APB25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, which is the Company’s period beginning October 1, 2005.

Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method resulted in compensation costs for the Company’s 1998 Stock Option Plan. The compensation cost that has been charged against income as a result of adoption of SFAS 123(R) for the plan was $184,128 and $539,635 for the three and nine month periods ended June 30, 2006, respectively . The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $74,498 and $218,336 for the three and nine month periods ended June 30, 2006, respectively.

Share-based compensation costs prior to October 1, 2005 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R) had compensation costs been determined based on the fair market value of the stock options, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share for the three and nine months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30 2006	Three Months Ended June 30 2005	Nine Months Ended June 30 2006	Nine Months Ended June 30 2005
Net income (loss) as reported	$(1,161,614)	$4,898,713	$(1,933,145)	$17,365,355
Add back fair market value expense:
Employee stock options (1)	109,630		321,299
Deduct fair market value expense:
Employee stock options (2)	(109,630)	(201,483)	(321,299)	(607,881)
Pro forma net income (loss)	$(1,161,614)	$4,697,230	$(1,933,145)	$16,757,474
Basic earnings (loss) per share
As reported	$(0.07)	$0.27	$(0.11)	$0.97
Pro forma	$(0.07)	$0.26	$(0.11)	$0.94
Diluted earnings (loss) per share :
As reported	$(0.07)	$0.27	$(0.11)	$0.95
Pro forma	$(0.07)	$0.26	$(0.11)	$0.91

(1)             Amount represents compensation expense determined under the fair market value method included in reported net income, net of related tax effect.

(2)             Amounts represent compensation expense if it had been determined under the fair market value based method, net of related tax effect.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted —average assumptions:

	Nine Months Ended June 30 2006	Nine Months Ended June 30 2005
Expected lives (years)	9.0	8.8
Weighted average risk-free interest rate	1.9%	1.7%
Expected volatility	65.3%	66.8%
Expected dividend rate	—%	—%

7. Stock Repurchase Program

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of its outstanding common stock. Purchases of the stock may be made from time to time, subject to market conditions and at prevailing market prices. The program was in effect until June 30, 2006.

During the three months ended June 30, 2006, the Company repurchased 310,900 shares of its common stock at an average cost of $13.98 per share. Over the course of the program the Company repurchased 1,272,510 shares of its common stock at an average cost of $14.21 per share.

8. Notes Payable

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

As of June 30, 2006, the Company was in violation of these financial covenants.  The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this pronouncement.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

In April 2006, the Company announced that the Federal Aviation Administration (FAA) granted a Supplemental Type Certificate (STC) for its Flat Panel Primary Flight/Navigation Display System for use on the Pilatus PC-12 Airplane.

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

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net sales. Net sales decreased $14.1 million, or 83%, to $3.0 million for the three months ended June 30, 2006 from $17.1 million in the three months ended June 30, 2005. This decrease in net sales was mainly due to a decrease in demand for RVSM systems. Sales for the three months ended June 30, 2005 reflected an industry wide response to a Federal Aviation Administration (FAA) mandate that required the installation of RVSM equipment on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The peak demand for the RVSM system declined soon after this date.

Cost of sales. Cost of sales decreased $4.1 million or 71%, to $1.7 million, or 56% of net sales in the three months ended June 30, 2006 from $5.8 million, or 34 % of net sales in the three months ended June 30, 2005. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs being absorbed over lower net sales in the current period.

Research and development. Research and development expenses increased $0.2 million or 13% to $1.7 million or 57% of net sales in the three months ended June 30, 2006 from $1.5 million or 9% of net sales in the three months ended June 30, 2005.  The increase in dollar spending reflects our sustained new product development effort. The percent increase was due to lower sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $54,000, or 2%, to $2.5 million, or 85% of net sales in the three months ended June 30, 2006 from $2.5 million or 15% of net sales in the three months ended June 30, 2005. The increase in the dollar amount was primarily the result of legal and other fees relating to intellectual property matters and recognition of expenses related to stock options offset by lower commissions. The increase as a percent of net sales was the result of lower net sales in the period.

Interest income. Interest income was $849,000 in the three months ended June 30, 2006 as compared to interest income of $544,000 in the three months ended June 30, 2005. The increase in interest income in the three months ended June 30, 2006 was primarily the result of higher interest rates in the current period.

Interest expense. Interest expense was $50,000 in the three months ended June 30, 2006 as compared to interest expense of $49,000 in the three months ended June 30, 2005. The increase in interest expense in the three months ended June 30, 2006 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax benefit for the three months ended June 30, 2006 was $1.0 million. The income tax expense for the three months ending June 30, 2005 was $2.9 million. The decrease in tax expense was primarily due to the loss for the current period generating a tax benefit.

The effective tax rate in the June 30, 2006 quarter was a benefit of 45.12%. In the June 30, 2005 quarter the effective tax rate was 36%. For the  June 30, 2006 quarter, the effective tax rate differs from the statutory rate due to the benefit for state income taxes  partially offset by the loss of benefit from the deduction for domestic production activities and the exclusion for extraterritorial income due to the anticipated taxable loss for the year.  For the June 30, 2005 quarter, the effective tax rate differs from the statutory rate due to state tax expense, partially offset by the utilization of research and development tax credits.

 Net income (loss). As result of the factors described above, our net loss in the three months ended June 30, 2006 was $1.2 million, a 124% decrease from the $4.9 million net income in the three months ended June 30, 2005.

Nine months Ended June 30, 2006 Compared to the Nine months Ended June 30, 2005

Net sales. Net sales decreased $43.0 million, or 78%, to $12.1 million for the nine months ended June 30, 2006 from $55.1 million in the nine months ended June 30, 2005. This decrease in net sales was mainly due to a decrease in demand for RVSM systems. Sales for the nine months ended June 30, 2005 reflected an industry wide response to a Federal Aviation Administration (FAA) mandate that required the installation of RVSM equipment on aircraft flying between 29,000 and 41,000 feet by January 20, 2005. The peak demand for the RVSM system declined soon after this date.

Cost of sales. Cost of sales decreased $11.2 million or 63%, to $6.6 million, or 54% of net sales in the nine months ended June 30, 2006 from $17.8 million, or 32 % of net sales in the nine months ended June 30, 2005. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs being absorbed over lower net sales in the current period.

Research and development. Research and development expenses increased $0.8 million or 19% to $5.1 million or 42% of net sales in the nine months ended June 30, 2006 from $4.3 million or 8% of net sales in the nine months ended June 30, 2005.  The increase in dollar spending reflects our sustained new product development effort. The percent increase was mostly due to lower sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses decreased $0.2 million, or 3%, to $6.6 million, or 55% of net sales in the nine months ended June 30, 2006 from $6.8 million or 12% of net sales in the nine months ended June 30, 2005. The decrease in the dollar amount was primarily the result of lower commissions offset by the recognition of expenses related to stock options. The increase as a percent of net sales was the result of lower net sales in the period.

Interest income. Interest income was $2.4 million in the nine months ended June 30, 2006 as compared to interest income of $1.3 million in the nine months ended June 30, 2005. The increase in interest income in the nine months ended June 30, 2006 was primarily the result of higher interest rates in the current period.

Interest expense. Interest expense was $138,000 in the nine months ended June 30, 2006 as compared to interest expense of $128,000 in the nine months ended June 30, 2005. The increase in interest expense in the nine months ended June 30, 2006 was primarily the result of higher interest rates in the period.

Income tax expense. Income tax benefit for the nine months ended June 30, 2006 was $2.0 million. The income tax expense for the nine months ending June 30, 2005 was $9.9 million. The decrease in tax expense was primarily due to the loss for the current period generating a tax benefit.

The effective tax rate for the nine months ended June 30, 2006 was a benefit of 50.43%. For the nine months ended June 30, 2005 the effective tax rate was 36.3%. For the nine months ended June 30, 2006, the effective tax rate differs from the statutory rate due to the benefit for state income taxes and an adjustment to the tax payable accounts, partially offset by the loss of benefit from the deduction for domestic production activities and the exclusion for extraterritorial income due to the anticipated taxable loss for the year.  For the June 30, 2005 quarter, the effective tax rate differs from the statutory rate due to state tax expense, partially offset by the utilization of research and development tax credits.

Net income (loss). As a result of the factors described above, our net loss in the nine months ended June 30, 2006 was $1.9 million, a 111% decrease from the $17.4 million net income in the nine months ended June 30, 2005.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash flow from operating activities was $2.1 million for the nine months ended June 30, 2006, as compared to $15.9 million for the nine months ended June 30, 2005. The decrease was due primarily to lower net income ($19.3 million) and increased inventories ($3.5 million) which were partially offset by reduced accounts receivable ($6.3 million) and a decrease in prepaid expenses ($1.4 million).

Our cash used in investing activities was $627,000 for the nine months ended June 30, 2006. This primarily consisted of spending for product certification, production equipment and laboratory test equipment. Cash used in investing activities was $315,000 for the nine months ended June 30, 2005 and primarily consisted of spending for production equipment, laboratory test equipment, computer equipment and office furniture.

Net cash used in financing activities was $17.9 million for the nine months ended June 30, 2006 as compared to net cash provided by financing activities of $1.7 million in the nine months ended June 30, 2005. The primary use of cash for financing activities was attributable to the Company purchasing 1,272,510 shares of our stock at a total cost of $18.1 million. In both periods the primary source of cash was from proceeds from the exercise of stock options.

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

As of June 30, 2006, the Company was in violation of these financial covenants.  The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2007.

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

Backlog

As of June 30, 2006 and 2005, our backlog was $34.3 million and $13.7 million, respectively. The components of the backlog from period-to-period have shown a distinct transformation. Flat Panel Display Systems (FPDS) comprise $22.1 million, or 64% of the June 30, 2006 backlog, an increase of $17.0 million from the June 30, 2005 FPDS backlog of $5.1 million.

Bookings of FPDS for the nine months ended June 30, 2006 increased $17.3 million or 400% to $21.6 million from $4.3 million for the nine months ended June 30, 2005.

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

Business Segments

We operate in one principal business segment which designs, manufactures and sells flight information computers, flat panel display systems and advanced monitoring systems to the Department of Defense, government agencies, commercial air transport carriers and corporate/general aviation markets. We currently derive virtually all our net sales from the sale of this equipment. Almost all of the net sales, operating results and identifiable assets are in the United States.  Net sales, operating results, and identifiable assets outside of the U.S. are not significant.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this pronouncement.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

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

•                    our ability to obtain future contracts and awards;

•                    availability of government funding and customer requirements;

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

•                    the competitive environment;

•                    termination of programs or contracts for convenience by customers;

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

Item 1A.Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company’s purchases of its common stock during the third quarter of Fiscal 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1 to 30, 2006	—	—	—	$18,259,302
May 1 to 31, 2006	—	—	—	$18,259,302
June 1 to 30, 2006	310,900	$13.98	310,900	$0

(1)             Effective December 28, 2005, the Company announced that the Board of Directors approved a $32 million share repurchase program, authorizing therepurchase of shares of its common stock. The Company was authorized to make repurchases through June 30, 2006.

(2)             Includes brokerage commissions paid by the Company.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended June 30, 2006.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 4, 2006	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer