Form 10-K
period 2006-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2006-12-12
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2507402
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(610) 646-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock par value $.001 per share	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒

Note: Checking the above box will not relieve any registrant required to file reports pursant to section 13 or section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2006 (the last business day of the registrant’s most recently completed second quarter) was approximately $99 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2006, there were 16,818,886 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed prior to February 8, 2007 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
2006 Annual Report on Form 10-K
Table of Contents

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to our business or our management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

PART I

Item 1.                        Business

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S” or “We”) was founded in 1988. The Company designs, manufactures and sells Flat Panel Display Systems, Flight Information Computers and advanced monitoring systems to the Department of Defense (DoD), government agencies, defense contractors, commercial air transport carriers, original equipment manufacturers (OEMs), and the corporate/general aviation markets. The Company is increasingly positioning itself as a system integrator; this capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated the ability to incorporate added functionality such as electronic flight bags, charting, mapping and synthetic vision systems into its Flat Panel Display Systems’ product line. Our strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for both the aviation industry and DoD. We believe this approach, combined with our industry experience, enables us to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

Through fiscal year 2005, the Company has focused efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data. As a result, a substantial portion of our revenues in prior fiscal years, including 2005, have been from the sale of air data systems. These systems bring aircraft into compliance with certain government regulations, including Reduced Vertical Separation Minimum (RVSM) requirements that were phased in by regulatory authorities on all heavily traveled global flight routes.

For several years the Company has also been working with advances in technology that have the potential to provide pilots increasing amounts of information that will enhance both the safety and efficiency of flying. These advances have come together in the Company’s COCKPIT/IP™ (Cockpit Information Portal) or Flat Panel Display System product line that incorporates proprietary technology, low cost, reduced power consumption and weight as well as diverse functionality. The Company’s Flat Panel Display System product line is suited to address what we believe to be market demand that we believe will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. We believe that the transition to Flat Panel Display Systems as part of airplane retrofit requirements is underway.

In fiscal 2004 the COCKPIT/IP™ product line was significantly advanced when the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the Company’s large Flat Panel Display. The TSO establishes the product as meeting the requirements that have been implemented by the FAA to ensure safe flight on a variety of aircraft types. The TSO awarded to the Company addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

In fiscal 2005 the Company received several key Flat Panel Display System awards. The Royal Netherlands Air Force selected our Flat Panel Display System for their KC-10 cockpit avionics update program. In addition, the Company teamed with ABX Air to upgrade B-767 cockpits with our Flat Panel Display Systems; several B-767’s were upgraded with our Primary Flight and Navigation Flat Panel Display System. The first B-767 FPDS received FAA TSO Approval and STC Certification on 10/19/05. We also captured C-130 Flat Panel Engine Instrument Display System awards from Lockheed Martin and Spar Aerospace for international customers. Further, Marshalls of Cambridge, a well respected European systems integrator, selected the Company for its common core avionics upgrade featuring our Flat Panel

Display System. The Canadian Department of National Defense also selected our Flat Panel Display System to retrofit their fleet of C-130 airplanes as did Snow Aviation, an international engineering integrator.

In fiscal 2006 the Flat Panel Display System product line continued to expand in terms of both FAA certifications and additional customer orders. The FAA awarded the Company two new Technical Standard Orders (TSO’s) and two new Supplemental Type Certificates (STC’s) for 15” and 10” Flat Panel Display System installations on Pilatus PC-12 airplanes. The Company also received orders from two Pilatus distributors for 15” installations. Further, Kalitta Air placed an order with the Company for Flat Panel Engine Instrument Display Systems (FP/EIDS) for B-747 retrofit applications. FAA certification relating to this display application is in process. Also, Marshalls of Cambridge, who last year chose us as their common core avionics upgrade, placed their first order with us this year. Their initial award was for C-130 retrofits. Jet Partners order for B-737 Flat Panel Display Systems was particularly significant because of the potential associated with the 3,500 Classic B-737 airplanes in operation.

Fiscal 2006 also saw demand for air data products, particularly from the DOD as evidenced by a significant order for Digital Air data Computers. Our Air Data business is expected to continue although at reduced levels from the peak demand experienced in fiscal 2005.

Our Industry

A wide range of information, including airspeed and altitude, is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as satellite based weather and ground terrain maps, are becoming available for display in cockpits. We believe that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in safe and efficient operation of aircraft.

There are three general types of flight data: Flight critical aircraft control data, aircraft heading and altitude data and navigation data. Flight critical aircraft control information such as air data includes aircraft speed, altitude and rates of ascent and descent. Aircraft heading and altitude information includes engine data such as fuel and oil quantity and other engine measurements, and navigation data includes radio position, flight management, GPS and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, RPM and pressure within an aircraft’s engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. The industry has now begun to develop color flat panel displays using active matrix liquid crystal displays (AMLCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important if additional information, such as weather depiction maps, traffic information and surface terrain maps, become mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a “suite” of information, will increasingly replace individual displays as the method for delivering and ordering information displayed in cockpits.

Flat Panel Displays

Air data and other flight information were traditionally displayed on analog instrumentation and, more recently, individual small digital displays. Within the last several years, color flat panel displays were introduced in aircraft cockpits. Flat panel displays are LCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also being used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data.

Engine and Fuel Displays

Equipment data, such as engine and fuel related data, were traditionally displayed on conventional solid-state displays. Engine and fuel displays provide information on engine activity, including oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to increased obsolescence problems and normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays. Increasingly, operators are beginning to replace their individual instruments with integrated Flat Panel Display Systems.

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

•       Establishing leadership in the flat panel display market.   We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe our COCKPIT/IP™ has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing angles. Accordingly, we believe these advantages will allow us to generate significant revenues from our COCKPIT/IP™ and gain significant market share.

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

•       Increasing our sales to the DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.   We strengthened efforts to diversify our sales to include all end user markets of the aviation industry, particularly legacy military aircraft programs and the commercial air transport market. This includes national and regional carriers and other fleet operators, the corporate/general aviation market, primarily through aircraft modification centers, and the OEM market. We continue to build a sales and marketing force dedicated to expanding our sales efforts to these markets while at the same time maintaining our position as a provider of avionics products for the DoD.

•       Expanding our international presence.   We plan to increase our international sales by adding sales and marketing personnel and foreign offices. As large flat panel displays become more prevalent throughout the world, we believe that European and other international aircraft operators and aircraft modification centers will accelerate their retrofitting activities, thereby increasing the demand for large flat panel displays.

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

Our Products

Our current line of products includes:

Flat Panel Display Systems

We developed a Flat Panel Display System that can replace conventional analog and digital displays currently used in a cockpit and can display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal COCKPIT/IP™ is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data and alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. We designed our COCKPIT/IP™ to be capable of displaying information generated from a variety of sources, including our RVSM air data system, engine and fuel instrumentation and third-party data and information products.

In 2004, the Federal Aviation Administration (FAA) awarded the Company a Technical Standard Order (TSO) for the flat panel display or COCKPIT/IP™. The TSO establishes that our flat panel display meets FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types. The TSO awarded to the Company addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport.

The Royal Netherlands Air Force selected our Flat Panel System for their KC-10 cockpit avionics update program. The Company also teamed with ABX Air to upgrade B-767 cockpits with our Flat Panel Display Systems; the first B-767 was upgraded with our Primary Flight and Navigation Flat Panel Display System. We also received C-130 Flat Panel Engine Instrument Display System awards from Lockheed Martin and Spar Aerospace for international customers. Further, Marshalls of Cambridge, a well respected European systems integrator, selected the Company for its common core avionics upgrade featuring our Flat Panel Display System. The Canadian Department of National Defense also selected our Flat Panel Display System to retrofit their fleet of C-130 airplanes, as did Snow Aviation, an international engineering integrator.

On October 19, 2005 the FAA awarded the Company a second TSO for our flat panel display or COCKPIT/IP™. This TSO also establishes that our flat panel display system meets FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types. This TSO also addresses the most stringent Commercial Air Transport Market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The STC states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors.”

In October 2005, the Company in a teaming arrangement with ABX Air received FAA Supplemental Type Certification (STC) of its Flat Panel Display System for use on B-767 aircraft. ABX Air provided the aircraft and turnkey services, including installation kits, labor, pilot training and technical manual updates. The STC provides B-767 operators with a low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays. We believe that operators will also benefit from improved dispatch reliability, logistics savings, and adaptability to future requirements. The receipt of the STC positions the Company to pursue the more than 1,700 B-757 and B-767 aircraft with similar needs for Flat Panel Display System upgrades. The STC also provides a foundation for incorporating the product into other airplanes as well.

In fiscal 2006 the Flat Panel Display System product line continued to expand in terms of both FAA certifications and additional customer orders. The FAA awarded the Company two new Technical Standard Orders (TSO’s) and two new Supplemental Type Certificates (STC’s) for 15” and 10” Flat Panel Display System installations on Pilatus PC-12 airplanes. The Company also received orders from two Pilatus distributors for 15” installations. Further, Kalitta Air placed an order with the Company for Flat Panel Engine Instrument Display Systems (FP/EIDS) for B-747 retrofit applications. FAA certification relating to this display application is in process. Also, Marshalls of Cambridge, who last year chose us as their common core avionics upgrade, placed their first order with us this year. Their initial award was for C-130 retrofits. Jet Partners order for B-737 Flat Panel Display Systems was particularly significant because of the potential associated with the 3,500 Classic B-737 airplanes in operation.

Air Data Systems and Components

Our air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. The functionality of our air data systems use advanced sensors to gather air pressure data and use customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude.

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

•                    airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

•                    altitude alerters, which allow the pilot to select a desired cruising altitude that the aircraft will reach and maintain, and also provide warnings to pilots when an unacceptable deviation occurs.

Engine and Fuel Displays

We develop, manufacture and market engine and fuel displays. Our solid-state multifunction displays convey information with respect to fuel and oil levels and engine activity, such as oil and hydraulic pressure and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft’s cockpit. Our displays can be used in conjunction with our own engine and fuel data equipment or that of other manufacturers.

Engine and fuel displays are found in all aircraft and are vital to the safe and proper flight of the aircraft. In addition, the accurate conveyance of engine and fuel information is critical for the monitoring of engine stress and the maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

We believe that our engine and fuel displays are extremely reliable, and we have designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products have been installed on C-130H, DC-9, DC-10, P3 and A-10 aircraft.

Customers

Our customers include, among others, the United States Government (including DOD), Garrett, Bombardier Aerospace (the manufacturer of Learjet), Raytheon, Northwest Airlines, ABX Air, L-3, Spar Aerospace, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell Collins, Gulfstream Aerospace Corporation, Plain Avionics and Star Aviation.

The Company recorded sales with the DOD that amounted to 17% of total sales for the fiscal year 2006.

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

Updating an individual aircraft’s existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

•                    the DoD and defense contractors;

•                    aircraft operators; and

•                    aircraft modification centers.

Department of Defense and Defense Contractors.   We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency such as the United States Air Force to satisfy its requirement for replacing Central Air Data Computers on the fleet of A-10 aircraft. The government’s desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on arms length commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

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

Aircraft Modification Centers.   Based on industry data, we believe that there are approximately 12,800 private and corporate aircraft in service in North America. The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person’s car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our products. We believe that our air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. Our large modification center customers include Bombardier Learjet, Garrett Aviation, Star Aviation, Duncan Aviation, Plain Avionics and Raytheon Aircraft Services.

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

Backlog

As of September 30, 2006 and 2005, our backlog was $28.0 million and $12.9 million, respectively. The year over year increase of $15.1 million or 117% was the result of growth in Flat Panel Display System and Air Data product lines. Flat Panel Display Systems backlog increased by 216% to $18.3 million The air data backlog increased 37% to $9.7 million.

Sales and Marketing

We have generally focused our sales efforts on the DoD, prime DoD contractors, aircraft operators and OEMs, and more recently on aircraft modification centers. We continually evaluate our sales and marketing efforts with respect to the military, commercial and corporate aviation markets and have made substantial use of third-party sales representatives who receive compensation through commissions based on performance.

We believe our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we offer a 24-hour hotline that customers can call for product repair or upgrade concerns. We employ field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request that the customer return the product to us for repairs or upgrades at our facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround repair times average 15 days and turnaround upgrade times average 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

In connection with our customer service program, we typically provide customers with a two-year warranty on new products. We also offer customers extended warranties of varying terms for additional fees.

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

In addition to product-related regulations, we are also subject to U.S.Government procurement regulations with respect to sale of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we may receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

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

Our Competition

The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than us. With respect to air data systems and related products, our principal competitors include Kollsman Inc., Honeywell International Inc., Rockwell Collins, Inc., Thales and Smiths PLC. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases we may face competition in this area from additional companies in the future.

We believe that the principal competitive factors in the markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

We rely on patents to protect our proprietary technology. We currently hold 17 U.S. patents and have 5 U.S. patent applications pending relating to our technology. In addition, we hold 11 international patents and have 13 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and calibration techniques while others cover technology relating to flat panel display systems and other aspects of our COCKPIT/IP™ solution. While we believe that these patents have significant value in protecting our technology, we also believe that the innovative skill, technical expertise and the know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

While there are no pending lawsuits against us regarding patent infringement or other intellectual property rights, we cannot be certain such infringement claims will not be asserted against us in the future.

Innovative Solutions and Support Website

Our primary website is http://www.innovative-ss.com. We make available, free of charge, at our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Employees

As of September 30, 2006, we had 138 employees, 51 were in our manufacturing and assembly operations, 50 in research and development, 8 in quality and 29 in selling & general administrative positions.

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

Executive Officers of the Registrant

The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	64	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	58	President
James J. Reilly	66	Chief Financial Officer

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

Item 1A.                Risk Factors.

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

Our sales principally relate to air data and flat panel systems products, and we cannot be certain that the market will continue to accept these or other products.

During fiscal 2006 and 2005, we derived 62% and 94%, respectively, of our revenues from the sale of air data systems and related products. We expect that revenues from our air data products will continue to decline as the peak demand associated with the FAA’s RVSM mandate has been accommodated. Accordingly, our revenues will decrease if new products such as our Flat Panel Display Systems do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

A portion of our sales have been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies accounted for approximately 29% and 20% respectively, of our revenues during fiscal 2006 and 2005. Our revenues in this area could decline as a result of DoD spending cuts and general budgetary constraints.

In addition, our revenues are concentrated with a limited number of customers. We derived 47% of our revenues during fiscal year 2006 from 5 customers, DoD, Department of National Defense Canada, ABX Air, Boeing and Star Aviation. We derived 47% of our revenues during fiscal year 2005 from 5 customers, Bombardier, Star Aviation, Garrett, FedEx and the DoD. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could have a material adverse effect on our revenues and results of operations.

The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business may not grow.

Although a substantial majority of our revenues in the past have come from sales of air data systems and related products, we currently spend a large portion of our research and development efforts in developing and marketing our flat panel display systems (CIP) and complementary products. Our ability to grow and diversify our operations through the introduction and sale of new products, such as flat panel display systems, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on the market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

We rely on third party suppliers for components of our air data systems products, and any interruption in the supply of these components could hinder our ability to deliver our products.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•       demand for our products;

•       capital expenditure budgets of aircraft owners and operators and appropriation cycles of the U.S. government;

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

One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the diversion of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not perform as expected.

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

We currently hold 17 U.S. patents and have 5 U.S. patent applications pending. In addition, we hold 11 international patents and have 13 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

Our products are currently subject to direct regulation by the FAA, its European counterpart, the European Aviation Safety Administration (EASA), and other comparable organizations. Our products, as they relate to aircraft applications, must be approved by the FAA, EASA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and the EASA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the EASA or other appropriate organizations to have them certified for installation outside the United States.

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

We have limited experience in marketing and distributing our products internationally.

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

Item 1B.               Unresolved Staff Comments.

None

Item 2.                        Properties.

In fiscal 2001 we purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania, a suburb of  Philadelphia. There we constructed a 44,800 square foot design, manufacturing and office facility. Land development approval allows for expansion of up to 20,400 additional square feet. This would provide for a 65,200 square foot facility. The construction was principally funded with a Chester County, Pennsylvania,  Industrial Revenue Bond. The building serves as security for the Industrial Revenue Bond.

Item 3.                        Legal Proceedings.

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any current legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the three months ended September 30, 2006.

Part II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISSC” since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2006		Fiscal 2005
Period	High	Low	High	Low
First Quarter	$15.90	$11.70	$23.65	$13.37
Second Quarter	$15.66	$12.50	$22.79	$17.71
Third Quarter	$17.17	$11.12	$26.13	$19.07
Fourth Quarter	$16.25	$13.61	$23.50	$14.75

On December 1, 2006, there were 26 holders of record of the shares of outstanding common stock.

We have not paid cash dividends on our common stock, and we do not expect to declare or pay cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. The program expired on June 30, 2006. During fiscal year 2006 we purchased 1,272,510 shares of common stock under the program at a cost of $18.1 million, or an average market price of $14.21 per share. We financed these purchases through our available cash.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2006, including the 1998 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	705,129	$9.95	1,698,065
Equity compensation plans not approved by security holders	0	$0.00	0
	705,129	$9.95	1,698,065

The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date. In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.

In the fiscal years ended September 30, 2006, 2005 and 2004, awards to our non-employee directors under the Plan were 15,396, 15,828 and 30,855 shares respectively.

Item 6.                        Selected Consolidated Financial Data.

The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the years ended September 30, 2006, 2005 and 2004 and the balance sheet data as of September 30, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2003 and 2002 and the balance sheet data as of September 30, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$16,721,967	$63,264,359	$46,099,777	$28,168,752	$28,345,620
Cost of sales	8,631,761	20,888,729	15,663,108	11,346,057	11,290,085
Gross profit	8,090,206	42,375,630	30,436,669	16,822,695	17,055,535
Research and development	6,749,426	6,057,889	4,811,156	3,376,849	4,755,422
Selling, general and administrative	9,863,758	8,898,622	7,567,959	5,890,362	5,732,886
Total operating expenses	16,613,184	14,956,511	12,379,115	9,267,211	10,488,308
Operating income (loss)	(8,522,978)	27,419,119	18,057,554	7,555,484	6,567,227
Interest (income) expense, net	(3,091,986)	(1,764,246)	(404,727)	(450,421)	(722,850)
Income (loss) before income taxes	(5,430,992)	29,183,365	18,462,281	8,005,905	7,290,077
Income tax (expense) benefit, net	2,548,600	(10,598,563)	(6,530,084)	(2,464,715)	(1,879,799)
Net income (loss)	$(2,882,392)	$18,584,802	$11,932,197	$5,541,190	$5,410,278
Net income (loss) per common share:
Basic	$(0.17)	$1.04	$0.69	$0.30	$0.28
Diluted	$(0.17)	$1.02	$0.67	$0.30	$0.28
Weighted average shares outstanding
Basic	17,388,524	17,873,780	17,400,380	18,391,626	19,246,341
Diluted	17,388,524	18,259,856	17,928,180	18,743,661	19,604,081

	September 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$62,984,829	$83,172,582	$65,867,167	$48,789,744	$52,245,754
Working capital	73,751,866	93,455,475	70,627,114	55,996,411	59,158,307
Total Assets	87,232,880	107,034,878	87,468,627	69,876,625	72,616,685
Debt and capital lease obligations, less current portion	4,239,587	4,248,113	4,255,681	4,235,000	4,235,000
Total shareholders’ equity	78,201,353	97,866,098	75,454,987	61,058,290	64,726,210

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and the related notes included in this report.

Overview

Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation , airspeed, altitude as well as engine and fuel data measurements.

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

Our cost-of-sales is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments, and warranty costs.

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

Results of Operations

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Net sales.   Net sales decreased $46.5 million or 73% to $16.7 million for fiscal 2006 from $63.3 million for fiscal 2005. The decrease in net sales was primarily the result of a fall off in Air Data deliveries coupled with a slow start up of Flat Panel Display System deliveries. Significant Air Data product deliveries were realized in fiscal 2005 in order for aircraft to meet the Federal Aviation Administration’s (FAA) Reduced Vertical Separation Minimum (RVSM) mandate that became effective on January 20, 2005. As a result Air Data sales peaked in fiscal 2005 and were sharply reduced in fiscal 2006. Flat Panel Display System sales amounted to $6.4 million in fiscal 2006 and exceeded the prior year by 56%. The increase, however, was not sufficient enough to offset reduced Air Data sales.

Cost of sales.   Cost of sales decreased $12.3 million or 59% to $8.6 million, or 51% of net sales, for fiscal 2006 from $20.9 million, or 33% of net sales, for fiscal 2005. The decrease in the dollar amount was essentially due to lower sales in the period. The increase as a percent of net sales was primarily the result of fixed operating costs being absorbed over lower net sales in the fiscal year.

Research and development.   Research and development expenses increased $0.7million, or 11% to $6.7 million, or 40% of net sales for fiscal 2006 from $6.1 million or 10% of net sales for fiscal 2005. The dollar increase was principally due to increased salaries and associated benefits, consultants and supplies. Expense on a percent to sales basis increased due to lower sales in the fiscal year.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $1.0 million or 11% to $9.9 million, or 59% of net sales, for fiscal 2006 from $8.9 million, or 14% of net sales, for fiscal 2005. The increase in the dollar amount was principally the result of legal and other fees relating to intellectual property matters and to recording, for the first time in accordance with FAS 123R, stock based compensation expense. Increases in these two areas were partially offset by lower commissions and lower salary related expenses. The increase as a percent of net sales was the result of both increased expenses and lower sales in the fiscal year.

Interest (income) expense, net.   Net interest income increased $1.3 million or 75% to $3.1 million for fiscal 2006 from $1.8 million for fiscal 2005. Net interest income for fiscal 2006 was higher mainly because of higher interest rates in the period.

Income tax.   The income tax benefit for fiscal 2006 was $2.5 million. The income tax expense for fiscal 2005 was $10.6 million. The decrease in the amount of tax from a tax expense to a tax benefit was primarily due to recording a loss before tax fiscal year 2006.

The effective tax rate for fiscal 2006 was a benefit of 46.9%. For fiscal 2005 the effective tax rate was 36.3%. For fiscal 2006 the effective tax rate differs from the statutory rate due to the benefit for state income taxes and an adjustment to the tax payable accounts, partially offset by the loss of benefit from the deduction for domestic production activities and the exclusion for extraterritorial income due to the taxable loss for the year. For fiscal 2005 the effective tax rate differs from the statutory rate due to state tax expense, partially offset by the utilization of research and development tax credits.

Net income (loss).   As a result of the factors described above, our net loss for fiscal 2006 was $2.9 million a $21.5 million decrease from net income of $18.6 million for fiscal 2005. On a fully diluted basis, the loss per share of $0.17 for fiscal 2006 compares to an earnings per share of $1.02 for fiscal 2005.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Net sales.   Net sales increased $17.2 million or 37% to $63.3 million for fiscal 2005 from $46.1 million for fiscal 2004. The rise in net sales was primarily due to increased demand for our Air Data Products. Flat Panel Display System sales increased from $1.1 million in fiscal 2004 to $3.9 million in fiscal 2005, a 250% increase. Approximately one-half of the increased Air Data demand was attributable to military retrofit programs. The balance was principally in response to commercial aviation upgrading aircraft with air data systems that comply with the Federal Aviation Administration’s (FAA) Reduced Vertical Separation Minimum (RVSM) mandate. Several general aviation customers, including Garrett, Gulfstream, Bombardier, Star Aviation and AeroMech contributed to the year over year growth in net sales.

Cost of sales.   Cost of sales increased $5.2 million or 33% to $20.9 million, or 33% of net sales, for fiscal 2005 from $15.7 million, or 34% of net sales, for fiscal 2004. The increase in the gross dollar amount was due to higher net sales in the period. The decline as a percentage of net sales was primarily the result of our fixed operating cost being absorbed over higher net sales in the current period.

Research and development.   Research and development expenses increased $1.2 million, or 26% to $6.1 million, or 10% of net sales in fiscal 2005 from $4.8 million or 10% of net sales in fiscal 2004. The gross dollar increase was principally due to increased salaries and associated benefits. Expense on a percent to sales basis was essentially unchanged from year to year.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $1.3 million or 18% to $8.9 million, or 14% of net sales, for fiscal 2005 from $7.6 million, or 16% of net sales, for fiscal 2004. The increase in the dollar amount was the result of higher wages, the cost of corporate governance initiatives and commissions due to higher net sales. The decrease as a percent of net sales was the result of higher net sales in the current period.

Interest (income) expense, net.   Net interest income increased $1.4 million or 336% to $1.8 million for fiscal 2005 from $0.4 million in fiscal 2004. Net interest income for fiscal 2005 was higher because of higher interest rates in the period coupled with higher cash balances.

Income tax.   Income tax expense was $10.6 million in fiscal 2005 compared to $6.5 million in fiscal 2004. The $4.1 million income tax increase was the result of a higher pre tax profits for fiscal 2005. Tax rates in both years were essentially unchanged, ranging from 35.4% in fiscal 2004 to 36.3% in fiscal 2005.

Net income.   As a result of the factors described above, net income increased $6.7 million or 56% to $18.6 million, or 29% of net sales in fiscal 2005 from $11.9 million, or 26% of net sales in fiscal 2004. On a fully diluted basis, earnings per share (EPS) increased $0.35 or 52% to $1.02 during fiscal 2005 from $0.67 in fiscal 2004.

Related-Party Transactions:

The Company incurred legal fees of $357,000, $137,000, and $115,898 with a law firm that is a shareholder of the Company for the years ended September 30, 2006, 2005 and 2004, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm’s investment in the Company.

For the years ended September 30, 2006, 2005 and 2004, respectively, we incurred service fees of $25,000, $33,000 and $124,932 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

Liquidity and Capital Resources

Our primary source of liquidity over the past three years has been cash flows from operations. We require cash principally to finance inventory, payroll and accounts receivable.

Our cash flow used in operating activities was a $1.6 million in fiscal 2006 as compared to a contribution of $16.0 million in fiscal 2005. The $17.6 million difference was attributable to a swing in net income of $21.5 million from net loss in the current fiscal year of $2.9 million to $18.6 million of net income in fiscal year 2005; also, inventory grew by $3.8 million. Partially offsetting the decline in operating cash flow were reduced prepaid expenses, $3.3 million, accounts receivable, $2.6 million, and accrued expenses, $0.9 million.

Our cash flow provided by operating activities was $16.0 million in fiscal 2005 as compared to $16.1 million in fiscal 2004. While the cash flows were essentially the same, there were several offsetting amounts, as follows: Net income was up $6.7 million, inventory improved $3.6 million and tax benefits contributed $1.3 million. Offsetting the increase in year over year cash flow were prepaid expenses ($3.4) million, accounts payable ($2.5) million and accounts receivable ($2.4) million.

Our cash used in investing activities was $0.7 million in fiscal 2006 and consisted of spending for product certification, production equipment and laboratory test equipment as compared to $0.5 million used in fiscal 2005 for production equipment, laboratory test equipment, computer equipment and office furniture. Our cash used in investing activities, mainly for manufacturing and engineering equipment, was $0.8 million in fiscal 2004.

Our cash outflow from financing activities was $17.9 million for fiscal 2006. The primary use of cash for financing activities was attributable to the Company purchasing 1,272,510 shares of our stock at a total cost of $18.1 million. In fiscal year 2005 our cash inflow from financing activities was $1.8 million and was the result of stock option exercises. In fiscal year 2004 our cash inflow was due to the exercise of stock options, $1.1 million, and the exercise of warrants, $0.7million.

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

The IBD requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBDITDA), fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2007.

Our future capital requirements depend on numerous factors, including market acceptance of our products (in particular flat panel display systems), the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our operations and expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents, together with net proceeds from any new credit facility we may enter into, will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

Our contractual obligations of September 30, 2006 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on loan from Chester County Industrial Dev. Auth.(1)	$1,505,979	$167,331	$334,662	$334,662	$669,324
Principal on Chester County Industrial Loan	4,335,000	100,000			4,235,000
Operating Lease	55,020	22,008	33,012
Capital Leases	12,478	7,891	4,587
Puchase Obligations(2)	1,111,683	812,364	247,883	50,400	1,036
	$7,020,160	$1,109,594	$620,144	$385,062	$4,905,360

(1)          The interest on the Industrial Development Bond assumes the current rate of 3.86%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

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

Effective October 1, 2005 the Company adopted the provisions of SFAS 123R, using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method results in compensation costs under the Company’s 1998 Stock Option Plan.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation and does not believe that the adoption of the SAB 108 will have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

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

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement was effective immediately. The Company adopted this statement during fiscal year 2005 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on October 1, 2005 and it did not have a material impact on the Company’s financial position or results of operations.

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

In Fiscal Year 2006 net sales outside the United States amounted to $2.8 million. Of this amount, $1.5 million was with Canada’s Department of National Defense.

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

Innovative Solutions and Support, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 7, 2006

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$62,984,829	$83,172,582
Accounts receivable, less allowance for doubtful accounts of $100,000 at September 30, 2006 and 2005	3,333,131	5,479,936
Inventories	6,466,156	3,911,626
Deferred income taxes	1,082,931	956,070
Prepaid expenses and other current assets	4,065,696	4,028,498
Total current assets	77,932,743	97,548,712
Property and Equipment:
Computers and test equipment	4,592,410	4,278,748
Corporate airplane	3,027,502	2,998,161
Furniture and office equipment	748,827	734,038
Manufacturing facility	5,426,761	5,420,741
Land	1,021,245	1,021,245
	14,816,745	14,452,933
Less—Accumulated depreciation and amortization	(5,846,272)	(5,091,881)
Net property and equipment	8,970,473	9,361,052
Deposits and other assets	329,664	125,114
Total assets	$87,232,880	$107,034,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	7,891	7,257
Accounts payable	358,818	305,516
Accrued expenses	3,122,542	3,503,814
Deferred revenue	591,626	176,650
Total current liabilities	4,180,877	4,093,237
Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	4,587	13,113
Deferred revenue	120,991	191,463
Deferred income taxes	490,072	635,967
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2006 and 2005.	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,088,121 and 18,047,425 shares issued and outstanding at September 30, 2006 and 2005	18,088	18,047
Additional paid-in capital	43,230,352	41,926,318
Retained earnings	53,039,341	55,921,733
Treasury stock, at cost, 1,272,510 and 0 shares at September 30, 2006 and 2005	(18,086,428)	—
Total shareholders’ equity	78,201,353	97,866,098
Total liabilities and shareholders’ equity	$87,232,880	$107,034,878

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2006	2005	2004
Net sales	$16,721,967	$63,264,359	$46,099,777
Cost of sales	8,631,761	20,888,729	15,663,108
Gross profit	8,090,206	42,375,630	30,436,669
Operating expenses:
Research and development	6,749,426	6,057,889	4,811,156
Selling, general and administrative	9,863,758	8,898,622	7,567,959
	16,613,184	14,956,511	12,379,115
Operating income (loss)	(8,522,978)	27,419,119	18,057,554
Interest income	3,280,179	1,939,397	532,745
Interest expense	(188,193)	(175,151)	(128,018)
Income (loss) before income taxes	(5,430,992)	29,183,365	18,462,281
Income taxes (benefit)	(2,548,600)	10,598,563	6,530,084
Net income (loss)	$(2,882,392)	$18,584,802	$11,932,197
Net Income (loss) per common share:
Basic	$(0.17)	$1.04	$0.69
Diluted	$(0.17)	$1.02	$0.67
Weighted average shares outstanding:
Basic	17,388,524	17,873,780	17,400,380
Diluted	17,388,524	18,259,856	17,928,180

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2003	$13,081	$46,248,224	$25,410,743	$(10,613,757)	$61,058,291
Exercise of options to purchase common stock	133	1,553,662	—	—	1,553,795
Exercise of warrants to purchase common stock	281	614,317	—	—	614,598
Issuance of stock to directors	20	296,086	—	—	296,106
Net income	—	—	11,932,197	—	11,932,197
Balance, September 30, 2004	13,515	48,712,289	37,342,940	(10,613,757)	75,454,987
Exercise of options to purchase common stock	201	3,562,132	—	—	3,562,333
Effect of stock split (3 -for-2)	6,009	—	(6,009)
Issuance of stock to directors	12	263,964			263,976
Retirement of treasury stock	(1,690)	(10,612,067)		10,613,757	—
Net income	—	—	18,584,802	—	18,584,802
Balance, September 30, 2005	18,047	41,926,318	55,921,733	—	97,866,098
Exercise of options to purchase common stock	25	408,779			408,804
Share-based compensation		655,351			655,351
Issuance of stock to directors	16	239,904			239,920
Purchase of treasury stock				(18,086,428)	(18,086,428)
Net loss			(2,882,392)		(2,882,392)
Balance, September 30, 2006	$18,088	$43,230,352	$53,039,341	$(18,086,428)	$78,201,353

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,882,392)	$18,584,802	$11,932,197
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	858,641	797,990	729,993
Stock-based compensation expense	655,351	—	—
Compensation expense for stock issued to directors	239,920	263,976	296,106
Loss on disposal of fixed assets	22,066	1,253	1,660
Excess and obsolete inventory expense	38,861	32,697	(118,298)
Disposal of obsolete inventory	—	23,522	163,856
Deferred income taxes	(272,756)	252,151	83,680
Tax benefit from exercise of stock options	219,509	1,716,659	381,469
Excess tax benefits from share-based payments arrangements	(44,504)	—	—
(Increase) decrease in:
Accounts receivable	2,146,805	(476,836)	1,952,107
Inventories	(2,593,391)	1,223,783	(2,396,538)
Prepaid expenses and other current assets	(35,348)	(3,363,222)	(55,966)
Increase (decrease) in:
Accounts payable	53,302	(1,390,731)	1,117,941
Accrued expenses	(381,272)	(1,250,827)	1,647,350
Deferred revenue	344,504	(419,844)	357,514
Net cash provided by (used in) operating activities	(1,630,704)	15,995,373	16,093,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(456,528)	(528,064)	(791,393)
Purchases of other assets	(240,000)	—	—
Net cash used in investing activities	(696,528)	(528,064)	(791,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	189,295	1,845,674	1,127,991
Proceeds from exercise of warrants	—	—	658,934
Purchase of treasury stock	(18,086,428)	—	—
Repayment of capitalized lease obligations	(7,892)	(7,568)	(11,180)
Excess tax benefits from share-based payments arrangements	44,504	—	—
Net cash provided by (used in) financing activities	(17,860,521)	1,838,106	1,775,745
Net increase (decrease) in cash and cash equivalents	(20,187,753)	17,305,415	17,077,423
Cash and cash equivalents, beginning of year	83,172,582	65,867,167	48,789,744
Cash and cash equivalents, end of year	$62,984,829	$83,172,582	$65,867,167
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$147,332	$102,192	$53,711
Cash paid for income taxes	$457,672	$8,600,619	$5,991,777
Cash received from income tax refund	$(3,278,844)	—	—

The accompanying notes are an integral part of these statements.

1.                 Background:

Innovative Solutions and Support, Inc., (the “Company”), was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flight information computers, large flat panel displays and advanced monitoring systems to the Department of Defense (DoD), defense contractors, commercial air transport and corporate/general aviation markets.

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

2.                 Concentrations:

Major Customers and Products

In fiscal 2006, 2005 and 2004 the Company derived 47%, 47% and 46% of net sales from five customers, although not all the same customers in each year. The accounts receivable related to the Company’s top five customers was $1.8 million, $.4 million and $1.0 million for fiscal 2006, 2005 and 2004 respectively.

The Company recorded sales with the DOD that amounted to 17% of total sales for fiscal year 2006.

In addition, sales of air data systems and components were 62%, 94% and 97% of total sales for the years ended September 30, 2006, 2005 and 2004, respectively. Flat Panel sales were 38%, 6% and 2% of net sales in the years ended September 30, 2006, 2005 and 2004 respectively. Sales to government contractors and agencies accounted for approximately 51%, 20% and 7% respectively, of the Company’s net sales during fiscal 2006, 2005 and 2004.

Major Suppliers

The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of the particular components, management believes that other suppliers could provide similar components on comparable terms.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base principally consists of companies within the aviation industry. The Company routinely requests advance payments and/or letters of credit from new customers.

The Company also maintains a reserve for doubtful accounts in the amount of $100,000 and had accounts receivable write-offs of $0, $2,500 and $0 in fiscal 2006, 2005, and 2004 respectively.

3.                 Summary Of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions were eliminated.

Use of Estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2006 and 2005 consist of funds invested in money market accounts with financial institutions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2006	2005
Raw materials	$3,006,088	$1,696,050
Work-in-process	2,237,489	1,151,828
Finished goods	1,222,579	1,063,748
	$6,466,156	$3,911,626

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $825,041, $785,990 and $717,993 for the fiscal years ended 2006, 2005 and 2004.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal 2006, 2005, and 2004, respectively.

Revenue Recognition

The Company recognizes sales of products when the following revenue recognition criteria are met: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred, pricing is fixed or determinable, and collection is reasonably assured. The Company essentially recognizes sales upon shipment of products to customers.

Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and the amounts are not significant for fiscal years 2006, 2005 and 2004.

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

Fair Value of Financial Instruments

The estimated fair value amounts presented in these consolidated financial statements were determined by the Company using available market information and appropriate methodologies. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of the respective fair values based on pertinent information available to management as of September 30, 2006 and 2005.

Stock-Based Compensation

On December 16, 2004, the FASB finalized SFAS No. 123(R) Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, which is the Company’s fiscal year beginning October 1, 2005.

Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method resulted in compensation costs under the Company’s 1998 Stock Option Plan. The compensation cost that was charged against income as a result of adoption of SFAS 123(R) for the plan was $655,351 for the fiscal year ended September 30, 2006. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $307,360 for the fiscal year ended September 30, 2006.

Share-based compensation costs prior to October 1, 2005 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company’s pro forma net income for the periods ended September 30, 2005 and 2004 would have been as follows:

	September 30,
	2005	2004
Net income as reported	$18,584,802	$11,932,197
Deduct fair market value expense:
Employee stock options(1)	(814,736)	(745,329)
Pro forma net income (loss)	$17,770,066	$11,186,868
Basic earnings per share
As reported	$1.04	$0.69
Pro forma	$0.99	$0.64
Diluted earnings per share :
As reported	$1.02	$0.67
Pro forma	$0.97	$0.63

(1)          Amounts represent compensation expense if it had been determined under the fair market value based method, net of related tax effect.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standars Borad (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation and does not believe that the adoption of the SAB 108 will have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”   SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principles, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and

(b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company adopted this statement during fiscal year 2005 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…”. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on October 1, 2005 and it did not have a material impact on the Company’s financial position or results of operations.

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

	For the Fiscal Year Ended September 30,
	2006	2005	2004
Weighted average number of shares-basic	17,388,524	17,873,780	17,400,380
Effect of dilutive securities:
Stock Options		386,076	417,764
Warrants		0	110,036
Weighted average number of shares-diluted	17,388,524	18,259,856	17,928,180

The number of incremental shares from the assumed exercise of stock options and warrants is calculated by using the treasury stock method. For the fiscal years ended September 30, 2006, 2005 and 2004, there were 462,281, 50,500 and 12,587 options outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

5.                 Accrued Expenses:

Accrued expenses consist of the following:

	September 30,
	2006	2005
Salary, benefits and payroll taxes	$471,576	$881,602
Warranty	617,116	770,845
Income taxes payable	622,295	1,051,963
Professional fees	970,597	361,250
Other	440,958	438,154
	$3,122,542	$3,503,814

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

Warranty cost and accrual information for the fiscal period ended September 30, 2006 is highlighted below:

Warranty accrual at September 30, 2005	$770,845
Accrued expense for the year ended September 30, 2006	65,709
Warranty costs for the year ended September 30, 2006	(219,438)
Warranty accrual at September 30, 2006	$617,116

Warranty cost and accrual information for the fiscal period ended September 30, 2005 is highlighted below:

Warranty accrual at September 30, 2004	$757,476
Accrued expense for the year ended September 30, 2005	186,558
Warranty costs for the year ended September 30, 2005	(173,189)
Warranty accrual at September 30, 2005	$770,845

7.                 Income Taxes:

The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (NOL) carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2006	2005	2004
Current provision (benefit):
Federal	$(1,943,991)	$9,592,641	$6,155,438
State		753,772	601,943
	(1,943,991)	10,346,413	6,757,381
Deferred provision (benefit):
Federal	(158,789)	102,434	(195,414)
State	(445,820)	149,716	(31,883)
	(604,609)	252,150	(227,297)
	$(2,548,600)	$10,598,563	$6,530,084

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.3%	1.9%	2.2%
Research and development tax credits	0.5%	-0.4%	-1.4%
Other	6.1%	-0.2%	-0.4%
	46.9%	36.3%	35.4%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below.

	September 30,
	2006	2005
Deferred tax assets:
Deferred revenue	$72,312	$102,372
Reserves and accruals	714,052	949,295
NOL carryforwards	296,567	—
Stock options	238,597
	1,321,528	1,051,667
Deferred tax liabilities:
Depreciation	(728,669)	(731,564)
	(728,669)	(731,564)
	$592,859	$320,103

During the year ending September 30, 2006, the Company generated a federal net operating loss (NOLs) of approximately $5.6 million and a credit of approximately $25,000. The NOL and credit can be carried-back to previous tax years and the Company will receive a refund of its previously paid federal income tax in the approximate amount of $2.0 million.

In addition, the Company generated state NOL’s in the amount of approximztely $10.7 million. These state NOL’s can only be carried-forward resulting in a deferred tax asset of approximately $456,000, before the federal effect. These NOL’s will expire in 2026 if unused. In the opinion of management, the Company expects to be able to utilize these state NOL’s and as a result no valuation allowance has been provided.

8.                 Notes Payable:

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The future maturities of this note payable are as follows as of September 30, 2006:

2007—	$100,000
2008—	$150,000
2009—	$200,000
2010—	$250,000
2011—	$250,000
Thereafter—	$3,385,000

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. The Company was in compliance with the covenants contained in  the loan agreement as of September 30, 2005.

The Company was in violation of the financial covenants contained in the loan agreement as of June 30, 2006. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended through the fiscal quarter ending on June 30, 2007.

The interest cost related to this debt for fiscal years 2006 and 2005 was $147,000 and $100,000 respectively. The interest rate on this debt was 3.86% at September 30, 2006. The Company is also required to maintain a letter of credit in the amount of $5,000,000 covering the debt.

9.                 Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

10.          Shareholders’ Equity:

Common Stock

The Company issued 15,396, 15,828 and 30,855 shares of Common stock to non-employee directors, with fair values of $239,920, $263,964 and $296,086 for the years ended September 30, 2006, 2005 and 2004, respectively. The fair value of the Common Stock was charged to selling, general and administrative expense in the accompanying consolidated statements of operations. The Company accrued $49,944 at September 30, 2006 for director shares earned during the year but not issued until after year-end.

Stock Options

The Company’s 1998 Stock Option Plan (the “Plan”) provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2006, no stock options were granted to independent contractors or consultants under this plan.

Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The number of shares of common stock the Company has reserved for awards under the Plan was increased, by shareholder vote at the March 31, 2005 Annual Meeting of Shareholders, from 1,889,025 to 3,389,025 shares. As of September 30, 2006 there were 1,613,419 shares remaining and available for grant.

A summary of the Plan activity for the fiscal years ended September 30, 2006, 2005 and 2004, is as follows:

		Range of			Weighted
		Exercise			Average	Aggregate
		Weighted			Exercise	Intrinsic
	Options	Prices			Price	Value
Outstanding at September 30, 2003	899,318	$1.46	-	$9.90	$5.85
Granted	190,500	5.41	-	18.21	10.72
Exercised	(200,108)	1.83	-	9.64	5.86
Cancelled	(49,023)	4.21	-	10.13	8.61
Outstanding at September 30, 2004	840,687	$1.46	-	$18.21	$6.79
Granted	117,000	15.41	-	22.35	19.13
Exercised	(291,734)	1.46	-	12.22	6.46
Cancelled	(71,700)	4.00	-	21.17	12.51
Outstanding at September 30, 2005	594,253	$1.46	-	$22.35	$8.76
Granted	204,000	12.97	-	16.00	14.36
Exercised	(25,300)	4.00	-	10.13	7.48
Cancelled	(71,099)	4.73	-	22.35	13.70
Outstanding at September 30, 2006	701,854	$1.46	-	$22.35	$9.93	$3,226,327
Options exercisable at September 30, 2006	374,454	$1.46	-	$22.35	$6.35	$3,063,811

The weighted-average fair value of the stock options granted during the fiscal years ended September 30, 2006, 2005 and 2004 were $14.36, $19.13 and $10.72 respectively. The total intrinsic value of options exercised during the fiscal year ended September 30, 2006, 2005 and 2004 were $187,000, $4.8 million and $1.5 million respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Fiscal Year Ended September 30,
	2006	2005	2004
Expected dividend rate	—	—	—
Expected volatility	63.7%	66.4%	67.4%
Weighted average risk-free interest rate	2.4%	2.0%	1.5%
Expected lives (years)	8.41	7.35	10

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

Options Outstanding						Options Exercisable
			Outstanding As of	Weighted- Average Remaining	Weighted- Average	As of	Weighted- Average
Range of Exercise			September 30,	Contractual	Exercise	September 30,	Exercise
Prices			2006	Life	Price	2006	Price
$0.00	-	5.00	226,305	4.8	$4.00	223,605	$4.00
$5.01	-	10.00	156,049	5.5	$7.67	111,049	$7.69
$10.01	-	15.00	242,000	9.4	$14.21	23,400	$13.81
$15.01	-	20.00	61,700	8.9	$17.59	13,000	$17.89
$20.01	-	22.35	15,800	8.7	$21.77	3,400	$21.73
			701,854	7.8	$9.93	374,454	$6.35

As of September 30, 2006, there was approximately $2.2 million of  unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

11.          Commitments and Contingencies:

Capital Lease

The Company leases certain equipment under capital leases with terms of five years and implicit interest rates of 4.3%. The capitalized cost of $39,119 and the related accumulated amortization of $32,359 and $18,749 have been included in property and equipment at September 30, 2006 and 2005 respectively. The balance due on these leases was $12,478 and $20,370 as of September 30, 2006 and 2005 respectively. The payments for fiscal 2007 and 2008 are $7,891 and $4,587 respectively. Amortization expenses is included in depreciation expense.

Operating Leases

Rent expense under operating leases totaled $11,004, $19,994 and $20,010 for the years ended September 30, 2006, 2005 and 2004, respectively. As of September 30, 2006, future minimum payments related to all cancelable operating leases total $55,020.

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

12.          Related-Party Transactions:

The Company incurred legal fees of $357,000, $137,000 and $115,898 with a law firm which is a shareholder of the Company for the years ended September 30, 2006, 2005 and 2004, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm’s investment in the Company.

For the years ended September 30, 2006, 2005 and 2004, respectively, the Company incurred service fees of $25,000, $33,000 and $124,932 with a commercial graphics firm controlled by an individual who is married to a significant shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

13.          Quarterly Financial Data (unaudited):

The summarized quarterly results of operations of the Company for the years ended September 30, 2006 and September 30, 2005 are presented below:

	Year Ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$5,405,387	$3,744,752	$2,991,022	$4,580,806
Cost of sales	2,702,018	2,194,718	1,667,301	2,067,724
Gross profit	2,703,369	1,550,034	1,323,721	2,513,082
Operating income (loss)	(728,468)	(2,567,404)	(2,915,218)	(2,311,888)
Net income (loss)	6,125	(777,656)	(1,161,614)	(949,247)
Net income (loss) per common share
Basic	$—	$(0.04)	$(0.07)	$(0.06)
Diluted	$—	$(0.04)	$(0.07)	$(0.06)

	Year Ended September 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,978,804	$19,001,021	$17,101,620	$8,182,914
Cost of sales	6,182,143	5,777,273	5,846,912	3,082,402
Gross profit	12,796,661	13,223,748	11,254,708	5,100,512
Operating income (loss)	9,496,663	9,371,352	7,263,946	1,287,157
Net income (loss)	6,192,803	6,273,839	4,898,713	1,219,446
Net income (loss) per common share
Basic	$0.35	$0.35	$0.27	$0.07
Diluted	$0.34	$0.34	$0.27	$0.07

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

14.          Business Segments

The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside of the U.S. are not significant.

Item 9.                        Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.                Controls and procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

As of September 30, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2006 is effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 7, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 7, 2006

PART III

Item 10.                 Directors and executive officers of the registrant.

This information (other than the information relating to executive officers included in Part I Item 1.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement. We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our chief executive officer, our president and our chief financial officer. Our code of conduct is available on our Internet website, www.innovative-ss.com. Our code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to our code of conduct or waivers from the provisions of the code for our directors and our officers will be disclosed on our Internet website promptly following the date of such amendment or waiver.

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
Dated: December 7, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEOFFREY S. M. HEDRICK	Chairman of the Board and	December 7, 2006
Geoffrey S. M. Hedrick	Chief Executive Officer
(Principal Executive Officer)
/s/ ROMAN G. PTAKOWSKI	President	December 7, 2006
Roman G. Ptakowski
(President))
/s/ JAMES J. REILLY	Chief Financial Officer	December 7, 2006
James J. Reilly
(Principal Financial and Accounting Officer)
/s/ GLEN R. BRESSNER	Director	December 7, 2006
Glen R. Bressner
/s/ WINSTON J. CHURCHILL	Director	December 7, 2006
Winston J. Churchill
/s/ IVAN M. MARKS	Director	December 7, 2006
Ivan M. Marks
/s/ ROBERT E. MITTELSTAEDT, JR.	Director	December 7, 2006
Robert E. Mittelstaedt, Jr.
/s/ ROBERT H. RAU	Director	December 7, 2006
Robert H. Rau
	Director	December 7, 2006