Form 10-Q
period 2006-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2007-02-09
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes  ☐     No  ☒

As of February 2, 2007, there were 16,866,193 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

FORM 10-Q December 31, 2006

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of	As of
	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$62,608,952	$62,984,829
Accounts receivable, less allowance for doubtful accounts of $100,000 at December 31, 2006 and September 30, 2006	1,760,747	3,333,131
Inventories	6,211,280	6,466,156
Deferred income taxes	911,822	1,082,931
Prepaid expenses and other current assets	5,442,347	4,065,696

Total current assets	76,935,148	77,932,743

Property and Equipment:
Computers and test equipment	4,616,087	4,592,410
Corporate airplane	3,027,502	3,027,502
Furniture and office equipment	748,827	748,827
Manufacturing facility	5,426,761	5,426,761
Land	1,021,245	1,021,245
	14,840,422	14,816,745
Less- Accumulated depreciation and amortization	(6,037,516)	(5,846,272)

Net property and equipment	8,802,906	8,970,473

Deposits and other assets	324,264	329,664

Total assets	$86,062,318	$87,232,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$100,000	$100,000
Current portion of capitalized lease obligations	8,231	7,891
Accounts payable	497,140	358,818
Accrued expenses	2,731,834	3,122,542
Deferred revenue	211,418	591,626

Total current liabilities	3,548,623	4,180,877

Note payable	4,235,000	4,235,000
Long-term portion of capitalized lease obligations	2,222	4,587
Deferred revenue	103,374	120,991
Deferred income taxes	575,626	490,072
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2006 and September 30, 2006	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,124,938 and 18,088,121 shares issued at December 31, 2006 and September 30,2006	18,125	18,088

Additional paid-in capital	43,724,879	43,230,352
Retained earnings	51,940,897	53,039,341
Treasury stock, at cost, 1,272,510, shares at December 31. 2006 and September 30, 2006	(18,086,428)	(18,086,428)

Total shareholders’ equity	77,597,473	78,201,353

Total liabilities and shareholders’ equity	$86,062,318	$87,232,880

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31	December 31
	2006	2005
Net sales	$3,428,648	$5,405,387
Cost of sales	2,033,945	2,702,018
Gross profit	1,394,703	2,703,369
Operating expenses:
Research and development	1,324,354	1,535,001
Selling, general and administrative	3,059,015	1,896,836
	4,383,369	3,431,837
Operating (loss)	(2,988,666)	(728,468)
Interest income	816,273	781,445
Interest expense	(50,760)	(43,512)
Income (loss) before income taxes	(2,223,153)	9,465
Income tax expense (benefit)	(1,124,709)	3,340
Net income (loss)	$(1,098,444)	$6,125

Net income (loss) per common share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00

Weighted average shares outstanding:
Basic	16,824,933	18,055,243
Diluted	16,824,933	18,272,423

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31	December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,098,444)	$6,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199,178	201,838
Stock-based compensation expense	111,871	174,009
Compensation expense for stock issued to directors	49,943	60,048
Loss on disposal of fixed assets	551	156
Excess and obsolete inventory expense		85,129
Deferred income taxes	256,663	200,308
Tax benefit from exercise of stock options	128,958	21,378
Excess tax benefits from share-based payment arrangements	(122,811)	(8,689)
(Increase) decrease in:
Accounts receivable	1,572,384	163,102
Inventories	254,876	178,004
Prepaid expenses and other current assets	(1,376,651)	(285,769)
Increase (decrease) in:
Accounts payable	138,322	31,749
Accrued expenses	(390,708)	(1,088,554)
Deferred revenue	(397,825)	15,343
Net cash used in operating activities	(673,693)	(245,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(26,762)	(96,351)
Purchases of other assets		(253,333)
Net cash used in investing activities	(26,762)	(349,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	203,792	48,702
Repayment of capitalized lease obligation	(2,025)	(2,576)
Excess tax benefits from share-based payment arrangements	122,811	8,689
Net cash provided by financing activities	324,578	54,815

Net decrease in cash and cash equivalents	$(375,877)	$(540,692)

Cash and cash equivalents, beginning of year	$62,984,829	$83,172,582

Cash and cash equivalents, end of period	$62,608,952	$82,631,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$40,529	$31,101
Cash paid for income taxes	—	$435,000

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

The balance sheet as of December 31, 2006, the statement of operations for the three months ended December 31, 2006 and 2005 and the statements of cash flows for the three months ended December 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2006 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

A reconciliation of weighted average shares outstanding appears below:

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
Weighted average number of shares-basic	16,824,933	18,055,243
Effect of dilutive securities:
Employee stock options	—	217,180

Weighted average number of shares-diluted	16,824,933	18,272,423

For the three-month periods ended December 31, 2006 and 2005, there were 282,000 and 206,000 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended December 31, 2006, three customers accounted for 15%, 12% and 10% of net sales or 37% on a combined basis.  For the three months ended December 31, 2005, three customers accounted for 28%, 10%, and 9% of net sales or 47% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31	September 30
	2006	2006
Raw materials	$3,553,089	$3,006,088
Work-in-process	1,063,842	2,237,489
Finished goods	1,594,349	1,222,579
	$6,211,280	$6,466,156

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

Warranty cost and accrual information for the three months ended December 31, 2006 is highlighted below:

Warranty accrual at September 30, 2006	$617,116
Accrued expense for the three months ended December 31, 2006	22,629
Warranty costs for the three monts ended December 31, 2006	(66,864)

Warranty accrual at December 31, 2006	$572,881

6. Share-Based Compensation

Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards. Accordingly, total share-based compensation expense was $162,000 and $234,057 for the three months ended December 31, 2006 and 2005 respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $81,956 and $82,622 for the three months ended December 31, 2006 and 2005 respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through December 31, 2006 no stock options have been granted to independent contractors or consultants under this plan.  Total compensation expense was $112,000 and $174,009 for the three months ended December 31, 2006 and 2005, respectively.

 Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan. As of December 31, 2006 there were 1,713,119 remaining and available for granting.

A summary of option activity under the Plan as of December 31, 2006 and changes during the period then ended is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at September 30, 2006	701,854	$9.93
Granted	9,000	16.30
Exercised	(33,542)	6.08
Cancelled	(108,700)	14.50

Outstanding at December 31, 2006	568,612	$9.39	6.64	$4,345,213
Exercisable at December 31, 2006	363,712	$6.74	5.69	$3,743,312

The weighted-average grant date fair value of individual options granted during the three month ended December 31, 2006 and 2005 was $9.64 and $7.46, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $388,401 and $59,419, respectively.

The following table summarizes information about stock options under the Plan at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-		Weighted-
	As of	Remaining	Average	As of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price

$0.00 — 5.00	205,863	5.98	$4.18	203,163	$4.18
$5.01 — 10.00	152,549	4.93	7.68	113,249	7.58
$10.01 — 15.00	126,000	8.63	14.05	26,600	13.98
$15.01 — 20.00	53,700	8.43	16.70	14,600	16.68
$20.01 — 22.35	30,500	8.26	20.94	6,100	20.94

	568,612	6.64	$9.39	363,712	$6.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted —average assumptions noted in the following table. Options are exercised over a maximum term of ten years from the date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of the grant.

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005

Expected lives (years)	8.8	9.3
Weighted average risk-free interest rate	2.1%	1.8%
Expected volatility	64.7%	65.8%
Expected dividend rate	%	%

As of December 31, 2006, there was approximately $1.4 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date. As of December 31, 2006 and 2005 the Company recognized expense of $50,000 and $60,048, respectively. As of December 31, 2006, there is an estimated $150,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year or 9 months. The following table outlines restricted stock awards for the three months ended December 31, 2006:

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2006	3,275	$15.25
Granted	13,860	14.43
Issued	(3,275)	15.25
Cancelled
Balance at December 31, 2006	13,860	$14.43

7. Stock Repurchase Program

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of its outstanding common stock. The program was in effect until June 30, 2006. Over the course of the program the Company repurchased 1,272,510 shares of its common stock at an average cost of $14.21 per share.

8. Notes Payable

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), a fixed charge ratio and a minimum tangible net worth.

As of June 30, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008.

9. New Accounting Pronouncements

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

We continue to invest in and seek additional opportunities for our Flat Panel Display product line. In October 2005, the FAA awarded the Company a second Technical Standard Order (TSO) for our flat panel display system COCKPIT/IPTM. This TSO establishes our flat panel display system as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types and, additionally, it addresses the most stringent Commercial Air Transport market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The TSO states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors.”

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

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Net sales. Net sales decreased $2.0 million, or 37%, to $3.4 million for the three months ended December 31, 2006 from $5.4 million in the three months ended December 31, 2005. The decrease in net sales was primarily the result of a slower than expected start up of Flat Panel Display System deliveries.

Cost of sales. Cost of sales decreased $0.7 million or 26%, to $2.0 million, or 59% of net sales in the three months ended December 31, 2006 from $2.7 million, or 50 % of net sales in the three months ended December 31, 2005. The absolute dollar decrease in cost of sales was related to our decrease in net sales. As a percentage, the increase was the result of fixed operating costs not being absorbed over lower net sales in the current period.

Research and development. Research and development expenses decreased $0.2 million or 13% to $1.3 million or 38% of net sales in the three months ended December 31, 2006 from $1.5 million or 28% of net sales in the three months ended December 31, 2005.  The reduction is related to additional costs incurred during the three months ended December 31, 2005 in conjunction with obtaining the Supplement Type Certification on the PC-12. No certifications were obtained during the three months ended December 31, 2006.

Selling, general, and administrative. Selling, general, and administrative expenses increased $1.2 million, or 63%, to $3.1 million, or 91% of net sales in the three months ended December 31, 2006 from $1.9 million or 35% of net sales in the three months ended December 31, 2005. The increase in the dollar amount was primarily the result of increased legal and other fees relating to intellectual property matters and increased selling cost related to trade show expenses.

Interest income. Interest income was $816,000 in the three months ended December 31, 2006 as compared $781,000 in the three months ended December 31, 2005. The increase in interest income in the three months ended December 31, 2006 was primarily the result of higher interest rates offsetting our reduced cash position in the current period.

Interest expense. Interest expense was $51,000 in the three months ended December 31, 2006 as compared to $44,000 in the three months ended December 31, 2005. The increase in interest expense in the three months ended December 31, 2006 was primarily the result of higher interest rates in the period.

Income tax expense. The income tax benefit for the three months ended December 31, 2006 was $1.1 million. The income tax expense for the three months ending December 31, 2005 was $3,000. The decrease in the amount of tax from a tax expense to a tax benefit was due to recording a loss before taxes for the three months ended December 31, 2006.

The effective tax rate for the three months ended December 31, 2006 was a benefit of 50.6%. The effective tax rate for the three months ended December 31, 2005 was 35.3%. In each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred after December 31, 2005, and before January 1, 2008.  The entire impact of this retroactive extension has been recognized in the first quarter ended December 31, 2006, as required by SFAS 109, Accounting for Income Taxes.  For the quarter ending December 31, 2006, the overall benefit recorded, including the impact of the R&E credit was 50.6% and would have been 43.7% without this discrete item.

Net income. As a result of the factors described above, our net loss in the three months ended December 31, 2006 was $1.1 million a decrease of $1.1 million from net income of $6,125 for the three months ended December 31, 2005.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from prior operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $674,000 for the three months ended December 31, 2006 as compared to $246,000 for the three months ended December 31, 2005. The increase was due primarily to lower net income ($1.1 million) and increased prepaid expenses ($1.1 million) which were partially offset by reduced accounts receivable ($1.4 million).

Our cash used in investing activities was $27,000 for the three months ended December 31, 2006. This primarily consisted of spending for production and laboratory test equipment. Cash used in investing activities was $350,000 for the three months ended December 31, 2005 and primarily consisted of production certification, production equipment and, laboratory test equipment.

Net cash flow from financing activities was $325,000, for the three months ended December 31, 2006 as compared to $55,000 in the three months ended December 31, 2005. In both periods the primary source of cash was from proceeds from the exercise of stock options.

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), a fixed charge ratio and a minimum tangible net worth.

As of June 30, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008.

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

Backlog

As of December 31, 2006 and 2005, our backlog was $32.3 million and $18.2 million, respectively. The period over period increase in backlog principally reflects the increase in Flat Panel Display System orders. The Flat Panel Display System component as of December 31, 2006 is $23.5 million, an increase of $11.4 million over the December 31, 2005 balance of $12.1 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “anticipate” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “outlook,” “would,” “should,” “guidance,” “potential,” “continue,” “project,”  “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these statements.  Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•                  continued market acceptance of our air data systems products;

•                  the ability to obtain future contracts and awards;

•                  the availability of government funding and customer requirements;

•                  difficulties in developing and producing our flat panel display systems , or COCKPIT/IPTM, or other planned products or product enhancements;

•                  market acceptance of our COCKPIT/IPTM system or other planned products or product enhancements;

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forwardlooking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2006.

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

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: February 5, 2007	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer