Form 10-K/A
period 2006-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2007-04-24
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of December 1, 2006, there were 16,818,886 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2006 (the “Form 10-K”) is being filed to amend and restate only the following items of the Form 10-K: Items 10, 11, 12, 13 and 14 of Part III. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

PART III

Item 10.                 Directors and executive officers of the registrant.

Directors

The current members of the Board of Directors, together with certain information about them, are set forth below:

		Director	Term
Name	Age	Since	Expires	Positions with the Company
Class I Directors
Ivan M. Marks	65	1996	2007	Director
Robert H. Rau	70	2001	2007	Director
Class II Directors
Glen R. Bressner	46	1999	2008	Director
Robert E. Mittelstaedt, Jr.	63	1989	2008	Director
Raymound J. Wilson	61	2007	2008	Director
Class III Directors
Geoffrey S. M. Hedrick	65	1988	2009	Director, Chairman of the Board
				and Chief Executive Officer
Winston J. Churchill	66	1990	2009	Director

Ivan M. Marks.   Mr. Marks retired January 31, 2005 as Vice President-Controller of Parker Aerospace Group, which is the aerospace segment of Parker Hannifin Corporation, a position he held since 1979. Mr. Marks holds a Bachelor of Science degree in Business Administration from Drake University and is a Certified Public Accountant.

Robert H. Rau.   Mr. Rau retired December 31, 1998 as President of the Aerostructures Group of The Goodrich Company. Prior to its merger with Goodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector. In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association, and Chairman of the International Advisory Panel of Singapore Aerospace. Mr. Rau received a Bachelor of Arts degree in Business Administration from Whittier College in 1962.

Glen R. Bressner.   Mr. Bressner has been a partner of Mid-Atlantic Venture Funds, a venture capital firm, since 1997. Mr. Bressner is also a partner of NEPA Venture Fund, L.P., a venture capital firm, a position he has held since 1985. From 1996 to 1997, Mr. Bressner served as the Chairman of the Board of Directors of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science degree in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

Robert E. Mittelstaedt, Jr.   Mr. Mittelstaedt served as our Non-Executive Chairman of the Board of Directors from 1989 to 1997. Since July 1, 2004 Mr. Mittelstaedt has been Dean of the W.P. Carey School of Business at Arizona State University. Prior to that, Mr. Mittelstaedt was Vice Dean of The Wharton School of the University of Pennsylvania since 1989. Mr. Mittelstaedt also serves on the Board of Directors of Laboratory Corporation of America Holdings, Inc. Mr. Mittelstaedt holds a Bachelor of Science degree in Mechanical Engineering from Tulane University and a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania.

Geoffrey S. M. Hedrick.   Mr. Hedrick has been our Chief Executive Officer since he founded the Company in February 1988 and our Chairman of the Board since 1997. Prior to founding the Company, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries, North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

Winston J. Churchill.   Mr. Churchill has been managing general partner of SCP Private Equity Partners since he founded it in 1996, and has over twenty-five years experience in private equity investing. Previously, he had formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, L.P., another venture capital fund, in 1990. Prior to that, he was a managing partner of a private investment firm that specialized in leveraged buyouts on behalf of Bessemer Securities Corporation. From 1967 to 1983, he practiced law at the Philadelphia firm of Saul, Ewing, Remick and Saul and served as Chairman of its Banking and Financial Institutions Department, Chairman of the Finance Committee and a member of its Executive Committee. He is a Director of Amkor Technology, Inc. and Griffin Land and Nurseries, Inc., as well as a number of private companies. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System. He is currently a trustee of Fordham University, Georgetown University, Immaculata University, American Friends of New College Oxford, England, The Gesu School and Young Scholars Charter School. He was awarded a BS in Physics, summa cum laude, from Fordham University followed by a M.A. in Economics from Oxford University where he studied as a Rhodes Scholar, and a J.D. degree from Yale Law School.

Raymond J. Wilson C.B.E.   Since June, 2004, Mr. Wilson is employed as  an independent Aerospace Manufacturing Consultant, Wilson in the period from January 2001 to January 2004,  served on the five-person Executive Committee for Airbus S.a.s., where he was an integral member of the management group responsible for the overall performance of the $30 billion international aircraft manufacturing firm. At that time, he also served as Executive Vice President for Procurement with the Toulouse, France-based Company. Prior to that, from September 1997 to January 2001, Mr. Wilson was Managing Director for Airbus U.K. as well as a member of the Airbus Executive Board in the three years prior to the formation of Airbus as a company. Mr. Wilson is currently a non executive member of the Board of Directors of the Gardner Group LTD. in Nuneaton U.K.

As part of New Year’s Honours 2004, Wilson was honored by Her Majesty Queen Elizabeth II as a Commander of the British Empire (C.B.E.) for his services to the Aircraft Industry. Wilson is a graduate of Napier University in Edinburgh, Scotland and resides in Clevedon U.K.

Executive Officers

The current executive officers of the Company, their ages, positions, terms of office with the Company, and brief summaries of their business experience are set forth in Part I of the Form 10-K beginning on page 12.

Audit Committee and Audit Committee Expert

The Audit Committee makes recommendations to the Board with respect to various auditing and accounting matters, including the selection and compensation of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance and independence of our independent registered public accounting firm and our accounting practices. The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has responsibility for, among other things, the planning and review of our annual and periodic reports and accounts and the involvement of our independent registered public accounting firm in that process. Messrs. Rau (Chairman), Bressner and Marks are currently members of the Audit Committee.

The Audit Committee is comprised solely of independent members, as independence for audit committee members is defined in the listing standards of the Nasdaq National Market. In addition, the Board has determined in its business judgment that each member of the Audit Committee is financially literate and that at least one of the Audit Committee members, Mr. Marks, is an audit committee financial expert, as defined by SEC rules and regulations.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers (as defined under Section 16(a) of the Securities Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during fiscal year 2006, all of the Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with by such persons, except that State Teachers Retirement System of Ohio filed a Form 3 on June 12, 2006 for a transaction that occurred on May 30, 2006 and a Form 4 on June 12, 2006 for transactions that occurred on June 5, 2006 and June 6, 2006.

Code of Ethics

We adopted a Code of Ethics (the “Code of Ethics”) applicable to our Directors, our principal executive officer and principal financial and accounting officer and persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, agents and representatives. The Code of Ethics is posted on the Company’s website, www.innovative-ss.com, under the heading Investor Relations.

Item 11.                 Executive compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2006, 2005 and 2004 to our chief executive officer and each other executive officer who earned more than $100,000 during fiscal year 2006 (collectively, the “Named Executive Officers”) for services rendered in such years:

					Long-Term
					Compensation
					Awards
					Securities
	Annual Compensation				Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Options	Compensation
Geoffrey S. M. Hedrick	2006	$400,000		$1,945	—	$3,270	(2)
Chief Executive Officer	2005	$432,692	(1)	$4,225	—	$4,900	(3)
	2004	$350,000		—	—	$5,936	(3)
Roman G. Ptakowski	2006	$250,000		$1,703	—	—
President	2005	$250,000		$30,000	—
	2004	$250,000				$57,903	(4)
James J. Reilly	2006	$200,000		$1,768	—
Chief Financial Officer	2005	$192,308		$4,225	15,000
	2004	$180,000		—	—	—

(1)          Includes $32,692 of retroactive pay from fiscal 2004.

(2)          Automobile Allowance.

(3)          Automobile & Airplane allowance.

(4)          This amount represents a relocation bonus.

Stock Option Grants

There were no stock option grants in fiscal year 2006 to any of the Named Executive Officers.

Stock Option Exercises and Holdings

The following table sets forth the value of options held by each of the Named Executive Officers at September 30, 2006.

Aggregated Option Exercises in 2006 and Option Values at September 30, 2006

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options at		In-The-Money Options at
	On	Value	September 30, 2006		September 30, 2006(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Geoffrey S. M. Hedrick	—	—	1,500		$10,796	$0
Roman G. Ptakowski			180,000		$1,858,140	$0
James J. Reilly			46,049	12,000	$286,016	$0

(1)          The value of unexercised in-the-money options is based on the difference between the last sale price of a share of our common stock as reported on the Nasdaq National Market on September 29, 2006 ($14.53) and the exercise price of the options, multiplied by the number of options.

Employment Contracts, Termination of Employment and Change in Control Arrangements

In March 2003, we entered into an agreement with Roman G. Ptakowski to serve as President at an annual salary of $250,000 and an annual performance incentive bonus of up to 30% of base salary based on performance of the business. The initial term of the agreement was for two years with yearly one-year renewal periods unless either party provides the other party with written notice of termination of the agreement not later than ninety-days (90) prior to the end of the then current term of the agreement. In the event that Mr. Ptakowski is involuntarily terminated without cause. Mr. Ptakowski would be entitled to continue to receive compensation and benefits at the rate in effect at the time of termination until the end of the then current term of the agreement, provided however, that such amount shall not be less than six months of current salary and benefits. Amounts payable following such a termination shall be reduced by any compensation received for services rendered by Mr. Ptakowski to a subsequent employer. In addition, Mr. Ptakowski was granted options to purchase 270,000 shares of common stock at $4.21 per share. One-third of these options vest each year on the anniversary of the initial grant date.

In the event that Mr. Ptakowski is involuntarily terminated without cause or resigns as a result of a material change in duties or a reduction in compensation or benefits following certain changes of control of Innovative Solutions and Support, Mr. Ptakowski would be entitled to receive a one time payment equal to Mr. Ptakowski’s annual salary as then in effect within thirty (30) days of the date of such termination in addition to continued compensation and benefits at the rate in effect at the time of termination until the end of the then current term of the agreement.

On December 27, 2004 both parties concurred that the current agreement will be allowed to expire and will be replaced with one that continues with the same terms and conditions, provided that employment may be terminated by either party at any time on ninety-days prior notice.

Compensation of Directors

The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock, having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year, for all eligible non-employee directors. The stock vests quarterly during the fiscal year provided the director was still serving on the Board on the vesting date. In fiscal year 2005 the annual award was increased to $40,000 effective in the fourth quarter of the fiscal year. Additionally, each non-employee director receives $1,000 for each board meeting attended. All directors are reimbursed for reasonable travel and lodging expenses associated with attendance at meetings.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a former or current executive officer or employee of the Company. There are no compensation committee interlocks between us and any other entity involving us or such entity’s executive officers or board members.

STOCK PERFORMANCE GRAPH

The following graph shows the total return on our common stock during the period from September 30, 2001 until September 30, 2006, against the cumulative total return on the NASDAQ Composite Index and the Russell 2000 index during such period. The comparison assumes that $100 was invested at the beginning of such period in our common stock and in each of the foregoing indices and assumes the reinvestment of any dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG INNOVATIVE SOLUTIONS AND SUPPORT, INC.,
THE NASDAQ COMPOSITE INDEX
AND THE RDG TECHNOLOGY COMPOSITE INDEX

*                    $100 invested on 9/30/01 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

	Cumulative Total Return
	9/01	9/02	9/03	9/04	9/05	9/06
Innovative Solutions and Support, Inc.	100.00	105.78	112.24	337.41	320.43	299.79
NASDAQ Composite	100.00	80.97	120.85	131.16	150.08	159.80
Russell 2000	100.00	90.70	123.80	147.04	173.44	190.65

The following report of the Compensation Committee and the performance graph on the previous page will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference. The following report shall not otherwise be deemed filed under such Acts.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors is composed of two directors, each of whom, in the judgment of the Board of Directors, was found to be “independent” as defined by the applicable NASDAQ listing standards. The Compensation Committee is responsible for setting and administering the policies that govern annual executive salaries, bonuses and stock ownership programs. The Compensation Committee annually evaluates the performance, and determines or recommends to the full Board the compensation, of the Chief Executive Officer and other executive officers.

The Compensation Committee’s objectives include (i) attracting and retaining exceptional individuals as executive officers, and (ii) providing key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver enhanced value to the Company’s shareholders. The Compensation Committee attempts to achieve these objectives by annually reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other key executive officers of the Company, evaluating the performance of the Chief Executive Officer and other key executive officers in light of those goals and objectives, and determining and approving the compensation level of the Chief Executive Officer and other key executive officers based on this evaluation.

Components of Executive Compensation

An executive officer’s annual salary is established initially on the basis of subjective factors, including experience, individual achievements, level of responsibility assumed at the Company and market compensation practices. The Compensation Committee annually reviews each executive officer’s annual salary based on such executive officer’s past performance, expected future contributions, the scope and nature of the responsibilities of the executive officer, including any changes in such responsibilities, and compensation practices among competitive peers.

Chief Executive Officer Compensation

Geoffrey S.M. Hedrick has served as the Company’s Chief Executive Officer since 1988. For fiscal 2006, Mr. Hedrick was paid an annual salary of $400,000. Mr. Hedrick’s salary was adjusted in fiscal year 2004 from $350,000 to $400,000 and has remained unchanged during fiscal year 2005 and 2006.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the other named executive officers, excluding, among other things, certain performance-based compensation. Through September 30, 2006, this provision has not affected our tax deductions, and the Compensation Committee believes that, at the present time, it is unlikely that the compensation paid to any of our employees in a taxable year will exceed $1,000,000. The Compensation Committee intends to continue to evaluate the effects of the statute and any applicable regulations and to comply with Internal Revenue Code Section 162(m) in the future to the extent consistent with our best interests.

Submitted by the Compensation Committee:

Winston J. Churchill (Chairman)

Robert E. Mittelstaedt, Jr.

Item 12.                 Security ownership of certain beneficial owners and management.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2006, including the 1998 Stock Option Plan and the 2003 Restricted Stock Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	705,129	$9.95	1,698,065	(1)
Equity compensation plans not approved by security holders	0	$0.00	0
Total	705,129	$9.95	1,698,065	(1)

(1)          Includes 1,613,419 stock options from the 1998 Stock Option Plan and 84.646 shares from the 2003 Restricted Stock Plan.

In fiscal years ended September 30, 2006, 2005 and 2004 awards to our non-employee directors under the 2003 Restricted stock Plan were 15,396, 15,828 and 30,855 shares respectively.

Security Ownership of Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership, as of January 25, 2007, of each person who we knew to be the beneficial owner of more than 5% of our common stock. To the knowledge of the Company, each of the shareholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. The information provided in the table is based on our records, information filed with the Securities and Exchange Commission and information provided to the Company.

	Common Stock
	Number of	Percent of
Name of Beneficial Owner	Shares	Class(1)
Geoffrey S. M. Hedrick(2)	4,001,676	23.7%
Federated Investors, Inc.(3)	2,600,400	15.4%
State Teachers Retirement System of Ohio(4)	2,276,550	13.5%
Putnam Investment Management(5)	974,074	5.8%

(1)          As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,856,193 shares of common stock outstanding as of January 25, 2007.

(2)          Mr. Hedrick’s address is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, PA 19341. The amount includes options to purchase 1,500 shares, which were exercisable as of January 25, 2007, or within 60 days from such date.

(3)          As filed on Amendment No.1 to Schedule 13G with the SEC on March 10, 2006. Federated Investors, Inc.’s address is Federated Investors Tower, Pittsburgh PA. 15222

(4)          As filed on Form 4 with the SEC on January 12, 2007. State Teachers Retirement System of Ohio’s address is 275 East Broad Street, Columbus OH. 43215

(5)          As filed on Amendment to Schedule 13G with the SEC on February 11, 2005. Putnam Investment Management’s address is One Post Office Square, Boston, MA. 02109

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership as of January 25, 2007 of (i) each director, (ii) the Named Executive Officers and (iii) all the directors and executive officers as a group. Each of the shareholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. The information provided in the table is based on our records, information filed with the Securities and Exchange Commission and information provided to the Company.

Name of Beneficial Owner	Number of Shares			Percent of Class(1)
Geoffrey S. M. Hedrick	4,001,676	(2)		23.7%
Robert E. Mittelstaedt, Jr.	124,424	*
Roman G. Ptakowski	180,000	(3)		1.1%
Winston J. Churchill	60,922	*
James J. Reilly	53,549	(4)	*
Robert H. Rau	28,040	*
Glen R. Bressner	25,383	*
Ivan M. Marks	13,009	*
Raymond J. Wilson	—
All executive officers and directors as a group (9 persons)	4,487,003	(5)		26.6%

*                    Less than 1%.

(1)          As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,856,193 shares of common stock outstanding as of January 25, 2007.

(2)          Includes options to purchase 1,500 shares, which were exercisable as of January 25, 2007, or within 60 days from such date.

(3)          Represents the total number of outstanding options to purchase shares, which were exercisable as of January 25, 2007, or within 60 days from such date.

(4)          Includes options to purchase 49,049 shares, which were exercisable as of January 25, 2007, or within 60 days from such date.

(5)          Includes options to purchase 230,549 shares, which were exercisable as of January 25, 2007, or within 60 days from such date

Item 13.                 Certain relationships and related transactions.

Related Party Transactions

The Company incurred legal fees of $357,000, $137,000 and $116,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2006, 2005 and 2004, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm’s investment in the Company.

For the years ended September 30, 2006, 2005 and 2004, respectively, the Company incurred service fees of $25,000, $33,000 and $125,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and the daughter of the Company’s Chairman and Chief Executive Officer.

Item 14.      Principal accounting fees and services

Principal Accountant Fees and Services

The audit committee retained Deloitte & Touche, LLP to provide audit services for the fiscal years ended September 30, 2006 and 2007. Services provided by Deloitte & Touche, LLP included an audit of the annual consolidated financial statements of the company, an audit of the effectiveness of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and other services related to filings made with the SEC. The aggregate fees billed by Deloitte & Touche, LLP in connection with services rendered during fiscal year ended September 30, 2006 and 2005 were:

	FY 2006	FY 2005
Audit Fees	$407,180		$462,975
Audit Related Fees	$17,150		$16,000
Tax Fees	$3,900	$
Total	$428,230		$478,975

Audit Fees

Audit fees for fiscal 2006 and 2005 were for professional services rendered for the audit of our annual consolidated financial statements, auditing the effectiveness of our internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche, LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees for fiscal 2006 and 2005 were for audits of our 401(k) Plan.

Tax Fees

Tax-related fees for fiscal year 2006 were related to assistance with an IRS examination for the fiscal year 2002.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company, as well as any changes to the terms of the engagement. The Audit Committee will also pre-approve all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement, a description of the engagement, and a budget for the engagement. The request for services must be specific as to the particular services to be provided. Requests are aggregated and submitted to the Audit Committee in one of the following ways: requesting approval of services at a meeting of the Audit Committee, through a written consent or by a designated member of the Audit Committee. The Audit Committee approved all 2006 and 2005 fees paid to the independent registered public accounting firm.

Pursuant to the adoption of the revised Audit Committee Charter, the Board of Directors has adopted a policy which prohibits the Company from entering into non-audit related consulting agreements for financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all other services prohibited by the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations. The policy also contains procedures requiring Audit Committee pre-approval of all audit and permitted non-audit services provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.                 Exhibits, financial statement schedules.

(a)(3)               See Exhibit Index on page 13 of this Amendment No. 1 for a list of exhibits furnished as part of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M. HEDRICK
Geoffrey S. M. Hedrick
Chairman of the Board and
Chief Executive Officer
Dated: April 24, 2007

Exhibit Index

Exhbit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer