Form 10-Q
period 2007-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2007-05-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

                                               Yes ☐             No ☒

As of May 2, 2007, there were 16,881,001 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2007

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of	As of
	March 31, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$60,719,959	$62,984,829
Accounts receivable, less allowance for doubtful accounts of $0 and $100,000 at March 31, 2007 and September 30, 2006	2,322,706	3,333,131
Inventories	5,553,926	6,466,156
Deferred income taxes	1,327,973	1,082,931
Prepaid expenses and other current assets	7,194,983	4,065,696

Total current assets	77,119,547	77,932,743

Property and Equipment:
Computers and test equipment	4,746,175	4,592,410
Corporate airplane	3,044,871	3,027,502
Furniture and office equipment	892,989	748,827
Manufacturing facility	5,488,824	5,426,761
Land	1,021,245	1,021,245
	15,194,104	14,816,745
Less- Accumulated depreciation and amortization	(6,235,705)	(5,846,272)

Net property and equipment	8,958,399	8,970,473

Deposits and other assets	316,564	329,664

Total assets	$86,394,510	$87,232,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$8,405	$7,891
Accounts payable	2,299,895	358,818
Accrued expenses	3,380,382	3,122,542
Deferred revenue	211,418	591,626

Total current liabilities	5,900,100	4,080,877

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	—	4,587
Deferred revenue	85,756	120,991
Deferred income taxes	367,550	490,072
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2006 and September 30, 2006	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,147,253 and 18,088,121 shares issued at March 31, 2007 and September 30, 2006	18,147	18,088
Additional paid-in capital	44,192,634	43,230,352
Retained earnings	49,581,751	53,039,341
Treasury stock, at cost, 1,272,510, shares at March 31, 2007 and September 30, 2006	(18,086,428)	(18,086,428)

Total shareholders’ equity	75,706,104	78,201,353

Total liabilities and shareholders’ equity	$86,394,510	$87,232,880

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net sales:
Product	$3,152,791	$3,437,516	$6,334,819	$8,687,968
Engineering - Modification & Development	802,507	307,236	1,049,127	462,171
Total net sales	3,955,298	3,744,752	7,383,946	9,150,139
Cost of sales
Product	2,294,539	2,018,067	4,041,755	4,541,784
Engineering - Modification & Development	723,489	176,651	1,010,218	354,952
Total cost of sales	3,018,028	2,194,718	5,051,973	4,896,736
Gross profit	937,270	1,550,034	2,331,973	4,253,403
Operating expenses:
Research and development	1,480,741	1,916,788	2,805,095	3,451,789
Selling, general and administrative	3,873,767	2,200,650	6,932,782	4,097,486
Total operating expenses	5,354,508	4,117,438	9,737,877	7,549,275
Operating loss	(4,417,238)	(2,567,404)	(7,405,904)	(3,295,872)
Interest income	790,535	819,626	1,606,808	1,601,071
Interest expense	(49,784)	(44,483)	(100,544)	(87,995)
Loss before income taxes	(3,676,487)	(1,792,261)	(5,899,640)	(1,782,796)
Income tax benefit	(1,317,341)	(1,014,605)	(2,442,050)	(1,011,265)
Net loss	$(2,359,146)	$(777,656)	$(3,457,590)	$(771,531)

Net loss per common share:
Basic	$(0.14)	$(0.04)	$(0.21)	$(0.04)
Diluted	$(0.14)	$(0.04)	$(0.21)	$(0.04)

Weighted average shares outstanding:
Basic	16,865,098	17,674,391	16,844,795	17,866,910
Diluted	16,865,098	17,674,391	16,844,795	17,866,910

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31	March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,457,590)	$(771,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	407,567	413,156
Stock-based compensation expense	223,742	355,507
Compensation expense for stock issued to directors	99,942	119,872
Loss on disposal of fixed assets	551	156
Excess and obsolete inventory expense	100,000	—
Deferred income taxes	(367,564)	88,469
Tax benefit from exercise of stock options	203,719	23,659
Excess tax benefits from share-based payment arrangements	(135,302)	(9,119)
(Increase) decrease in:
Accounts receivable	1,010,425	2,846,136
Inventories	812,230	(395,791)
Prepaid expenses and other current assets	(3,129,287)	1,595,461
Increase (decrease) in:
Accounts payable	1,941,077	83,580
Accrued expenses	257,840	(1,199,982)
Deferred revenue	(415,443)	63,763
Net cash provided by (used in) operating activities	(2,448,093)	3,213,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(380,444)	(213,958)
Purchases of other assets	(2,500)	(240,000)
Net cash used in investing activities	(382,944)	(453,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	434,938	56,205
Purchase of treasury stock		(13,740,698)
Repayment of capitalized lease obligation	(4,073)	(3,905)
Excess tax benefits from share-based payment arrangements	135,302	9,119
Net cash provided by (used in) financing activities	566,167	(13,679,279)

Net decrease in cash and cash equivalents	$(2,264,870)	$(10,919,901)

Cash and cash equivalents, beginning of year	$62,984,829	$83,172,582

Cash and cash equivalents, end of period	$60,719,959	$72,252,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$81,128	$55,170
Cash paid for income taxes	$—	$440,000
Cash received from income tax refund	$(1,801)	$(3,137,923)

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flat panel display systems, flight information computers, and advanced monitoring systems for military, government, commercial air transport and corporate aviation markets.

The balance sheet as of March 31, 2007, the statement of operations for the three months and six months ended March 31, 2007 and 2006 and the statements of cash flows for the six months ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10K for the year ended September 30, 2006 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The balance sheet as of September 30, 2006 presented in this quarterly report on Form 10-Q has been reclassified to include the $100,000 optional first-year pay down on our loan agreement with the Chester County, Pennsylvania Industrial Development Authority as long-term debt. For fiscal year 2006, the impact of the reclassification was to decrease the current portion of notes payable by $100,000 and to increase long term notes payable by $100,000. The reclassification does not have a significant impact on working capital and has no impact on the financial covenants associated with the notes payable agreement as the lender has waived compliance with the existing covenants through the fiscal quarter ending on June 30, 2008.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

For the six month periods ended March 31, 2007 and 2006, there were 547,000 and 638,000 options outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended March 31, 2007, three customers accounted for 35%, 18% and 12% of net sales or 65% on a combined basis.  For the three months ended March 31, 2006, two customers accounted for 25%, and 16% of net sales or 41% on a combined basis. For the six months ended March 31, 2007, two customers accounted for 22% and 10% of net sales or 32% on a combined basis.  For the six months ended March 31, 2006, two customers accounted for 17%, and 10% of net sales or 27% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31	September 30
	2007	2006
Raw materials	$3,392,039	$3,006,088
Work-in-process	1,108,508	2,237,489
Finished goods	1,053,379	1,222,579
	$5,553,926	$6,466,156

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

Warranty cost and accrual information for the three months ended March 31, 2007 is highlighted below:

Warranty accrual at December 31, 2006	$572,881
Accrued expense for the three months ended March, 31, 2007	36,784
Warranty costs for the three months ended March 31, 2007	(58,959)

Warranty accrual at March 31, 2007	$550,706

Warranty cost and accrual information for the six months ended March 31, 2007 is highlighted below:

Warranty accrual at September 30, 2006	$617,116
Accrued expense for the six months ended March, 31, 2007	59,413
Warranty costs for the six months ended March 31, 2007	(125,823)

Warranty accrual at March 31, 2007	$550,706

6. Share-Based Compensation

Effective October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $172,000 and $242,000 for the three months ended March 31, 2007 and 2006 respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $62,000 and $137,000 for the three months ended March 31, 2007 and 2006, respectively. Total share-based compensation expense was $334,000 and $476,000 for the six months ended March 31, 2007 and 2006 respectively and the total income tax benefit recognized in the statement of operations for share based compensation arrangements was $138,000 and $270,000, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through March 31, 2007 no stock options have been granted to independent contractors or consultants under this plan.  Total compensation expense was $112,000, and $182,000 for the three months ended March 31, 2007 and 2006 and $224,000 and $356,000 for the six months ended March 31, 2007 and 2006, respectively.

 Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,025 shares of Common Stock for awards under the Plan. As of March 31, 2007 there were 1,715,819 remaining and available for granting.

A summary of option activity under the Plan as of March 31, 2007 and changes during the period then ended is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at September 30, 2006	701,854	$9.93
Granted	9,000	16.30
Exercised	(52,392)	8.30
Cancelled	(111,400)	14.56

Outstanding at March 31, 2007	547,062	$9.25	6.35	$8,790,491
Exercisable at March 31, 2007	364,862	$6.80	5.47	$6,756,981

The weighted-average grant date fair value of individual options granted during the six months ended March 31, 2007 and 2006 was $9.64 and $7.36, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $534,000 and $66,000, respectively.

The following table summarizes information about stock options under the Plan at March 31, 2007:

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-		Weighted-
	As of	Remaining	Average	As of	Average
Range of Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2007	Life	Price	2007	Price

$0.00 - 5.00	205,563	5.73	$4.18	203,163	$4.18
$5.01 - 10.00	147,199	4.69	7.69	117,499	7.70
$10.01 - 15.00	112,000	8.39	14.01	18,000	13.56
$15.01 - 20.00	52,600	8.19	16.73	15,600	16.94
$20.01 - 22.35	29,700	8.00	20.90	10,600	20.72

	547,062			364,862

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercised over a maximum term of ten years from the date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of the grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. The table below sets forth the fair value assumptions used to record compensation expense for the period identified:

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Expected lives (years)	5.72	5.00
Weighted average risk-free interest rate	5.03%	4.10%
Expected volatility	59.56%	55.17%
Expected dividend rate	—%	—%

As of March 31, 2007, there was approximately $1.3 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $60,000 for the three months ended March 31, 2007 and 2006 and $110,000 and $120,000 for the six months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there is an estimated $120,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year or 6 months. The following table outlines restricted stock awards for the six months ended March 31, 2007:

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2006	3,275	$15.25
Granted	15,939	14.43
Issued	(6,740)	14.83
Cancelled
Balance at March 31, 2007	12,474	$14.43

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

9. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this pronouncement.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this pronouncement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and sell flat panel display systems, flight information computers, and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets.

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

We continue to invest in and seek additional opportunities for our Flat Panel Display System product line. In October 2005, the FAA awarded the Company a second Technical Standard Order (TSO) for our flat panel display system COCKPIT/IPTM. This TSO establishes our flat panel display system as meeting FAA requirements that have been put in place to ensure safe flight on a variety of aircraft types and, additionally, it addresses the most stringent Commercial Air Transport market requirements as provided in Title 14 of the Code of Federal Regulation, subpart 25, Commercial Air Transport. The TSO states “It has been noted that this display system employs an integrity monitoring system that assures integrity to a catastrophic/Level A design condition with the use of commercial graphic processors.”

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

In January 2007, the Company in a teaming arrangement with ABX Air received another STC from the FAA on its Flat Panel Display System for use on B-757 aircraft. Similar to the prior STC awarded by the FAA, this one provides B-757 operators with the same low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays.

Our “cost of sales” related to product is comprised of product material purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

Our “cost of sales” related to Engineering-Modification & Development is comprised of engineering labor, consulting services and other cost associated with specific design and development projects.

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

Reclassification

The balance sheet as of September 30, 2006 presented has been reclassified to include the $100,000 optional first-year pay down as long-term debt. For fiscal year 2006, the impact of the reclassification was a decrease to current portion of notes payable of $100,000 and a corresponding increase to long term notes payable of $100,000. The reclassification does not have a significant impact on working capital and has no impact on the financial covenants associated with the notes payable agreement as the lender suspended the existing covenants through the fiscal quarter ending on June 30, 2008.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net sales. Net sales increased $0.2 million, or 6%, to $3.9 million for the three months ended March 31, 2007 from $3.7 million in the three months ended March 31, 2006. The decrease of $0.3 million in product sales was off set by the increase in Engineering-Modification and Development (EMD) sales of $0.5 million. The minimal overall increase in sales reflects the slower than expected start up of Flat Panel Display System deliveries.

Cost of sales. Cost of sales increased $0.8 million or 38%, to $3.0 million, or 76% of net sales in the three months ended March 31, 2007 from $2.2 million, or 59 % of net sales in the three months ended March 31, 2006. The increase of $0.3 million in cost of sales related to product sales was primarily related to unabsorbed overhead expenses. The increase of $0.5 million related to EMD was primarily due to increased sales and to the recognition of an additional $0.2 million in cost to complete a specific military program.

Research and development. Research and development expense decreased $0.4 million or 23% to $1.5 million or 37% of net sales in the three months ended March 31, 2007 from $1.9 million or 51% of net sales in the three months ended March 31, 2006. The decrease in research and development expense in the quarter was mainly due to allocating $0.7 million of EMD cost, to cost of sales. The allocation was necessary to match non recurring engineering cost with non recurring engineering sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $1.7 million, or 76%, to $3.9 million, or 98% of net sales in the three months ended March 31, 2007 from $2.2 million or 59% of net sales in the three months ended March 31, 2006. The increase in the dollar amount was primarily the result of $1.8 million of legal fees in the quarter that the Company incurred in connection with litigation related to its Intellectual Property.

Interest income. Interest income was $791,000 in the three months ended March 31, 2007 as compared $820,000 in the three months ended March 31, 2006. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as opposed to the prior year. Last year, in the quarter ended March 31, 2006 the Company purchased 961,610 shares of its stock at a cost of $13.7 million.

Interest expense. Interest expense was $50,000 in the three months ended March 31, 2007 as compared to $44,000 in the three months ended March 31, 2006. The increase in interest expense in the three months ended March 31, 2007 was primarily the result of higher interest rates in the period.

Income tax expense. The income tax benefit for the three months ended March 31, 2007 was $1.3 million as compared to $1.0 million for the three months ended March 31, 2006. The increase in the amount of tax benefit was due to recording a larger loss before taxes for the three months ended March 31, 2007 as compared to March 31, 2006.

The effective tax rate for the three months ended March 31, 2007 was a benefit of 36%. The effective tax rate for the three months ended March 31, 2006 was a benefit of 57%. In each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

Net income (loss). As a result of the factors described above, our net loss in the three months ended March 31, 2007 was $2.4 million an increase of $1.6 million from net loss of $0.8 million for the three months ended March 31, 2006.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Net sales. Net sales decreased $1.8 million, or 19%, to $7.4 million for the six months ended March 31, 2007 from $9.2 million in the six months ended March 31, 2006. The decrease of $2.3 million in product sales was off set by the increase in EMD sales of $0.6 million. The decrease in net sales was primarily the result of a slower than expected start up of Flat Panel Display System deliveries.

Cost of sales. Cost of sales increased $0.2 million or 3%, to $5.1 million, or 68% of net sales in the six months ended March 31, 2007 from $4.9 million, or 54 % of net sales in the six months ended March 31, 2006. The decrease of $0.5 million in cost of sales related to product sales was primarily related to lower sales and was offset by the increase of $0.7 million related to EMD which was primarily due to increased EMD sales and to the recognition of an additional $0.2 million of cost to complete a specific military program.

Research and development. Research and development expenses decreased $0.6 million or 19% to $2.8 million or 38% of net sales in the six months ended March 31, 2007 from $3.4 million or 38% of net sales in the six months ended March 31, 2006.  The decrease in research and development expense in the period was mainly due to allocating $0.7 million of non recurring engineering cost, to cost of sales. The allocation was necessary to match non recurring engineering cost with EMD sales in the period.

Selling, general, and administrative. Selling, general, and administrative expenses increased $2.8 million, or 69%, to $6.9 million, or 94% of net sales in the six months ended March 31, 2007 from $4.1 million or 45% of net sales in the six months ended March 31, 2006. The increase in the dollar amount was primarily the result of $2.8 million of legal fees in the six months ended March 31, 2007 that the Company incurred in connection with litigation relating to its Intellectual Property.

Interest income. Interest income was $1.6 million in both six month periods ended March 31, 2007 and 2006. Higher interest rates have offset our reduced cash position and enabled us to maintain consistent interest income in the current period.

 Interest expense. Interest expense was $101,000 in the six months ended March 31, 2007 as compared to $88,000 in the six months ended March 31, 2006. The increase in interest expense was primarily the result of higher interest rates in the period.

Income tax expense. The income tax benefit for the six months ended March 31, 2007 was $2.4 million as compared to a $1.0 million benefit for the six months ended March 31, 2006. The increase in the amount of tax benefit was due to recording a larger loss before taxes for the six months ended March 31, 2007 as compared to March 31, 2006.

The effective tax rate for the six months ended March 31, 2007 was a benefit of 41%. The effective tax rate for the six months ended March 31, 2006 was 57%. In each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred after March 31, 2005, and before January 1, 2008.  The entire impact of this retroactive extension has been recognized in the six months ended March 31, 2007, as required by SFAS 109, “Accounting for Income Taxes”.

Net income (loss). As a result of the factors described above, our net loss in the six months ended March 31, 2007 was $3.5 million, an increase of $2.7 million from net loss of $771,000 for the six months ended March 31, 2006.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from prior operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $2.4 million for the six months ended March 31, 2007 as compared to cash provided from operating activities of $3.2 million for the six months ended March 31, 2006. The decrease was due primarily to higher net loss ($2.7 million) and increased prepaid expenses ($4.7 million) which were partially offset by increased accounts payable ($1.9 million) and increased accrued expense ($1.5 million).

Our cash used in investing activities was $383,000 for the six months ended March 31, 2007. This primarily consisted of spending for production and laboratory test equipment. Cash used in investing activities was $500,000 for the six months ended March 31, 2006 and primarily consisted of production certification, production equipment and, laboratory test equipment.

Net cash flow provided from financing activities was $566,000, for the six months ended March 31, 2007 as compared to cash used in financing activities of $13.7 million in the six months ended March 31, 2006. In both periods the primary source of cash was from proceeds from the exercise of stock options. The primary use of cash for financing activities for the six months ended March 31, 2006 was attributable to the Company purchasing 961,610 shares of our stock at as total cost of $13.7 million.

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

Backlog

As of March 31, 2007 and 2006, our backlog was $42.8 million and $28.3 million, respectively. The period over period increase in backlog principally reflects the increase in Flat Panel Display System orders. The Flat Panel Display System component as of March 31, 2007 is $33.5 million, an increase of $17.2 million over the March 31, 2006 balance of $16.3 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most critical accounting policies are revenue recognition, income taxes, inventory valuation, share-based compensation and warranty reserves.

Revenue recognition

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104).

The Company enters into certain sales arrangements that include multiple deliverables as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value. In general, revenues are separated between product sales and EDM sales. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

The Company accounts for transactions with software that is more than incidental to the products under SOP 97-2. “Software Revenue Recognition” and EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Accordingly, revenue is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

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

Inventories

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

Warranty reserves

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this pronouncement.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this pronouncement.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3.        Defaults upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

On March 15, 2007, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following item listed and described in the Company’s Proxy Statement dated February 9, 2007.

1)                    Election of Directors

	For	Withheld
Ivan M. Marks	11,293,109	137,384
Robert H. Rau	11,039,480	391,013

The following directors’ term of office as directors continued after this meeting:

Geoffrey S.M. Hedrick
Winston J. Churchill
Glenn R. Bressner
Robert E. Mittelstaedt, Jr.
Raymond J. Wilson

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

INNOVATIVE SOLUTIONS & SUPPORT, INC.

Date: May 10, 2007	By:	/s/ JAMES J. REILLY
James J. Reilly Chief Financial Officer