Form 10-Q
period 2007-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2007-08-09
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐        No ☒

As of August 1, 2007, there were 16,889,659 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2007

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	As of	As of
	June 30, 2007	September 30, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$56,827,784	$62,984,829
Accounts receivable, less allowance for doubtful accounts of $ 0 and $100,000 at June 30, 2007 and September 30, 2006	1,787,970	3,333,131
Inventories	7,612,013	6,466,156
Deferred income taxes	1,408,727	1,082,931
Prepaid expenses and other current assets	7,816,869	4,065,696

Total current assets	75,453,363	77,932,743

Property and Equipment:
Computers and test equipment	4,923,446	4,592,410
Corporate airplane	3,053,474	3,027,502
Furniture and office equipment	918,722	748,827
Manufacturing facility	5,488,824	5,426,761
Land	1,021,245	1,021,245
	15,405,711	14,816,745
Less- Accumulated depreciation and amortization	(6,442,212)	(5,846,272)

Net property and equipment	8,963,499	8,970,473

Other assets	2,788,564	329,664

Total assets	$87,205,426	$87,232,880

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$6,337	$7,891
Accounts payable	3,997,871	358,818
Accrued expenses	3,610,888	3,122,542
Deferred revenue	225,371	591,626

Total current liabilities	7,840,467	4,080,877

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	—	4,587
Deferred revenue	68,138	120,991
Deferred income taxes	357,755	490,072
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2007 and September 30, 2006	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,156,311 and 18,088,121 shares issued at June 30, 2007 and September 30, 2006	18,156	18,088
Additional paid-in capital	44,441,444	43,230,352
Retained earnings	48,230,894	53,039,341
Treasury stock, at cost, 1,272,510, shares at June 30, 2007 and September 30, 2006	(18,086,428)	(18,086,428)

Total shareholders’ equity	74,604,066	78,201,353

Total liabilities and shareholders’ equity	$87,205,426	$87,232,880

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net sales:
Product	$3,981,660	$2,844,223	$10,316,479	$11,532,191
Engineering - modification & development	1,862,745	146,799	2,911,872	608,970
Total net sales	5,844,405	2,991,022	13,228,351	12,141,161
Cost of sales
Product	1,985,572	1,576,908	6,027,327	6,118,692
Engineering - modification & development	1,653,663	90,393	2,663,881	445,345
Total cost of sales	3,639,235	1,667,301	8,691,208	6,564,037
Gross profit	2,205,170	1,323,721	4,537,143	5,577,124
Operating expenses:
Research and development	1,107,385	1,695,304	3,912,480	5,147,093
Selling, general and administrative	4,192,013	2,543,635	11,124,795	6,641,121
Total operating expenses	5,299,398	4,238,939	15,037,275	11,788,214
Operating loss	(3,094,228)	(2,915,218)	(10,500,132)	(6,211,090)
Interest income	780,734	848,601	2,387,542	2,449,672
Interest expense	(52,280)	(50,068)	(152,824)	(138,063)
Loss before income taxes	(2,365,774)	(2,116,685)	(8,265,414)	(3,899,481)
Income tax benefit	(1,014,917)	(955,071)	(3,456,967)	(1,966,336)
Net loss	$(1,350,857)	$(1,161,614)	$(4,808,447)	$(1,933,145)

Net loss per common share:
Basic	$(0.08)	$(0.07)	$(0.29)	$(0.11)
Diluted	$(0.08)	$(0.07)	$(0.29)	$(0.11)

Weighted average shares outstanding:
Basic	16,881,900	17,013,737	16,857,164	17,582,519
Diluted	16,881,900	17,013,737	16,857,164	17,582,519

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,808,447)	$(1,933,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	619,786	628,750
Share-based compensation expense:
Stock options	361,869	539,635
Nonvested stock awards	170,000	239,919
Tax benefit (expense) from share-based arrangements
Stock options exercised	164,680	210,282
Nonvested stock awards	37,449	(8,456)
Excess tax benefits from share-based payment arrangements	(156,442)	(12,335)
Loss on disposal of fixed assets	2,486	156
Excess and obsolete inventory expense	100,000	47,817
Deferred income taxes	(458,113)	(159,113)
(Increase) decrease in:
Accounts receivable	1,545,161	3,828,449
Inventories	(1,245,857)	(2,025,147)
Prepaid expenses and other current assets	(3,751,173)	743,348
Increase (decrease) in:
Accounts payable	3,639,053	325,987
Accrued expenses	478,290	(705,519)
Deferred revenue	(419,108)	362,784
Net cash provided by (used in) operating activities	(3,720,366)	2,083,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(596,698)	(387,430)
Purchases of other assets	(2,477,500)	(240,000)
Net cash used in investing activities	(3,074,198)	(627,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	487,218	131,136
Purchase of treasury stock	—	(18,086,428)
Repayment of capitalized lease obligation	(6,141)	(5,888)
Excess tax benefits from share-based payment arrangements	156,442	12,335
Net cash provided by (used in) financing activities	637,519	(17,948,845)

Net decrease in cash and cash equivalents	$(6,157,045)	$(16,492,863)

Cash and cash equivalents, beginning of year	$62,984,829	$83,172,582

Cash and cash equivalents, end of period	$56,827,784	$66,679,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$123,701	$108,938
Cash paid for income taxes	$—	$440,338
Cash received from income tax refund	$(2,314,697)	$(3,267,575)

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flat panel display systems, flight information computers and advanced monitoring systems for military, government, commercial air transport and corporate aviation markets.

The balance sheet as of June 30, 2007, the statement of operations for the three months and nine months ended June 30, 2007 and 2006 and the statements of cash flows for the nine months ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2006 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The balance sheet as of September 30, 2006 presented in this quarterly report on Form 10-Q has been reclassified to include the $100,000 optional first-year pay down on our loan agreement with the Chester County, Pennsylvania Industrial Development Authority as long-term debt. For fiscal year 2006, the impact of the reclassification was to decrease the current portion of notes payable by $100,000 and to increase long-term notes payable by $100,000. The reclassification does not have a significant impact on working capital and has no impact on the financial covenants associated with the notes payable agreement as the lender has waived compliance with the existing covenants through the fiscal quarter ending on June 30, 2008. The Company believes that it will be in compliance with all covenants at June 30, 2008.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

For the nine month periods ended June 30, 2007 and 2006, there were 576,000 and 625,000 options to purchase common stock outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended June 30, 2007, three customers accounted for 31%, 22% and 13% of net sales or 66% on a combined basis.  For the three months ended June 30, 2006, two customers accounted for 16%, and 10% of net sales or 26% on a combined basis. For the nine months ended June 30, 2007, two customers accounted for 22% and 19% of net sales or 41% on a combined basis.  For the nine months ended June 30, 2006, two customers accounted for 12%, and 10% of net sales or 22% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30	September 30
	2007	2006
Raw materials	$5,215,140	$3,006,088
Work-in-process	1,550,276	2,237,489
Finished goods	846,597	1,222,579
	$7,612,013	$6,466,156

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

Warranty cost and accrual information for the three months ended June 30, 2007 is highlighted below:

Warranty accrual at March 31, 2007	$550,706
Accrued expense for the three months ended June 30, 2007	75,882
Warranty costs for the three months ended June 30, 2007	(54,405)

Warranty accrual at June 30, 2007	$572,183

Warranty cost and accrual information for the nine months ended June 30, 2007 is highlighted below:

Warranty accrual at September 30, 2006	$617,116
Accrued expense for the nine months ended June 30, 2007	135,295
Warranty costs for the nine months ended June 30, 2007	(180,228)

Warranty accrual at June 30, 2007	$572,183

6. Share-Based Compensation

Effective October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $198,000 and $244,000 for the three months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $85,000 and $110,000 for the three months ended June 30, 2007 and 2006, respectively. Total share-based compensation expense was $532,000 and $780,000 for the nine months ended June 30, 2007 and 2006, respectively, and the total income tax benefit recognized in the statement of operations for share based compensation arrangements was $222,000 and $393,000, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through June 30, 2007 no stock options have been granted to independent contractors or consultants under this Plan. Total compensation expense was $138,000 and $184,000 for the three months ended June 30, 2007 and 2006 and $362,000 and $540,000 for the nine months ended June 30, 2007 and 2006, respectively. Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the Plan. As of June 30, 2007 there were 1,682,000 shares remaining and available for grant under the Plan.

A summary of option activity under the Plan as of June 30, 2007 and changes during the period then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2006	701,854	$9.93
Granted	49,000	24.42
Exercised	(57,292)	8.50
Cancelled	(117,700)	14.74

Outstanding at June 30, 2007	575,862	$10.33	6.35	$7,425,214
Exercisable at June 30, 2007	362,462	$6.78	5.25	$5,958,127

The weighted-average grant date fair value of individual options granted during the nine months ended June 30, 2007 and 2006 was $14.38 and $7.37, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $609,000 and $130,000, respectively.

The following table summarizes information about stock options under the Plan at June 30, 2007:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Outstanding As of June 30, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise, Price	As of June 30 2007	Weighted- Average Exercise Price

$0.00	-	5.00	205,263	5.48	$4.18	203,163	$4.18
$5.01	-	10.00	144,199	4.47	7.70	114,799	7.70
$10.01	-	15.00	111,000	8.13	14.02	19,500	13.57
$15.01	-	20.00	49,200	7.88	16.79	15,200	16.99
$20.01	-	26.97	66,200	9.02	24.11	9,800	20.66

			575,862			362,462

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

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Expected lives (years)	5.72	5.00
Weighted average risk-free interest rate	4.90%	4.18%
Expected volatility	59.56%	55.17%
Expected dividend rate	—	—

As of June 30, 2007, there was approximately $1.7 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $60,000 for the three months ended June 30, 2007 and 2006 and $170,000 and $240,000 for the nine months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there is an estimated $60,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year. The following table outlines restricted stock awards for the nine months ended June 30, 2007:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2006	3,275	$15.25
Granted	15,939	14.43
Issued	(10,898)	14.68
Cancelled
Balance at June 30, 2007	8,316	$14.43

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

The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), a fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008. The Company believes that it will be in compliance with all covenants at June 30, 2008.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).   SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 is effective for the first fiscal year ending after November 15, 2006.  The Company has evaluated the impact of the adoption of this interpretation and does not believe that the adoption of the SAB 108 will have a material impact on the Company’s financial position or results of operations.

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

Reclassification

The balance sheet as of September 30, 2006 presented has been reclassified to include the $100,000 optional first-year pay down as long-term debt. For fiscal year 2006, the impact of the reclassification was a decrease to current portion of notes payable of $100,000 and a corresponding increase to long-term notes payable of $100,000. The reclassification does not have a significant impact on working capital and has no impact on the financial covenants associated with the notes payable agreement as the lender suspended the existing covenants through the fiscal quarter ending on June 30, 2008. The Company believes that it will be in compliance with all covenants at June 30, 2008.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales. Net sales increased $2.8 million, or 93%, to $5.8 million for the three months ended June 30, 2007 from $3.0 million in the three months ended June 30, 2006. For the three months ended June 30, 2007, product sales increased $1.1 million and Engineering-modification and development (EMD) sales increased $1.7 million quarter over quarter. The increase in product sales was mostly the result of higher U.S. Government equipment deliveries coupled with flat panel deliveries on the Pilatus airplane. The increase in EMD sales reflects the accelerated work being performed on the Eclipse airplane.

Cost of sales. Cost of sales increased $1.9 million or 112%, to $3.6 million, or 62% of net sales in the three months ended June 30, 2007 from $1.7 million, or 56 % of net sales in the three months ended June 30, 2006. The overall dollar increases consist of an increase of $0.4 million in cost of sales related to product sales and an increase of $1.5 million related to EMD sales. Both the dollar and percentage increase in cost of sales is primarily the result of a higher proportion of EMD sales in the quarter. EMD profit margins are usually lower than product sales.

Research and development. Research and development expense decreased $0.6 million or 35% to $1.1 million or 19% of net sales in the three months ended June 30, 2007 from $1.7 million or 57% of net sales in the three months ended June 30, 2006. The decrease in research and development expense in the quarter was mainly due to allocating $1.6 million of research and development expense to EMD cost of sales. The allocation was necessary to match non recurring engineering cost with corresponding non-recurring engineering sales in the period. Overall, engineering, research and development cost have increased $0.9 million period over period and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general, and administrative expenses increased $1.6 million, or 64%, to $4.1 million, or 71% of net sales in the three months ended June 30, 2007 from $2.5 million or 83% of net sales in the three months ended June 30, 2006. The increase in the dollar amount was primarily the result of $1.7 million of legal fees in the quarter that the Company incurred in connection with litigation related to protecting its Intellectual Property.

Interest income. Interest income was $781,000 in the three months ended June 30, 2007 as compared $849,000 in the three months ended June 30, 2006. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as opposed to the prior year. Last year, in the quarter ended June 30, 2006 the Company purchased 310,900 shares of its stock at a cost of $4.3 million.

Interest expense. Interest expense was $52,000 in the three months ended June 30, 2007 as compared to $50,000 in the three months ended June 30, 2006. The increase in interest expense in the three months ended June 30, 2007 was primarily the result of higher interest rates in the period.

Income tax benefit. The income tax benefit for the three months ended June 30, 2007 and 2006 was $1.0 million.

The effective tax rate for the three months ended June 30, 2007 was a benefit of 43%. The effective tax rate for the three months ended June 30, 2006 was a benefit of 45%. In each quarter the effective tax rate differs primarily from the statutory rate due to the utilization of research and experimentation tax credits carried back to prior periods as well as the expiration of the statute of limitations related to certain tax reserves released during the third quarter.

Net loss. As a result of the factors described above, our net loss in the three months ended June 30, 2007 was $1.3 million, an increase of $0.1 million from the net loss of $1.2 million for the three months ended June 30, 2006.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

Net sales. Net sales increased $1.1 million, or 9%, to $13.2 million for the nine months ended June 30, 2007 from $12.1 million in the nine months ended June 30, 2006. EMD sales were up $2.3 million reflecting accelerated work being performed on the Eclipse airplane program. The decrease of $1.2 million in product sales reflects the completion (in the 3rd quarter of FY 2006) of C-130 retrofit business with the Canadian Department of National Defense.

Cost of sales. Cost of sales increased $2.1 million or 32%, to $8.7 million, or 66% of net sales in the nine months ended June 30, 2007 from $6.6 million, or 54 % of net sales in the nine months ended June 30, 2006. The overall dollar increases consist of a decrease of $0.1 million in cost of sales related to product sales and an increase of $2.2 million related to EMD sales. Both the dollar and percentage increase in cost of sales is primarily the result of a higher proportion of EMD sales in the year-to-date period. EMD profit margins are usually lower than product sales.

Research and development. Research and development expenses decreased $1.2 million or 24% to $3.9 million or 30% of net sales in the nine months ended June 30, 2007 from $5.1 million or 42% of net sales in the nine months ended June 30, 2006.  The decrease in research and development expense in the period was primarily the result of allocating $2.2 million of research and development expense to EMD cost of sales. The allocation was necessary to match non recurring engineering cost with corresponding non-recurring engineering sales in the period. Overall, engineering, research and development cost have increased $1.0 million year over year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general, and administrative expenses increased $4.5 million, or 68%, to $11.1 million, or 84% of net sales in the nine months ended June 30, 2007 from $6.6 million or 55% of net sales in the nine months ended June 30, 2006. The increase in the dollar amount was primarily the result of an increase of  $4.5 million of legal fees in the nine months ended June 30, 2007 that the Company incurred in connection with litigation relating to protecting its Intellectual Property.

Interest income. Interest income was $2.4 million in the nine months ended June30, 2007 and June 30, 2006. Higher interest rates have offset our reduced cash position and enabled us to maintain consistent interest income in the current period.

Interest expense. Interest expense was $153,000 in the nine months ended June 30, 2007 as compared to $138,000 in the nine months ended June 30, 2006. The increase in interest expense was primarily the result of higher interest rates in the period.

Income tax benefit. The income tax benefit for the nine months ended June 30, 2007 was $3.5 million as compared to a $2.0 million benefit for the nine months ended June 30, 2006. The increase in the amount of tax benefit was due to recording a larger loss before taxes for the nine months ended June 30, 2007 as compared to June 30, 2006.

The effective tax rate for the nine months ended June 30, 2007 was a benefit of 42%. The effective tax rate for the nine months ended June 30, 2006 was a benefit of 50%. In each quarter the effective tax rate differs from the statutory rate primarily due to the utilization of research and experimentation tax credits carried back  to prior periods as well as the expiration of the statute of limitations related to certain tax reserves released during the third quarter.

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred after March 31, 2005, and before January 1, 2008.  The entire impact of this retroactive extension has been recognized in the nine months ended June 30, 2007, as required by SFAS 109, “Accounting for Income Taxes.”

Net loss. As a result of the factors described above, our net loss in the nine months ended June 30, 2007 was $4.8 million, an increase of $2.8 million from net loss of $2.0 million for the nine months ended June 30, 2006.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from prior operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $3.7 million for the nine months ended June 30, 2007 as compared to cash provided from operating activities of $2.1 million for the nine months ended June 30, 2006. The decrease was due primarily to higher net loss ($2.9 million) and increased prepaid expenses ($4.5 million) which were partially offset by increased accounts payable ($3.3 million) and increased accrued expense ($1.2 million).

Our cash used in investing activities was $3.1 million for the nine months ended June 30, 2007. This consisted of spending $2.5 million on licensing fees and $0.6 million for production and laboratory test equipment. Cash used in investing activities was $627,000 for the nine months ended June 30, 2006 and primarily consisted of production certification, production equipment and, laboratory test equipment.

Net cash flow provided from financing activities was $0.6 million for the nine months ended June 30, 2007 as compared to cash used in financing activities of $17.9 million in the nine months ended June 30, 2006. In both periods the primary source of cash was from proceeds from the exercise of stock options. The primary use of cash for financing activities for the nine months ended June 30, 2006 was attributable to the Company purchasing 1,272,510 shares of our stock at a total cost of $18.1 million.

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

As of June 30, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008. The Company believes that it will be in compliance with all covenants at June 30, 2008.

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

Backlog

As of June 30, 2007 and 2006, our backlog was $72.7 million and $34.3 million, respectively. The period over period increase in backlog principally reflects the increase in Flat Panel Display System orders. The Flat Panel Display System component as of June 30, 2007 is $65.2 million, an increase of $43.1 million over the June 30, 2006 balance of $22.1 million.  The current backlog is expected to fully liquidate over the next four fiscal years.

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

Income taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).   SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 is effective for the first fiscal year ending after November 15, 2006.  The Company has evaluated the impact of the adoption of this interpretation and does not believe that the adoption of the SAB 108 will have a material impact on the Company’s financial position or results of operations.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.           Legal Proceedings

On September 13, 2005, the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Caesar, a former employee of the Company; James Zachary, a former sales consultant for the Company.  The complaint alleged that the J2/Kollsman Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc., infringed a patent assigned to ISS.  After additional information regarding the activities of Caesar and Zachary during the development of the J2/Kollsman Air Data Computer, the Company added to its complaint claims of trade secret misappropriation, breach of contract, and breach of fiduciary duty, based on the Company’s belief that confidential and proprietary ISS information, including trade secret information, had been used in the development and marketing of the J2/Kollsman Air Data Computer.  On January 31, 2006, Kollsman, Inc., and Caesar and Zachary, as individuals, were added to the lawsuit as defendants.  On July, 7, 2006, the complaint was amended to add Zachary Technologies, Inc., a company founded and owned by Zachary.  Discovery in this suit is now complete and dispositive motions have been filed.  The case is set for trial in October 2007.

On January 17, 2007, the Company filed suit in Pennsylvania state court against Fred Strathman, a former software consultant for ISS, alleging that Strathman had improperly used ISS trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer.  Mr. Strathman has not yet answered the complaint in the Pennsylvania state court suit against him.

Through June 30, 2007 and 2006, the Company had incurred approximately $4.5 million and $1.8 million, respectively in legal fees in connection with the two matters described above.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 8, 2007	By:	/s/ JAMES J. REILLY
JAMES J. REILLY
CHIEF FINANCIAL OFFICER