Form 10-K
period 2007-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2007-12-14
CIK 836690

Use these links to rapidly review the document
Table of Contents
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation)	23-2507402 (IRS Employer Identification No.)
720 Pennsylvania Drive, Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip Code)
(610) 646-9800 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock par value $.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐    No ☒

        Note: Checking the above box will not relieve any registrant required to file reports pursuant to section 13 or section 15(d) of the Exchange Act from their obligations under those sections.

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 30, 2007 (the last business day of the registrant's most recently completed second quarter) was approximately $201 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 3, 2007, there were 16,894,024 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed prior to January 28, 2008 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2007 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

        This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "forecast," "expect," "plan," "should," "is likely" and similar expressions, as they relate to our business or our management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

        The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

  •
  market acceptance of our flat panel display systems, or COCKPIT/IP™ system or other planned products for product enhancements;

  •
  difficulties in developing and producing our COCKPIT/IP™ system or other planned products or product enhancements;

  •
  continued market acceptance of our air data systems and products;

  •
  the availability of government funding and customer requirements;

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

        Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Innovative Solutions and Support, Inc.

PART I

Item 1.    Business

Overview

        Innovative Solutions and Support, Inc. (the "Company," "IS&S" or "We") was founded in 1988. The Company designs, manufactures and sells Flat Panel Display Systems, Flight Information Computers and advanced monitoring systems to the Department of Defense (DoD), government agencies, defense contractors, commercial air transport carriers, original equipment manufacturers (OEMs), and the corporate/general aviation markets. The Company is increasingly positioning itself as a system integrator; this capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated the ability to incorporate added functionality such as electronic flight bags, charting and mapping systems into its Flat Panel Display Systems' product line. Our strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for both the aviation industry and DoD. We believe this approach, combined with our industry experience, enables us to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over the products offered by our competitors.

        For several years the Company has been working with advances in technology that have the potential to provide pilots increasing amounts of information that will enhance both the safety and efficiency of flying. These advances have come together in the Company's COCKPIT/IP™ (Cockpit Information Portal or CIP) or Flat Panel Display System product line that incorporates proprietary technology, low cost, reduced power consumption and weight as well as diverse functionality. The Company's Flat Panel Display System product line is suited to address market demand that we believe will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. We believe that the transition to Flat Panel Display Systems as part of airplane retrofit requirements is underway.

        Fiscal 2007 saw the COCKPIT/IP™ or Flat Panel Display System product line gain significant recognition and acceptance in the industry with the FAA issuing two additional Flat Panel Display System Supplemental Type Certificates (STC's); one for the Boeing 757 aircraft and one for the Pilatus PC-12 with E-Chart Capability. Also in fiscal 2007 we entered into four strategic agreements with four different internationally recognized customers. Early in the year the Cessna Aircraft Company entered into an agreement with us to provide Flat Panel Display Systems on legacy Cessna Citation aircraft. Later in the year the Company announced that Eclipse Aviation entered into a five year OEM (Original Equipment manufacturer) agreement to provide Flat Panel Display Systems for their Eclipse 500 VLJ (Very Light Jet) aircraft. Under this agreement the Company will be the exclusive provider of Flat Panel Display Systems to Eclipse. In the third quarter American Airlines awarded the Company an order to retrofit their entire fleet of Boeing 757 and 767 aircraft with the Company's Flat Panel Display Systems. The Company's fourth major agreement was recorded in September as a premier international cargo carrier entered into an agreement with the Company to retrofit their fleet of Boeing 757 aircraft with Flat Panel Display Systems.

        In fiscal 2006 the Flat Panel Display System product line expanded in terms of both FAA certifications and additional customer orders. The FAA awarded the Company two new Technical Standard Orders (TSO's) and two new (STC's) for 15" and 10" Flat Panel Display System installations on Pilatus PC-12 airplanes. The Company also received orders from two Pilatus distributors for 15" installations. Further, Kalitta Air placed an order with the Company for Flat Panel Engine Instrument Display Systems (FP/EIDS) for B-747 retrofit applications. FAA certification relating to this display application is in process. Also, Marshalls of Cambridge, who in fiscal 2005 chose us as their common core avionics upgrade, placed their first order with us in fiscal 2006. Their initial award was for C-130 retrofits. Jet Partners order for B-737 Flat Panel Display Systems was significant because of the potential associated with the 3,500 Classic B-737 airplanes in operation.

        In fiscal 2005 the Company received several key Flat Panel Display System awards. The Royal Netherlands Air Force selected our Flat Panel Display System for their KC-10 cockpit avionics update program. In addition, the Company teamed with ABX Air to upgrade B-767 cockpits with our Flat Panel Display Systems; several B-767's were upgraded with our Primary Flight and Navigation Flat Panel Display System. The first B-767 FPDS received FAA TSO Approval and STC Certification on 10/19/05. We also captured C-130 Flat Panel Engine Instrument Display System awards from Lockheed Martin and Spar Aerospace for international customers. Further, Marshalls of Cambridge, a well respected European systems integrator, selected the Company for its common core avionics upgrade featuring our Flat Panel Display System. The Canadian Department of National Defense also selected our Flat Panel Display System to retrofit their fleet of C-130 airplanes as did Snow Aviation, an international engineering integrator.

        Through fiscal year 2005, the Company had focused efforts on developing and marketing air data systems that measure, calculate and display critical flight information, such as airspeed and altitude, and instruments that measure engine and fuel data. As a result, a substantial portion of our revenues in prior fiscal years, including 2005, have been from the sale of air data systems. These systems bring aircraft into compliance with certain government regulations, including Reduced Vertical Separation Minimum (RVSM) requirements that were phased in by regulatory authorities on all heavily traveled global flight routes.

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

        There are three general types of flight data: flight critical aircraft control data, aircraft heading and altitude data and navigation data. Flight critical aircraft control information such as air data includes aircraft speed, altitude and rates of ascent and descent. Aircraft heading and altitude information includes engine data such as fuel and oil quantity and other engine measurements, and navigation data includes radio position, flight management, GPS and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, RPM and pressure within an aircraft's engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

        Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some of the individual analog displays. The industry has now begun to develop color flat panel displays using active matrix liquid crystal displays (AMLCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important if additional information, such as weather depiction maps, traffic information and surface terrain maps, become mandated by regulation or demanded by pilots. Accordingly, we believe that flat panel displays, which can integrate and display a "suite" of information, will increasingly replace individual displays as the method for delivering and ordering information displayed in cockpits.

        Equipment data, such as engine and fuel related information, were traditionally displayed on conventional solid-state displays. Engine and fuel displays provide information on engine activity, including oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft's cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to increased obsolescence problems and normal wear-and-tear. As the information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays. Increasingly, operators are beginning to replace their individual instruments with integrated Flat Panel Display Systems.

Strategy

        Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

  •
  Establishing leadership in the flat panel display market.  We expect that over the next several years, many aircraft will either be retrofitted or newly manufactured with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe that flat panel displays will increasingly replace individual analog and digital instruments. We also believe our COCKPIT/IP™ has significant benefits over the flat panel displays currently offered by our competitors, including its lower cost, larger size and enhanced viewing angles. Accordingly, we believe these advantages will allow us to generate significant revenues from our COCKPIT/IP™ and gain significant market share. According to Avionics Magazine (January 2007 issue) cockpit electronics for both new (OEM) and used (Retrofit) aircraft will grow into a $130 billion industry over the next ten years. Demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will fuel this growth

  •
  Continuing our engineering and product development successes.  We developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. We believe our processes allow us to bring products to market quickly and to control our development costs. Our COCKPIT/IP™ is an example of our ability to engineer a superior product through the selective application of non-avionic technology. Our research and development expenses were $5.2 million, $6.7 million and $6.1 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

  •
  Growth through acquisitions or joint ventures.  We may pursue strategic acquisitions or joint ventures as a means of growing our business with respect to technology, distribution, customers or products. We may seek to acquire developers or suppliers of complementary products, technology or information, or we may acquire suppliers of similar products as a means of increasing our product offerings and market share.

Our Products

        Our current line of products includes:

  Flat Panel Display Systems

        Within the last several years, color flat panel displays were introduced in aircraft cockpits. Flat panel displays are Liquid Crystal Display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also being used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data. During fiscal 2007 and 2006 we derived 53% and 38%, respectively, of our revenues from the sale of Flat Panel Display Systems.

        We developed a Flat Panel Display System that can replace conventional analog and digital displays currently used in a cockpit and can display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data and alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. We designed our COCKPIT/IP™ to be capable of displaying information generated from a variety of sources, including our Reduced Vertical Separation Minimum (RVSM) air data system, engine and fuel instrumentation and third-party data and information products.

        From time to time a customer may order one or more of our flat panel display systems that is customized to their particular requirements. Depending on the amount of non recurring engineering effort needed to accommodate the customized request, the Company has and will continue to charge a fee for the added development cost. This will result in revenue to the Company that is characterized as Engineering- modification and development on the income statement. Consistent with this approach, engineering cost incurred in the performance of customizing the flat panel display system will be allocated from the Engineering operating expense to Engineering-modification and development cost-of-sales expense and will be included in the Company's gross profit calculations.

  Air Data Systems and Components

        Our air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. The functionality of our air data systems use advanced sensors to gather air pressure data and use customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude. During fiscal 2007, 2006 and 2005 we derived 47%, 62% and 94%, respectively, of our revenues from the sale of air data systems and related products.

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

Customers

        Our customers include, among others, the United States government (including DOD), American Airlines, Eclipse Aviation, Bombardier Aerospace (the manufacturer of Learjet), Raytheon, Northwest Airlines, ABX Air, L-3 Spar Aerospace, Federal Express Corporation, The Boeing Company, Lockheed Martin Corporation, Rockwell Collins, Star Aviation, Cessna Aircraft Corporation and the Department of National Defense, Canada.

  Retrofit Market

        Historically, the majority of our sales have come from the retrofit market. Among other reasons, we have pursued the retrofit market specifically because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft. We derived 47% of our revenues during fiscal year 2007 from three customers, DOD, Eclipse and Western Aircraft. We derived 47% or our revenues during fiscal year 2006 from five customers, DOD, Department of National Defense, Canada, ABX Air, Boeing and Star Aviation.

        Updating an individual aircraft's existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

        Department of Defense and Defense Contractors.    We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency such as the United States Air Force to satisfy its requirement for replacing Central Air Data Computers on the fleet of A-10 aircraft. The government's desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take a longer time to develop. These contracts tend to be on arms length commercial terms, although some of the termination and other provisions of government contracts described below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price and receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

        Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include, among others, American Airlines, Northwest Airlines, Air Canada, ABX Air and Federal Express. We sell these customers a range of products from fuel quantity indicators to air data systems.

        Aircraft Modification Centers.    The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person's car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our products. We believe our air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. Our large modification center customers include Bombardier Learjet, Garrett Aviation, Star Aviation, Duncan Aviation, Plain Avionics and Raytheon Aircraft Services.

OEM Market

        In fiscal 2007 the Company achieved a substantial advance in the OEM market by entering into a five year agreement with Eclipse Aviation to provide Flat Panel Display Systems on their new Eclipse 500 VLJ aircraft. Under the agreement, the Company will be the exclusive supplier of Primary Flight and Multi-Function Flat Panel Display Systems for the next five years. At the time of the agreement Eclipse had firm orders for 2,500 aircraft.

        We also market our products to other original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to contractors manufacturing military jets. Customers of our products have included Bombardier (the manufacturer of Learjet), Gulfstream, Boeing, Raytheon, Piaggio and Lockheed.

Backlog

        As of September 30, 2007 and 2006, our backlog was $70.4 million and $28.0 million, respectively. The year over year increase of $42.4 million or 151% was the result of significant growth in Flat Panel Display System orders that amounted to $54.6 million in the year. Air Data product backlog declined by $2.3 million year over year but that decline was more than offset with a Flat Panel Display Systems backlog increase of $44.8 million in the year.

Sales and Marketing

        We focus our sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors and OEMs. We continually evaluate our sales and marketing efforts with respect to these focus areas and, where appropriate, have made use of third-party sales representatives who receive compensation through commissions based on performance.

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

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2007 and 2006 net sales outside the United States amounted to $1.1 million and $2.8 million respectively.

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

        Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the European Aviation Safety Agency (EASA), the European counterpart of the FAA, or another appropriate governmental agency. EASA certification requirements for manufacturing and installation of our products in European-owned aircraft mirror FAA regulations. Much like the FAA certification process, the EASA has established a process for granting European Certifications.

        In addition to product-related regulations, we are also subject to U.S. Government procurement regulations with respect to sale of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price so that we would receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

Manufacturing, Assembly and Materials Acquisition

        Our manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into a fully tested finished system. We believe this method allows us to achieve relatively flexible manufacturing capacity while minimizing expenses. We typically purchase components for our products from third-party suppliers and assemble them in a clean room environment to reduce impurities and improve the performance of our products. Many of the components we purchase are standard products, although certain parts are made to our specifications.

        When appropriate, we enter into long-term supply agreements and use our relationships with long-term suppliers to improve product quality and availability and to reduce delivery times and product costs. In addition, we continually identify alternative suppliers for important component parts. Using component parts from new suppliers in our products generally requires FAA certification of the entire finished product if the newly sourced component varies significantly from our original drawings and specifications. To date, we have not experienced any significant delays in the delivery of our products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

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

Our Competition

        The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than us. With respect to air data systems and related products, our principal competitors include Honeywell International Inc., Kollsman Inc., Rockwell Collins, Inc., Thales and Smiths PLC. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and Smiths. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases we may face competition in this area from additional companies in the future.

        We believe the principal competitive factors in markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        We rely on patents to protect our proprietary technology. As of September 30, 2007 the Company holds 17 U.S. patents and has 6 U.S. patent applications pending relating to our technology. In addition, we hold 12 international patents and have 22 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and calibration techniques while others cover technology relating to flat panel display systems and other aspects of our COCKPIT/IP™ solution. While we believe these patents have significant value in protecting our technology, we also believe the innovative skill, technical expertise and know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

        While we are not aware of any pending lawsuits against us regarding patent infringement or other intellectual property rights, we cannot be certain such infringement claims will not be asserted against us in the future.

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

Our Employees

        As of September 30, 2007, we had 171 employees, 72 were in engineering, research and development, 60 in manufacturing and assembly operations, 11 in quality and 28 in selling & general administrative positions.

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

Executive Officers of the Registrant

        The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S.M. Hedrick	65	Chairman of the Board
Raymond J. Wilson	61	Chief Executive Officer and Board Member
Roman G. Ptakowski	59	President
James J. Reilly	67	Chief Financial Officer

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

        Raymond J. Wilson has been Chief Executive Officer, Designate since June 1, 2007 and a member of the Company's Board of Directors since February, 2007. Mr. Wilson became Chief Executive Officer of the Company on November 30, 2007 and continues as a member of the Board of Directors. Mr. Wilson was employed as an independent Aerospace Manufacturing Consultant from June 2004 to May 2007. From January 2001 to January 2004 Mr. Wilson served on the five-person Executive Committee for Airbus S.a.s., and concurrently served as Executive Vice President for Procurement with the Toulouse, France based Company. Prior to that, from September 1977 to January, 2001 Mr. Wilson was Managing Director for Airbus U.K. and a member of the Airbus Executive Board. Mr. Wilson graduated from Napier University in Edinburgh, Scotland.

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

        James J. Reilly has been Chief Financial Officer since February 2000. From 1996 to 1999, Mr. Reilly was employed by B/E Aerospace, Inc., Seating Products Group, as Vice President and Chief Financial Officer. From 1989 to 1996, Mr. Reilly was employed by E-Systems, Inc. as Vice President and Principal Accounting Officer. Mr. Reilly received a Bachelor of Science degree in business and a MBA in finance from The University of Hartford.

  Other

        On June 13, 2005, the Company's Board of Directors approved a three-for-two split of the Company's common stock. The stock split was in the form of a fifty percent (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005. The issued and outstanding common stock and all share and per share amounts (except par value) have been retroactively restated in this report to give effect to this three-for-two stock split.

Item 1A.    Risk Factors

        You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

  Risks Related to Our Business

        Our sales principally relate to flat panel display systems and air data products, and we cannot be certain that the market will continue to accept these or other products.

        During fiscal 2007 and 2006, we derived 53% and 38%, respectively, of our revenues from the sale of flat panel display systems. We expect that revenues from our air data products will continue to decline as a percent of total sales as the peak demand associated with the FAA's RVSM mandate has been accommodated. Our revenues and profitability will decrease if new products such as our Flat Panel Display Systems do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

        A portion of our sales have been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints.

        In addition, our revenues are concentrated with a limited number of customers. We derived 47% of our revenues during fiscal year 2007 from 3 customers, DoD, Eclipse and Western Aircraft. We derived 47% of our revenues during fiscal year 2006 from 5 customers, DoD, Department of National Defense Canada, ABX Air, Boeing and Star Aviation. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could have a material adverse effect on our revenues and results of operations.

        The growth of our customer base could be limited by delays or difficulties in completing the development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business will be adversely effected.

        Although a substantial majority of our revenues in the past have come from sales of air data systems and related products, we currently spend a large portion of our research and development efforts in developing and marketing our flat panel display systems and complementary products. Our ability to grow and diversify our operations through the introduction and sale of new products, such as flat panel display systems, is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on the market acceptance of and demand for our CIP and future products. We cannot be certain that we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

        We rely on third party suppliers for components of our products, and any interruption in the supply of these components could hinder our ability to deliver our products.

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

  •
  demand for our products and or schedule delivery changes by our customers;

  •
  capital expenditure budgets of aircraft owners and operators and appropriation cycles of the U.S. government;

  •
  changes in the use of our products, including air data systems and flat panel displays;

  •
  delays in introducing or obtaining government approval for new products;

  •
  new product introductions by competitors;

  •
  changes in our pricing policies or the pricing policies of our competitors, and

  •
  costs related to possible acquisitions of technologies or businesses.

        We plan to expand our sales and marketing operations and fund greater levels of product development. As a result, a delay in generating revenues could cause significant variations in our operating results from quarter to quarter.

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

        One of our strategies is to acquire businesses or technologies that will complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance that we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the diversion of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate the operations of the acquired businesses into our operations. Once integrated, acquisitions may not perform as expected.

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

        We currently hold 17 U.S. patents and have 6 U.S. patent applications pending. In addition, we hold 12 international patents and have 22 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products.

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

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        In fiscal 2001 we purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. There we constructed a 44,800 square foot design, manufacturing and office facility. Land development approval allows for expansion of up to 20,400 additional square feet. This would provide for a 65,200 square foot facility. The construction was principally funded with a Chester County, Pennsylvania, Industrial Revenue Bond. The building serves as security for the Industrial Revenue Bond.

Item 3.    Legal Proceedings.

        In the ordinary course of business, we are at times subject to various legal proceedings. Except with respect to the fees incurred in connection with the matters described below, we do not believe that any of the current legal proceedings will have a material adverse effect on our results of operations or financial position.

        On September 13, 2005 the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Cesar, a former employee of the Company, and James Zachary, a former sales consultant for the Company. The complaint alleged that the J2/Kollsman/Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc. infringed a patent assigned to IS&S.

        On November 7, 2007 the Company received a favorable jury verdict in its trade secret misappropriation case against Kollsman, Inc. (a subsidiary of Elbit Systems Ltd.), J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc. in the United States District Court for the Western District of Tennessee. The jury unanimously found that each of the defendants had misappropriated IS&S's air data computer technology. The jury found that IS&S had suffered damages of just over $4.4 million in lost profits and $1.6 million in defendants' net profits, for a total of over $6 million. The jury also found in favor of IS&S's claims for breach of duty and contract, and unfair competition against J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc.

        The judge presiding over the case will hear IS&S's claims for a permanent injunction as well as punitive and exemplary damages against Kollsman and the other defendants in future proceedings.

        On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

        Through September 30, 2007 and 2006 the Company has incurred approximately $6.6 million and $1.1 million, respectively, in legal fees in connection with the two matters discussed above.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the three months ended September 30, 2007.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        Our common stock has been traded on the Nasdaq Stock Market, LLC under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2007		Fiscal 2006
Period
	High	Low	High	Low
First Quarter	$18.19	$14.14	$15.90	$11.70
Second Quarter	27.21	16.01	15.66	12.50
Third Quarter	29.42	21.74	17.17	11.12
Fourth Quarter	23.99	14.26	16.25	13.61

        On December 3, 2007, there were 19 holders of record of the shares of outstanding common stock. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

        We have not paid cash dividends on our common stock, and we do not expect to declare or pay cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

        On December 28, 2005 the Company's Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. The program expired on June 30, 2006. During fiscal year 2006 we purchased 1,272,510 shares of common stock under the program at a cost of $18.1 million, or an average market price of $14.21 per share. We financed these purchases through our available cash. We did not make any common stock repurchases during fiscal year ended September 30, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

	9/02	9/03	9/04	9/05	9/06	9/07
Innovative Solutions and Support, Inc.	100.00	106.11	318.99	302.93	283.42	370.03
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
Russell 2000	100.00	136.50	162.12	191.23	210.20	236.14

*
$100 invested on 9/30/02 in stock or index—including reinvestment of dividends.
Fiscal year ending September 30.

        The graph above shows the cumulative shareholder return on $100 invested at the market close on September 30, 2002 through and including September 28, 2007, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the Nasdaq Composite Index and the Russell 2000 Index.

  Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2007, including the 1998 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	576,424	$10.33	1,764,483
Equity compensation plans not approved by security holders	0	$0.00	0

	576,424	$10.33	1,764,483

        The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date. In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.

        In the fiscal years ended September 30, 2007, 2006 and 2005, awards to our non-employee directors under the Plan were 15,056, 15,396 and 15,828 shares respectively.

Item 6.    Selected Consolidated Financial Data.

        The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the years ended September 30, 2007, 2006 and 2005 and the balance sheet data as of September 30, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2004 and 2003 and the balance sheet data as of September 30, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$18,348,128	$16,721,967	$63,264,359	$46,099,777	$28,168,752
Cost of sales	14,154,425	8,631,761	20,888,729	15,663,108	11,346,057

Gross profit	4,193,703	8,090,206	42,375,630	30,436,669	16,822,695
Research and development	5,180,360	6,749,426	6,057,889	4,811,156	3,376,849
Selling, general and administrative	15,840,255	9,863,758	8,898,622	7,567,959	5,890,362

Total operating expenses	21,020,615	16,613,184	14,956,511	12,379,115	9,267,211
Operating income (loss)	(16,826,912)	(8,522,978)	27,419,119	18,057,554	7,555,484
Interest (income) expense, net	(2,886,602)	(3,091,986)	(1,764,246)	(404,727)	(450,421)

Income (loss) before income taxes	(13,940,310)	(5,430,992)	29,183,365	18,462,281	8,005,905
Income tax (expense) benefit, net	5,095,022	2,548,600	(10,598,563)	(6,530,084)	(2,464,715)

Net income (loss)	$(8,845,288)	$(2,882,392)	$18,584,802	$11,932,197	$5,541,190

Net income (loss) per common share:
Basic	$(0.52)	$(0.17)	$1.04	$0.69	$0.30
Diluted	$(0.52)	$(0.17)	$1.02	$0.67	$0.30
Weighted average shares outstanding
Basic	16,865,028	17,388,524	17,873,780	17,400,380	18,391,626
Diluted	16,865,028	17,388,524	18,259,856	17,928,180	18,743,661
	September 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$49,151,078	$62,984,829	$83,172,582	$65,867,167	$48,789,744
Working capital	62,453,234	73,751,866	93,455,475	70,627,114	55,996,411
Total Assets	84,585,785	87,232,880	107,034,878	87,468,627	69,876,625
Debt and capital lease obligations, less current portion	4,382,542	4,339,587	4,248,113	4,255,681	4,235,000
Total shareholders' equity	70,733,779	78,201,353	97,866,098	75,454,987	61,058,290

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

Overview

        Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude as well as engine and fuel data measurements.

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

        Our cost-of-sales related to product sales is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments, and warranty costs.

        Our cost of sales related to Engineering—modification and development (EMD) is comprised of engineering labor, consulting services and other cost associated with specific design and development projects.

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

Results of Operations

  Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

        Net sales.    Net sales increased $1.6 million or 10% to $18.3 million for fiscal 2007 from $16.7 million for fiscal 2006. Flat panel display system sales grew by $3.4 million or 53% while air data sales declined by $1.8 million or 17%. The increase in net sales was the result of a $2.5 million increase in EMD flat panel display system sales associated with the Eclipse 500 and Boeing KDC10 airplanes. The increase in EMD sales more than offset a $0.9 million or 5% year over year decline in product sales that resulted because of a decline in demand for air data products as well as certification delays on hardware transitioning from development to production.

        Cost of sales.    Cost of sales increased $5.6 million or 64% to $14.2 million, or 78% of net sales, for fiscal 2007 from $8.6 million, or 51% of net sales, for fiscal 2006. The increase in the dollar amount and percent to sales was mainly due to higher EMD sales in fiscal 2007 as well as incurring higher cost on the Eclipse program, over and above the amount Eclipse paid the Company for system development. The dollar amount of product cost of sales increased by $1.0 million or 12% in fiscal 2007. On a percent to product sales basis the increase amounted to nine percentage points.

        Research and development.    Research and development expenses decreased $1.5 million, or 24% to $5.2 million, or 28% of net sales for fiscal 2007 from $6.7 million or 40% of net sales for fiscal 2006. The dollar decrease was principally due to allocating $5.2 million of research and development expense to EMD cost of sales. The allocation was necessary to match non recurring engineering cost with corresponding non recurring engineering sales in the year. When you combine research and development expenses with EMD cost of sales, combined engineering research and development related expenses have increased by $3.1 million or 44% to $10.4 million in fiscal 2007 from $7.3 million in fiscal 2006. The combined increase was due to increased salaries and associated benefits tied to employee additions, consultants and supplies.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $5.9 million or 60% to $15.8 million, or 86% of net sales, for fiscal 2007 from $9.9 million, or 59% of net sales, for fiscal 2006. The increase in both the dollar amount and percent to sales was principally due to legal and other fees relating to intellectual property matters.

        Interest (income) expense, net.    Net interest income decreased $0.2 million or 7% to $2.9 million for fiscal 2007 from $3.1 million for fiscal 2006. The net interest income decline in fiscal 2007 was due to lower average cash balances in the year.

        Income tax.    The income tax benefit for fiscal 2007 was $5.1 million. The income tax benefit for fiscal 2006 was $2.5 million. The increase in the amount of tax benefit in fiscal 2007 was the result of a higher loss before income tax in fiscal 2007.

        The effective tax rate for fiscal 2007 was a benefit of 37% and for fiscal 2006 the effective tax rate was a benefit of 47%. For fiscal 2007 the effective tax rate differs from the statutory rate due to state tax expense, partially offset by the utilization of research and development tax credits. For fiscal 2006 the effective tax rate differs from the statutory rate due to the benefit for state income taxes and an adjustment to the tax payable accounts, partially offset by the loss of benefit from the deduction for domestic production activities and the exclusion for extraterritorial income due to the taxable loss for the year.

        Net income (loss).    As a result of the factors described above, our net loss for fiscal 2007 was $8.8 million. The net loss for fiscal 2006 was $2.9 million. On a fully diluted basis, the loss per share of $0.52 for fiscal 2007 compares to a loss per share of $0.17 for fiscal 2006.

  Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

        Net sales.    Net sales decreased $46.5 million or 73% to $16.7 million for fiscal 2006 from $63.3 million for fiscal 2005. The decrease in net sales was primarily the result of a fall off in Air Data deliveries coupled with a slow start up of Flat Panel Display System deliveries. Significant Air Data product deliveries were realized in fiscal 2005 in order for aircraft to meet the Federal Aviation Administration's (FAA) Reduced Vertical Separation Minimum (RVSM) mandate that became effective on January 20, 2005. As a result Air Data sales peaked in fiscal 2005 and were sharply reduced in fiscal 2006. Flat Panel Display System sales amounted to $6.4 million in fiscal 2006 and exceeded the prior year by 56%. The increase, however, was not sufficient enough to offset reduced Air Data sales.

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

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $1.0 million or 11% to $9.9 million, or 59% of net sales, for fiscal 2006 from $8.9 million, or 14% of net sales, for fiscal 2005. The increase in the dollar amount was principally the result of legal and other fees relating to intellectual property matters and to recording, for the first time in accordance with the Statement of Financial Accounting Standards 123(R)-Share-Based Payment ("SFAS 123(R)"). Increases in these two areas were partially offset by lower commissions and lower salary related expenses. The increase as a percent of net sales was the result of both increased expenses and lower sales in the fiscal year.

        Interest (income) expense, net.    Net interest income increased $1.3 million or 75% to $3.1 million for fiscal 2006 from $1.8 million for fiscal 2005. Net interest income for fiscal 2006 was higher mainly because of higher interest rates in the period.

        Income tax.    The income tax benefit for fiscal 2006 was $2.5 million. The income tax expense for fiscal 2005 was $10.6 million. The decrease in the amount of tax from a tax expense to a tax benefit was primarily due to recording a loss before tax in fiscal year 2006.

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

Related-Party Transactions:

        The Company incurred legal fees of $146,000, $357,000 and $137,000 with a law firm that is a shareholder of the Company for the years ended September 30, 2007, 2006 and 2005, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm's investment in the Company.

        For the years ended September 30, 2007, 2006 and 2005, respectively, we incurred service fees of $18,000, $25,000 and $33,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and daughter of the Company's Chairman and Chief Executive Officer.

Liquidity and Capital Resources

        Our primary source of liquidity prior to fiscal year 2006 was cash flows from operations. Due to negative cash flows in fiscal 2007 and fiscal 2006, during these periods the Company used cash earned in prior fiscal periods to fund cash requirements. We require cash principally to finance inventory, payroll and accounts receivable.

        Our cash flow used in operating activities was $10.6 million in fiscal 2007 as compared to $1.6 million in fiscal 2006. The $9.0 million difference was attributable to a $5.9 million increase in net loss, an increase in the change in accounts receivable of $5.0 million and an increase of $2.1 million in the change in prepaid expenses and other assets. This was partially offset by a $3.7 million increase in the change in accounts payable.

        Our cash flow used in operating activities was $1.6 million in fiscal year 2006 as compared to cash flow provided from operating activities of $16.0 million in fiscal year 2005. The $17.6 million difference was attributable to a swing in the net income of $21.5 million from a net loss in fiscal year 2006 of $2.9 million to $18.6 million of net income in fiscal year 2005; also, an increase in the change in inventory of $3.8 million. Partially offsetting the decline in operating cash flow were a decrease in the change in prepaid expenses, $3.3 million, accounts receivable $2.6 million, and accrued expenses, $0.9 million.

        Our cash used in investing activities was $3.9 million in fiscal year 2007 and consisted of spending for licensing fees, production equipment and laboratory test equipment. Our cash used in investing activities was $0.7 million in fiscal 2006 and consisted of spending for product certification, production equipment and laboratory test equipment as compared to $0.5 million used in fiscal 2005 for production equipment, laboratory test equipment, computer equipment and office furniture.

        Our cash inflow from financing activities was $0.6 million for fiscal year 2007 and consisted primarily of proceeds from stock option exercises. Our cash outflow from financing activities was $17.9 million for fiscal 2006. The primary use of cash for financing activities in fiscal year 2006 was attributable to the Company purchasing 1,272,510 shares of our stock at a total cost of $18.1 million. In fiscal year 2005 our cash inflow from financing activities was $1.8 million and was the result of stock option exercises.

        To accommodate our future growth, in 2001 we purchased 7 and 1/2 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania. There we constructed a 44,800 square foot facility that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million. Of this amount, $4.3 million was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations.

        The IBD requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of certain of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the defaulted covenants were suspended until the fiscal quarter ending on December 30, 2008. Effective November 30, 2007 prior loan agreement covenants were changed to reflect the following: That (a) "IS&S, Inc. will maintain at all times unencumbered cash and marketable securities having a market value of at least $20,000,000." And (b) that "IS&S, Inc. will maintain on a consolidated basis, at all times a minimum Tangible Net Worth of $65,000,000." The holder of the loan covenants, however, has agreed in to discontinue The Tangible Net Worth covenant and the Company is waiting for the Amendment to the loan agreement reflecting that change.

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

        Our contractual obligations of September 30, 2007 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on loan from Chester County Industrial Dev. Auth.(1)	$1,359,456	$169,932	$339,864	$339,864	$509,796
Principal on Chester County Industrial Loan	4,335,000				4,335,000
Operating Lease	117,463	106,459	11,004
Capital Leases, including interest	68,940	13,788	27,576	27,576
Puchase Obligations(2)	3,211,418	2,917,322	80,811		213,285

	$9,092,277	$3,207,501	$459,255	$367,440	$5,058,081

(1)
The interest on the Industrial Development Bond assumes the current rate of 3.92%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments to vendors and subcontractors pertaining to fulfillment of our current order backlog.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

Inflation

        We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's most critical accounting policies are revenue recognition, income taxes, inventory valuation, share-based compensation and warranty reserves.

Reclassification

        The balance sheet as of September 30, 2006 has been reclassified to include the $100,000 optional first-year pay down on our loan agreement with Chester County, Pennsylvania Industrial Development Authority as long-term debt. For fiscal year 2006 the impact of this reclassification was a decrease to current portion of notes payable of $100,000 and a corresponding increase to long-term notes payable of $100,000. The reclassification did not have a significant impact on working capital and had no impact on the financial covenants associated with the notes payable agreement as the lender has suspended the covenants that existed as of the end of the fiscal year ended September 30, 2006.

Revenue recognition

        The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB 104).

        The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value. In general, revenues are separated between product sales and EMD sales. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

        The Company accounts for transactions with software that is more than incidental to the products under Statement of Position (SOP) 97-2. "Software Revenue Recognition" and EITF Issue 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." For Software arrangements that include multiple elements, revenue is allocated to the various elements, including the post contract customer support (PCS), if applicable, based on vendor-specific objective evidence of fair value. Revenue for each element other than PCS is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The portion of the revenue allocated to PCS should be recognized as revenue ratably over the term of the PCS arrangement because the PCS services are assumed to be provided ratably.

        Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Income taxes

        Income taxes are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and we record a liability when we believe that it is probable that we will be assessed. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. We believe that adequate accruals have been made for income taxes. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Inventories

        We value our inventory at the lower of (first-in, first-out) or market through the establishment of inventory reserves. Inventories are written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions. Our reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgement regarding inventory aging, forecasted consumer demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Share-based compensation

        Effective October 1, 2005 the Company adopted the provisions of SFAS 123R, using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R's fair value method results in the recording of compensation costs under the Company's 1998 Stock Option Plan. We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option pricing model. Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Warranty reserves

        We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affects warranty cost. If the actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company's adoption as of October 1, 2006 of SFAS 108 did not have a material impact on the Company's financial position or results of operations.

        In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

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

        In Fiscal Year 2007 and 2006 net sales outside the United States amounted to $1.1 million and $2.8 million respectively.

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

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 12, 2007

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2007	As of September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$49,151,078	$62,984,829
Accounts receivable, less allowance for doubtful accounts of $0 and $100,000 at September 30, 2007 and 2006	6,248,606	3,333,131
Inventories	9,363,795	6,466,156
Deferred income taxes	899,895	1,082,931
Prepaid expenses and other current assets	6,208,804	4,065,696

Total current assets	71,872,178	77,932,743

Property and Equipment:
Computers and test equipment	5,444,737	4,592,410
Corporate airplane	3,058,627	3,027,502
Furniture and office equipment	1,016,954	748,827
Manufacturing facility	5,557,048	5,426,761
Land	1,021,245	1,021,245

	16,098,611	14,816,745
Less—Accumulated depreciation and amortization	(6,721,274)	(5,846,272)

Net property and equipment	9,377,337	8,970,473

Deferred income taxes	328,060	—
Other assets	3,008,210	329,664

Total assets	$84,585,785	$87,232,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of capitalized lease obligations	$9,908	$7,891
Accounts payable	4,077,789	358,818
Accrued expenses	4,670,832	3,122,542
Deferred revenue	660,415	591,626

Total current liabilities	9,418,944	4,080,877

Note payable	4,335,000	4,335,000

Long-term portion of capitalized lease obligations	47,542	4,587

Deferred revenue	50,520	120,991

Deferred income taxes	—	490,072

Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2007 and 2006	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,161,172 and 18,088,121 shares issued at September 30, 2007 and 2006	18,161	18,088
Additional paid-in capital	44,607,993	43,230,352
Retained earnings	44,194,053	53,039,341
Treasury stock, at cost, 1,272,510, shares at September 30, 2007 and 2006	(18,086,428)	(18,086,428)

Total shareholders' equity	70,733,779	78,201,353

Total liabilities and shareholders' equity	$84,585,785	$87,232,880

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2007	2006	2005
Net sales:
Product	$15,083,465	$15,940,721	$62,067,924
Engineering—modification & development	3,264,663	781,246	1,196,435

Total net sales	18,348,128	16,721,967	63,264,359

Cost of sales
Product	8,968,939	8,006,406	20,000,832
Engineering—modification & development	5,185,486	625,355	887,897

Total cost of sales	14,154,425	8,631,761	20,888,729

Gross profit	4,193,703	8,090,206	42,375,630

Operating expenses:
Research and development	5,180,360	6,749,426	6,057,889
Selling, general and administrative	15,840,255	9,863,758	8,898,622

Total operating expenses	21,020,615	16,613,184	14,956,511

Operating income (loss)	(16,826,912)	(8,522,978)	27,419,119
Interest income	3,090,919	3,280,179	1,939,397
Interest expense	(204,317)	(188,193)	(175,151)

Income (loss) before income taxes	(13,940,310)	(5,430,992)	29,183,365
Income taxes expense (benefit)	(5,095,022)	(2,548,600)	10,598,563

Net income (loss)	$(8,845,288)	$(2,882,392)	$18,584,802

Net income (loss) per common share:
Basic	$(0.52)	$(0.17)	$1.04

Diluted	$(0.52)	$(0.17)	$1.02

Weighted average shares outstanding:
Basic	16,865,028	17,388,524	17,873,780

Diluted	16,865,028	17,388,524	18,259,856

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2004	$13,515	$48,712,289	$37,342,940	$(10,613,757)	$75,454,987
Exercise of options to purchase common stock	201	3,562,132	—	—	3,562,333
Effect of stock split (3-for-2)	6,009		(6,009)		—
Issuance of stock to directors	12	263,964	—	—	263,976
Retirement of treasury stock	(1,690)	(10,612,067)		10,613,757	—
Net income	—	—	18,584,802	—	18,584,802

Balance, September 30, 2005	18,047	41,926,318	55,921,733	—	97,866,098
Exercise of options to purchase common stock	25	408,779	—	—	408,804
Share-based compensation		655,351			655,351
Issuance of stock to directors	16	239,904			239,920
Purchase of treasury stock				(18,086,428)	(18,086,428)
Net loss	—	—	(2,882,392)	—	(2,882,392)

Balance, September 30, 2006	18,088	43,230,352	53,039,341	(18,086,428)	78,201,353
Exercise of options to purchase common stock	58	652,060			652,118
Share-based compensation		505,652			505,652
Issuance of stock to directors	15	219,929			219,944
Net loss			(8,845,288)		(8,845,288)

Balance, September 30, 2007	$18,161	$44,607,993	$44,194,053	$(18,086,428)	$70,733,779

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,845,288)	$(2,882,392)	$18,584,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	946,215	858,641	797,990
Share-based compensation expense:
Stock options	505,652	655,351	—
Nonvested stock awards	219,944	239,920	263,976
Tax benefit (expense) from share-based arrangements:
Stock options	162,985	227,965	1,716,659
Nonvested stock awards	(3,588)	(8,456)	—
Excess tax benefits from share-based payments arrangements	(154,873)	(44,504)	—
Loss on disposal of fixed assets	7,278	22,066	1,253
Excess and obsolete inventory expense	100,000	38,861	32,697
Disposal of obsolete inventory	—	—	23,522
Deferred income taxes	(635,096)	(272,756)	252,151
(Increase) decrease in:
Accounts receivable	(2,915,475)	2,146,805	(476,836)
Inventories	(2,997,639)	(2,593,391)	1,223,783
Prepaid expenses and other current assets	(2,143,108)	(35,348)	(3,363,222)
Other non current assets	(88,446)	—	—
Increase (decrease) in:
Accounts payable	3,718,971	53,302	(1,390,731)
Accrued expenses	1,548,291	(381,272)	(1,250,827)
Deferred revenue	(1,682)	344,504	(419,844)

Net cash provided by (used in) operating activities	(10,575,859)	(1,630,704)	15,995,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,276,508)	(456,528)	(528,064)
Purchases of other assets	(2,616,500)	(240,000)	—

Net cash used in investing activities	(3,893,008)	(696,528)	(528,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	492,721	189,295	1,845,674
Purchase of treasury stock	—	(18,086,428)	—
Repayment of capitalized lease obligations	(12,478)	(7,892)	(7,568)
Excess tax benefits from share-based payments arrangements	154,873	44,504	—

Net cash provided by (used in) financing activities	635,116	(17,860,521)	1,838,106

Net increase (decrease) in cash and cash equivalents	(13,833,751)	(20,187,753)	17,305,415
Cash and cash equivalents, beginning of year	62,984,829	83,172,582	65,867,167

Cash and cash equivalents, end of year	$49,151,078	$62,984,829	$83,172,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$164,091	$147,332	$102,192

Cash paid for income taxes	$—	$457,672	$8,600,619

Cash received from income tax refund	$(2,424,704)	$(3,278,844)	—

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY
A capital lease obligation of $57,449 was incurred when the Company entered into a lease for new equipment.

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

        On June 13, 2005, the Company's Board of Directors approved a three-for-two split of the Company's common stock. The stock split was in the form of a fifty percent (50%) stock dividend that was paid on July 7, 2005 to shareholders of record on June 23, 2005. The issued and outstanding common stock and all share and per share amounts (except par value) have been retroactively restated to give effect to this three-for-two stock split. A transfer from Retained Earnings to Common Stock of $6,009 was required as a result of no change to par value.

2.    Concentrations:

  Major Customers and Products

        In fiscal 2007, 2006 and 2005 the Company derived 58%, 47% and 47% of net sales from five customers, although not all the same customers in each year. Accounts receivable related to the top five customers was $4.7 million, $1.8 million and $.4 million for fiscal 2007, 2006 and 2005 respectively.

        The Company recorded sales with three customers that individually accounted for 20%, 16% and 11% of net sales for fiscal year 2007 and one customer that accounted for 17% of net sales for fiscal year 2006.

        In addition, sales of air data systems and components were 47%, 62% and 94% of total sales for the years ended September 30, 2007, 2006 and 2005 respectively. Flat Panel sales were 53%, 38% and 6% of net sales in the years ended September 30, 2007, 2006 and 2005 respectively. Sales to government contractors and agencies accounted for approximately 36%, 51% and 20% respectively, of the Company's net sales during fiscal 2007, 2006 and 2005.

  Major Suppliers

        The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

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

        The Company has maintained a reserve for doubtful accounts in the amount of $0, $100,000 and $100,000 for fiscal year 2007, 2006 and 2005 respectively and had accounts receivable write-offs of $0, $0 and $2,500 and changes to the reserve of ($100,000), $0 and $0 in fiscal 2007, 2006, and 2005 respectively.

3.    Summary Of Significant Accounting Policies:

  Reclassification

        The balance sheet as of September 30, 2006 was reclassified to include the $100,000 optional first-year pay down on our loan agreement with Chester County, Pennsylvania Industrial Development Authority as long-term debt. For fiscal year 2006 the impact of this reclassification was a decrease to current portion of notes payable of $100,000 and a corresponding increase to long-term notes payable of $100,000. The reclassification did not have a significant impact on working capital and had no impact on the financial covenants associated with the notes payable agreement as the lender suspended the covenants that existed as of the end of the fiscal year ended September 30, 2006.

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

  Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2007 and 2006 consist of funds invested in money market accounts with financial institutions.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2007	2006
Raw materials	$6,420,184	$3,006,088
Work-in-process	2,216,111	2,237,489
Finished goods	727,500	1,222,579

	$9,363,795	$6,466,156

  Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $920,000, $825,000 and $786,000 for fiscal years ended 2007, 2006 and 2005.

  Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal 2007, 2006, and 2005, respectively.

  Revenue Recognition

        The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB 104).

        The Company enters into certain sales arrangements that include multiple deliverables as defined in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value. In general, revenues are separated between product sales and EMD sales. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

        The Company accounts for transactions with software that is more than incidental to products under SOP 97-2 "Software Revenue Recognition" and EITF Issue 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." For Software arrangements that include multiple elements revenue is allocated to the various elements, including the post contract customer support (PCS), if applicable, based on vendor-specific objective evidence of fair value. Revenue for each element other than PCS is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The portion of the revenue allocated to PCS should be recognized as revenue ratably over the term of the PCS arrangement, because the PCS services are assumed to be provided ratably.

        Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion. Sales related to these types of contracts were $3.3 million, $0.8 million and $1.2 million for fiscal years ended September 30, 2007, 2006 and 2005 respectively.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

  Warranty

        Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

  Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" (see Note 7).

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

  Fair Value of Financial Instruments

        The estimated fair value amounts presented in these consolidated financial statements were determined by the Company using available market information and appropriate methodologies. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of respective fair values based on pertinent information available to management as of September 30, 2007 and 2006.

  Stock-Based Compensation

        On December 16, 2004, the FASB finalized SFAS No. 123(R). SFAS 123(R) amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, which is the Company's fiscal year beginning October 1, 2005.

        Effective October 1, 2005 the Company adopted the provisions of SFAS 123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, adoption of SFAS 123R's fair value method resulted in compensation costs under the Company's 1998 Stock Option Plan. Compensation cost that was charged against income as a result of adoption of SFAS 123(R) for the plan was $726,000 and $895,000 for the fiscal years ended September 30, 2007 and 2006 respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $265,000 and $420,000 for the fiscal years ended September 30, 2007 and 2006 respectively.

        Share-based compensation costs prior to October 1, 2005 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees is computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's pro forma net income for the fiscal year ended September 30, 2005 would have been as follows:

September 30, 2005
Net income as reported	$18,584,802
Deduct fair market value expense:
Employee stock options(1)	(814,736)

Pro forma net income (loss)	$17,770,066

Basic earnings per share
As reported	$1.04
Pro forma	$0.99
Diluted earnings per share:
As reported	$1.02
Pro forma	$0.97

    (1)
    Amounts represent compensation expense if it had been determined under the fair market value based method, net of related tax effect.

  New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company's adoption as of

October 1, 2006 of SFAS 108 did not have a material impact on the Company's financial position or results of operations.

        In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

4.    Net Income (Loss) Per Share:

        Net income per share is calculated pursuant to SFAS No. 128, "Earnings per Share" (EPS). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted-average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

        Under SFAS No. 128, the Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the differences between basic weighted-average shares outstanding and diluted weighted-average shares outstanding used to compute diluted EPS.

	For the Fiscal Year Ended September 30,
	2007	2006	2005
Weighted average number of shares-basic	16,865,028	17,388,524	17,873,780
Effect of dilutive securities:
Stock Options	—	—	386,076

Weighted average number of shares-diluted	16,865,028	17,388,524	18,259,856

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. For the fiscal years ended September 30, 2007, 2006 and 2005, there were 572,959, 701,854 and 50,500 options to purchase common stock outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

5.    Prepaid Expenses and Other Current Assets:

        Prepaid expenses consist of the following:

	September 30,
	2007	2006
Prepaid income taxes	$5,017,794	$2,361,689
Other	1,191,010	1,704,007

	$6,208,804	$4,065,696

6.    Other Assets:

        Other assets consist of the following:

	September 30,
	2007	2006
Intangible assets, net of accumulated amortization of $36,000 and $21,600 at September 30, 2007 and 2006	$2,820,500	$218,400
Other	187,710	111,264

	$3,008,210	$329,664

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. Total amortization expense was $14,400 and $21,600 for the fiscal years ended September 30, 2007 and 2006, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

7.    Accrued Expenses:

        Accrued expenses consist of the following:

	September 30,
	2007	2006
Salary, benefits and payroll taxes	$603,565	$471,576
Warranty	592,524	617,116
Income taxes payable	959,227	622,295
Professional fees	1,515,630	970,597
Other	999,886	440,958

	$4,670,832	$3,122,542

8.    Warranty:

        The Company provides for estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales in the financial statements. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

        Warranty cost and accrual information for the fiscal period ended September 30, 2007 is highlighted below:

Warranty accrual at September 30, 2006	$617,116
Accrued expense for the year ended September 30, 2007	210,555
Warranty costs for the year ended September 30, 2007	(235,147)

Warranty accrual at September 30, 2007	$592,524

        Warranty cost and accrual information for the fiscal period ended September 30, 2006 is highlighted below:

Warranty accrual at September 30, 2005	$770,845
Accrued expense for the year ended September 30, 2006	65,709
Warranty costs for the year ended September 30, 2006	(219,438)

Warranty accrual at September 30, 2006	$617,116

9.    Income Taxes:

        The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss (NOL) carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

        Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2007	2006	2005
Current provision (benefit):
Federal	$(4,463,302)	$(1,943,991)	$9,592,641
State	3,377		753,772

	(4,459,925)	(1,943,991)	10,346,413

Deferred provision (benefit):
Federal	(639,263)	(158,789)	102,434
State	4,166	(445,820)	149,716

	(635,097)	(604,609)	252,150

	$(5,095,022)	$(2,548,600)	$10,598,563

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2007	2006	2005
Federal statutory tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.0%	5.3%	1.9%
Research and development tax credits	5.1%	0.5%	(0.4)%
Other	(2.6)%	6.1%	(0.2)%

	36.5%	46.9%	36.3%

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	September 30,
	2007		2006
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$45,504	$—	$72,312	$—
Reserves and accruals	1,119,517	198,456	714,052	—
NOL carryforwards	—	824,573	296,567	—
Stock options	—	362,894		238,597

	1,165,021	1,385,923	1,082,931	238,597
Less: Valuation allowance	(246,325)	(293,032)

Deferred tax asset	918,696	1,092,891	1,082,931	238,597

Deferred tax liabilities:
Depreciation	—	(764,831)	—	(728,669)
Other	(18,801)	—	—	—

Deferred tax liability	(18,801)	(764,831)	—	(728,669)

Net deferred tax asset (liability)	$899,895	$328,060	$1,082,931	$(490,072)

        During the year ending September 30, 2007 the Company generated a federal net operating loss (NOLs) of approximately $13.8 million and a credit of approximately $715,000. The NOL can be carried-back to previous tax years and the Company will receive a refund of its previously paid federal income tax in the approximate amount of $4.7 million. The credit can be carried forward and will expire 2027.

        A portion of the Company's deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. At September 30, 2007 the Company had NOL carryforwards for state purposes totaling $31 million which will expire through 2027.

10.    Notes Payable:

        The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company's new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule that allows the Company the option of forgoing any principal pay-down until such time the bonds expire in 2015. The Company has exercised its option not to pay-down the outstanding balance and accordingly, the balance of the notes payable will be due in 2015.

        The loan agreement requires the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of certain of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the defaulted covenants were suspended until the fiscal quarter ending on December 30, 2008. Effective November 30, 2007 prior loan agreement covenants were changed to reflect the following: That (a) "IS&S, Inc. will maintain at all times unencumbered cash and marketable securities having a market value of at least $20,000,000." And (b) that "IS&S, Inc. will maintain on a consolidated basis, at all times a minimum Tangible Net Worth of $65,000,000." The holder of the loan covenants, however, has agreed in to discontinue The Tangible Net Worth covenant and the Company is waiting for the Amendment to the loan agreement reflecting that change.

        The interest cost related to this debt for fiscal years 2007 and 2006 was $164,000 and $147,000 respectively. The interest rate on this debt was 3.92% at September 30, 2006. The Company is also required to maintain a letter of credit in the amount of $5,000,000 covering the debt.

11.    Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company does not contribute to the plan.

12.    Share-Based Compensation:

        Effective October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $726,000 and $895,000 for the fiscal year ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $265,000 and $420,000 for the fiscal years ended September 30, 2007 and 2006, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company maintains the 1998 Stock Option Plan (the "Plan") and the 2003 Restricted Stock Plan (the "Restricted Plan"). These plans were approved by the Company's shareholders.

Stock Options

        The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2007 no stock options have been granted to independent contractors or consultants under this Plan. Total compensation expense was $506,000 and $655,000 for the fiscal year ended September 30, 2007 and 2006 respectively. Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. As of September 30, 2007 there were 1,684,000 shares remaining and available for grant under the Plan.

        A summary of option activity under the Plan for the fiscal years ended September 30, 2007, 2006, and 2005 and changes during the period then ended is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2004	840,687	$6.79
Granted	117,000	19.13
Exercised	(291,734)	6.46
Cancelled	(71,700)	12.51

Outstanding at September 30, 2005	594,253	$8.76
Granted	204,000	14.36
Exercised	(25,300)	7.48
Cancelled	(71,099)	13.70

Outstanding at September 30, 2006	701,854	$8.76
Granted	49,000	24.42
Exercised	(57,995)	8.50
Cancelled	(119,900)	14.79

Outstanding at September 30, 2007	572,959	$10.30	$4,967,394

Vested and expected to vest	562,804	$10.30	$4,879,353

Options exercisable at September 30, 2007	369,859	$6.94	$4,449,725

        The weighted-average grant date fair value of individual options granted during the fiscal years ended September 30, 2007, 2006 and 2005 was $14.38, $7.53 and $12.34, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 were $620,000, $187,000 and $4,800,000, respectively.

        The following table summarizes information about stock options under the Plan at September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2006	Weighted- Average Exercise Price
$ 0.00- 5.00	204,963	4.3	$4.18	203,763	$4.18
$ 5.01-10.00	143,996	4.6	$7.70	114,596	$7.70
$10.01-15.00	110,000	8.3	$14.03	24,800	$13.71
$15.01-20.00	49,000	8.5	$16.79	16,700	$17.00
$20.01-26.97	65,000	8.4	$24.16	10,000	$20.84

	572,959	7.3	$10.30	369,859	$6.94

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercised over a maximum term of ten years from the date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of the grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. The table below sets forth the fair value assumptions used to record compensation expense for the period identified:

	Fiscal Year Ended September 30,
	2007	2006	2005
Expected dividend rate	—	—	—
Expected volatility	64.4%	63.7%	66.4%
Weighted average risk-free interest rate	2.3%	2.4%	2.0%
Expected lives (years)	8.62	8.41	7.35

        As of September 30, 2007, there was approximately $1.4 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $220,000 and $240,000 for the fiscal years ended September 30, 2007 and 2006, respectively.The following table outlines restricted stock awards for the fiscal years ended September 30, 2007, 2006 and 2005:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2004	8,328	$5.41
Granted	11,088	16.68
Issued	(15,828)	10.75
Cancelled

Balance at September 30, 2005	3,588	$16.68
Granted	15,738	15.25
Issued	(15,396)	15.58
Cancelled	(655)	15.25

Balance at September 30, 2006	3,275	$15.25
Granted	15,939	14.43
Issued	(15,056)	14.61
Cancelled	(693)	14.43

Balance at September 30, 2007	3,465	$14.43

13.    Commitments and Contingencies:

  Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and implicit interest rates of 7.2% and 4.3%. The capitalized cost of $57,450 and $39,119 and the related accumulated amortization of $8,207 and $32,359 have been included in property and equipment at September 30, 2007 and 2006 respectively. The balance due on these leases was $57,450 and $12,478 as of September 30, 2007 and 2006 respectively. Future payments, including interest relating to these leases are $13,788 annually for the next five years.

  Operating Leases

        Rent expense under operating leases totaled $109,000, $11,000 and $20,000 for the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007, future minimum payments related to all non-cancelable operating leases are $107,000 and $11,000 in fiscal 2008 and 2009.

  Product Liability

        The Company currently has product liability insurance of $50,000,000, which management believes is adequate to cover potential liabilities that may arise.

  Legal Proceedings

        In the ordinary course of business, we are at times subject to various legal proceedings. Except with respect to the fees incurred in connection with the matters described below, we do not believe that any of the current legal proceedings will have a material adverse effect on our results of operations or financial position. On September 13, 2005 the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Cesar, a former employee of the Company, and James Zachary, a former sales consultant for the Company. The complaint alleged that the J2/Kollsman/Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc. infringed a patent assigned to IS&S.

        On November 7, 2007 the Company received a favorable jury verdict in its trade secret misappropriation case against Kollsman, Inc. (a subsidiary of Elbit Systems Ltd.), J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc. in the United States District Court for the Western District of Tennessee. The jury unanimously found that each of the defendants had misappropriated IS&S's air data computer technology. The jury found that IS&S had suffered damages of just over $4.4 million in lost profits and $1.6 million in defendants' net profits, for a total of over $6 million. The jury also found in favor of IS&S's claims for breach of duty and contract, and unfair competition against J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc.

        The judge presiding over the case will hear IS&S's claims for a permanent injunction as well as punitive and exemplary damages against Kollsman and the other defendants in future proceedings.

        On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

        Through September 30, 2007 and 2006 the Company has incurred approximately $6.6 million and $1.1 million, respectively, in legal fees in connection with the two matters discussed above.

14.    Related-Party Transactions:

        The Company incurred legal fees of $146,000, $357,000 and $137,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2007, 2006 and 2005, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm's investment in the Company.

        For the years ended September 30, 2007, 2006 and 2005, respectively, the Company incurred service fees of $18,000, $25,000 and $33,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and daughter of the Company's Chairman and Chief Executive Officer.

15.    Quarterly Financial Data (unaudited):

        The summarized quarterly results of operations of the Company for the years ended September 30, 2007 and September 30, 2006 are presented below:

	Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,428,648	$3,955,298	$5,844,405	$5,119,777
Cost of sales	2,033,945	3,018,028	3,639,235	5,463,217
Gross profit	1,394,703	937,270	2,205,170	(343,440)
Operating loss	(2,988,666)	(4,417,238)	(3,094,228)	(6,326,780)
Net loss	(1,098,444)	(2,359,146)	(1,350,857)	(4,036,841)
Net loss per common share
Basic	$(0.07)	$(0.14)	$(0.08)	$(0.24)
Diluted	$(0.07)	$(0.14)	$(0.08)	$(0.24)
	Year Ended September 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$5,405,387	$3,744,752	$2,991,022	$4,580,806
Cost of sales	2,702,018	2,194,718	1,667,301	2,067,724
Gross profit	2,703,369	1,550,034	1,323,721	2,513,082
Operating loss	(728,468)	(2,567,404)	(2,915,218)	(2,311,888)
Net income (loss)	6,125	(777,656)	(1,161,614)	(949,247)
Net loss per common share
Basic	$—	$(0.04)	$(0.07)	$(0.06)
Diluted	$—	$(0.04)	$(0.07)	$(0.06)

        Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

16.    Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside of the U.S. are not material. During fiscal 2007 and 2006 we derived 53% and 38%, respectively, of our revenues from the sale of Flat Panel Display

Systems. During fiscal 2007 and 2006 we derived 47% and 62%, respectively, of revenues from the sale of air data systems related products.

  Geographic Data

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside of the U.S. are not material. In fiscal year 2007, 2006 and 2005 net sales outside the United States amounted to $1.1 million, $2.8 million, and $3.1 million, respectively.

  Product Data

        Our current line of products include flat panel display systems and air data systems and components, During fiscal 2007, 2006 and 2005, the Company derived 53%, 38%, and 6%, respectively, of its revenues from the sale of flat panel display systems. The remaining revenues for each of the fiscal years is from the sale of air data systems and components.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure.

        None

Item 9A.    Controls and procedures

(a)
An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management's annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

(c)
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over financial reporting

        Management of Innovative Solutions & Support, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        As of September 30, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of September 30, 2007 is effective.

        Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated December 12, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 12, 2007

PART III

Item 10.    Directors, executive officers and corporate governance.

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

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters.

        This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 13.    Certain relationships and related transactions and Director independence.

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

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

        See index to Financial Statements at Item 8 on page 29 of this report.

  (2)
  Financial Statement Schedules

        Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

  (3)
  The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1^	Articles of Incorporation of IS&S.
3.2^#	Bylaws of IS&S.
10.1*#	IS&S 1988 Incentive Stock Option Plan.
10.2*&	IS&S 1998 Stock Option Plan.
10.8@	Bond Purchase Agreement.
10.9@	Reimbursement, Credit and Security Agreement.
10.11@	Trust Indenture.
10.12*†	Employment Agreement by and between Roman G. Ptakowski and IS&S dated March 29, 2003.
21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

^
Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 19, 2007.

#
Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.

&
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on March 1, 2005.

@
Incorporated by reference from the Registrant's Form 10-K filed with the Commission for fiscal year 2000.

†
Incorporated by reference from the registrant's Form 10-Q filed with the Commission for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ RAYMOND J. WILSON Raymond J. Wilson Chief Executive Officer & Director
Dated: December 12, 2007

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick	Chairman of the Board	December 12, 2007
/s/ RAYMOND J. WILSON Raymond J. Wilson	Chief Executive Officer & Director	December 12, 2007
/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski	President	December 12, 2007
/s/ JAMES J. REILLY James J. Reilly	Chief Financial and Accounting Officer	December 12, 2007
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 12, 2007
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 12, 2007
/s/ IVAN M. MARKS Ivan M. Marks	Director	December 12, 2007
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 12, 2007
/s/ ROBERT H. RAU Robert H. Rau	Director	December 12, 2007