Form 10-Q
period 2007-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2008-02-06
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 1, 2008, there were 16,898,354 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2007

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION	—

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets — December 31, 2007
	and September 30, 2007	3

	Condensed Consolidated Statements of Operations —
	Three Months Ended December 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows —
	Three Months Ended December 31, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6 – 10

Item 2.	Managements Discussion and Analysis of Financial Condition
	and Results of Operations	10 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

ASSETS	As of	As of
	December 31, 2007	September 30, 2007
Current Assets:
Cash and cash equivalents	$43,819,458	$49,151,078
Accounts receivable	5,109,240	6,248,606
Inventories	9,637,230	9,363,795
Deferred income taxes	1,033,030	899,895
Prepaid expenses and other current assets	7,749,392	6,208,804

Total current assets	67,348,350	71,872,178

Property and Equipment:
Computers and test equipment	5,579,698	5,444,737
Corporate airplane	3,058,627	3,058,627
Furniture and office equipment	1,033,542	1,016,954
Manufacturing facility	5,557,048	5,557,048
Land	1,021,245	1,021,245
	16,250,160	16,098,611
Less - Accumulated depreciation and amortization	(6,951,713)	(6,721,274)

Net property and equipment	9,298,447	9,377,337

Deferred income taxes	643,511	328,060

Other assets	3,006,590	3,008,210

Total assets	$80,296,898	$84,585,785

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	5,092,254	4,077,789
Accrued expenses	3,099,201	4,670,832
Deferred revenue	272,549	660,415

Total current liabilities	8,473,912	9,418,944

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	45,128	47,542
Deferred revenue	32,902	50,520
Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which
200,000 shares are authorized as Class A Convertible stock. No shares issued
and outstanding at December 31, 2007 and September 30, 2007	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,166,734	18,167	18,161
and 18,161,172 shares issued at December 31, 2007 and September 30, 2007
Additional paid-in capital	44,818,781	44,607,993
Retained earnings	40,659,436	44,194,053
Treasury stock, at cost, 1,272,510, shares at December 31, 2007
and September 30, 2007	(18,086,428)	(18,086,428)

Total shareholders' equity	67,409,956	70,733,779

Total liabilities and shareholders' equity	$80,296,898	$84,585,785

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	December 31 2007	December 31 2006
Net sales:
Product	$3,899,788	$3,182,028
Engineering - modification & development	835,859	246,620
Total net sales	4,735,647	3,428,648

Cost of sales
Product	2,770,099	1,747,216
Engineering - modification & development	888,960	286,729
Total cost of sales	3,659,059	2,033,945
Gross profit	1,076,588	1,394,703

Operating expenses:
Research and development	1,740,668	1,324,354
Selling, general and administrative	5,935,906	3,059,015
Total operating expenses	7,676,574	4,383,369
Operating loss	(6,599,986)	(2,988,666)

Interest income	589,361	816,273
Interest expense	(50,539)	(50,760)
Loss before income taxes	(6,061,164)	(2,223,153)
Income tax benefit	(1,939,223)	(1,124,709)
Net loss	$(4,121,941)	$(1,098,444)

Net loss per common share:
Basic	$(0.24)	$(0.07)
Diluted	$(0.24)	$(0.07)

Weighted average shares outstanding:
Basic	16,893,547	16,824,933
Diluted	16,893,547	16,824,933

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,121,941)	$(1,098,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	245,239	199,178
Share-based compensation expense:
Stock options	129,136	111,871
Nonvested stock awards	50,000	49,943
Tax benefit (expense) from share-based arrangements:
Stock options	10,439	129,994
Nonvested stock awards	6,286	(1,036)
Excess tax benefits from share-based payments arrangements	(9,685)	(122,811)
(Gain) loss on disposal of fixed assets	(3,000)	551
Deferred income taxes	(448,586)	256,663
(Increase) decrease in:
Accounts receivable	1,139,366	1,572,384
Inventories	(273,435)	254,876
Prepaid expenses and other current assets	(1,540,588)	(1,376,651)
Other non current assets	(6,180)	—
Increase (decrease) in:
Accounts payable	1,014,465	138,322
Accrued expenses	(984,307)	(390,708)
Deferred revenue	(405,484)	(397,825)
Net cash used in operating activities	(5,198,275)	(673,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158,549)	(26,762)
Proceeds on sale of fixed assets	3,000	—
Net cash used in investing activities	(155,549)	(26,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,933	203,792
Repayment of capitalized lease obligations	(2,414)	(2,025)
Excess tax benefits from share-based payments arrangements	9,685	122,811
Net cash provided by financing activities	22,204	324,578

Net decrease in cash and cash equivalents	(5,331,620)	(375,877)
Cash and cash equivalents, beginning of year	49,151,078	62,984,829

Cash and cash equivalents, end of year	$43,819,458	$62,608,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$40,439	$40,529
Cash received from income tax refund	$(4,593)	$—

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

The balance sheet as of December 31, 2007, the statement of operations for the three months  ended December 31, 2007 and 2006 and the statements of cash flows for the three months ended December  31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

2. Net income per Share

Net income per share (“EPS”) is calculated using the principles of SFAS No. 128, “Earnings Per Share.”

For each of the three month periods ended December 31, 2007 and 2006, there were 569,000 options to purchase common stock outstanding that were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

3. Concentrations

For the three months ended December 31, 2007, one customer accounted for 70% of net sales. For the three months ended December 31, 2006, three customers accounted for 15%, 12% and 10% of net sales or 37% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31	September 30
	2007	2007
Raw materials	$6,297,344	$6,420,184
Work-in-process	2,262,207	2,216,111
Finished goods	1,077,679	727,500
	$9,637,230	$9,363,795

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

Warranty cost and accrual information for the three months ended December 31, 2007 is highlighted below:

Warranty accrual at September 30, 2007	$592,524
Accrued expense for the three months ended December 31, 2007	71,509
Warranty costs for the three months ended December 31, 2007	(39,552)

Warranty accrual at December 31, 2007	$624,481

6. Share-Based Compensation

Effective October 1, 2005 the Company adopted the provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $179,000 and $162,000 for the three months ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $57,000 and $82,000 for the three months ended December 31, 2007 and 2006, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through December 31, 2007 no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $129,000 and $112,000 for the three months ended December 31, 2007 and 2006, respectively.  Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. As of December 31, 2007 there were 1,686,000 shares remaining and available for grant under the Plan.

A summary of option activity under the Plan as of December 31, 2007 and changes during the period then ended is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at September 30, 2007	572,959	$10.30
Granted	—	—
Exercised	(2,097)	7.12
Cancelled	(2,000)	11.72

Outstanding at December 31, 2007	568,862	$10.31	5.85	$—
Exercisable at December 31, 2007	392,962	$7.31	4.95	$934,939

There were no options granted during the three months ended December 31, 2007. The weighted-average grant date fair value of individual options granted during the three months ended December 31, 2006 was $16.30. The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $27,000 and $388,000, respectively.

The following table summarizes information about stock options under the Plan at December 31, 2007:

Options Outstanding						Options Exercisable
				Weighted-
			Outstanding	Average	Weighted-		Weighted-
			As of	Remaining	Average	As of	Average
Range of Exercise			December 31,	Contractual	Exercise	December 31,	Exercise
Prices			2007	Life	Price	2007	Price
$0.00	-	5.00	204,963	4.98	$4.18	203,763	$4.18
$5.01	-	10.00	140,699	3.97	7.70	118,199	7.60
$10.01	-	15.00	110,000	7.62	14.03	37,600	13.89
$15.01	-	20.00	48,200	7.35	16.81	23,400	16.77
$20.01	-	26.97	65,000	8.54	24.16	10,000	20.84

			568,862	5.85	10.31	392,962	7.31

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

	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006
Expected lives (years)	8.6	8.8
Weighted average risk-free interest rate	2.3%	2.1%
Expected volatility	64.4%	64.7%
Expected dividend rate	—%	—%

As of December 31, 2007, there was approximately $1.3 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $50,000 for each of the three month periods ended December 31, 2007 and 2006. As of December 31, 2007, there was an estimated $150,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year. The following table outlines restricted stock awards for the three months ended December 31, 2007:

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(3,465)	14.43
Cancelled	—	—
Balance at December 31, 2007	10,525	$19.00

7. Stock Repurchase Program

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of its outstanding common stock. The program was in effect until December 31, 2006. Over the course of the program the Company repurchased 1,272,510 shares of its common stock at an average cost of $14.21 per share.

8. Notes Payable

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule that allows the Company the option of forgoing any principal pay-down of the outstanding balance and, accordingly, the balance of the notes payable will be due in 2015.

The loan agreement required the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), a fixed charge ratio and a minimum tangible net worth. As of December 31, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008.

In November 2007 the Company and the lender signed an amendment to the loan agreement which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million. The Company was in compliance with this covenant as of December 31, 2007.

9. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

10. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” At the adoption date of October 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $587,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings

The amount of unrecognized tax benefits as of October 1, 2007 was approximately $330,000, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since October 1, 2007.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years ending before September 30, 2004.

The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $30,000 for the payment of interest and penalties, net of deferred tax benefits, at October 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

For the three months ended December 31, 2007, we recognized $11,814 of interest and penalties, net of cash benefit, within income tax expense.

11. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following:

	December 31,	December 31,
	2007	2006
Prepaid income taxes	$6,629,938	$5,017,794
Other	1,119,454	1,191,010
	$7,749,392	$6,208,804

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and sell flat panel display systems, flight information computers and advanced monitoring systems to the Department of Defense (DOD), government agencies, commercial air transport carriers and corporate/general aviation markets.

Our revenues are derived from the sale of our products to the retrofit market and to original equipment manufacturers (OEMs). Our customers include government and military entities and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to government entities, we primarily sell our products to commercial customers for end use in government and military programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

Our cost of sales related to product sales is comprised of product material purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

Our cost of sales related to Engineering-modification and development (EMD) is comprised of engineering labor, consulting services and other cost associated with specific design and development projects.

We intend to continue to invest in the development of new products and the enhancement of our existing product line and will expense research and development costs as they are incurred.

Our selling, general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Net sales. Net sales increased $1.3 million, or 38%, to $4.7 million for the three months ended December 31, 2007 from $3.4 million in the three months ended December 31, 2006. For the three months ended December 31, 2007, product sales increased $0.7 million and EMD sales increased $0.6 million from the same period in the prior year. The increase in product sales and EMD was primarily related to our order with Eclipse Aviation. The first production units for Eclipse Aviation were shipped during the quarter.

Cost of sales. Cost of sales increased $1.6 million or 76%, to $3.7 million, or 79% of net sales in the three months ended December 31, 2007 from $2.1 million, or 62 % of net sales in the three months ended December 31, 2006. The overall dollar increase consists of $1.0 million in cost of sales related to product sales and an increase of $0.6 million related to EMD sales. The $1.0 million increase in cost related to product sales is attributable to increased sales and additional costs associated with the first production units for the Eclipse Aviation order. The increase in cost related to EMD was primarily related to increased EMD sales.

Research and development. Research and development expense increased $0.4 million or 31% to $1.7 million or 37% of net sales in the three months ended December 31, 2007 from $1.3 million or 38% of net sales in the three months ended December 31, 2006.

The increase in research and development expense in the quarter was mainly due to less cost being allocated to EMD cost of sales for the period. This allocation was necessary to match non- recurring engineering cost with corresponding non-recurring engineering sales in the period. Overall, when you combine research and development expenses with EMD cost of sales, combined engineering, research and development related cost has increased $1.0 million for the same period in the prior year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general and administrative expenses increased $2.9 million, or 94%, to $5.9 million, or 125% of net sales in the three months ended December 31, 2007 from $3.1 million or 89% of net sales in the three months ended December 31, 2006. The increase in the dollar amount was primarily the result of $3.5 million of legal fees in the quarter that the Company incurred in connection with litigation related to protecting its Intellectual Property.

Interest income. Interest income was $589,000 in the three months ended December 31, 2007 as compared $816,000 in the three months ended December 31, 2006. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as opposed to the same period in the prior year.

Interest expense. Interest expense was $51,000 in the three months ended December 31, 2007 and 2006 respectively.

Income tax benefit. The income tax benefit for the three months ended December 31, 2007 was $1.9 million as compared to $1.1 million for the three months ended December 31, 2006. The increase in the amount of tax benefit was the result of a higher loss before income tax in the three months ended December 31, 2007 then the same period, in the prior year.

The effective tax rate for the three months ended December 31, 2007 was a benefit of 32%. The effective tax rate for the three months ended December 31, 2006 was a benefit of 51%. In each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension covered amounts paid or incurred from January 1, 2006 to December 31, 2006. The entire impact of this retroactive extension has been recognized in the first quarter ended December 31, 2006, as required by SFAS 109, Accounting for Income Taxes.  For the quarter ending December 31, 2006, the overall benefit recorded, including the impact of the R&E credit was 51% and would have been 44% without this discrete item.

Net loss. As a result of the factors described above, our net loss in the three months ended December 31, 2007 was $4.1 million, an increase of $3.0 million from the net loss of $1.1 million for the three months ended December 31, 2006.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows from prior operations. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $5.2 million for the three months ended December 31, 2007 as compared to $0.7 million for the three months ended December 31, 2006. The increase was due primarily to higher net loss ($3.0 million), increased deferred tax benefit ($0.7 million) and increased accrued expenses ($0.6 million) which were partially offset by increased accounts payable ($0.9 million).

Our cash used in investing activities was $155,000 for the three months ended December 31, 2007 and primarily consisted of the purchase of production and laboratory test equipment. Cash used in investing activities was $27,000 for the three months ended December 31, 2006 and consisted of the purchase of production equipment.

Net cash flow provided from financing activities was $22,000 for the three months ended December 31, 2007 as compared to $325,000 in the three months ended December 31, 2006. In both periods the primary source of cash was from proceeds from the exercise of stock options.

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule that allows the Company the option of forgoing any principal pay-down of the outstanding balance and, accordingly, the balance of the notes payable will be due in 2015

The loan agreement required the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), a fixed charge ratio and a minimum tangible net worth. As of December 31, 2006, the Company was in violation of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the existing covenants were suspended until the fiscal quarter ending on June 30, 2008.

In November 2007 the Company and the lender signed an amendment to the loan agreement, which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million. The Company was in compliance with this covenant as of December 31, 2007.

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

Backlog

As of December 31, 2007 and 2006, our backlog was $70.0 million and $32.3 million, respectively. The period over period increase in backlog principally reflects the increase in Flat Panel Display System orders. The Flat Panel Display System component as of December 31, 2007 is $61.1 million, an increase of $37.6 million over the December 31, 2006 balance of $23.5 million.

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

The Company accounts for transactions with software that is more than incidental to the products under SOP 97-2. “Software Revenue Recognition” and EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-

Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”  Accordingly, revenue is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

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

Share-based compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS 123R, using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123R’s fair value method results in compensation costs for the Company’s 1998 Stock Option Plan.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “anticipate” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “outlook,” “would,” “should,” “guidance,” “potential,” “continue,” “project,”  “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these statements.  Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

•	market acceptance of our COCKPIT/IPTM system or other planned products or product enhancements;

•	difficulties in developing and producing our flat panel systems, or COCKPIT/IPTM, or other planned products or product enhancements;

•	continued market acceptance of our air data systems products;

•	the ability to obtain future contracts and awards;

•	the availability of government funding and customer requirements;

•	our ability to gain regulatory approval of our products in a timely manner;

•	delays in receiving components from third party suppliers;

•	the competitive environment;

•	the termination of programs or contracts for convenience by customers;

•	failure to retain key personnel;

•	new product offerings from competitors;

•	potential future acquisitions;

•	protection of intellectual property rights;

•	our ability to service the international market, and

•	other factors disclosed from time to time in our filings with the Securities and Exchange Commission.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forwardlooking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information.  Accordingly, shareholders should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report.  Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Innovative Solutions and Support, Inc.

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

Item 4. Controls and Procedures

(a)

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings.  Except with respect to the fees incurred in connection with the matters described below, we do not believe that any of the current legal proceedings will have a material adverse effect on our results of operations or financial position.  On September 13, 2005 the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Cesar, a former employee of the Company, and James Zachary, a former sales consultant for the Company. The complaint alleged that the J2/Kollsman/Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc. infringed a patent assigned to the Company.

On November 7, 2007 the Company received a favorable jury verdict in its trade secret misappropriation case against Kollsman, Inc. (a subsidiary of Elbit Systems Ltd.),  J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc. in the United States District Court for the Western District of Tennessee.  The jury unanimously found that each of the defendants had misappropriated the Company’s air data computer technology.  The jury found that the Company had suffered damages of just over $4.4 million in lost profits and $1.6 million in defendants’ net profits, for a total of over $6 million.  The jury also found in favor of  the Company’s claims for breach of duty and contract, and unfair competition against J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc.

On December 18, 2007, the court entered a temporary injunction aimed at preventing further use of the Company’s trade secret and proprietary information.  The judge presiding over the case will hear the Company’s claims for a permanent injunction as well as punitive and exemplary damages and attorneys’ fees against Kollsman and the other defendants in a hearing currently scheduled for March 2008.

On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used the Company’s trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

For the three months ended December 31, 2007 and 2006 the Company has incurred approximately $3.5 million and $1.1 million, respectively, in legal fees in connection with the two matters discussed above.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2007.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 6, 2008	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER