Form 10-Q
period 2008-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2008-05-08
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of May 1, 2008, there were 16,901,884 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2008

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of	As of
	March 31, 2008	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$43,794,278	$49,151,078
Accounts receivable	4,735,045	6,248,606
Inventories	9,913,219	9,363,795
Deferred income taxes	—	899,895
Prepaid expenses and other current assets	1,053,078	6,208,804

Total current assets	59,495,620	71,872,178

Property and Equipment:
Computers and test equipment	5,801,022	5,444,737
Corporate airplane	3,058,627	3,058,627
Furniture and office equipment	1,068,970	1,016,954
Manufacturing facility	5,567,547	5,557,048
Land	1,021,245	1,021,245
	16,517,411	16,098,611
Less- Accumulated depreciation and amortization	(7,198,420)	(6,721,274)

Net property and equipment	9,318,991	9,377,337

Deferred income taxes	—	328,060

Other assets	2,996,390	3,008,210

Total assets	$71,811,001	$84,585,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	2,864,694	4,077,789
Accrued expenses	3,455,778	4,670,832
Deferred revenue	400,035	660,415

Total current liabilities	6,730,415	9,418,944

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	42,671	47,542
Deferred revenue	15,284	50,520
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2008 and September 30, 2007	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,171,164 and 18,161,172 shares issued at March 31, 2008 and September 30, 2007	18,171	18,161
Additional paid-in capital	45,213,788	44,607,993
Retained earnings	33,599,278	44,194,053
Treasury stock, at cost, 1,279,510, shares at March 31, 2008 and 1,272,510 shares at September 30, 2007	(18,143,606)	(18,086,428)

Total shareholders’ equity	60,687,631	70,733,779

Total liabilities and shareholders’ equity	$71,811,001	$84,585,785

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net sales:
Product	$6,212,973	$3,152,791	$10,112,761	$6,334,819
Engineering - Modification & Development	611,387	802,507	1,447,246	1,049,127
Total net sales	6,824,360	3,955,298	11,560,007	7,383,946

Cost of sales
Product	3,710,982	2,294,539	6,481,081	4,041,755
Engineering - Modification & Development	79,679	723,489	968,639	1,010,218
Total cost of sales	3,790,661	3,018,028	7,449,720	5,051,973

Gross profit	3,033,699	937,270	4,110,287	2,331,973

Operating expenses:
Research and development	2,776,576	1,480,741	4,517,244	2,805,095
Selling, general and administrative	4,734,446	3,873,767	10,670,352	6,932,782
Total operating expenses	7,511,022	5,354,508	15,187,596	9,737,877

Operating loss	(4,477,323)	(4,417,238)	(11,077,309)	(7,405,904)

Interest income- net	403,199	740,751	942,021	1,506,264
Other income	300,000	—	300,000	—
Loss before income taxes	(3,774,124)	(3,676,487)	(9,835,288)	(5,899,640)

Income tax expense (benefit)	3,286,033	(1,317,341)	1,346,810	(2,442,050)

Net loss	$(7,060,157)	$(2,359,146)	$(11,182,098)	$(3,457,590)

Net loss per common share:
Basic	$(0.42)	$(0.14)	$(0.66)	$(0.21)
Diluted	$(0.42)	$(0.14)	$(0.66)	$(0.21)

Weighted average shares outstanding:
Basic	16,890,942	16,865,098	16,895,720	16,844,795
Diluted	16,890,942	16,865,098	16,895,720	16,844,795

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31	March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,182,098)	$(3,457,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	504,594	407,567
Share-based compensation expense:
Stock options	459,417	223,742
Nonvested stock awards	99,974	99,942
Tax benefit from share-based arrangements:
Stock options	11,999	163,979
Nonvested stock awards	6,286	39,740
Excess tax benefits from share-based payments arrangements	—	(135,302)
(Gain) loss on disposal of fixed assets	(3,000)	551
Excess and obsolete inventory expense	—	100,000
Deferred income taxes	1,227,955	(367,564)
(Increase) decrease in:
Accounts receivable	1,513,561	1,010,425
Inventories	(549,424)	812,230
Prepaid expenses and other current assets	5,155,726	(3,129,287)
Other non current assets	(6,180)	—
Increase (decrease) in:
Accounts payable	(1,213,095)	1,941,077
Accrued expenses	(627,730)	257,840
Deferred revenue	(295,616)	(415,443)
Net cash used in operating activities	(4,908,881)	(2,448,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(428,248)	(380,444)
Purchases of other assets	—	(2,500)
Proceeds on sale of fixed assets	3,000	—
Net cash used in investing activities	(425,248)	(382,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	28,129	434,938
Repayment of capitalized lease obligations	(4,872)	(4,073)
Purchase of treasury stock	(57,178)
Excess tax benefits from share-based payments arrangements	—	135,302
Net cash provided by (used in) financing activities	(22,671)	566,167

Net decrease in cash and cash equivalents	(5,356,800)	(2,264,870)
Cash and cash equivalents, beginning of year	49,151,078	62,984,829

Cash and cash equivalents, end of period	$43,794,278	$60,719,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$69,005	$81,128
Cash paid for income taxes	$6,000	$—
Cash received from income tax refund	$(5,078,928)	$(1,801)

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

The balance sheet as of March 31, 2008, the statement of operations for the three months and six months ended March 31, 2008 and 2007 and the statements of cash flows for the six months ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

3. Concentrations

For the three months ended March 31, 2008, one customer accounted for 49% of net sales. For the three months ended March 31, 2007, three customers accounted for 35%, 18% and 12% of net sales or 65% on a combined basis. For the six months ended March 31, 2008, one customer accounted for 58% of net sales. For the six months ended March 31, 2007, two customers accounted for 22% and 10% of net sales or 32% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	March 31	September 30
	2008	2007
Raw materials	$6,910,635	$6,420,184
Work-in-process	1,984,600	2,216,111
Finished goods	1,017,984	727,500
	$9,913,219	$9,363,795

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2008	2007
Prepaid income taxes	$—	$5,017,794
Other	1,053,078	1,191,010

	$1,053,078	$6,208,804

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

Warranty cost and accrual information for the three months ended March 31, 2008 is highlighted below:

Warranty accrual at December 31, 2007	$624,481
Accrued expense for the three months ended March, 31, 2008	78,480
Warranty costs for the three months ended March 31, 2008	(29,763)

Warranty accrual at March 31, 2008	$673,198

Warranty cost and accrual information for the six months ended March 31, 2008 is highlighted below:

Warranty accrual at September 30, 2007	$592,524
Accrued expense for the six months ended March, 31, 2008	149,988
Warranty costs for the six months ended March 31, 2008	(69,315)

Warranty accrual at March 31, 2008	$673,198

7. Notes Payable

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

In November 2007 the Company and the lender signed an amendment to the loan agreement which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million. The Company was in compliance with this covenant as of March 31, 2008.

8. Share-Based Compensation

Effective October 1, 2005 the Company adopted the provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $380,000 and $172,000 for the three months ended March 31, 2008 and 2007, respectively. The income tax benefit recognized in the statement of operations for share-based compensation arrangements was $0 and $62,000 for the three months ended March 31, 2008 and 2007, respectively. Total share-based compensation expense was $559,000 and $334,000 for the six months ended March 31, 2008 and 2007 respectively and the income tax benefit recognized in the statement of operations for share based compensation arrangements was $0 and $138,000, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through March 31, 2008 no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $330,000 and $112,000 for the three months ended March 31, 2008 and 2007, and $459,000 and $224,000 for the six months ended March 31, 2008 and 2007, respectively.  Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. As of March 31, 2008 there were 1,285,000 shares remaining and available for grant under the Plan.

A summary of option activity under the Plan as of March 31, 2008 and changes during the six months ended March 31, 2008 is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at September 30, 2007	572,959	$10.30
Granted	409,000	10.16
Exercised	(3,897)	7.22
Cancelled	(9,354)	9.46

Outstanding at March 31, 2008	968,708	$10.26	7.41	$1,935,418
Exercisable at March 31, 2008	410,608	$7.73	4.86	$1,635,963

The weighted-average grant date fair value of individual options granted during the six months ended March 31, 2008 and 2007 was $5.05 and $9.64, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was $31,000 and $534,000, respectively.

The following table summarizes information about stock options under the Plan at March 31, 2008:

Options Outstanding						Options Exercisable
				Weighted-
			Outstanding	Average	Weighted-		Weighted-
			As of	Remaining	Average	As of	Average
Range of Exercise			March 31,	Contractual	Exercise	March 31,	Exercise
Prices			2008	Life	Price	2008	Price

$ 0.00	-	5.00	201,909	4.79	$4.22	201,309	$4.22
$ 5.01	-	10.00	210,799	5.89	7.81	123,299	7.68
$ 10.01	-	15.00	445,000	9.23	11.47	42,000	13.85
$ 15.01	-	20.00	46,600	7.07	16.77	30,400	16.88
$ 20.01	-	26.97	64,400	8.30	24.18	13,600	20.68

			968,708	7.41	10.26	410,608	7.73

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercised over a maximum term of ten years from the date of grant and vest over periods of two to five years from the grant date. The expected term of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of the grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. The table below sets forth the fair value assumptions used to record compensation expense for the period identified:

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Expected lives (years)	7.24	8.82
Weighted average risk-free interest rate	2.3%	2.1%
Expected volatility	59.9%	64.7%
Expected dividend rate	—%	—%

As of March 31, 2008, there was approximately $1.5 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $50,000 and $60,000 for the three months ended March 31, 2008 and 2007 and $100,000 and $110,000 for the six months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was an estimated $100,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year. The following table outlines restricted stock awards for the six months ended March 31, 2008:

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(6,095)	16.40
Cancelled	—	—
Balance at March 31, 2008	7,895	$19.00

9. Stock Repurchase Program

On December 28, 2005 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 2,000,000 shares of its outstanding common stock. Over the course of the program the Company repurchased 1,272,510 shares of its common stock at an average cost of $14.21 per share. The program was in effect until March 31, 2007

On February 21, 2008 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of its outstanding common stock. The program will remain in effect until February 21, 2009, unless extended by the Board of Directors. For the three months ended March 31, 2008 the Company repurchased 7,000 shares of its common stock at an average cost of $8.17 per share.

10. Loss per Share

Loss per share (“EPS”) is calculated using the principles of SFAS No. 128, Earnings Per Share.

For the six month periods ended March 31, 2008 and 2007, there were 969,000 and 547,000 options to purchase common stock outstanding  excluded from the computations of diluted earnings per share as the effect would be antidilutive.

11. Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. At the adoption date of October 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $587,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

The amounts of unrecognized tax benefits as of October 1, 2007 were approximately $330,000, all of which, if ultimately recognized, would reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since October 1, 2007.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of  related tax laws and regulations and require significant judgment to apply. With few significant exceptions, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for the years ending on or before September 30, 2003.

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

For the six months ended March 31, 2008, the Company recognized $10,000 of interest and penalties, net of tax benefit, within income tax expense.

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the six months ended March 31, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years.  SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.  The Company considered all of the available positive and negative evidence, including the significant operating losses incurred in 2006 and 2007, the continued operating losses in 2008, uncertainty as to the extent and timing of profitability in future periods, and ongoing tax planning strategies.  Based on the weight of available evidence, the Company recorded a full valuation allowance against deferred tax assets during the quarter ended March 31, 2008.  The establishment of this valuation allowance during the quarter ended March 31, 2008 was offset by the tax benefit realized as a result of the three month ended March 31, 2008, pre-tax loss incurred by the Company and resulted in an income tax expense of $3.3 million for the quarter.

If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.  The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.

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

In October 2005, the Company in a teaming arrangement with ABX Air, received FAA Supplemental Type Certification (STC) of its Flat Panel Display System for use on B-767 aircraft. The STC provides B-767 operators with a low cost, rapidly implemented retrofit of their cockpit avionics with a modern pilot and copilot suite of high resolution multi-color LCD flat panel displays. Operators will benefit from improved dispatch reliability, logistics savings and adaptability to future requirements. The receipt of the STC positions the Company to pursue more than 1,700 B-757 and B-767 aircraft with similar needs for Flat Panel Display System upgrades. In January 2007, the Company in a teaming arrangement with ABX Air received another STC from the FAA on its Flat Panel Display System for use on B-757 aircraft. Similar to the prior STC, it provides B-757 operators with the same low cost, rapidly implemented retrofit of their cockpit avionics. The STC’s also provide a foundation for incorporation  into other airplanes as well.

Cost of sales related to product sales is comprised of product material purchased through our supplier base and direct in-house assembly labor and overhead costs. Many components used in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, customer service, material control and quality departments as well as warranty costs.

Cost of sales related to Engineering-modification and development (EMD) is comprised of engineering labor, consulting services and other cost associated with specific design and development projects.

We intend to continue to invest in development of new products and  enhancement of our existing product lines and will expense research and development costs as  incurred.

Selling, general, and administrative expenses consist of marketing and business development expenses, professional expenses, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the six months ended March 31, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years.  SFAS 109 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.  As a result of operating losses incurred in 2006 and 2007, the continued operating losses in 2008, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance against deferred tax assets during the quarter ended March 31, 2008.  The establishment of this valuation allowance during the quarter ended March 31, 2008 was offset by the tax benefit realized as a result of the three month ended March 31, 2008, pre-tax loss incurred by the Company and resulted in an income tax expense of $3.3 million for the quarter.

If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.  The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations.  The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net sales. Net sales increased $2.9 million, or 74%, to $6.8 million for the three months ended March 31, 2008 from $3.9 million in the three months ended March 31, 2007. For the three months ended March 31, 2008, product sales increased $3.1 million and EMD sales decreased $0.2 million from the same period in the prior year. The increase in product sales was primarily related to increased sales of Flat Panel Display System to a major customer.

Cost of sales. Cost of sales increased $0.8 million or 26%, to $3.8 million, or 56% of net sales in the three months ended March 31, 2008 from $3.0 million, or 76 % of net sales in the three months ended March 31, 2007. The overall dollar increase consists of $1.4 million in cost of sales related to product sales and a decrease of $0.6 million related to EMD sales. The $1.4 million increase in cost related to product sales is attributable to increased sales. The decrease in cost related to EMD sales was primarily related to lower EMD sales.

Research and development. Research and development expense increased $1.3 million or 87% to $2.8 million or 41% of net sales in the three months ended March 31, 2008 from $1.5 million or 37% of net sales in the three months ended March 31, 2007.

The increase in research and development expense in the quarter was primarily due to reduction in the cost allocation associated with EMD cost of sales for the period. This allocation was necessary to match non- recurring engineering cost with corresponding non-recurring engineering sales in the period. Overall, when you combine research and development expenses with EMD cost of sales, combined engineering, research and development related cost for the three months ended March 31, 2008 has increased $0.7 million from the same period in the prior year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general and administrative expenses increased $0.8 million, or 21%, to $4.7 million, or 69% of net sales in the three months ended March 31, 2008 from $3.9 million or 100% of net sales in the three months ended March 31, 2007. The increase in the dollar amount for the three months ended March 31, 2008 from the same  period in the prior year was primarily the result of increases of $0.8 million for employee related expenses and $0.2 million in outside consulting services, offset by a $0.4 million reduction in legal fees incurred to protect the Company’s intellectual property.

Interest income – net. Interest income of $442,000 was offset by interest expense of $39,000 in the three months ended March 31, 2008. Interest income of $791,000 was offset by interest expense of $50,000 in the three months ended March 31, 2007. The decrease in interest income was primarily the result of  reduced average cash balances and lower interest rates in the current quarter as opposed to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $0.3 million in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense (benefit). The income tax expense for the three months ended March 31, 2008 was $3.3 million as compared to an income tax benefit of $1.3 million for the three months ended March 31, 2007. The increase in the amount of income tax expense was the result of the establishment of a valuation allowance related to the deferred tax assets the Company had accumulated on the balance sheet. As required by SFAS No. 109, this valuation allowance was recorded based on the weight of available positive and negative evidence, including two years of financial statement losses, its current projection of a pre-tax loss for the current year, and consideration of the Company’s ongoing tax planning strategies. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

The effective tax rate for the three months ended March 31, 2008 and 2007 was (87%) and 36%, respectively. The difference in effective tax rates relates to establishment of the full valuation allowance on deferred tax assets. (See Note #11. Income Taxes)

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred from January 1, 2006 to December 31, 2006.  The entire impact of this retroactive extension has been recognized in the three months ended March 31, 2007, as required by SFAS 109, “Accounting for Income Taxes.”

Net loss. As a result of the factors described above, our net loss in the three months ended March 31, 2008 was $7.1 million, an increase of $4.7 million from the net loss of $2.4 million for the three months ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Net sales. Net sales increased $4.2 million, or 57%, to $11.6 million for the six months ended March 31, 2008 from $7.4 million in the six months ended March 31, 2007. For the six months ended March 31, 2008 product sales increased $3.8 million and EMD sales increased $0.4 million from the same period in the prior year. The increase in net sales was primarily related to increased Flat Panel Display Systems sales to a major customer.

Cost of sales. Cost of sales increased $2.3 million or 45%, to $7.4 million, or 64% of net sales in the six months ended March 31, 2008 from $5.1 million, or 68 % of net sales in the six months ended March 31, 2007. The increase of $2.4 million in cost of sales related to product sales was primarily related to increased sales and was offset by the decrease of $0.1 million related to EMD sales which was primarily due to decreased EMD sales.

Research and development. Research and development expenses increased $1.7 million or 61% to $4.5 million or 39% of net sales in the six months ended March 31, 2008 from $2.8 million or 38% of net sales in the six months ended March 31, 2007. The increase in research and development expense for the six month period was primarily related to the increase in development requirements related to our Flat Panel Display System for new applications. Overall, when you combine research and development expenses with EMD cost of sales, combined engineering, research and development related cost for the six months ended March 31, 2008 has increased $1.7 million from the same period in the prior year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general, and administrative expenses increased $3.8 million, or 55%, to $10.7 million, or 92% of net sales in the six months ended March 31, 2008 from $6.9 million or 94% of net sales in the six months ended March 31, 2007. The increase in the dollar amount for the six months ended March 31, 2008 from the same period in the prior year was primarily the result of an increase of $2.1 million of legal fees incurred in connection with litigation relating to the defense of our intellectual property and an increase of $1.0 million in employee related expenses.

Interest income – net.  Interest income of $1.0 million was offset by interest expense of $0.1 in the six months ended March 31, 2008. Interest income of $1.6 million was offset by interest expense of $0.1 million in the six months ended March 31, 2007. The decrease in interest income was primarily the result of our reduced average cash balance and lower interest rates in the current period as opposed to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $0.3 million in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense. The income tax expense for the six months ended March 31, 2008 was $1.3 million as compared to an income tax benefit of $2.4 million for the six months ended March 31, 2007. The increase in the amount of income tax expense was the result of the establishment of a valuation allowance related to the deferred tax assets the Company had accumulated on the balance sheet Company recording a full valuation allowance against all deferred tax assets. As required by SFAS No. 109, this valuation allowance was recorded based on the weight of available positive and negative evidence, including two years of financial statement losses, its current projection of a pre-tax loss for the current year, and consideration of the Company’s ongoing tax planning strategies. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

The effective tax rate for the six months ended March 31, 2008 and 2007 was 14% and 41%, respectively. The difference in the effective tax rates relates to recording of the full valuation allowance on the deferred tax assets. (See note # 11. Income Taxes)

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred from January 1, 2006 to December 31, 2006.  The entire impact of this retroactive extension has been recognized in the six months ended March 31, 2007, as required by SFAS 109.

Net income (loss). As a result of the factors described above, our net loss in the six months ended March 31, 2008 was $11.2 million, an increase of $7.7 million from net loss of $3.5 million for the six months ended March 31, 2007.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows generated in prior years. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $4.9 million for the six months ended March 31, 2008 as compared to $2.4 million for the six months ended March 31, 2007. The increase of $2.5 million was due primarily to higher net loss ($7.7 million), decreased accounts payable ($3.1 million) and increased inventory ($1.4 million) which was offset by decreased prepaid expenses and other current assets

($8.3 million) and decreased deferred tax benefit ($1.6 million).

Our cash used in investing activities was $425,000 for the six months ended March 31, 2008 and primarily consisted of the purchase of production and laboratory test equipment. Cash used in investing activities was $383,000 for the six months ended March 31, 2007 and consisted of the purchase of production equipment.

Net cash flow used in financing activities was $23,000 for the six months ended March 31, 2008 as compared to net cash provided by financing activities of $566,000 in the six months ended March 31, 2007. The primary use of cash for financing activities was attributable to our purchase of 7,000 shares of our stock at a total cost of $57,000. In both periods the primary source of cash was from proceeds from the exercise of stock options.

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule that allows the Company the option of forgoing any principal pay-down of the outstanding balance and, accordingly, the balance of the notes payable will be due in 2015

In November 2007 the Company and the lender signed an amendment to the loan agreement, which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million. The Company was in compliance with this covenant as of March 31, 2008.

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

Backlog

As of March 31, 2008 and 2007, our backlog was $73.8 million and $42.7 million, respectively. The period over period increase in backlog principally reflects the increase in Flat Panel Display System orders. The Flat Panel Display System component as of March 31, 2008 is $62.3 million, an increase of $28.8 million over the March 31, 2007 balance of $33.5 million.

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

Revenue recognition

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”).

The Company enters into certain sales arrangements that include multiple deliverables as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on fair value. In general, revenues are separated between product sales and EDM sales. The allocated revenue for each deliverable is then recognized using appropriate revenue recognition methods.

The Company accounts for transactions with software that is more than incidental to the products under Statement of Position (“SOP”) 97-2. Software Revenue Recognition (“SOP 97-2”) and EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”).

Accordingly, revenue is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (“AICPA”) SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). We consider the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. Certain long-term contracts are recorded on a percentage of completion basis using cost-to-cost methodology to measure progress towards completion.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Income taxes

Income taxes are recorded in accordance with SFAS No. 109. Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings.  Except with respect to the fees incurred in connection with the matters described below, we do not believe that any of the current legal proceedings will have a material adverse effect on our results of operations or financial position.  On September 13, 2005 the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Cesar, a former employee of the Company, and James Zachary, a former sales consultant for the Company. The complaint alleged that the J2/Kollsman/Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc. infringed a patent assigned to the Company. After learning additional information regarding the activities of Caesar and Zachary during the development of the J2/Kollsman Air Data Computer, the Company added to its complaint claims of trade secret misappropriation, breach of contract and breach of fiduciary duty, based on the Company’s belief that confidential and proprietary information, including trade secret information, had been used in the development and marketing of the J2/Kollsman Air Data Computer. On January 31, 2006, Kollsman, Inc., and Caesar and Zachary, as individuals, were added to the lawsuit as defendants.

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

On December 18, 2007, the court entered a temporary injunction aimed at preventing further use of the Company’s trade secret and proprietary information.  On March 14, 2008, the judge presiding over the case heard the Company’s claims for a permanent injunction as well as punitive and exemplary damages and attorneys’ fees against Kollsman and the other defendants.  The Court also is considering post-judgment motions by which Kollsman, J2 and Caesar seek to overturn the verdict against them.

On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used the Company’s trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

For the six months ended March 31, 2008 and 2007 the Company has incurred approximately $4.9 million and $2.8 million, respectively, in legal fees in connection with the two matters discussed above.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended March 31 2008:

Total Number of
			Shares Purchased	Number of Shares
			as	that May Yet be
			Part of Publicly	Purchased Under
	Total number	Average Price	Announced Plan	the Plan or
Period	of Shares purchased	Paid per Share	or Program (1)	Programs (1)

February 1 to 29, 2008	—	—	—	1,000,000
March 1 to 31, 2008	7,000	$8.17	7,000	993,000

(1)          On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of its outstanding common stock. The program will remain in effect until February 21, 2009 unless extended by the Board of Directors.

Item 3.    Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 21, 2008, the Company held its Annual Meeting of Shareholders. At this meeting the shareholders voted in favor of the following items listed and described in the Company’s Proxy Statement dated January 28, 2008.

1)              Election of Directors

	For	Withheld
Glen R. Bressner	11,982,701	1,909.545
Robert E. Mittelstaedt, Jr.	11,896,863	1,995,383
Raymond J. Wilson	12,031,511	1,860,735

The following directors’ term of office as directors continued after this meeting:

Geoffrey S.M. Hedrick

Winston J. Churchill

Ivan I. Marks

Robert H. Rau

The Board of Directors withdrew the proposal for shareholder approval of the 2008 Stock Based Incentive Compensation Plan prior to the meeting.

Item 5.    Other Information

None

Item 6. Exhibits

(a)   Exhibits

10.1	Separation Agreement by and between James Reilly and Innovative Solutions & Support, Inc. dated March 25, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 8, 2008	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER