Form 10-Q
period 2008-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2008-08-06
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☒

As of August 1, 2008, there were 16,904,514 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2008

PART I–FINANCIAL INFORMATION

Item 1–Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of	As of
	June 30, 2008	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$41,070,896	$49,151,078
Accounts receivable	4,963,603	6,248,606
Inventories	10,953,948	9,363,795
Deferred income taxes	46,343	899,895
Prepaid expenses and other current assets	1,274,872	6,208,804
Total current assets	58,309,662	71,872,178

Property and Equipment:
Computers and test equipment	5,877,489	5,444,737
Corporate airplane	3,076,400	3,058,627
Furniture and office equipment	1,074,029	1,016,954
Manufacturing facility	5,576,536	5,557,048
Land	1,021,245	1,021,245
	16,625,699	16,098,611
Less- Accumulated depreciation and amortization	(7,439,886)	(6,721,274)
Net property and equipment	9,185,813	9,377,337

Deferred income taxes	—	328,060

Other assets	505,780	3,008,210

Total assets	$68,001,255	$84,585,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	2,941,848	4,077,789
Accrued expenses	3,107,057	4,670,832
Deferred revenue	489,750	660,415
Total current liabilities	6,548,563	9,418,944

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	40,170	47,542
Deferred revenue	2,949	50,520
Deferred income taxes	46,343	—
Other liabilities	223,893	—
Commitments and contingencies	—	—

Total liabilities	11,196,918	13,852,006

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2008 and September 30, 2007	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,174,394 and 18,161,172 shares issued at June 30, 2008 and September 30, 2007	18,174	18,161
Additional paid-in capital	45,619,362	44,607,993
Retained earnings	29,310,407	44,194,053
Treasury stock, at cost, 1,279,510, shares at June 30, 2008 and 1,272,510 shares at September 30, 2007	(18,143,606)	(18,086,428)

Total shareholders’ equity	56,804,337	70,733,779

Total liabilities and shareholders’ equity	$68,001,255	$84,585,785

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Net sales:
Product	$7,178,212	$3,981,660	$17,290,973	$10,316,479
Engineering - Modification & Development	1,573,097	1,862,745	3,020,343	2,911,872
Total net sales	8,751,309	5,844,405	20,311,316	13,228,351

Cost of sales
Product	3,850,657	1,985,572	10,331,738	6,027,327
Engineering - Modification & Development	717,646	1,653,663	1,686,285	2,663,881
Total cost of sales	4,568,303	3,639,235	12,018,023	8,691,208

Gross profit	4,183,006	2,205,170	8,293,293	4,537,143

Operating expenses:
Research and development	3,221,698	1,107,385	7,738,942	3,912,480
Selling, general and administrative	3,282,183	4,192,013	13,952,535	11,124,795
Asset Impairment	2,475,000	—	2,475,000	—
Total operating expenses	8,978,881	5,299,398	24,166,477	15,037,275

Operating loss	(4,795,875)	(3,094,228)	(15,873,184)	(10,500,132)

Interest income- net	251,015	728,454	1,193,036	2,234,718
Other income	—	—	300,000	—

Loss before income taxes	(4,544,860)	(2,365,774)	(14,380,148)	(8,265,414)

Income tax expense (benefit)	(255,989)	(1,014,917)	1,090,821	(3,456,967)

Net loss	$(4,288,871)	$(1,350,857)	$(15,470,969)	$(4,808,447)

Net loss per common share:
Basic	$(0.25)	$(0.08)	$(0.92)	$(0.29)
Diluted	$(0.25)	$(0.08)	$(0.92)	$(0.29)

Weighted average shares outstanding:
Basic	16,893,499	16,881,900	16,897,313	16,857,164
Diluted	16,893,499	16,881,900	16,897,313	16,857,164

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,470,969)	$(4,808,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	761,666	619,786
Share-based compensation expense:
Stock options	809,792	361,869
Nonvested stock awards	149,940	170,000
Tax benefit from share-based arrangements:
Stock options	12,491	164,680
Nonvested stock awards	6,286	37,449
Excess tax benefits from share-based payments arrangements	—	(156,442)
(Gain) loss on disposal of fixed assets	(3,000)	2,486
Excess and obsolete inventory expense	78,913	100,000
Asset impairment	2,475,000	—
Deferred income taxes	1,227,955	(458,113)
(Increase) decrease in:
Accounts receivable	1,285,003	1,545,161
Inventories	(1,669,066)	(1,245,857)
Prepaid expenses and other current assets	4,933,932	(3,751,173)
Other non current assets	(6,180)	—
Increase (decrease) in:
Accounts payable	(1,135,941)	3,639,053
Accrued expenses	(976,452)	478,290
Deferred revenue	(218,236)	(419,108)
Other non current liabilities	223,893	—
Net cash used in operating activities	(7,514,973)	(3,720,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(536,532)	(596,698)
Purchases of other assets	—	(2,477,500)
Proceeds on sale of fixed assets	3,000	—
Net cash used in investing activities	(533,532)	(3,074,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	32,873	487,218
Repayment of capitalized lease obligations	(7,372)	(6,141)
Purchase of treasury stock	(57,178)	—
Excess tax benefits from share-based payments arrangements	—	156,442
Net cash provided by (used in) financing activities	(31,677)	637,519

Net decrease in cash and cash equivalents	(8,080,182)	(6,157,045)
Cash and cash equivalents, beginning of year	49,151,078	62,984,829

Cash and cash equivalents, end of period	$41,070,896	$56,827,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$92,066	$123,701
Cash paid for income taxes	$9,073	$—
Cash received from income tax refund	$(5,107,269)	$(2,314,697)

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

The balance sheet as of June 30, 2008, the statement of operations for the three months and nine months ended June 30, 2008 and 2007 and the statements of cash flows for the nine months ended June 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

3. Concentrations

For the three months ended June 30, 2008, three customers accounted for 44%, 15% and 14% of net sales or 73% on a combined basis. For the three months ended June 30, 2007, three customers accounted for 31%, 22% and 13% of net sales or 66% on a combined basis. For the nine months ended June 30, 2008, one customer accounted for 52% of net sales. For the nine months ended June 30, 2007, two customers accounted for 22% and 19% of net sales or 41% on a combined basis.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$6,991,180	$6,420,184
Work-in-process	2,850,703	2,216,111
Finished goods	1,112,065	727,500
	$10,953,948	$9,363,795

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2008	2007
Prepaid income taxes	$36,564	$5,017,794
Revenue recognized - not billed	683,527	284,740
Other	554,781	906,270

	$1,274,872	$6,208,804

6. Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2008	2007

Salary, benefits and payroll taxes	$1,112,260	$603,565
Warranty	706,813	592,524
Professional fees	341,820	1,515,630
Other	946,164	1,959,113

	$3,107,057	$4,670,832

7. Warranty

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

Warranty cost and accrual information for the three months ended June 30, 2008 is highlighted below:

Warranty accrual at March 31, 2008	$673,198
Accrued expense for the three months ended June 30, 2008	83,138
Warranty costs for the three months ended June 30, 2008	(49,523)

Warranty accrual at June 30, 2008	$706,813

Warranty cost and accrual information for the nine months ended June 30, 2008 is highlighted below:

Warranty accrual at September 30, 2007	$592,524
Accrued expense for the nine months ended June 30, 2008	233,126
Warranty costs for the nine months ended June 30, 2008	(118,837)

Warranty accrual at June 30, 2008	$706,813

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

In November 2007, the Company and the lender signed an amendment to the loan agreement which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million.

9. Share-Based Compensation

Effective October 1, 2005,  the Company adopted the provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $400,000 and $198,000 for the three months ended June 30, 2008 and 2007, respectively. The income tax benefit recognized in the statement of operations for share-based compensation arrangements was $0 and $85,000 for the three months ended June 30, 2008 and 2007, respectively. Total share-based compensation expense was $960,000 and $532,000 for the nine months ended June 30, 2008 and 2007, respectively, and the income tax benefit recognized in the statement of operations for share based compensation arrangements was $0 and $222,000, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders.

Stock Options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through June 30, 2008, no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $350,000 and $138,000 for the three months ended June 30, 2008 and 2007, and $810,000 and $362,000 for the nine months ended June 30, 2008 and 2007, respectively.  Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. As of June 30, 2008 there were 1,325,000 shares remaining and available for grant under the Plan.

A summary of option activity under the Plan as of June 30, 2008 and changes during the nine months ended June 30, 2008 is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at September 30, 2007	572,959	$10.30
Granted	409,000	10.16
Exercised	(4,497)	7.31
Cancelled	(49,554)	14.26

Outstanding at June 30, 2008	927,908	$10.04	7.16	$474,337
Exercisable at June 30, 2008	417,808	$8.06	4.70	$469,155

The weighted-average grant date fair value of individual options granted during the nine months ended June 30, 2008 and 2007 was $5.05 and $14.38, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was $33,000 and $609,000, respectively.

The following table summarizes information about stock options under the Plan at June 30, 2008:

Options Outstanding						Options Exercisable
				Weighted-
			Outstanding	Average	Weighted-		Weighted-
			As of	Remaining	Average	As of	Average
Range of Exercise			June 30,	Contractual	Exercise	June 30,	Exercise
Prices			2008	Life	Price	2008	Price

$0.00	-	5.00	201,909	4.54	$4.22	201,609	$4.22
$5.01	-	10.00	209,699	5.65	7.81	122,199	7.69
$10.01	-	15.00	413,600	9.10	11.25	43,300	13.84
$15.01	-	20.00	44,700	6.81	16.77	29,500	16.82
$20.01	-	26.97	58,000	8.21	24.62	21,200	22.75

			927,908	7.16	10.04	417,808	8.06

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

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Expected lives (years)	7.39	9.06
Weighted average risk-free interest rate	2.2%	2.1%
Expected volatility	60.1%	65.3%
Expected dividend rate	—%	—%

As of June 30, 2008, there was approximately $2.5 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan calls for an annual award of non-vested stock having a fair market value of $40,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $50,000 and $60,000 for the three months ended June 30, 2008 and 2007 and $150,000 and $170,000 for the nine months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was an estimated $50,000 of unrecognized compensation expense related to nonvested stock awards under the Company’s Restricted Plan. That cost is expected to be recognized over the balance of the fiscal year. The following table outlines restricted stock awards for the nine months ended June 30, 2008:

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(8,725)	17.19
Cancelled	—	—
Balance at June 30, 2008	5,265	$19.00

10. Stock Repurchase Program

On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of its outstanding common stock. The program will remain in effect until February 21, 2009, unless extended by the Board of Directors. For the three months ended June 30, 2008, there were no purchases of the Company common stock.

11. Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) the Company recorded an asset impairment of $2.5 million, the full carrying value of the asset, during the three months ended June 30, 2008. The impairment was related to previously acquired engineering software which is no longer part of the Company’s product offering and will generate no future cash flows.

12. Loss per Share

Loss per share (“EPS”) is calculated using the principles of SFAS No. 128, Earnings Per Share.

For the nine month periods ended June 30, 2008 and 2007, there were 928,000 and 576,000 options to purchase common stock outstanding, respectively, excluded from the computations of diluted earnings per share as the effect would be antidilutive.

13. Income Taxes

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

For the nine months ended June 30, 2008, the Company recognized $10,000 of interest and penalties within income tax expense.

During the quarter ended June 30, 2008, the Company recognized a tax benefit of $256,000 primarily related to the unrecognized tax benefit previously recorded that as a result of examination by the Internal Revenue Service, are considered effectively settled under FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48(“FSP FIN 48-1”).

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the nine months ended June 30, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years.  SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.  The Company considered all of the available positive and negative evidence, including the significant operating losses incurred in 2006 and 2007, the continued operating losses in 2008, uncertainty as to the extent and timing of profitability in future periods, and ongoing tax planning strategies.  Based on the weight of available evidence, the Company recorded a full valuation allowance against deferred tax assets during the quarter ended March 31, 2008. There were no significant changes in management’s judgment during the quarter ended June 30, 2008 and the Company continues to carry a full valuation allowance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and sell flat panel display systems, flight information computers and advanced monitoring systems to the military, government, commercial air transport and corporate aviation markets.

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

Cost of sales related to Engineering-modification and development (EMD) is comprised of engineering labor, consulting services and other costs associated with specific design and development projects.

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

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the nine months ended June 30, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years.  SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.  The Company considered all of the available positive and negative evidence, including the significant operating losses incurred in 2006 and 2007, the continued operating losses in 2008, uncertainty as to the extent and timing of profitability in future periods, and ongoing tax planning strategies.  Based on the weight of available evidence, the Company recorded a full valuation allowance against deferred tax assets during the quarter ended March 31, 2008. There were no significant changes in management’s judgment during the quarter ended June 30, 2008 and the Company continues to carry a full valuation allowance.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net sales. Net sales increased $2.9 million, or 49%, to $8.8 million for the three months ended June 30, 2008 from $5.9 million in the three months ended June 30, 2007. For the three months ended June 30, 2008, product sales increased $3.2 million and EMD sales decreased $0.3 million from the same period in the prior year. The increase in product sales was primarily related to increased sales of Flat Panel Display System to a major customer.

Cost of sales. Cost of sales increased $1.0 million or 28%, to $4.6 million, or 52% of net sales in the three months ended June 30, 2008 from $3.6 million, or 61 % of net sales in the three months ended June 30, 2007. The overall dollar increase in cost of sales consists of $1.9 million in cost of sales related to product sales and a decrease of $0.9 million related to EMD sales. The $1.9 million increase in cost related to product sales is attributable to increased product sales. The decrease in cost related to EMD sales was primarily related to improved margins on the EMD sales.

Research and development. Research and development expense increased $2.1 million or 191% to $3.2 million or 36% of net sales in the three months ended June 30, 2008, from $1.1 million or 19% of net sales in the three months ended June 30, 2007.

The increase in research and development expense in the quarter was in part due to the reduction in the cost allocation associated with EMD cost of sales for the period. This allocation was necessary to match non- recurring engineering cost with corresponding non-recurring engineering sales in the period. Overall, when research and development expenses are combined with EMD cost of sales, total engineering, research and development related cost for the three months ended June 30, 2008 increased $1.2 million from the same period in the prior year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.9 million, or 21%, to $3.3 million, or 38% of net sales in the three months ended June 30, 2008 from $4.2 million or 71% of net sales in the three months ended June 30, 2007. The decrease in the dollar amount of selling, general and administrative expenses for the three months ended June 30, 2008 from the same period in the prior year was primarily the result of a $1.3 million decrease in legal fees offset by $0.5 million increase for employee related expenses. The legal fees were largely incurred to protect the Company’s intellectual property.

Asset impairment. The Company recorded an asset impairment of $2.5 million in the three months ended June 30, 2008. The impairment was related to previously acquired engineering software which is no longer part of the Company’s product offering and will generate no future cash flows.

Interest income – net. Interest income of $284,000 was partially offset by interest expense of $33,000 in the three months ended June 30, 2008. Interest income of $781,000 was partially offset by interest expense of $52,000 in the three months ended June 30, 2007. The decrease in interest income was primarily the result of reduced average cash balances and lower interest rates in the current quarter as opposed to the same period in the prior year.

Income tax expense (benefit). The Company recorded income tax benefits of $0.3 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in the amount of income tax benefit year over year is a direct result of the establishment of a valuation allowance. (See Note 13, Income Taxes)  During the quarter ended June 30, 2008 the Company recognized a tax benefit of $256,000 primarily related to the unrecognized tax benefit previously recorded that as a result of examination are considered effectively settled.

The effective tax rate for the three months ended June 30, 2008 and 2007 was 6% and 43%, respectively. The difference in effective tax rates relates to the establishment of the full valuation allowance on deferred tax assets. (See Note 13. Income Taxes)

 Net loss. As a result of the factors described above, our net loss in the three months ended June 30, 2008 was $4.3 million, an increase of $2.9 million from the net loss of $1.4 million for the three months ended June 30, 2007.

Nine months Ended June 30, 2008 Compared to the Nine months Ended June 30, 2007

Net sales. Net sales increased $7.1 million, or 54%, to $20.3 million for the nine months ended June 30, 2008 from $13.2 million in the nine months ended June 30, 2007. For the nine months ended June 30, 2008, product sales increased $7.0 million and EMD sales increased $0.1 million from the same period in the prior year. The increase in net sales was primarily related to increased Flat Panel Display Systems sales to a major customer.

Cost of sales. Cost of sales increased $3.3 million or 38%, to $12.0 million, or 59% of net sales in the nine months ended June 30, 2008 from $8.7 million, or 66 % of net sales in the nine months ended June 30, 2007. The overall dollar increase in cost of sales consists of $4.3 million in cost of sales related to product sales and a decrease of $1.0 million related to EMD sales. The increase of

$4.3 million in cost related to product sales is attributable to increased product sales. The decrease of $1.0 million in cost related to EMD sales was primarily related to improved margins on the EMD sales.

Research and development. Research and development expenses increased $3.8 million or 97% to $7.7 million or 38% of net sales in the nine months ended June 30, 2008 from $3.9 million or 30% of net sales in the nine months ended June 30, 2007. The increase in research and development expense for the nine month period was primarily related to the increase in development requirements related to our Flat Panel Display System for new applications. Overall, when research and development expenses are combined with EMD cost of sales, total engineering, research and development related cost for the nine months ended June 30, 2008 increased $2.8 million from the same period in the prior year and reflects the Company’s continued commitment to product development, research and engineering.

Selling, general, and administrative. Selling, general, and administrative expenses increased $2.9 million, or 26%, to $14.0 million, or 69% of net sales in the nine months ended June 30, 2008 from $11.1 million or 84% of net sales in the nine months ended June 30, 2007. The increase in the dollar amount of selling, general and administrative for the nine months ended June 30, 2008 from the same period in the prior year was primarily the result of an increase of $1.3 million in employee related expenses and an increase of $0.7 million of legal fees incurred in connection with litigation relating to the defense of our intellectual property.

Asset impairment. The Company recorded an asset impairment of $2.5 million in the nine months ended June 30, 2008. The impairment was related to previously acquired engineering software which is no longer part of the Company’s product offering and will generate no future cash flows.

Interest income – net.  Interest income of $1.3 million was offset by interest expense of $0.1 million in the nine months ended June 30, 2008. Interest income of $2.4 million was offset by interest expense of $0.2 million in the nine months ended June 30, 2007. The decrease in net interest income was primarily the result of our reduced average cash balance and lower interest rates in the current period as opposed to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $0.3 million in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense. The income tax expense for the nine months ended June 30, 2008 was $1.1 million as compared to an income tax benefit of $3.5 million for the nine months ended June 30, 2007. The increase in the amount of income tax expense was the result of the establishment of a valuation allowance related to the deferred tax assets the Company had accumulated on the balance sheet. As required by SFAS No. 109, this valuation allowance was recorded based on the weight of available positive and negative evidence, including two years of financial statement losses, its current projection of a pre-tax loss for the current year, and consideration of the Company’s ongoing tax planning strategies. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

The effective tax rate for the nine months ended June 30, 2008 and 2007 was 8% and 42%, respectively. The difference in the effective tax rates relates to recording of the full valuation allowance on the deferred tax assets. (See Note 13. Income Taxes)

In December of 2006, an additional two-year extension of the Research and Experimentation (R&E) Tax Credit was enacted into law. This retroactive extension is for amounts paid or incurred from January 1, 2006 to December 31, 2006.  The entire impact of this retroactive extension has been recognized in the nine months ended June 30, 2007, as required by SFAS 109.

Net income (loss). As a result of the factors described above, our net loss in the nine months ended June 30, 2008 was $15.5 million, an increase of $10.7 million from net loss of $4.8 million for the nine months ended June 30, 2007.

Liquidity and Capital Resources

Our main source of liquidity has been cash flows generated in prior years. We require cash principally to finance inventory, accounts receivable and payroll.

Our cash used in operating activities was $7.5 million for the nine months ended June 30, 2008 as compared to $3.7 million for the nine months ended June 30, 2007. The increase of $3.8 million was due primarily to higher net loss ($10.7 million), decreased accounts payable ($4.8 million) and increased inventory ($0.5 million) which was partially offset by decreased prepaid expenses and other current assets ($8.7 million), asset impairment ($2.5 million) and decreased deferred tax benefit ($1.7 million).

Our cash used in investing activities was $534,000 for the nine months ended June 30, 2008 and primarily consisted of the purchase of production and laboratory test equipment. Cash used in investing activities was $3.1 million for the nine months ended June 30, 2007. This consisted of spending $2.5 million on licensing fees and $0.6 million for production and laboratory equipment.

Net cash flow used in financing activities was $32,000 for the nine months ended June 30, 2008 as compared to net cash provided by financing activities of $638,000 in the nine months ended June 30, 2007. The primary use of cash for financing activities was attributable to our repurchase of 7,000 shares of our stock at a total cost of $57,000. In both periods the primary source of cash was from proceeds from the exercise of stock options.

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

In November 2007, the Company and the lender signed an amendment to the loan agreement, which deleted existing financial covenants and replaced them with only one restrictive covenant that requires the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20 million. The Company was in compliance with this covenant as of June 30, 2008.

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

Backlog

As of June 30, 2008 and 2007, our backlog was $71.4 million and $72.7 million, respectively. The Flat Panel Display System components of backlog were $64.9 million and $65.2 million as of June 30, 2008 and 2007, respectively.

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

The Company accounts for transactions with software that is more than incidental to the products under Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”) and EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”).  Accordingly, revenue is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

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

Business Segments

We operate in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the military, government, commercial air transport and corporate aviation markets. We currently derive virtually all our net sales from the sale of this equipment. Almost all of the net sales, operating results and identifiable assets are in the United States.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements, which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “outlook,” “would,” “should,” “guidance,” “potential,” “continue,” “project,”  “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or implied by these statements.  Numerous factors, including potentially the following factors, could affect the Company’s forward-looking statements and actual performance:

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

•      our ability to service the international market and

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

Item 4. Controls and Procedures

(a)   An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 7, 2007, the Company received a favorable jury verdict in its trade secret misappropriation case against Kollsman, Inc. (a subsidiary of Elbit Systems Ltd.),  J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc. in the United States District Court for the Western District of Tennessee.  The jury unanimously found that each of the defendants had misappropriated the Company’s air data computer technology.  The jury found that the Company had suffered damages of just over $4.4 million in lost profits and $1.6 million in defendants’ net profits, for a total of over $6 million.  The jury also found in favor of the Company’s claims for breach of duty and contract, and unfair competition against J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc.

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

On July 7, 2008, the court issued several rulings in the case.  In the rulings, the court awarded damages, interest and fees in addition to the more than $6 million in compensatory damages awarded by the jury when it rendered its verdict in the case in November 2007.  The additional awards bring the damages assessed against Kollsman, Inc. to a total of more than $23 million.  The court also entered an order granting our request for injunctive relief.

On January 17, 2007, the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used the Company’s trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

For the nine months ended June 30, 2008 the Company has incurred approximately $5.4 million in legal fees in connection with the two matters discussed above compared to $4.5 million in the nine months ended June 30, 2007.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 6, 2008	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER