Form 10-K
period 2008-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2008-12-11
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
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

         Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 31, 2008 (the last business day of the registrant's most recently completed second quarter) was approximately $136.0 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 5, 2008, there were 16,734,149 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed prior to January 28, 2009 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2008 Annual Report on Form 10-K

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

  •
  difficulties in developing and producing our COCKPIT/IP™ system or other planned products for product enhancements;

  •
  continued market acceptance of our air data systems and products;

  •
  the availability of government funding and customer requirements;

  •
  our ability to gain regulatory approval of our products in a timely manner;

  •
  delays in receiving components from third party suppliers;

  •
  the competitive environment;

  •
  the impact of general economic trends on our business;

  •
  the bankruptcy or insolvency of one or more key customers;

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

        For several years the Company has been working with advances in technology that have the potential to provide pilots increasing amounts of information that will enhance both the safety and efficiency of flying. These advances have come together in the Company's COCKPIT/IP™ (Cockpit Information Portal or CIP) or Flat Panel Display System product line that incorporates proprietary technology, low cost, reduced power consumption and weight as well as diverse functionality. The Company's Flat Panel Display System product line is suited to address market demand that we believe will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. We believe the transition to Flat Panel Display Systems as part of airplane retrofit requirements is underway.

        In fiscal 2008 IS&S announced an addition to its Cockpit/IP™ product line: the IS&S Vantage, an open architecture flat panel cockpit display system capable of interfacing with most third party avionics. The Vantage system can be retrofitted into a variety of airframes. The Company launched a Wide Area Augmentation System (WAAS) program with Lateral and Vertical Precision Performance with a fully coupled auto-pilot for its PC-12 Flat Panel Display System. WAAS capability allows PC-12 operators to fly precision approaches at smaller airports. This capability is available on other aircraft platforms as well. IS&S received amended Supplemental Type Certificates (STC) for the Boeing 757, 767 platform from the FAA adding increased functionality to the Cockpit/IP Flat Panel Display System. The Company increased the work it is conducting for Homeland Security's Pilatus PC-12 and Lockheed Martin C-130 fleets.

        Fiscal 2007 saw the COCKPIT/IP™ or Flat Panel Display System product line gain significant recognition and acceptance in the industry with the Federal Aviation Administration (FAA) issuing two additional Flat Panel Display System STC's; one for Boeing 757 aircraft and one for the Pilatus PC-12 with E-Chart Capability. Also in fiscal 2007 we entered into four strategic agreements with four different internationally recognized customers. Early in 2007 the Cessna Aircraft Company entered into an agreement with us to provide Flat Panel Display Systems on legacy Cessna Citation aircraft. Later in the year the Company announced that Eclipse Aviation entered into a five year OEM agreement to provide Flat Panel Display Systems for their Eclipse 500 VLJ (Very Light Jet) aircraft. Under this agreement the Company will be the exclusive provider of Flat Panel Display Systems to Eclipse. Eclipse Aviation filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on November 25, 2008. The Company established inventory and accounts receivable reserves in September 30, 2008 as more fully discussed in Item 7 of this report. In the third quarter American

Airlines awarded the Company an order to retrofit its entire fleet of Boeing 757 and 767 aircraft with the Company's Flat Panel Display Systems. The Company's fourth major agreement was recorded in September as a premier international cargo carrier entered an agreement with the Company to retrofit their fleet of Boeing 757 aircraft with Flat Panel Display Systems.

        In fiscal 2006 the Flat Panel Display System product line expanded in terms of both FAA certifications and additional customer orders. The FAA awarded the Company two new Technical Standard Orders (TSO) and two new STC's for 15" and 10" Flat Panel Display System installations on Pilatus PC-12 airplanes. The Company also received orders from two Pilatus distributors for 15" installations. Further, Kalitta Air placed an order with the Company for Flat Panel Engine Instrument Display Systems (FP/EIDS) for B-747 retrofit applications. FAA certification relating to this display application is in process. Also, Marshalls of Cambridge, who in fiscal 2005 chose us as their common core avionics upgrade, placed their first order with us in fiscal 2006. Their initial award was for C-130 retrofits.

Our Industry

        A wide range of information, including airspeed and altitude, is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as satellite based weather and ground terrain maps, are becoming available for display in cockpits. We believe aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in safe and efficient operation of aircraft.

        There are three general types of flight data: flight critical aircraft control data, aircraft heading and altitude data and navigation data. Flight critical aircraft control information such as air data includes aircraft speed, altitude and rates of ascent and descent. Aircraft heading and altitude information includes engine data such as fuel and oil quantity and other engine measurements, and navigation data includes radio position, flight management, Global Positioning System (GPS) and alternative source information, which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (RPM) and pressure within an aircraft's engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

        Traditionally, flight data and other cockpit information were displayed on a series of separate analog dials. In the early 1980s, digital displays using cathode ray tubes began to replace some individual analog displays. The industry has now begun to develop color flat panel displays using active matrix liquid crystal displays (AMLCD) to replace traditional analog or digital displays. We expect that the ability to display more information in a space-efficient and customized platform will become increasingly important if additional information, such as weather depiction maps, traffic information and surface terrain maps, become mandated by regulation or demanded by pilots. Accordingly, we believe flat panel displays, which can integrate and display a "suite" of information, will increasingly replace individual displays as the method for delivering and ordering information displayed in cockpits.

        Equipment data, such as engine and fuel related information, were traditionally displayed on conventional solid-state displays. Engine and fuel displays provide information on engine activity, including oil and hydraulic pressures and temperature. This instrumentation includes individual and multiple displays clustered throughout an aircraft's cockpit. Engine and fuel displays tend to be replaced more frequently than other displays due to increased obsolescence problems and normal wear-and-tear. As information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel displays to replace older or non-functioning displays. Increasingly, operators are beginning to replace their individual instruments with integrated Flat Panel Display Systems.

Strategy

        Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

  •
  Retrofit focus.  We believe offering cockpit avionics upgrades for existing aircraft is of great interest in today's economic environment. The cost of retrofitting an aircraft to the Flat Panel Display System is cost effective compared to the acquisition of a new aircraft and yet can provide the same functionality. When the economy returns to more robust levels, the lead time to acquire a new aircraft lengthens and demand for retrofits continues as operators update their existing fleet to provide the needed lift capacity.

  •
  Establishing leadership in the flat panel display market.  We expect that over the next several years, many aircraft will be retrofitted with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight-relevant information on a single flat panel, we believe flat panel displays will increasingly replace individual analog and digital instruments. We also believe our COCKPIT/IP™ has significant benefits over flat panel displays currently offered by our competitors, including lower cost, larger size and enhanced viewing angles. Our patented and proprietary Integrity Checking Processor and Zooming features provide increased reliability, performance, and utility to the owner/operator. Accordingly, we believe these advantages will allow us to generate significant revenues from our COCKPIT/IP™ and increase market share. According to Avionics Magazine (January 2007 issue) cockpit electronics for both new (OEM) and used (Retrofit) aircraft will grow into a $130 billion industry over the next ten years. Demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will fuel this growth.

  •
  Continuing our engineering and product development successes.  We developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. Our COCKPIT/IP™ is an example of our ability to engineer a superior product through the selective application of non-avionic technology. Our research and development expenses were $10.3 million, $5.2 million and $6.7 million for fiscal years ended September 30, 2008, 2007 and 2006, respectively.

  •
  Maintaining our leadership in air data markets.  We believe we are one of the largest suppliers of air data products to the U.S. retrofit market. Significant demand remains in retrofitting aging aircraft with newer, more advanced and more supportable air data systems. Additionally upgrading business jets with higher performance engines is driving a need for more sophisticated air data products supplied by us.

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

  •
  Expanding our international presence.  We plan to increase our international sales by adding sales and marketing personnel and foreign offices. As large flat panel displays become more prevalent, we believe European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing the demand for large flat panel displays.

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

Our Products

        Our current line of products includes:

  Flat Panel Display Systems

        In the last several years color flat panel displays have been introduced into aircraft cockpits. Flat panel displays are Liquid Crystal Display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data. During fiscal 2008, 2007 and 2006 we derived 77%, 53% and 38% respectively, of our revenues from sales of Flat Panel Display Systems.

        We developed a Flat Panel Display System that can replace conventional analog and digital displays currently used in a cockpit and can display additional information that is not now commonly displayed in the cockpit. Our Cockpit Information Portal is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, and alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. We designed our COCKPIT/IP™ to be capable of displaying information generated from a variety of sources, including our Reduced Vertical Separation Minimum (RVSM) air data system, engine and fuel instrumentation, and third-party data and information products.

        From time to time customers may order one or more flat panel display systems customized to their particular requirements. Depending on the amount of non-recurring engineering effort needed to accommodate the customized request, the Company has and will continue to charge a fee for added development cost. This will result in revenue to the Company that is characterized as Engineering- modification and development on the income statement. Consistent with this approach, engineering cost incurred in the performance of customizing the flat panel display system will be allocated from Operating expenses (Research and development) to Cost of Sales (Engineering—modification and development) and will be included in the Company's gross profit calculations.

  Air Data Systems and Components

        Our air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. The functionality of our air data systems use advanced sensors to gather air pressure data and use customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude. During fiscal 2008, 2007, and 2006 we derived 23%, 47%, and 62%, respectively, of our revenues from sales of air data systems and related products.

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

  •
  airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

  •
  altitude alerter, which allow the pilot to select a desired cruising altitude that the aircraft will reach and maintain, and also provide warnings to pilots when an unacceptable deviation occurs.

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

        Engine and fuel displays are found in all aircraft and are vital to safe and proper aircraft flight. In addition, accurate conveyance of engine and fuel information is critical for monitoring of engine stress and maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

        We believe our engine and fuel displays are extremely reliable, and we have designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products have been installed on C-130H, DC-9, DC-10, P3 and A-10 aircraft.

Customers

        Our customers include, the United States government (including DoD and Homeland Security), ABX Air, American Airlines, The Boeing Company, Bombardier Aerospace, Cessna Aircraft Corporation, Federal Express Corporation, L-3 Spar Aerospace, Lockheed Martin Corporation, Northwest Airlines, Raytheon, Rockwell Collins, Marshalls of Cambridge, United Kingdom, and the Department of National Defense, Canada.

  Retrofit Market

        Historically, a majority of our sales have come from the retrofit market. Among other reasons, we have pursued the retrofit market specifically because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft. During fiscal year 2008 we derived 26% of our revenues from three retrofit customers, DoD, Federal Express and American Airlines. We derived 47% of our revenues during fiscal year 2007 from three retrofit customers, DoD, Eclipse and Western Aircraft.

        Updating an individual aircraft's existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

         Department of Defense and Defense Contractors.    We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing or Rockwell Collins, or a direct contract with the appropriate government agency such as the U.S. Air Force to satisfy its requirement for replacing Central Air Data Computers on its fleet of A-10 aircraft. The government's desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring the development of specially designed products, which are usually more costly and take longer to develop. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts described below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, we would be entitled to an equitable adjustment to the contract price and receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

         Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include, among others, American Airlines, Northwest Airlines, Air Canada, ABX Air and Federal Express. We sell these customers a range of products from flat panel display systems to air data systems.

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

OEM Market

        In fiscal 2008 the Company suspended work on the Eclipse VLJ program in line with the suspension of requirements from the OEM. Eclipse Aviation filed for Chapter 11 Bankruptcy on November 25, 2008.

        We also market our products to other original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to contractors manufacturing military jets. Customers of our products have included Bombardier (the manufacturer of Learjet), Gulfstream, Boeing, Raytheon, Piaggio and Lockheed.

Backlog

        As of September 30, 2008 and 2007, our backlog was $57.3 million and $70.4 million, respectively. The year over year decrease of $13.1 million or 19% was the result of $17.4 million in new business offset by $30.5 million of recognized revenue. Air Data product backlog increased by $3.3 million from September 2007, while Flat Panel Display Systems backlog as of September 30, 2008 decreased by $16.3 from September 30, 2007.

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

        We believe our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we offer a 24-hour hotline that customers can call for product repair or upgrade concerns. We employ field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request the customer return the product to us for repairs or upgrades at our facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround repair times average 15 days and turnaround upgrade times average 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

        In connection with our customer service program, we typically provide customers with a two-year warranty on new products. We also offer customers extended warranties of varying terms for additional fees.

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2008, 2007, and 2006 net sales outside the United States amounted to $1.7 million, $1.1 million and $2.8 million, respectively.

Government Regulation

        The manufacture and installation of our products in aircraft owned and operated in the United States is governed by FAA regulations. We maintain an FAA certified production facility. The most significant of the product and installation regulations focus on Technical Standard Order and Supplemental Type Certificate certifications. These certifications set forth minimum general standards a certain type of equipment should meet. As required, we deliver our product in accordance with FAA regulations.

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

Quality Assurance

        Product quality is of vital importance to our customers, and we have taken steps to enhance the overall quality of our products. We are ISO 9001 and AS 9100 certified. ISO 9001 and AS 9100 standards are an international consensus on effective management practices with the goal of ensuring a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. These standards allow us to represent to our customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and our quality control processes.

Our Competition

        The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than us. With respect to air data systems and related products, our principal competitors include Honeywell International Inc., Kollsman Inc., Rockwell Collins, Inc., Thales, and GE Aviation. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and GE Aviation. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases we may face competition in this area from additional companies in the future.

        We believe the principal competitive factors in markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        We rely on patents to protect our proprietary technology. As of September 30, 2008 the Company holds 19 U.S. patents and has 6 U.S. patent applications pending relating to our technology. In addition, we hold 16 international patents and have 30 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and calibration techniques while others cover technology relating to flat panel display systems and other aspects of our COCKPIT/IP™ solution. While we believe these patents have significant value in protecting our technology, we also believe the innovative skill, technical expertise and know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce. The company recently settled litigation related to a trade secret misappropriation as more fully described in Legal Proceedings, Item 3 of this report.

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

Our Employees

        As of September 30, 2008, we had 165 employees, 52 were in engineering, research and development, 78 in manufacturing and assembly operations, 9 in quality and 26 in selling and general administrative positions.

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

Executive Officers of the Registrant

        The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S.M. Hedrick	66	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	60	President
John C. Long	43	Chief Financial Officer

        Geoffrey S. M. Hedrick has been Chief Executive Officer since he founded IS&S in February 1988 through June 4, 2007 and was reappointed September 8, 2008. He has also been Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

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

        John C. Long has been Chief Financial Officer since January 2008. Prior to joining the Company, Mr. Long served in a variety of positions with Arrow International, Inc., including as Vice President from January, 2003 to January, 2008 as Treasurer from January, 2003 to October, 2007, as Secretary from April, 2004 to October, 2007 and as Assistant Treasurer from 1995 to January 2003. Prior to joining Arrow International, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown, Pennsylvania office of the accounting firm, Concannon, Gallagher, Miller & Co. Mr. Long also serves as a director and Audit Committee Chairman of D&E Communications, Inc., an integrated communications provider. Mr. Long received a B.S. in Accounting from Wilkes University and a MBA from Columbia University.

  Other

        The public may read and copy any materials filed by us with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as that file electronically with the SEC.

        Our primary website is http://www.innovative-ss.com. We make available, free of charge, at our corporate website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our web site is not incorporated as part of this annual report.

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

        During fiscal 2008, 2007, and 2006 we derived 77%, 53% and 38% of our revenues from the sale of flat panel display systems, respectively. We expect that revenues from our air data products will continue to decline as a percent of total sales as peak demand associated with the FAA's RVSM mandate has been accommodated. Our revenues and profitability will decrease if new products such as our Flat Panel Display Systems do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

         A global recession and continued credit tightening could adversely affect us.

        Concerns about a potential global recession and continued credit tightening, including failures of financial institutions has initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

  •
  Declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense programs in which we participate;

  •
  adverse impacts on our access to credit sources; and

  •
  supply problems associated with any financial constraints faced by our vendors.

        A portion of our sales have been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more frequent as tax revenues decline due to the continued weakening of general economic conditions.

         The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on our results of operations.

        Our revenue is concentrated with a limited number of customers. During fiscal year 2008 we derived 68% of revenues from four customers, American Airlines, DoD, Eclipse, and Federal Express. We derived 47% of revenue during fiscal year 2007 from three customers, DoD, Eclipse and Western Aircraft. We derived 47% of our revenues during fiscal year 2006 from five customers, ABX Air, Boeing, DoD, Department of National Defense-Canada, and Star Aviation. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers could have a material adverse effect on our revenue and results of operations. In addition, we continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could have a material adverse effect on our business, results of operations and financial condition.

        On November 25, 2008, Eclipse Aviation filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Given the early stages if the bankruptcy proceedings, it is unclear at this time what the precise impact the Eclipse's bankruptcy will have. The Company may not receive any payment on its pre-petition claims. In addition, Eclipse may choose to reject its contract with the Company, which could result in a larger pre-petition claim.

         Growth of our customer base could be limited by delays or difficulties in completing development and introduction of our planned products or product enhancements. If we fail to enhance existing products or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business will be adversely affected.

        Although historically a substantial majority of our revenues has come from sales of air data systems and related products, we currently spend a large portion of our research and development efforts in developing and marketing our flat panel display systems and complementary products. Our ability to grow and diversify our operations through introduction and sale of new products is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on market acceptance of and demand for our CIP and future products. We cannot be certain we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

         We rely on third party suppliers for components of our products, and any interruption in supply of these components could hinder our ability to deliver our products.

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

         Government contracts can be terminated by the government at any time and therefore may not result in sales.

        Our government retrofit projects are generally pursuant to either a direct contract with a government agency or a subcontract with a general contractor to a government agency. Each contract includes various federal regulations that impose certain requirements on us, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we would be entitled to an equitable adjustment to the contract price so we may receive the purchase price for items we have delivered and reimbursement for allowable costs we have incurred. Accordingly, because these contracts can be terminated, we cannot assure you that our government retrofit backlog will result in sales.

         We depend on key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

        Our success depends on the efforts, abilities and expertise of our senior management and other key personnel. There can be no assurance we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. Competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel.

        Our future success will depend in part on our ability to implement and improve our operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot assure you that after giving effect to our recent cost containment initiatives that our current and planned personnel levels, systems, procedures and controls will be adequate to support our future operations. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or enhance our relationships with existing customers.

         Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

        Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, including:

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

  •
  changes in our pricing policies or pricing policies of our competitors, and

  •
  costs related to possible acquisition of technologies or businesses.

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

        The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Kollsman, Inc., Honeywell International Inc., Rockwell Collins Inc., GE Aviation and L-3 Communications. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

         We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

        One of our strategies is to acquire businesses or technologies that complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the diversion of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate operations of acquired businesses into our operations. Once integrated, acquisitions may not perform as expected.

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

        We currently hold 19 U.S. patents and have 6 U.S. patent applications pending. In addition, we hold 16 international patents and have 30 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products. In addition, we have in the past and may continue in the future to incur significant legal and other costs in defense of our intellectual property.

         Potential lenders may have suffered losses related to the weakening economy and may not be able to provide us with needed financing.

        Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow or to obtain new financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing in the future.

Risks Related to Our Industry

         If we are unable to respond to rapid technological change, our products could become obsolete and our reputation could suffer.

        Future generations of air data systems, engine and fuel displays, and flat panel displays embodying new technologies or new industry standards could render our products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences and evolving industry standards. Our future success will depend on our ability to:

  •
  adapt to rapidly changing technologies;

  •
  adapt our products to evolving industry standards; and

  •
  develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

        Our future success will also depend on our developing high quality, cost-effective products and enhancements to our products that satisfy needs of customers and on our introducing these new technologies to the marketplace in a timely manner. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

        Our products are currently subject to direct regulation by the FAA, its European counterpart, the European Aviation Safety Administration (EASA), and other comparable organizations. Our products, as they relate to aircraft applications, must be approved by the FAA, EASA or other comparable organizations before they can be used in an aircraft. To be certified, we must demonstrate that our products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and the EASA are substantially similar, there is no formal reciprocity between the two systems. Accordingly, even though some of our products are FAA-approved, we may need to obtain approval from the EASA or other appropriate organizations to have them certified for installation outside the United States.

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

  •
  legal uncertainty regarding liability;

  •
  tariffs, trade barriers, and other regulatory barriers;

  •
  political and economic instability;

  •
  changes in diplomatic and trade relationships;

  •
  potentially adverse tax consequences;

  •
  the impact of recessions in economies outside the United States; and

  •
  variance and unexpected changes in local laws and regulations.

        Currently, all of our international sales are denominated in U.S. dollars. An increase in the dollar's value of the compared to other currencies could make our products less competitive in foreign markets. In the future, we may be required to conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our operating results.

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

Item 3.    Legal Proceedings.

        In the ordinary course of business, we are at times subject to various legal proceedings. Except with respect to the fees incurred in connection with the matters described below, we do not believe any current legal proceedings will have a material adverse effect on our results of operations or financial position.

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

        On December 18, 2007, the court entered a temporary injunction aimed at preventing further use of the Company's trade secret and proprietary information. On March 14, 2008, the judge presiding over the case heard the Company's claims for a permanent injunction as well as punitive and exemplary damages and attorneys' fees against Kollsman and the other defendants.

        On July 7, 2008, the court issued several rulings in the case. In the rulings, the court awarded damages, interest and fees in addition to the more than $6 million in compensatory damages awarded by the jury when it rendered its verdict in the case in November 2007. The additional awards bring the damages assessed against Kollsman, Inc. to a total or more than $23 million. The court also entered an order granting the Company's request for permanent injunctive relief.

        On August 27, 2008, the Company entered into a Settlement Agreement (the Settlement Agreement) with Kollsman, Inc. On August 29, 2008, the settlement became effective with respect to all claims filed by the Company and Kollsman against each other in the United States District Court for the Western District of Tennessee and a Consent Order was entered. Under the Settlement Agreement, all claims between the Company and Kollsman have been dismissed with prejudice, a final agreed injunction has been entered and the matter has been fully and finally mutually settled without any admission of guilt by either party. In addition, an agreed settlement payment of $17 million has been made by Kollsman to the Company.

        On October 9, 2008, Zachary and ZTI consented to the entry of judgment against and to a permanent injunction, which resulted in the conclusion of all claims with respect to those parties. On November 17, 2008, the court granted the Company's motion to dismiss its patent infringement claims against Caesar and J2, and dismissed Caesar and J2's counterclaims for noninfringement, invalidity and unenforceability because there was no longer a justifiable claim or controversy with respect to those counterclaims.

        On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

        Through September 30, 2008 and 2007 the Company has incurred approximately $13.6 million and $8.0 million, respectively, in legal fees in connection with the two matters discussed above.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the three months ended September 30, 2008.

 Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        Our common stock has been traded on the Nasdaq Stock Market, LLC under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal 2008		Fiscal 2007
Period	High	Low	High	Low
First Quarter	$22.20	$9.00	$18.19	$14.14
Second Quarter	12.61	7.73	27.21	16.01
Third Quarter	12.00	6.39	29.42	21.74
Fourth Quarter	9.18	4.52	23.99	14.26

        On December 5, 2008, there were 20 holders of record of the shares of outstanding common stock. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

        We paid a special cash dividend of $1.00 per share on September 29, 2008 on our common stock. The amounts necessary to pay the special dividend were funded in cash from the proceeds received in connection with the Company's settlement with Kollsman, Inc. We do not expect to declare or pay cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

        On February 21, 2008 the Company's Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. The program will remain in effect until February 21, 2009, unless extended by the Board of Directors. During fiscal year 2008 we purchased 173,000 shares of common stock under the program at a cost of $1.0 million, or an average market price of $6.06 per share. We financed these purchases through our available cash. We did not make any common stock repurchases during the fiscal year ended September 30, 2007. The following table sets forth the purchases made each month of the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2008	—	—	—	993,000
August 2008	—	—	—	993,000
September 2008	166,000	$5.97	166,000	827,000

Total	166,000		166,000

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

	9/03	9/04	9/05	9/06	9/07	9/08
Innovative Solutions and Support, Inc.	100.00	300.61	285.48	267.10	348.71	120.42
NASDAQ Composite	100.00	107.78	122.80	131.27	158.39	118.78
Russell 2000	100.00	118.77	140.09	154.00	173.00	147.94

*
$100 invested on 9/30/03 in stock or index—including reinvestment of dividends.
Fiscal year ending September 30.

        The graph above shows the cumulative shareholder return on $100 invested at the market close on September 30, 2003 through and including September 30, 2008, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the Nasdaq Composite Index and the Russell 2000 Index.

Item 6.    Selected Consolidated Financial Data.

        The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2008, 2007 and 2006 and the balance sheet data as of September 30, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2005 and 2004 and the balance sheet data as of September 30, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$30,533,311	$18,348,128	$16,721,967	$63,264,359	$46,099,777
Cost of sales	20,551,857	14,154,425	8,631,761	20,888,729	15,663,108

Gross profit	9,981,454	4,193,703	8,090,206	42,375,630	30,436,669
Research and development	10,304,279	5,180,360	6,749,426	6,057,889	4,811,156
Selling, general and administrative	22,306,016	15,840,255	9,863,758	8,898,622	7,567,959
Asset impairment	2,475,000	—	—	—	—

Total operating expenses	35,085,295	21,020,615	16,613,184	14,956,511	12,379,115
Operating income (loss)	(25,103,841)	(16,826,912)	(8,522,978)	27,419,119	18,057,554
Interest income, net	1,415,732	2,886,602	3,091,986	1,764,246	404,727
Other income	17,300,000	—	—	—	—

Income (loss) before income taxes	(6,388,109)	(13,940,310)	(5,430,992)	29,183,365	18,462,281
Income tax expense (benefit), net	1,509,139	(5,095,022)	(2,548,600)	10,598,563	6,530,084

Net income (loss)	$(7,897,248)	$(8,845,288)	$(2,882,392)	$18,584,802	$11,932,197

Net income (loss) per common share:
Basic	$(0.47)	$(0.52)	$(0.17)	$1.04	$0.69
Diluted	$(0.47)	$(0.52)	$(0.17)	$1.02	$0.67
Weighted average shares outstanding
Basic	16,887,049	16,865,028	17,388,524	17,873,780	17,400,380
Diluted	16,887,049	16,865,028	17,388,524	18,259,856	17,928,180

	As of September 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$35,031,932	$49,151,078	$62,984,829	$83,172,582	$65,867,167
Working capital	42,491,253	62,453,234	73,751,866	93,455,475	70,627,114
Total Assets	59,896,714	84,585,785	87,232,880	107,034,878	87,468,627
Debt and capital lease obligations, less current portion	4,362,725	4,382,542	4,339,587	4,248,113	4,255,681
Total shareholders' equity	59,896,714	70,733,779	78,201,353	97,866,098	75,454,987

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

        Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers. Our customers include the DoD and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we primarily have sold our products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

        Our cost of sales related to Engineering—modification and development (EMD) is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects.

        We intend to continue investing in the development of new products that complement our current product offerings and will expense associated research and development costs as they are incurred.

        Our selling, general and administrative expenses consist of sales, marketing, business development, professional services, and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting, and other general corporate expenses.

        We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers. Our customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad. Such conditions may cause our customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by our customers include but are not limited to general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn. If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, our revenues and results of operations will be adversely affected. However, we believe that in a declining economic environment customers that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for our products.

        On November 25, 2008, Eclipse Aviation filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Given the early stages if the bankruptcy proceedings, it is unclear at this time what the precise impact the Eclipse's bankruptcy will have. During the fiscal year ended September 30, 2008, Eclipse accounted for approximately 42% of the Company's overall revenues.

        During the fourth quarter of fiscal 2008, the Company took steps to limit its overall exposure to Eclipse, including by increasing the allowance for doubtful accounts and inventory obsolescence specifically for Eclipse by $4.1 million and $1.9 million, respectively. In response to the lost future revenues from Eclipse and the overall downward turn in the economy, the Company reduced its overall headcount by 52 people. The reductions affect most of the departments in the Company with the majority of the reductions coming from the engineering department. The Company expects to see a significant reduction in its overall headcount costs in fiscal 2009 as a result of these actions.

Results of Operations

  Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net sales.    Net sales increased $12.2 million or 66% to $30.5 million for fiscal 2008 from $18.3 million for fiscal 2007. Flat panel display system sales for fiscal 2008 grew by $13.9 million or 142% from fiscal 2007 while air data sales for fiscal 2008 declined by $1.7 million or 20% from fiscal 2007. The increase in net sales was the result of a $1.3 million increase in EMD flat panel display system sales associated with the Eclipse 500, Pilatus PC-12 and C-130 airplanes. The increase in product sales of $10.9 million for fiscal 2008 was the result of increased shipments of flat panel display systems associated with the Eclipse 500, and the 757/767 product sold to American Airlines and Federal Express as these programs moved from development into production. The decline in air data product sales was a result of variability in customer demand that is not directly attributable to any particular customer or specific product.

         Cost of sales.    Cost of sales increased $6.4 million or 45% to $20.6 million, or 67% of net sales, for fiscal 2008 from $14.2 million, or 77% of net sales, for fiscal 2007. The increase in the dollar amount was mainly due to increased volume and the establishment of an inventory reserve associated with the suspension of activity related to the Eclipse program (Eclipse Aviation filed under Chapter 11 of the US Bankruptcy Code on November 25, 2008), offset by a decrease in the direct costs associated with various EMD projects. The dollar amount of product cost of sales increased by $8.6 million or 96% in fiscal 2008 from fiscal 2007. On a percent to product sales basis the increase amounted to eight percentage points from the prior fiscal year.

         Research and development.    Research and development expenses increased $5.1 million, or 99% to $10.3 million, or 34% of net sales for fiscal 2008 from $5.2 million or 28% of net sales for fiscal 2007. The dollar increase was a result of a significant increase in staffing and other project costs in order to bring a variety of projects to completion in fiscal 2008. When you combine research and development expenses with EMD cost of sales, combined engineering research and development related expenses increased by $2.9 million or 29% to $13.3 million in fiscal 2008 from $10.4 million in fiscal 2007. The combined increase was due to increased salaries and associated benefits tied to employee additions, consultants and supplies.

         Selling, general and administrative expenses.    Selling, general and administrative expenses increased $6.5 million or 41% to $22.3 million, or 73% of net sales, for fiscal 2008 from $15.8 million, or 86% of net sales, for fiscal 2007. The increase in the dollar amount was principally due to the establishment of a bad debt reserve related to the Company's decision to suspend activity related to the Eclipse program (Eclipse Aviation filed under Chapter 11 of the US Bankruptcy Code on November 25, 2008) and expenses associated with the termination of the former CEO and the retirement of the former CFO.

         Interest (income) expense, net.    Net interest income decreased $1.5 million or 51% to $1.4 million for fiscal 2008 from $2.9 million for fiscal 2007. The net interest income decline in fiscal 2008 was due to lower average cash balances during the year.

         Other income.    Other income was $17.3 million for fiscal 2008 primarily as a result of the receipt of $17.0 million in proceeds related to the settlement of the Company's trade secret litigation and $0.3 million related to short-swing profit disgorgement proceeds from a shareholder.

         Income tax.    The income tax expense for fiscal 2008 was $1.5 million and the income tax benefit for fiscal 2007 was $5.1 million. The effective tax rate for fiscal 2008 was an expense of 24% and for fiscal 2007 the effective tax rate was a benefit of 37%. For fiscal 2008 there was no tax benefit due to the inability of the Company, per the provisions of FAS 109, to recognize the tax benefits associated with the current year pretax loss and the need to establish a valuation allowance to eliminate the book value of all deferred tax assets based upon the negative evidence that exists. The effective tax rate for fiscal 2007 differs from the statutory rate due to state tax expense, partially offset by the utilization of research and development tax credits.

         Net income (loss).    As a result of the factors described above, our net loss for fiscal 2008 was $7.9 million. The net loss for fiscal 2007 was $8.8 million. On a fully diluted basis, the loss per share of $0.47 for fiscal 2008 compares to a loss per share of $0.52 for fiscal 2007.

  Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Net sales.    Net sales increased $1.6 million or 10% to $18.3 million for fiscal 2007 from $16.7 million for fiscal 2006. Flat panel display system sales for fiscal 2007 grew by $3.4 million or 53% while air data sales for fiscal year 2007 declined by $1.8 million or 17% from fiscal 2006. The increase in net sales was the result of a $2.5 million increase in EMD flat panel display system sales associated with the Eclipse 500 and Boeing KDC10 airplanes. The increase in EMD sales more than offset a $0.9 million or 5% year over year decline in product sales that resulted because of a decline in demand for air data products as well as certification delays on hardware transitioning from development to production.

         Cost of sales.    Cost of sales increased $5.6 million or 64% to $14.1 million, or 77% of net sales, for fiscal 2007 from $8.6 million, or 51% of net sales, for fiscal 2006. The increase in the dollar amount and percent to sales was mainly due to higher EMD sales in fiscal 2007 as well as incurring higher cost on the Eclipse program, over and above the amount Eclipse paid the Company for system development. The dollar amount of product cost of sales increased by $1.0 million or 12% in fiscal 2007 from fiscal 2006. On a percent to product sales basis the increase amounted to nine percentage points from the prior fiscal year.

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

         Selling, general and administrative expenses.    Selling, general and administrative expenses increased $5.9 million or 60% to $15.8 million, or 86% of net sales, for fiscal 2007 from $9.9 million, or 59% of net sales, for fiscal 2006. The increase in both the dollar amount and percent to sales was principally due to legal and other fees relating to defense of our intellectual property.

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

Related-Party Transactions:

        The Company incurred legal fees of $129,000, $146,000 and $357,000 with a law firm that is a shareholder of the Company for the years ended September 30, 2008, 2007 and 2006, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm's investment in the Company.

        For the years ended September 30, 2008, 2007 and 2006, respectively, we incurred service fees of $67,000, $18,000 and $25,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and daughter of the Company's Chairman and Chief Executive Officer.

Liquidity and Capital Resources

        Our primary source of liquidity was cash flow generated in prior fiscal years. We require cash principally to finance inventory, payroll and accounts payable.

        Cash flow provided by operating activities was $4.2 million in fiscal 2008 as compared to $10.6 million used in operating activities in fiscal 2007. The $14.8 million difference was attributable to a $17.0 million legal settlement, a decrease in accounts receivable of $0.9 million (principally the Eclipse reserve) and a decrease of $6.9 million in the change in prepaid expenses and other assets partially offset by a $5.4 million decrease in the change in accounts payable. The Company had negative operating cash flow of $1.6 million in fiscal 2006 primarily as a result of the net operating loss realized.

        Cash used in investing activities was $0.6 million, $3.9 million and $0.7 million for fiscal year 2008, 2007, and 2006 and consisted of spending for licensing fees, production equipment and laboratory test equipment.

        Cash used in financing activities was $17.7 million for fiscal year 2008 and consisted primarily of the special dividend of $16.7 million paid along with share repurchases of $1.0 million. Cash provided by financing activities was $0.6 million for fiscal year 2007 and consisted primarily of proceeds from stock option exercises. Cash used in financing activities was $17.9 million for fiscal 2006. The primary use of cash for financing activities in fiscal year 2006 was attributable to share repurchases of $18.1 million.

        To accommodate future growth, in 2001 we purchased 7.5 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania, where we built a 44,800 square foot facility that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million, $4.3 million of which was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations.

        The IDB previously required the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of certain of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the defaulted covenants were modified. Effective November 30, 2007 prior loan agreement covenants were changed to only require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum Tangible Net Worth of $65.0 million. The lender, however, agreed on January 10, 2008 to discontinue the Tangible Net Worth covenant so that the only remaining requirement is that the Company maintain at all times unencumbered cash and marketable securities having a value of at least $20.0 million. As of September 30, 2008, the Company was in compliance with this requirement.

        Our future capital requirements depend on numerous factors, including market acceptance of our products (in particular flat panel display systems), the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our operations and expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow or to obtain new financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing in the future. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

        Our contractual obligations of as of September 30, 2008 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Interest on loan from Chester County Industrial Dev. Auth.(1)	$1,207,731	$172,533	$345,066	$345,066	$345,066
Principal on Chester County Industrial Loan	4,335,000	—	—	—	4,335,000
Operating Lease	39,065	39,065	—	—	—
Capital Leases, including interest	55,152	13,788	27,576	13,788	—
Puchase Obligations(2)	3,215,641	2,673,858	109,447	432,336	—

	$8,852,589	$2,899,244	$482,089	$791,190	$4,680,066

(1)
The interest on the Industrial Development Bond assumes the current rate of 3.98%. The interest rate set by the remarketing agent is consistent with 30-day tax-exempt commercial paper.

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments entered in the ordinary course of business vendors and subcontractors pertaining to fulfillment of our current order backlog.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Inflation

        We do not believe inflation had a material effect on our financial position or results of operations during the past three years, however, we cannot predict future effects of inflation.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's most critical accounting policies are revenue recognition, income taxes, inventory valuation, share-based compensation, and warranty reserves.

Revenue recognition

        The Company recognizes revenue under the provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104).

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

        The Company accounts for transactions with software that is more than incidental to the products under Statement of Position (SOP) 97-2. "Software Revenue Recognition" and EITF Issue 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." For Software arrangements that include multiple elements, revenue is allocated to the various elements, including post contract customer support (PCS), if applicable, based on vendor-specific objective evidence of fair value. Revenue for each element other than PCS is recognized when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller's price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. The portion of revenue allocated to PCS should be recognized as revenue ratably over the term of the PCS arrangement because PCS services are assumed to be provided ratably.

        Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We consider the nature of these contracts as well as the types of products and services provided when determining appropriate accounting treatment for a particular contract. We recognize our construction-type contracts using either the percentage-of-completion method or completed contract method of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; we use the competed contract method for all others.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Income taxes

        Income taxes are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        As required by SFAS 109, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        Effective October 1, 2007 (the first day of fiscal 2008), we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. We have elected to record any interest or penalties from the uncertain tax position as income tax expense (see Note 9).

        We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and we record a liability when we believe that it is probable that we will be assessed. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. We believe adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Inventories

        We value our inventory at the lower of cost (first-in, first-out) or market through the establishment of inventory reserves. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based upon assumptions about future market conditions. Our reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted future demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Share-based compensation

        Effective October 1, 2005 the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment" (SFAS 123R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, adoption of SFAS 123R's fair value method results in recording compensation costs under the Company's 1998 Stock Option Plan. We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option pricing model. Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

Warranty reserves

        We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for estimated costs of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affects warranty cost. If actual costs of warranties differs from our estimated amounts, future results of operations could be adversely affected.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which replaces SFAS No. 141, "Business Combinations." SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the DoD, government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results, and identifiable assets outside the U.S. are not significant.

        In fiscal year 2008, 2007, and 2006 net sales outside the United States amounted to $1.7 million, $1.1 million and $2.8 million respectively.

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

Innovative Solutions and Support, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective October 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 9, 2008

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2008	As of September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$35,031,932	$49,151,078
Accounts receivable, net	4,218,443	6,248,606
Inventories	9,361,257	9,363,795
Deferred income taxes	414,636	899,895
Prepaid expenses and other current assets	1,406,260	6,208,804

Total current assets	50,432,528	71,872,178

Property and Equipment:
Computers and test equipment	5,879,362	5,444,737
Corporate airplane	3,076,400	3,058,627
Furniture and office equipment	1,074,029	1,016,954
Manufacturing facility	5,576,536	5,557,048
Land	1,021,245	1,021,245

	16,627,572	16,098,611
Less-Accumulated depreciation and amortization	(7,669,226)	(6,721,274)

Net property and equipment	8,958,346	9,377,337

Deferred income taxes	—	328,060
Other assets	505,840	3,008,210

Total assets	$59,896,714	$84,585,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	2,349,981	4,077,789
Accrued expenses	5,130,463	4,670,832
Deferred revenue	450,923	660,415

Total current liabilities	7,941,275	9,418,944

Note payable	4,335,000	4,335,000

Long-term portion of capitalized lease obligations	37,633	47,542

Deferred revenue	114,075	50,520

Deferred income taxes	414,636	—

Other liabilities	249,969

Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2008 and 2007	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,177,024 and 18,161,172 shares issued at September 30, 2008 and 2007	18,177	18,161
Additional paid-in capital	45,767,960	44,607,993
Retained earnings	20,152,615	44,194,053
Treasury stock, at cost, 1,445,510 and 1,272,510, shares at September 30, 2008 and 2007	(19,134,626)	(18,086,428)

Total shareholders' equity	46,804,126	70,733,779

Total liabilities and shareholders' equity	$59,896,714	$84,585,785

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2008	2007	2006
Net sales:
Product	$25,946,917	$15,083,465	$15,940,721
Engineering—modification and development	4,586,394	3,264,663	781,246

Total net sales	30,533,311	18,348,128	16,721,967

Cost of sales
Product	17,584,314	8,968,939	8,006,406
Engineering—modification and development	2,967,543	5,185,486	625,355

Total cost of sales	20,551,857	14,154,425	8,631,761

Gross profit	9,981,454	4,193,703	8,090,206

Operating expenses:
Research and development	10,304,279	5,180,360	6,749,426
Selling, general and administrative	22,306,016	15,840,255	9,863,758
Asset impairment	2,475,000	—	—

Total operating expenses	35,085,295	21,020,615	16,613,184

Operating loss	(25,103,841)	(16,826,912)	(8,522,978)
Interest income	1,576,599	3,090,919	3,280,179
Interest expense	(160,867)	(204,317)	(188,193)
Other income	17,300,000	—	—

Loss before income taxes	(6,388,109)	(13,940,310)	(5,430,992)
Income taxes expense (benefit)	1,509,139	(5,095,022)	(2,548,600)

Net loss	$(7,897,248)	$(8,845,288)	$(2,882,392)

Net loss per common share:
Basic	$(0.47)	$(0.52)	$(0.17)

Diluted	$(0.47)	$(0.52)	$(0.17)

Weighted average shares outstanding:
Basic	16,887,049	16,865,028	17,388,524

Diluted	16,887,049	16,865,028	17,388,524

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2005	$18,047	$41,926,318	$55,921,733	$—	$97,866,098
Exercise of options to purchase common stock	25	408,779	—	—	408,804
Share-based compensation	—	655,351	—		655,351
Issuance of stock to directors	16	239,904	—	—	239,920
Purchase of treasury stock	—	—	—	(18,086,428)	(18,086,428)
Net loss	—	—	(2,882,392)	—	(2,882,392)

Balance, September 30, 2006	18,088	43,230,352	53,039,341	(18,086,428)	78,201,353
Exercise of options to purchase common stock	58	652,060	—	—	652,118
Share-based compensation	—	505,652	—	—	505,652
Issuance of stock to directors	15	219,929			219,944
Net loss	—	—	(8,845,288)	—	(8,845,288)

Balance, September 30, 2007	18,161	44,607,993	44,194,053	(18,086,428)	70,733,779
Exercise of options to purchase common stock	5	22,055	—	—	22,060
Share-based compensation		938,013	—	—	938,013
Issuance of stock to directors	11	199,899	—	—	199,910
Purchase of treasury stock	—	—	—	(1,048,198)	(1,048,198)
Cumulative effect of adoption of FIN 48	—	—	587,324	—	587,324
Dividends			(16,731,514)		(16,731,514)
Net loss	—	—	(7,897,248)	—	(7,897,248)

Balance, September 30, 2008	$18,177	$45,767,960	$20,152,615	$(19,134,626)	$46,804,126

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,509,139	$(8,845,288)	$(2,882,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,048,267	946,215	858,641
Share-based compensation expense:
Stock options	938,013	505,652	655,351
Nonvested stock awards	199,910	219,944	239,920
Tax benefit (expense) from share-based arrangements:
Stock options	10,497	162,985	227,965
Nonvested stock awards	(21,655)	(3,588)	(8,456)
Provision for losses on accounts receivable	4,077,319	—	—
Excess tax benefits from share-based payments arrangements	(11,424)	(154,873)	(44,504)
Loss on disposal of fixed assets	9,531	7,278	22,066
Excess and obsolete inventory expense	1,856,827	100,000	38,861
Asset impairment	2,475,000	—	—
Deferred income taxes	1,227,955	(635,096)	(272,756)
(Increase) decrease in:
Accounts receivable	(2,047,156)	(2,915,475)	2,146,805
Inventories	(1,854,289)	(2,997,639)	(2,593,391)
Prepaid expenses and other current assets	4,802,544	(2,143,108)	(35,348)
Other non current assets	(41,080)	(88,446)	—
Increase (decrease) in:
Accounts payable	(1,727,808)	3,718,971	53,302
Accrued expenses	1,046,955	1,548,291	(381,272)
Deferred revenue	(145,937)	(1,682)	344,504
Other non current liabilities	249,969	—	—

Net cash provided by (used in) operating activities	13,602,577	(10,575,859)	(1,630,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(573,357)	(1,276,508)	(456,528)
Purchases of other assets		(2,616,500)	(240,000)
Proceeds on sale of fixed assets	3,000

Net cash used in investing activities	(570,357)	(3,893,008)	(696,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33,218	492,721	189,295
Purchase of treasury stock	(1,048,198)	—	(18,086,428)
Dividend paid	(16,731,514)	—	—
Repayment of capitalized lease obligations	(9,909)	(12,478)	(7,892)
Excess tax benefits from share-based payments arrangements	11,424	154,873	44,504

Net cash (used in) provided by financing activities	(17,744,979)	635,116	(17,860,521)

Net decrease in cash and cash equivalents	(4,712,759)	(13,833,751)	(20,187,753)
Cash and cash equivalents, beginning of year	49,151,078	62,984,829	83,172,582

Cash and cash equivalents, end of year	$44,438,319	$49,151,078	$62,984,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$120,650	$164,091	$147,332

Cash paid for income taxes	$9,073	$—	$457,672

Cash received from income tax refund	$(5,107,269)	$(2,424,704)	$(3,278,844)

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

2. Concentrations:

  Major Customers and Products

        In fiscal 2008, 2007, and 2006 the Company derived 72%, 58%, and 47% of net sales from five customers, although not all the same customers in each year. Accounts receivable related to those top five customers was $2.3 million, $4.7 million, and $1.8 million for fiscal 2008, 2007, and 2006, respectively.

        The Company recorded sales with two customers that individually accounted for 42% and 10% of total sales for fiscal year 2008, three customers that individually accounted for 20%, 16% and 11% of net sales for fiscal year 2007 and one customer that accounted for 17% of net sales for fiscal year 2006.

        Sales of air data systems and components were 23%, 47%, and 62% of total sales for the years ended September 30, 2008, 2007, and 2006 respectively. Flat Panel sales were 77%, 53%, and 38% of net sales in the years ended September 30, 2008, 2007. and 2006 respectively. Sales to government contractors and agencies accounted for approximately 23%, 36%, and 51% of total sales during fiscal years 2008, 2007, and 2006, respectively.

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

        The Company has maintained a reserve for doubtful accounts in the amount of $4.1 million, $0 and $0.1 million for fiscal year 2008, 2007 and 2006, respectively. The large increase in the reserve for doubtful accounts in fiscal year 2008 was directly related to accounts receivable from Eclipse Aviation, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company's year end. There were no accounts receivable write-offs in fiscal 2008, 2007, and 2006, respectively.

3. Summary Of Significant Accounting Policies:

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

3. Summary Of Significant Accounting Policies: (Continued)

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

  Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2008 and 2007 consist of funds invested in money market accounts with financial institutions.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,
	2008	2007
Raw materials	$4,705,134	$6,420,184
Work-in-process	3,046,451	2,216,111
Finished goods	1,609,672	727,500

	$9,361,257	$9,363,795

        The growth in Finished goods is a result of contractual requirements to hold inventory prior to scheduled delivery.

  Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $1.0 million, $0.9 million and $0.8 million for the fiscal years ended September 30, 2008, 2007, and 2006.

  Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting

3. Summary Of Significant Accounting Policies: (Continued)

expected future cash flows. The Company recorded an asset impairment of $2.5 million, the full carrying value of previously acquired engineering software which is no longer part of the Company's product offering and will generate no future cash flows. No impairment charges were recorded in fiscal years 2007 and 2006.

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

        Sales related to certain long-term contracts requiring development and delivery of products over several accounting periods are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company considers the nature of these contracts as well as the types of products and services provided when determining the appropriate accounting treatment for a particular contract. The Company recognizes its construction-type contracts using either the percentage-of-completion method or completed contract method of accounting. The Company records sales relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the competed contract method for all others. Sales related to these types of contracts were $1.4 million, $3.3 million and $.8 million for fiscal years ended September 30, 2008, 2007, and 2006 respectively.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

  Warranty

        Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

3. Summary Of Significant Accounting Policies: (Continued)

  Income Taxes

        Income taxes are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. The Company files a consolidated United States federal income tax return (see Note 9).

        Effective October 1, 2007 (the first day of fiscal 2008), the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense (see Note 9).

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

  Fair Value of Financial Instruments

        The estimated fair value amounts presented in these consolidated financial statements were determined by the Company using available market information and appropriate methodologies. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt instruments. The carrying values of these assets and liabilities are considered to be representative of respective fair values based on pertinent information available to management as of September 30, 2008 and 2007.

  Stock-Based Compensation

        We account for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

3. Summary Of Significant Accounting Policies: (Continued)

  New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which replaces SFAS No. 141, "Business Combinations." SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS 141R applies prospectively, except for taxes, to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement.

4. Net Income (Loss) Per Share:

        Net income (loss) per share is calculated pursuant to SFAS No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted-average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

        There is no difference between basic weighted average shares outstanding and diluted weighted-average shares outstanding used to compute diluted EPS for fiscal years 2008, 2007 and 2006 because the Company is in a net loss position.

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. For the fiscal years ended September 30, 2008, 2007 and 2006, there were 750,608, 572,959 and 701,854 options to purchase common stock outstanding, respectively, that were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

5. Prepaid Expenses and Other Current Assets:

        Prepaid expenses consist of the following:

	September 30,
	2008	2007
Prepaid income taxes	$—	$5,017,794
Other	1,406,260	1,191,010

	$1,406,260	$6,208,804

6. Other Assets:

        Other assets consist of the following:

	September 30,
	2008	2007
Intangible assets, net of accumulated amortization of $89,950 and $36,000 at September 30, 2008 and 2007	$289,050	$2,820,500
Other	216,790	187,710

	$505,840	$3,008,210

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. During the fiscal year ended September 30, 2008, the Company recorded an asset impairment of $2.5 million, the full carrying value of previously acquired engineering software which is no longer part of the Company's product offering and will generate no future cash flows. No impairment charge was recorded in fiscal year 2007. Total amortization expense was $68,450 and $14,400 for the fiscal years ended September 30, 2008 and 2007, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

7. Accrued Expenses:

        Accrued expenses consist of the following:

	September 30,
	2008	2007
Salary, benefits and payroll taxes	$904,904	$603,565
Warranty	736,815	592,524
Income taxes payable	798,801	959,227
Professional fees	474,730	1,515,630
Reduction in workforce / Severance	904,163	—
Materials on order	467,759	137,245
Other	843,291	862,641

	$5,130,463	$4,670,832

During the fiscal year ended September 30, 2008, the Company incurred $904,163 in severance and other costs associated with the reduction in workforce and the September termination of its Chief Executive Officer.

8. Warranty:

        The Company provides for estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales in the financial statements. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from Company estimates, revisions to estimated warranty liability would be required.

8. Warranty: (Continued)

        Warranty cost and accrual information for the fiscal years ended September 30, 2008 and 2007:

	2008	2007
Warranty accrual at October 1,	$592,524	$617,116
Accrued expense for the fiscal year ended September 30	317,968	210,555
Warranty costs for the fiscal year ended September 30	(173,677)	(235,147)

Warranty accrual at September 30	$736,815	$592,524

9. Income Taxes:

        The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between financial reporting and tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss (NOL) carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

        Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2008	2007	2006
Current provision (benefit):
Federal	$236,170	$(4,463,302)	$(1,943,991)
State	(30,708)	3,377	—

	205,462	(4,459,925)	(1,943,991)

Deferred provision (benefit):
Federal	883,439	(639,263)	(158,789)
State	420,238	4,166	(445,820)

	1,303,677	(635,097)	(604,609)

	$1,509,139	$(5,095,022)	$(2,548,600)

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2008	2007	2006
Federal statutory tax rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	7.3%	0.0%	5.3%
Research and development tax credits	1.8%	5.1%	0.5%
Increase in valuation allowance	(74.5)%	—	—
Additional benefit from federal amended and carryback	6.3%	—	—
Other	1.5%	(2.6)%	6.1%

	(23.6)%	36.5%	46.9%

        In October of 2008, an extension of the Research and Experimentation ("R&E") tax credit was enacted into law. This retroactive extension is for amounts paid or incurred after December 31, 2007.

9. Income Taxes: (Continued)

The entire impact of this retroactive extension will be recognized in the first quarter of the fiscal year ending September 30, 2009 as required by SFAS 109.

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	September 30,
	2008		2007
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$77,920	$—	$45,504	$—
Reserves and accruals	3,172,061	237,460	657,250	198,456
Research and development credit	184,837		462,267
Software		596,469	—	—
NOL carryforwards—state	—	1,050,052	—	824,573
Stock options	—	687,353	—	362,894
Other	—	55,131	—	—

	3,434,818	2,626,465	1,165,021	1,385,923
Less: Valuation allowance	(3,002,107)	(2,295,589)	(246,325)	(293,032)

Deferred tax asset	432,711	330,876	918,696	1,092,891

Deferred tax liabilities:
Depreciation	—	(745,512)	—	(764,831)
Other	(18,075)	—	(18,801)	—

Deferred tax liability	(18,075)	(745,512)	(18,801)	(764,831)

Net deferred tax asset (liability)	$414,636	$(414,636)	$899,895	$328,060

        During the fiscal year ended September 30, 2007 the Company generated a federal net operating loss (NOL) of approximately $14.2 million. The NOL was carried-back to previous tax years and the Company received a refund of previously paid federal income tax of approximately $5.1 million during the quarter ended March 31, 2008. As of September 30, 2008, the Company had state net operating losses of $17.8 million which expire in varying amounts beginning in 2026. In addition, the Company has research and development tax credit carryforwards of approximately $214,049, which expire in varying amounts beginning 2027.

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the twelve months ended September 30, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years. SFAS 109 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company considered all available positive and negative evidence, including significant operating losses incurred in 2006 and 2007, continued operating losses in 2008, uncertainty as to the extent and timing of profitability in future periods, and ongoing tax planning strategies. Based on the weight of available evidence, the Company recorded a full valuation allowance against net deferred tax assets during the quarter ended March 31, 2008. There were no significant changes in management's judgment during the quarter ended September 30, 2008 and the Company continues to carry a full valuation allowance against its net deferred tax assets.

9. Income Taxes: (Continued)

        If realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to deferred tax assets would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions.

        The Company adopted provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on October 1, 2007. Previously, the Company accounted for tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". At the adoption date of October 1, 2007, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of implementation of FIN 48, the Company recognized a decrease of approximately $587,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

        The amount of unrecognized tax benefits as of October 1, 2007 was approximately $435,000, all of which, if ultimately recognized, would reduce the Company's annual effective tax rate.

        The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. During the fiscal year ended September 30, 2008, the Internal Revenue Service concluded an examination for tax years through September 30, 2006. The Company also files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

        The Company's policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $21,000 for the payment of interest, net of tax benefits, at September 30, 2008 ($27,000 at October 1, 2007). There is no accrual recorded for penalties.

        For the fiscal year ended September 30, 2008, the Company recognized a benefit of $6,000 of interest (net of federal impact) within income tax expense.

        Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

Balance at October 1, 2007	$435,000
Unrecognized tax benefits related to prior years	(125,000)
Unrecognized tax benefits related to the current year	72,000
Settlements	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(58,000)

Balance at September 30, 2008	$324,000

        It is not anticipated that unrecognized tax benefits taken regarding previously filed returns will change significantly over the next twelve months.

10. Notes Payable:

        The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company's new office and manufacturing facility. The loan matures in 2015 and

10. Notes Payable: (Continued)

carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule allowing the Company the option of forgoing any principal pay-down until such time the bonds expire in 2015. The Company has exercised its option not to pay-down the outstanding balance and accordingly, the balance of the notes payable will be due in 2015.

        The loan agreement previously required the Company to maintain certain financial covenants including a ratio of liabilities to earnings before interest, taxes and depreciation and amortization (EBITDA), fixed charge ratio and a minimum tangible net worth. As of June 30, 2006, the Company was in violation of certain of these financial covenants. The defaults were subsequently waived and an amendment to the agreement was entered into with the lender whereby the defaulted covenants were modified. Effective November 30, 2007 prior loan agreement covenants were changed to only require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum Tangible Net Worth of $65.0 million. The lender, however, agreed on January 10, 2008 to discontinue the Tangible Net Worth covenant so that the only remaining requirement is that the Company maintain at all times unencumbered cash and marketable securities having a value of at least $20.0 million.

        The interest cost related to this debt for fiscal years 2008 and 2007 was $117,000 and $164,000 respectively. The interest rate on this debt was 3.98% at September 30, 2008. The Company is also required to maintain a letter of credit in the amount of $5,000,000 covering the debt.

11. Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $172,000, $0 and $0 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

12. Share-Based Compensation:

        Effective October 1, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $1,138,000, $726,000 and $895,000 for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The total income tax (expense) benefit recognized in the statement of operations for share-based compensation arrangements was ($11,000), $265,000 and $420,000 for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company maintains the 1998 Stock Option Plan (the "Plan") and the 2003 Restricted Stock Plan (the "Restricted Plan"). These plans were approved by the Company's shareholders. The Plan expired on November 13, 2008.

Stock Options

        The Plan allows granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2008 no stock options have been granted to independent contractors or consultants under this Plan. Total compensation expense was $938,000, $506,000, and $655,000 for fiscal years ended September 30, 2008, 2007, and 2006 respectively. Incentive stock options granted under the Plan have exercise prices that must be at

12. Share-Based Compensation: (Continued)

least equal to fair value of the common stock on grant date. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. At September 30, 2008 there were 1,502,173 shares remaining and available for grant under the Plan, however the Plan expired on November 13, 2008 and no additional shares may be granted under the Plan after that date.

        Following is a summary of option activity under the Plan for fiscal years ended September 30, 2008, 2007, and 2006 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2005	594,253	$8.76
Granted	204,000	14.36
Exercised	(25,300)	7.48
Cancelled	(71,099)	13.70

Outstanding at September 30, 2006	701,854	$8.76
Granted	49,000	24.42
Exercised	(57,995)	8.50
Cancelled	(119,900)	14.79

Outstanding at September 30, 2007	572,959	$10.30
Granted	409,000	10.16
Exercised	(4,497)	7.31
Cancelled	(226,854)	11.88

Outstanding at September 30, 2008	750,608	$9.76	$250,455

Vested and expected to vest	735,848	$8.04	$250,455

Options exercisable at September 30, 2008	455,408	$8.04	$250,289

        The weighted-average grant date fair value of individual options granted during the fiscal years ended September 30, 2008, 2007 and 2006 was $5.05, $14.38 and $7.53, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2008, 2007 and 2006 were $33,000, $620,000 and $187,000, respectively.

        Following table summarizes information about stock options under the Plan at September 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2008	Weighted- Average Exercise Price
$— -$5.00	201,909	3.3	$4.22	201,909	$4.22
$5.01-$10.00	209,099	5.6	$7.82	121,599	$7.69
$10.01-$15.00	251,200	8.0	$11.70	88,000	$11.73
$15.01-$20.00	40,600	6.1	$16.84	30,500	$16.84
$20.01-$26.97	47,800	6.1	$25.53	13,400	$24.52

	750,608	6.3	$9.76	455,408	$8.04

12. Share-Based Compensation: (Continued)

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. Below are fair value assumptions used to record compensation expense for the period identified:

	Fiscal Year Ended September 30,
	2008	2007	2006
Expected dividend rate	—	—	—
Expected volatility	61.9%	64.4%	63.7%
Weighted average risk-free interest rate	2.1%	2.3%	2.4%
Expected lives (years)	8.00	8.62	8.41

        At September 30, 2008, there was approximately $1.6 million of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Non-vested Stock

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. It calls for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $200,000, $220,000 and $220,000 for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. The following outlines restricted stock awards for fiscal years ended September 30, 2008, 2007, and 2006:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2005	3,588	$16.68
Granted	15,738	15.25
Issued	(15,396)	15.58
Cancelled	(655)	15.25

Balance at September 30, 2006	3,275	$15.25
Granted	15,939	14.43
Issued	(15,056)	14.61
Cancelled	(693)	14.43

Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(11,355)	17.61
Cancelled	—	—

Balance at September 30, 2008	2,635	$19.00

13. Commitments and Contingencies:

  Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and implicit interest rate of 7.2%. The capitalized cost of $57,450 and related accumulated amortization of $22,816 and $8,207 have been included in property and equipment at September 30, 2008 and 2007 respectively. The balance due on these leases was $47,542 and $57,450 as of September 30, 2008 and 2007 respectively. Future payments, including interest relating to these leases are $13,788 annually for the next four years.

  Operating Leases

        Rent expense under operating leases totaled $196,000, $109,000 and $11,000 for the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008, future minimum payments related to all non-cancelable operating leases is $11,000 in fiscal 2009.

  Product Liability

        The Company has product liability insurance of $50,000,000, which management believes is adequate to cover potential liabilities that may arise.

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

        On December 18, 2007, the court entered a temporary injunction aimed at preventing further use of the Company's trade secret and proprietary information. On March 14, 2008, the judge presiding over the case heard the Company's claims for a permanent injunction as well as punitive and exemplary damages and attorneys' fees against Kollsman and the other defendants.

        On July 7, 2008, the court issued several rulings in the case. In the rulings, the court awarded damages, interest and fees in addition to the more than $6 million in compensatory damages awarded by the jury when it rendered its verdict in the case in November 2007. The additional awards bring the damages assessed against Kollsman, Inc. to a total or more than $23 million. The court also entered an order granting the Company's request for permanent injunctive relief.

13. Commitments and Contingencies: (Continued)

        On August 27, 2008, the Company entered into a Settlement Agreement (the Settlement Agreement) with Kollsman, Inc. On August 29, 2008, the settlement became effective with respect to all claims filed by the Company and Kollsman against each other in the United States District Court for the Western District of Tennessee and a Consent Order was entered. Under the Settlement Agreement, all claims between the Company and Kollsman have been dismissed with prejudice, a final agreed injunction has been entered and the matter has been fully and finally mutually settled without any admission of guilt by either party. In addition, an agreed settlement payment of $17 million has been made by Kollsman to the Company.

        On October 9, 2008, Zachary and ZTI consented to the entry of judgment against and to a permanent injunction, which resulted in the conclusion of all claims with respect to those parties. On November 17, 2008, the court granted the Company's motion to dismiss its patent infringement claims against Caesar and J2, and dismissed Caesar and J2's counterclaims for noninfringement, invalidity and unenforceability because there was no longer a justifiable claim or controversy with respect to those counterclaims.

        On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

        Through September 30, 2008 and 2007 the Company has incurred approximately $13.6 million and $8.0 million, respectively, in legal fees in connection with the two matters discussed above.

14. Related-Party Transactions:

        The Company incurred legal fees of $129,000, $146,000 and $357,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2008, 2007 and 2006, respectively. The fees paid and services rendered were comparable with the fees paid and services rendered prior to the law firm's investment in the Company.

        For the years ended September 30, 2008, 2007 and 2006, respectively, the Company incurred service fees of $67,000, $18,000 and $25,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and daughter of the Company's Chairman and Chief Executive Officer.

15. Quarterly Financial Data (unaudited):

        Summarized quarterly results of operations of the Company for the years ended September 30, 2008 and September 30, 2007 are presented below:

	Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,725,647	$6,824,360	$8,751,309	$10,221,995
Cost of sales	3,659,059	3,790,661	4,568,303	8,533,834
Gross profit	1,066,588	3,033,699	4,183,006	1,688,161
Operating loss	(6,599,986)	(4,477,323)	(4,795,875)	(9,230,657)
Net (Loss) Income	(4,121,941)	(7,060,157)	(4,288,871)	7,573,721
Net loss per common share
Basic	$(0.24)	$(0.42)	$(0.25)	$0.45
Diluted	$(0.24)	$(0.42)	$(0.25)	$0.45

15. Quarterly Financial Data (unaudited): (Continued)

	Year Ended September 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,428,648	$3,955,298	$5,844,405	$5,119,777
Cost of sales	2,033,945	3,018,028	3,639,235	5,463,217
Gross profit	1,394,703	937,270	2,205,170	(343,440)
Operating loss	(2,988,666)	(4,417,238)	(3,094,228)	(6,326,780)
Net loss	(1,098,444)	(2,359,146)	(1,350,857)	(4,036,841)
Net loss per common share
Basic	$(0.07)	$(0.14)	$(0.08)	$(0.24)
Diluted	$(0.07)	$(0.14)	$(0.08)	$(0.24)

        Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

16. Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. During fiscal 2008, 2007 and 2006 we derived 77%, 53% and 38%, respectively, of our revenues from the sale of Flat Panel Display Systems. During fiscal 2008, 2007, and 2006 we derived 23%, 47% and 62% respectively, of revenues from the sale of air data systems related products.

  Geographic Data

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. In fiscal year 2008, 2007 and 2006 net sales outside the United States amounted to $1.7 million, $1.1 million, and $2.8 million, respectively.

  Product Data

        Our current product line includes flat panel display systems and air data systems and components, During fiscal 2008, 2007 and 2006, the Company derived 77%, 53% and 38%, respectively, of its revenue from sales of flat panel display systems. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure.

        None

Item 9A.    Controls and procedures

(a)
An evaluation was performed under supervision and with participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over financial reporting

        Management of Innovative Solutions & Support, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on financial statements.

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

        As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of September 30, 2008 is effective.

        Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated December 9, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective October 1, 2007.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 9, 2008

PART III

Item 10.    Directors, executive officers and corporate governance.

        This information (other than information relating to executive officers included in Part I Item 1.) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement. We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our chief executive officer, our president and our chief financial officer. Our code of conduct is available on our Internet website, www.innovative-ss.com. Our code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to our code of conduct or waivers from provisions of the code for our directors and our officers will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Item 11.    Executive compensation.

        This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters.

        This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

  Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2008, including the 1998 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	753,243	$9.79	1,570,982
Equity compensation plans not approved by security holders	—	$—	—

	753,243	$9.79	1,570,982

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

        In the fiscal years ended September 30, 2008, 2007 and 2006, awards to our non-employee directors under the Plan were 11,355, 15,056 and 15,396 shares respectively.

Item 13.    Certain relationships and related transactions and Director independence.

        This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 14.    Principal accounting fees and services

        This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after close of our fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

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

  (3)
  The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1^	Articles of Incorporation of IS&S.
3.2^#	Bylaws of IS&S.
10.1*#	IS&S 1988 Incentive Stock Option Plan.
10.2*&	IS&S 1998 Stock Option Plan.
10.3*!	IS&S 2003 Restricted Stock Plan
10.4*@	Bond Purchase Agreement.
10.5*	Employment Agreement by and between IS&S and John C. Long dated January 28, 2008
10.6*	Employment Agreement by and between IS&S and Raymond J. Wilson dated January 24, 2008
10.7*%	Release Agreement by and between IS&S and Raymond J. Wilson dated November 10, 2008
10.8	Settlement Agreement by and between IS&S and Kollsman, Inc. dated August 27, 2008
10.9@	Reimbursement, Credit and Security Agreement.
10.11@	Trust Indenture.

Exhibit Number	Exhibit Title
10.12*†	Employment Agreement by and between Roman G. Ptakowski and IS&S dated March 29, 2003.
21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Amendment to the IS&S 1998 Stock Option Plan
99.2	Amendment to Reimbursement, Credit and Security Agreement dated November 29, 2002.
99.3	Amendment to Loan Documents dated March 30, 2004.
99.4	Third Amendment to Reimbursement, Credit and Security Agreement dated July 25, 2006.
99.5	Fourth Amendment to Reimbursement, Credit and Security Agreement dated January 29, 2007.
99.6	Fifth Amendment to Reimbursement, Credit and Security Agreement dated January 10, 2008.

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

!
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 26, 2004

%
Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S.M. HEDRICK Geoffrey S.M. Hedrick Chairman & Chief Executive Officer
Dated: December 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 11, 2008
/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski	President	December 11, 2008
/s/ JOHN C. LONG John C. Long	Chief Financial Officer (Principal Accounting Officer)	December 11, 2008
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 11, 2008
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 11, 2008
/s/ IVAN M. MARKS Ivan M. Marks	Director	December 11, 2008
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 11, 2008
/s/ ROBERT H. RAU Robert H. Rau	Director	December 11, 2008