Form 10-K/A
period 2008-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2008-12-19
CIK 836690

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

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K of Innovative Solutions and Support, Inc. and subsidiaries for the fiscal year ended September 30, 2008 (the "Form 10-K") is being filed for the purpose of correcting a typographical error in the "Net Loss" line item in the Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2008.

        This resulted in the need to also correct the related subtotals in the line items: "Net cash provided by (used in) operating activities," "Net decrease in cash and cash equivalents" and "Cash and cash equivalents, end of year" included in the Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2008 in Item 8 of the Form 10-K, as originally filed on December 11, 2008. There are no changes to the original Form 10-K other than those described above.

        This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 9, 2008

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2008	As of September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$35,031,932	$49,151,078
Accounts receivable, net	4,218,443	6,248,606
Inventories	9,361,257	9,363,795
Deferred income taxes	414,636	899,895
Prepaid expenses and other current assets	1,406,260	6,208,804

Total current assets	50,432,528	71,872,178

Property and Equipment:
Computers and test equipment	5,879,362	5,444,737
Corporate airplane	3,076,400	3,058,627
Furniture and office equipment	1,074,029	1,016,954
Manufacturing facility	5,576,536	5,557,048
Land	1,021,245	1,021,245

	16,627,572	16,098,611
Less—Accumulated depreciation and amortization	(7,669,226)	(6,721,274)

Net property and equipment	8,958,346	9,377,337

Deferred income taxes	—	328,060
Other assets	505,840	3,008,210

Total assets	$59,896,714	$84,585,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	2,349,981	4,077,789
Accrued expenses	5,130,463	4,670,832
Deferred revenue	450,923	660,415

Total current liabilities	7,941,275	9,418,944

Note payable	4,335,000	4,335,000

Long-term portion of capitalized lease obligations	37,633	47,542

Deferred revenue	114,075	50,520

Deferred income taxes	414,636	—

Other liabilities	249,969

Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, 10,000,000 shares authorized, $.001par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2008 and 2007	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,177,024 and 18,161,172 shares issued at September 30, 2008 and 2007	18,177	18,161
Additional paid-in capital	45,767,960	44,607,993
Retained earnings	20,152,615	44,194,053
Treasury stock, at cost, 1,445,510 and 1,272,510, shares at September 30, 2008 and 2007	(19,134,626)	(18,086,428)

Total shareholders' equity	46,804,126	70,733,779

Total liabilities and shareholders' equity	$59,896,714	$84,585,785

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,897,248)	$(8,845,288)	$(2,882,392)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,048,267	946,215	858,641
Share-based compensation expense:
Stock options	938,013	505,652	655,351
Nonvested stock awards	199,910	219,944	239,920
Tax benefit (expense) from share-based arrangements:
Stock options	10,497	162,985	227,965
Nonvested stock awards	(21,655)	(3,588)	(8,456)
Provision for losses on accounts receivable	4,077,319	—	—
Excess tax benefits from share-based payments arrangements	(11,424)	(154,873)	(44,504)
Loss on disposal of fixed assets	9,531	7,278	22,066
Excess and obsolete inventory expense	1,856,827	100,000	38,861
Asset impairment	2,475,000	—	—
Deferred income taxes	1,227,955	(635,096)	(272,756)
(Increase) decrease in:
Accounts receivable	(2,047,156)	(2,915,475)	2,146,805
Inventories	(1,854,289)	(2,997,639)	(2,593,391)
Prepaid expenses and other current assets	4,802,544	(2,143,108)	(35,348)
Other non current assets	(41,080)	(88,446)	—
Increase (decrease) in:
Accounts payable	(1,727,808)	3,718,971	53,302
Accrued expenses	1,046,955	1,548,291	(381,272)
Deferred revenue	(145,937)	(1,682)	344,504
Other non current liabilities	249,969	—	—

Net cash provided by (used in) operating activities	4,196,190	(10,575,859)	(1,630,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(573,357)	(1,276,508)	(456,528)
Purchases of other assets		(2,616,500)	(240,000)
Proceeds on sale of fixed assets	3,000

Net cash used in investing activities	(570,357)	(3,893,008)	(696,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33,218	492,721	189,295
Purchase of treasury stock	(1,048,198)	—	(18,086,428)
Dividend paid	(16,731,514)	—	—
Repayment of capitalized lease obligations	(9,909)	(12,478)	(7,892)
Excess tax benefits from share-based payments arrangements	11,424	154,873	44,504

Net cash (used in) provided by financing activities	(17,744,979)	635,116	(17,860,521)

Net decrease in cash and cash equivalents	(14,119,146)	(13,833,751)	(20,187,753)
Cash and cash equivalents, beginning of year	49,151,078	62,984,829	83,172,582

Cash and cash equivalents, end of year	$35,031,932	$49,151,078	$62,984,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$120,650	$164,091	$147,332

Cash paid for income taxes	$9,073	$—	$457,672

Cash received from income tax refund	$(5,107,269)	$(2,424,704)	$(3,278,844)

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

        The Company has maintained a reserve for doubtful accounts in the amount of $4.1 million, $0 and $0.1million for fiscal year 2008, 2007 and 2006, respectively. The large increase in the reserve for doubtful accounts in fiscal year 2008 was directly related to accounts receivable from Eclipse Aviation, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company's year end. There were no accounts receivable write-offs in fiscal 2008, 2007, and 2006, respectively.

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

7. Accrued Expenses:

        Accrued expenses consist of the following:

	September 30,
	2008	2007
Salary, benefits and payroll taxes	$904,904	$603,565
Warranty	736,815	592,524
Income taxes payable	798,801	959,227
Professional fees	474,730	1,515,630
Reduction in workforce/Severance	904,163	—
Materials on order	467,759	137,245
Other	843,291	862,641

	$5,130,463	$4,670,832

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

        Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2008	2007	2006
Current provision (benefit):
Federal	$236,170	$(4,463,302)	$(1,943,991)
State	(30,708)	3,377

	205,462	(4,459,925)	(1,943,991)

Deferred provision (benefit):
Federal	883,439	(639,263)	(158,789)
State	420,238	4,166	(445,820)

	1,303,677	(635,097)	(604,609)

	$1,509,139	$(5,095,022)	$(2,548,600)

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2008	2007	2006
Federal statutory tax rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	7.3%	0.0%	5.3%
Research and development tax credits	1.8%	5.1%	0.5%
Increase in valuation allowance	(74.5)%	—	—
Additional benefit from federal amended and carryback claims	6.3%	—	—
Other	1.5%	(2.6)%	6.1%

	(23.6)%	36.5%	46.9%

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

10. Notes Payable:

        The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the

10. Notes Payable: (Continued)

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

Stock Options

        The Plan allows granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. Through September 30, 2008 no stock options have been granted to independent contractors or consultants under this Plan. Total compensation

12. Share-Based Compensation: (Continued)

expense was $938,000, $506,000 and $655,000 for fiscal years ended September 30, 2008, 2007, and 2006 respectively. Incentive stock options granted under the Plan have exercise prices that must be at least equal to fair value of the common stock on grant date. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. At September 30, 2008 there were 1,502,173 shares remaining and available for grant under the Plan, however the Plan expired on November 13, 2008 and no additional shares may be granted under the Plan after that date.

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

12. Share-Based Compensation: (Continued)

        Following table summarizes information about stock options under the Plan at September 30, 2008:

Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Outstanding As of September 30, 2008		Weighted- Average Exercise Price	As of September 30, 2008	Weighted- Average Exercise Price
$ — – $ 5.00	201,909	3.3	$4.22	201,909	$4.22
$ 5.01 – $10.00	209,099	5.6	$7.82	121,599	$7.69
$10.01 – $15.00	251,200	8.0	$11.70	88,000	$11.73
$15.01 – $20.00	40,600	6.1	$16.84	30,500	$16.84
$20.01 – $26.97	47,800	6.1	$25.53	13,400	$24.52

	750,608	6.3	$9.76	455,408	$8.04

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

12. Share-Based Compensation: (Continued)

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

13. Commitments and Contingencies: (Continued)

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

14. Related-Party Transactions: (Continued)

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

16. Business Segments (Continued)

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

Exhibit Number	Exhibit Title
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ JOHN C. LONG John C. Long Chief Financial Officer
Dated: December 18, 2008