Form 10-Q
period 2008-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2009-02-06
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of February 4, 2009, there were 16,743,209 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2008

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$33,725,670	$35,031,932
Accounts receivable, net	6,871,967	4,218,443
Inventories	7,668,241	9,361,257
Deferred income taxes	346,581	414,636
Prepaid expenses and other current assets	1,249,384	1,406,260

Total current assets	49,861,843	50,432,528

Property and equipment, net	8,816,417	8,958,346

Other assets	460,010	505,840

Total assets	$59,138,270	$59,896,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	2,009,655	2,349,981
Accrued expenses	2,812,888	5,130,463
Deferred revenue	374,033	450,923

Total current liabilities	5,206,484	7,941,275

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	35,041	37,633
Deferred revenue	99,870	114,075
Deferred income taxes	346,581	414,636
Other liabilities	277,030	249,969

Total liabilities	10,300,006	13,092,588

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2008 and September 30, 2008	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,179,659 and 18,177,024 shares issued at December 31, 2008 and September 30, 2008	18,179	18,177
Additional paid-in capital	45,978,710	45,767,960
Retained earnings	21,976,001	20,152,615
Treasury stock, at cost, 1,445,510 shares at December 31, 2008 and September 30, 2008	(19,134,626)	(19,134,626)

Total shareholders’ equity	48,838,264	46,804,126

Total liabilities and shareholders’ equity	$59,138,270	$59,896,714

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2008	2007
Net sales:
Product	$8,889,118	$3,899,788
Engineering - modification and development	1,686,228	835,859
Total net sales	10,575,346	4,735,647
Cost of sales:
Product	4,995,094	2,770,099
Engineering - modification and development	260,079	888,960
Total cost of sales	5,255,173	3,659,059

Gross profit	5,320,173	1,076,588

Operating expenses:
Research and development	1,280,501	1,740,668
Selling, general and administrative	2,359,307	5,935,906
Total operating expenses	3,639,808	7,676,574

Operating income (loss)	1,680,365	(6,599,986)

Interest income	201,086	589,361
Interest expense	(35,474)	(50,539)
Other income	50,073	—
Income (loss) before income taxes	1,896,050	(6,061,164)

Income taxes expense (benefit)	72,664	(1,939,223)

Net income (loss)	$1,823,386	$(4,121,941)

Net income (loss) per common share:
Basic	$0.11	$(0.24)
Diluted	$0.11	$(0.24)

Weighted average shares outstanding:
Basic	16,734,149	16,893,547
Diluted	16,769,933	16,893,547

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended December 31 2008	For the Three Months Ended December 31 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,823,386	$(4,121,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Depreciation and amortization	259,530	245,239
Share-based compensation expense:
Stock options	143,644	129,136
Nonvested stock awards	50,089	50,000
Tax benefit from share-based arrangements:
Stock options	—	10,439
Nonvested stock awards	17,019	6,286
Excess tax benefits from share-based payments arrangements	—	(9,685)
(Gain) loss on disposal of property and equipment	260	(3,000)
Excess and obsolete inventory expense	557,312	—
Deferred income tax benefit	—	(448,586)
(Increase) decrease in:
Accounts receivable	(2,653,524)	1,139,366
Inventories	1,135,704	(273,435)
Prepaid expenses and other current assets	155,866	(1,540,588)
Other non current assets	3,000	(6,180)
Increase (decrease) in:
Accounts payable	(340,326)	1,014,465
Accrued expenses	(1,654,208)	(984,307)
Income taxes payable	(635,296)	—
Deferred revenue	(91,095)	(405,484)
Net cash used in operating activities	(1,228,639)	(5,198,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,031)	(158,549)
Proceeds on sale of property and equipment	—	3,000
Net cash used in investing activities	(75,031)	(155,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	14,933
Repayment of capitalized lease obligations	(2,592)	(2,414)
Excess tax benefits from share-based payments arrangements	—	9,685
Net cash (used in) provided by financing activities	(2,592)	22,204

Net decrease in cash and cash equivalents	(1,306,262)	(5,331,620)
Cash and cash equivalents, beginning of period	35,031,932	49,151,078

Cash and cash equivalents, end of period	$33,725,670	$43,819,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,374	$40,439
Cash paid for income tax	$690,942	$—
Cash received for income tax refunds	$—	$4,593

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of flat panel display systems, flight information computers and advanced monitoring systems for military, government, commercial air transport and corporate aviation markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2008 is derived from audited financial statements. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2008 and September 30, 2008 consist of funds invested in money market accounts with financial institutions.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years, respectively. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the quarter ended December 31, 2008 or 2007.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude as well as engine and fuel data measurements. The Company may also enters into sales arrangements for the provision of engineering and design services that do not result in the delivery of products.

For sales arrangements where software is not more than incidental, the Company identifies all goods and/or services that are to be delivered separately under the sales arrangement and allocates revenue to each deliverable based on relative fair values. In general, fair values are established based on the prices charged when sold separately by the Company, or based on pricing information in the marketplace for similar products or services. Deliverables typically include product design and development services, products, and may include maintenance services, extended warranties, or other deliverables. For sales arrangements that contain software that is more than incidental and which include multiple elements, revenue is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The allocated revenue for each deliverable is recognized using revenue recognition methods applicable to the specific deliverable.

The Company recognizes its engineering and design contracts using either the proportional performance method or completed performance method of accounting.  The Company records sales relating to these contracts using the proportional performance method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the competed performance method for all others.  Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable. Changes in estimates of profit or loss on contracts are included in earnings on a cumulative basis in the period the estimate is changed.

Revenue recognized related to product design and development services and related to the provision of engineering and design services is included in Engineering — Modification and Development (“EMD”) revenue on the accompanying consolidated statements of operations.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Warranty

Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

Income Taxes

Income taxes are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109), which principally utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company files a consolidated United States federal income tax return (see Note 3).

Effective October 1, 2007 (the first day of fiscal 2008), the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

Research and Development

Research and development charges incurred for product enhancements and future product development are recorded as expense as incurred. Product development and design charges incurred related to a specific customer agreement is charged to cost of sales — engineering modification and development.

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

Fair Value of Financial Instruments

The estimated fair value amounts of financial instruments presented in these consolidated financial statements were determined by the Company using available market information and appropriate methodologies. The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying values of these assets and liabilities are considered to be representative of respective fair values based on pertinent information available to management as of December 31, 2008 and September 30, 2008.

Stock-Based Compensation

The Company account for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Concentrations

Major Customers and Products

For the three months ended December 31, 2008, four customers accounted 66% of net sales on a combined basis, the largest customer accounted for 30% and the other three each accounted for approximately 12% of net sales. For the three months ended December 31, 2007, one customer accounted for 71% of net sales.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0 and $4.1 million, as of December 31, 2008 and September 30, 2008, respectively. The balance in the reserve for doubtful accounts at September 30, 2008 was directly related to accounts receivable from Eclipse Aviation, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company’s year end.  During the three months ended December 31, 2008 the Company wrote off the Eclipse Aviation receivable.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for de-recognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 effective October 1, 2007, which resulted in a decrease in the Company’s other non-current liabilities for unrecognized tax benefits of $587,000 (including interest and penalties of $30,000 and a corresponding increase in shareholders’ equity.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption did not have any impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption to have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010). The Company does not expect the adoption to have any impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk—related, and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact of the adoption of SFAS 161 on its financial statement disclosures.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective on November 15, 2008. The adoption did not have any impact on the Company’s financial statements.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	December 31, 2008	September 30, 2008

Raw materials	$3,927,421	$4,705,134
Work-in-process	2,496,918	3,046,451
Finished goods	1,243,902	1,609,672
	$7,668,241	$9,361,257

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2008	September 30, 2008

Revenue recognized not yet invoiced	$548,119	$747,789
Other	701,265	658,471
	$1,249,384	$1,406,260

Property and equipment

Property and equipment, net consists of the following balances:

	December 31, 2008	September 30, 2008

Computers and test equipment	$5,943,513	$5,879,362
Corporate airplane	3,082,186	3,076,400
Furniture and office equipment	1,074,029	1,074,029
Manufacturing facility	5,576,536	5,576,536
Land	1,021,245	1,021,245
	16,697,509	16,627,572
Less- Accumulated depreciation and amortization	(7,881,092)	(7,669,226)

	$8,816,417	$8,958,346

Depreciation and amortization related to property and equipment was approximately $217,000 and $237,000 for the three months ended December 31, 2008 and 2007, respectively.

Other assets

Other assets consist of the following:

	December 31, 2008	September 30, 2008

Intangible assets, net of accumulated amortization of $132,780 and $89,950 at December 31,2008 and September 30, 2008, repectively	$246,220	$289,050
Other	213,790	216,790
	$460,010	$505,840

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.

Total amortization expense was approximately $43,000 and $8,000 for the three months ended December 31, 2008 and 2007, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	December 31, 2008	September 30, 2008

Warranty (a)	$703,426	$736,815
Reduction in workforce / Severance (b)	594,164	904,163
Salary, benefits and payroll taxes	350,382	904,904
Professional fees	317,585	474,730
Materials on order	282,547	467,759
Income taxes payable	135,434	798,801
Other	429,350	843,291
	$2,812,888	$5,130,463

(a)          The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor, and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended December 31, 2008 is highlighted below:

Warranty accrual at September 30, 2008	$736,815
Accrued expense for the three months ended December 31, 2008	78,010
Warranty costs for the three months ended December 31, 2008	(111,399)
Warranty accrual at December 31, 2008	$703,426

(b)         The amount included in Reduction in workforce / Severance as of December 31, 2008 is severance relating to the former Chief Executive Officer.

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

Effective November 30, 2007 the loan covenants require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum Tangible Net Worth of $65.0 million.  The lender, however, agreed on January 10, 2008 to discontinue the Tangible Net Worth covenant so that the only remaining requirement is that the Company maintain at all times unencumbered cash and marketable securities having a value of at least $20.0 million.

The interest cost related to this debt for three months ending December 31, 2008 and 2007 was $25,000 and $39,000 respectively. The interest rate on this debt was 1.06% at December 31, 2008. The Company is also required to maintain a letter of credit in the amount of $4.4 million covering the debt.

3. Income Taxes

The income tax expense for the three months ended December 31, 2008 was $73,000 as compared to a benefit of $1.9 million for the three months ended December 31, 2007. The income tax expense for the three months ended December 31, 2008, was the result of positive forecasted earnings before income tax as compared to a forecasted loss before income tax resulting in an income tax benefit for the three months ended December 31, 2007.

The effective tax rate for the three months ended December 31, 2008 was 4%. The effective tax rate for the three months ended December 31, 2007 was a benefit of 32%. The effective tax rate differs from the statutory rate for the three months ended December 31, 2008 due to the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance, such amounts will be deductible for income tax purposes in the current year based on forecasted earnings.  Additionally, in each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

4. Capital Stock

At December 31, 2008, our Articles of Incorporation provide us the authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS No.123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $194,000 and $179,000 for the three months ended December 31, 2008 and 2007, respectively. The income tax benefit recognized in the statement of operations for share-based compensation arrangements was $17,000 and $57,000 for the three months ended December 31, 2008 and 2007, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders. The Plan expired on November 13, 2008.

Stock options

The Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. Through December 31, 2008, no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $144,000 and $129,000 for the three months ended December 31, 2008 and 2007, respectively.  Incentive stock options granted under the Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 3,389,000 shares of Common Stock for awards under the plan. The Plan expired on November 13, 2008 and no additional shares may be granted under the Plan after that date.

Stock repurchase program

On February 21, 2008 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. The program will remain in effect until February 21, 2009, unless extended by the Board of Directors.  We did not make any common stock repurchases during the three months ended December 31, 2008.  As of December 31, 2008 the maximum number of shares that may yet be purchased under this program was 827,000 shares.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of SFAS No. 128, Earnings Per Share.

For the three month periods ended December 31, 2008 and 2007, there were 440,000 and 569,000 options to purchase common stock outstanding, respectively, excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors including the following factors:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Company Overview

Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and sells flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude as well as engine and fuel data measurements.

Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers. Our customers include the United States Department of Defense (DoD) and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we primarily have sold our products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Our customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause our customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by our customers include but are not limited to general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, our revenues and results of operations will be adversely affected.  However, we believe that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for our products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since September 30, 2008. See also Note 1 to our unaudited condensed consolidated financial statements for the three month period ending December 31, 2008 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2008 AND 2007

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three months ended December 31,
	2008	2007
Net sales:
Product	84.1%	82.3%
Engineering - modification and development	15.9%	17.7%
Total net sales	100.0%	100.0%
Cost of sales
Product	47.2%	58.5%
Engineering - modification and development	2.5%	18.8%
Total cost of sales	49.7%	77.3%

Gross profit	50.3%	22.7%

Operating expenses:
Research and development	12.1%	36.8%
Selling, general and administrative	22.3%	125.3%
Total operating expenses	34.4%	162.1%

Operating income (loss)	15.9%	(139.4)%

Interest income	1.9%	12.4%
Interest expense	(0.3)%	(1.1)%
Other income	0.5%	0.0%
Loss before income taxes	17.9%	(128.0)%

Income taxes expense (benefit)	0.7%	(40.9)%

Net income (loss)	17.2%	(87.0)%

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Net sales. Net sales increased $5.8 million, or 123%, to $10.6 million for the three months ended December 31, 2008 from $4.7 million in the three months ended December 31, 2007. For the three months ended December 31, 2008, product sales increased $5.0 million and EMD sales increased $0.8 million from the same period in the prior year. The increase in product sales was primarily related to growth in flat panel display sales to various customers. The increase in EMD sales was primarily a result of several projects for a major customer that were completed during the quarter.

Cost of sales. Cost of sales increased $1.6 million or 44%, to $5.3 million, or 50% of net sales in the three months ended December 31, 2008 from $3.7 million, or 77 % of net sales in the three months ended December 31, 2007. The increase was primarily the result of the additional product sales during the quarter which account for $2.2 million of the increase and was offset by a $0.6 million decrease in EMD related costs.

Research and development. Research and development expense decreased $0.4 million or 26% to $1.3 million or 12% of net sales in the three months ended December 31, 2008 from $1.7 million or 37% of net sales in the three months ended December 31, 2007.  The decrease in research and development expense in the quarter was primarily due to the impact of the reduction in workforce that occurred in the fourth quarter of fiscal 2008 and a decrease in third-party subcontractors and other indirect costs.

Selling, general, and administrative. Selling, general and administrative expenses decreased $3.6 million, or 60%, to $2.4 million, or 22% of net sales in the three months ended December 31, 2008 from $5.9 million or 125% of net sales in the three months ended December 31, 2007. The decrease was primarily due to reduced legal fees incurred during the quarter. During the three months ended December 31, 2007 the Company incurred $3.5 million of legal fees in connection with litigation related to protecting its Intellectual Property.

Interest income. Interest income was $201,000 in the three months ended December 31, 2008 as compared $589,000 in the three months ended December 31, 2007. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as compared to the same period in the prior year as well as lower interest rates in the quarter as opposed to the same period in the prior year.

Interest expense. Interest expense was $35,000 in the three months ended December 31, 2008 as compared $51,000 in the three months ended December 31, 2007. The reduction was primarily due to the lower interest rates in effect during the period compared to the same period in the prior year.

Income tax expense (benefit). The income tax expense for the three months ended December 31, 2008 was $73,000 as compared to a benefit of $1.9 million for the three months ended December 31, 2007. The income tax expense for the three months ended December 31, 2008, was the result of positive forecasted earnings before income tax as compared to a forecasted loss before income tax resulting in an income tax benefit for the three months ended December 31, 2007.

The effective tax rate for the three months ended December 31, 2008 was 4%. The effective tax rate for the three months ended December 31, 2007 was a benefit of 32%. The effective tax rate differs from the statutory rate for the three months ended December 31, 2008 due to the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance, such amounts will be deductible for income tax purposes in the current year based on forecasted earnings.  Additionally, in each quarter the effective tax rate differs from the statutory rate due to the utilization of research and experimentation tax credits.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31, 2008	September 30, 2008
Cash and cash equivalents	$33,725,670	$35,031,932
Accounts receivable, net	$6,871,967	$4,218,443
Working capital	$44,655,359	$42,491,253
Current ratio	9.58	6.35
Deferred revenue	$473,903	$564,998
Total debt and other non-current liabilities	$5,003,560	$5,047,146

	Three Months Ended December 31,
	2008	2007
Cash flow activites:
Net cash used in operating activites	$(1,228,639)	$(5,198,275)
Net cash used in investing activites	(75,031)	(155,549)
Net cash (used in) provided by financing activites	(2,592)	22,204

Our main source of liquidity has been cash flows from prior years operations. We require cash principally to finance inventory, accounts receivable and payroll.

Operating activities

Our cash used in operating activities was $1.2 million for the three months ended December 31, 2008 as compared to $5.2 million for the three months ended December 31, 2007. The decrease was primarily due to a net income of $1.8 million for the three months ended December 31, 2008 versus a net loss of $4.1 million in the prior period. The cash used in operating activities during the three months ended December 31, 2008 was primarily due to an increase in accounts receivable, a decrease in accrued expenses, decrease in income taxes payable, and a decrease in accounts payable of $2.7 million, $1.7 million, $0.6 million and $0.3 million, respectively. This was partially offset by a decrease in inventories and prepaid expenses and other current assets of $1.1 million and $0.2 million, respectively.

Investing activities

Our cash used in investing activities was $75,000 for the three months ended December 31, 2008 and $155,000 for the three months ended December 31, 2007, primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash flow used in financing activities was $3,000 for the three months ended December 31, 2008 which consisted exclusively of repayments for capitalized lease obligations. Net cash flow provided by financing activities was $22,000 for the three months ended December 31, 2007, the primary source of cash was from proceeds from the exercise of stock options.

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

Effective November 30, 2007 the loan covenants require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum Tangible Net Worth of $65.0 million.  The lender, however, agreed on January 10, 2008 to discontinue the Tangible Net Worth covenant so that the only remaining requirement is that the Company maintain at all times unencumbered cash and marketable securities having a value of at least $20.0 million.

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

Backlog

As of December 31, 2008 and September 30, 2008, our backlog was $46.5 million and $57.3 million, respectively. The subsequent decrease in backlog primarily reflects steps taken by management during the quarter to re-evaluate certain customer bookings in light of the current economic environment and feasibility that these booking would result in actual revenues. Although we had no customer cancellations, we have de-booked approximately $6.0 million during the quarter ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2008 and September 30, 2008, we were not involved with any unconsolidated SPEs or VIEs.

We currently have a standby letter of credit of $4.4 million with PNC Bank, N.A. The stand by letter of credit is one of the requirements as part of the loan agreement with Chester County, Pennsylvania Industrial Development Authority.

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

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 7, 2007 the Company received a favorable jury verdict in its trade secret misappropriation case against Kollsman, Inc. (a subsidiary of Elbit Systems Ltd.), J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc. in the United States District Court for the Western District of Tennessee. The jury unanimously found that each of the defendants had misappropriated IS&S’s air data computer technology. The jury found that IS&S had suffered damages of just over $4.4 million in lost profits and $1.6 million in defendants’ net profits, for a total of over $6 million. The jury also found in favor of IS&S’s claims for breach of duty and contract, and unfair competition against J2 Inc., Joseph Caesar, James Zachary and Zachary Technologies, Inc.

On December 18, 2007, the court entered a temporary injunction aimed at preventing further use of the Company’s trade secret and proprietary information. On March 14, 2008, the judge presiding over the case heard the Company’s claims for a permanent injunction as well as punitive and exemplary damages and attorneys’ fees against Kollsman and the other defendants.

On July 7, 2008, the court issued several rulings in the case. In the rulings, the court awarded damages, interest and fees in addition to the more than $6 million in compensatory damages awarded by the jury when it rendered its verdict in the case in November 2007. The additional awards bring the damages assessed against Kollsman, Inc. to a total or more than $23 million. The court also entered an order granting the Company’s request for permanent injunctive relief.

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

On October 9, 2008, Zachary and ZTI consented to the entry of judgment against and to a permanent injunction, which resulted in the conclusion of all claims with respect to those parties. On November 17, 2008, the court granted the Company’s motion to dismiss its patent infringement claims against Caesar and J2, and dismissed Caesar and J2’s counterclaims for noninfringement, invalidity and unenforceability because there was no longer a justifiable claim or controversy with respect to those counterclaims.

On January 17, 2007 the Company filed suit in Pennsylvania state court against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6. Exhibits

(a)   Exhibits

10.7^@   Release Agreement by and between IS&S and Raymond J. Wilson dated November 10, 2008

31.1*       Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*       Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1†       Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

†   Furnished herewith

^   Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

@   Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 6, 2009	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER