Form 10-Q
period 2009-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2009-05-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2009, there were 16,727,269 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$37,518,990	$35,031,932
Accounts receivable, net	5,764,620	4,218,443
Inventories	5,945,812	9,361,257
Deferred income taxes	301,841	414,636
Prepaid expenses and other current assets	1,277,542	1,406,260

Total current assets	50,808,805	50,432,528

Property and equipment, net	8,681,807	8,958,346

Other assets	503,114	505,840

Total assets	$59,993,726	$59,896,714

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	1,638,298	2,349,981
Accrued expenses	2,805,843	5,130,463
Deferred revenue	241,509	450,923

Total current liabilities	4,695,558	7,941,275

Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	32,403	37,633
Deferred revenue	86,844	114,075
Deferred income taxes	301,841	414,636
Other liabilities	294,428	249,969

Total liabilities	9,746,074	13,092,588

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2009 and September 30, 2008	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,188,719 and 18,177,024 shares issued at March 31, 2009 and September 30, 2008, respectively	18,189	18,177
Additional paid-in capital	46,148,808	45,767,960
Retained earnings	23,323,531	20,152,615
Treasury stock, at cost, 1,470,510 and 1,445,510 shares at March 31, 2009 and September 30, 2008, respectively	(19,242,876)	(19,134,626)

Total shareholders’ equity	50,247,652	46,804,126

Total liabilities and shareholders’ equity	$59,993,726	$59,896,714

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net sales:
Product	$9,365,306	$6,212,973	$18,254,424	$10,112,761
Engineering - modification and development	1,100,420	611,387	2,786,648	1,447,246
Total net sales	10,465,726	6,824,360	21,041,072	11,560,007
Cost of sales:
Product	4,915,652	3,710,982	9,910,746	6,481,081
Engineering - modification and development	301,961	79,679	562,040	968,639
Total cost of sales	5,217,613	3,790,661	10,472,786	7,449,720

Gross profit	5,248,113	3,033,699	10,568,286	4,110,287

Operating expenses:
Research and development	1,610,687	2,776,576	2,891,188	4,517,244
Selling, general and administrative	2,272,080	4,734,446	4,631,387	10,670,352
Total operating expenses	3,882,767	7,511,022	7,522,575	15,187,596

Operating income (loss)	1,365,346	(4,477,323)	3,045,711	(11,077,309)

Interest income	97,227	441,779	298,313	1,031,140
Interest expense	(19,241)	(38,580)	(54,715)	(89,119)
Other income	—	300,000	50,073	300,000
Income (loss) before income taxes	1,443,332	(3,774,124)	3,339,382	(9,835,288)

Income tax expense	95,802	3,286,033	168,466	1,346,810

Net income (loss)	$1,347,530	$(7,060,157)	$3,170,916	$(11,182,098)

Net income (loss) per common share:
Basic	$0.08	$(0.42)	$0.19	$(0.66)

Diluted	$0.08	$(0.42)	$0.19	$(0.66)

Weighted average shares outstanding:
Basic	16,718,209	16,890,942	16,718,209	16,895,720

Diluted	16,718,215	16,890,942	16,735,645	16,895,720

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,170,916	$(11,182,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	521,097	504,594
Share-based compensation expense:
Stock options	277,026	459,417
Nonvested stock awards	100,099	99,974
Tax benefit from share-based arrangements:
Stock options	—	11,999
Nonvested stock awards	3,735	6,286
(Gain) loss on disposal of property and equipment	260	(3,000)
Excess and obsolete inventory expense	603,916	—
Deferred income taxes	—	1,227,955
(Increase) decrease in:
Accounts receivable	(1,546,177)	1,513,561
Inventories	2,811,529	(549,424)
Prepaid expenses and other current assets	127,708	5,144,476
Other non current assets	(80,534)	(6,180)
Increase (decrease) in:
Accounts payable	(711,683)	(1,213,095)
Accrued expenses	(1,759,631)	(627,730)
Income taxes payable	(519,521)	—
Deferred revenue	(236,645)	(295,616)
Net cash provided by (used in) operating activities	2,762,095	(4,908,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,557)	(428,248)
Proceeds on sale of property and equipment	—	3,000
Net cash used in investing activities	(161,557)	(425,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	39,379
Purchase of treasury shares	(108,250)	(57,178)
Repayment of capitalized lease obligations	(5,230)	(4,872)
Net cash (used in) provided by financing activities	(113,480)	(22,671)

Net increase (decrease) in cash and cash equivalents	2,487,058	(5,356,800)
Cash and cash equivalents, beginning of period	35,031,932	49,151,078

Cash and cash equivalents, end of period	$37,518,990	$43,794,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$34,700	$69,005
Cash paid for income tax	$704,486	$6,000
Cash received from income tax refunds	$25,115	$5,078,928

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2008 is derived from audited financial statements. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at March 31, 2009 and December 31, 2008 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2009 or 2008.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company  to design, develop, manufacture  and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s fair value.  The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services and product sales.  To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering — Modification and Development (“EMD”) Revenue amounts earned during the design and development phase of the contract following the guidance included in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

Single Element Arrangements —

Products -

To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of SAB 104.  The Company also receives orders for existing equipment and parts.  Revenue from the sale of such products is generally recognized upon shipment to the customer.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

  Engineering Services -

The Company also may enter into service arrangements to perform specified design and development services related to its products.  The Company recognizes revenue from these arrangements as Engineering — modification and development revenue, following the guidance included in SOP 81-1. The Company considers the nature of these service arrangements (including term, size of contract, level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others.

Warranty

Estimated cost to repair or replace products under warranty is provided when sales of product are recorded.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which principally utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company files a consolidated United States federal income tax return (see Note 3).

Effective October 1, 2007 (the first day of fiscal 2008), the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to cost of sales — engineering modification and development as the revenue related to the agreements are recognized.

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets.  Through March 31, 2009, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) in the first quarter of fiscal 2009 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets in non-active markets;

•                  Inputs other than quoted prices that are observable for the asset or liability; and

•                  Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurements on March 31, 2009
Quoted Prices in
Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$34,719,423	$—	$—

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Concentrations

Major Customers and Products

For the three months ended March 31, 2009, two of our customers, American Airlines and the United States Department of Defense accounted for 34% and 11% of net sales, respectively. During the six months ended March 31, 2009, two of our customers, American Airlines and Boeing accounted for 32% and 10% of net sales, respectively.

For the three and six months ended March 31, 2008, Eclipse Aviation Corp. (“Eclipse”) accounted for 49% and 58% of net sales, respectively.

Major Suppliers

The Company currently buys several of its components from single source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

During the three and six months ended March 31, 2009 one supplier, ABX Air Inc., Accounted for 37% and 31% of our total inventory related purchases, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base principally consists of companies within the aviation industry. The Company routinely requests advance payments from new customers.

The Company has maintained a reserve for doubtful accounts in the amount of $0 and $4.1 million, as of March 31, 2009 and September 30, 2008, respectively. The large balance in the reserve for doubtful accounts at September 30, 2008 was directly related to accounts receivable from Eclipse, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company’s fiscal year end.  During the three months ended December 31, 2008 the Company wrote off the entire Eclipse receivable against the previously established reserve.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this Statement may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption to have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010). The Company does not expect the adoption to have any impact on its financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective on November 15, 2008.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the class method as described by SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on October 1, 2010. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	March 31,	September 30,
	2009	2008

Raw materials	$3,389,685	$4,705,134
Work-in-process	1,245,094	3,046,451
Finished goods	1,311,033	1,609,672
	$5,945,812	$9,361,257

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2009	2008

Revenue recognized not yet invoiced	$727,338	$747,789
Prepaid Insurance	221,366	248,799
Deferred Engineering costs	76,555	—
Other	252,283	409,672
	$1,277,542	$1,406,260

Property and equipment

Property and equipment, net consists of the following balances:

	March 31, 2009	September 30, 2008

Computers and test equipment	$6,027,089	$5,879,362
Corporate airplane	3,082,186	3,076,400
Furniture and office equipment	1,074,029	1,074,029
Manufacturing facility	5,579,486	5,576,536
Land	1,021,245	1,021,245
	16,784,035	16,627,572
Less- Accumulated depreciation and amortization	(8,102,228)	(7,669,226)

	$8,681,807	$8,958,346

Depreciation and amortization related to property and equipment was approximately $221,000 and $249,000 for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and amortization related to property and equipment was approximately $438,000 and $487,000 for the six months ended March 31, 2009 and 2008, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2009	2008
Intangible assets, net of accumulated amortization of $173,210 and $89,950 at March 31, 2009 and September 30, 2008, respectively	$205,790	$289,050
Installation kits	118,660	118,660
Other	178,664	98,130
	$503,114	$505,840

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the six months ended March 31, 2009.

Total intangible amortization expense was approximately $40,000 and $4,000 for the three months ended March 31, 2009 and 2008, respectively. Total amortization expense for the six months ended March 31, 2009 and 2008 was $83,000 and $12,000, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2009	2008

Warranty (a)	$706,834	$736,815
Salary, benefits and payroll taxes	597,475	904,904
Reduction in workforce / Severance (b)	370,472	904,163
Professional fees	346,080	474,730
Income taxes payable	226,938	798,801
Materials on order	203,968	467,759
Other	354,076	843,291
	$2,805,843	$5,130,463

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

Warranty cost and accrual information for the three months ended March 31, 2009 is highlighted below:

Warranty accrual at December 31, 2008	$703,426
Accrued expense for the three months ended March 31, 2009	69,289
Warranty costs for the three months ended March 31, 2009	(65,881)
Warranty accrual at March 31, 2009	$706,834

Warranty cost and accrual information for the six months ended March 31, 2009 is highlighted below:

Warranty accrual at September 30, 2008	$736,815
Accrued expense for the six months ended March 31, 2009	147,299
Warranty costs for the six months ended March 31, 2009	(177,280)
Warranty accrual at March 31, 2009	$706,834

(b)         The amount included in Reduction in workforce / Severance as of March 31, 2009 is severance relating to the former Chief Executive Officer which is payable under the terms of the Release Agreement dated  November 10, 2008.

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

The interest cost related to this debt for three months ended March 31, 2009 and 2008 was $9,000 and $28,000, respectively. The interest cost related to this debt for six months ended March 31, 2009 and 2008 was $33,000 and $67,000 respectively. The interest rate on this debt was 0.8% at March 31, 2009. The Company is also required to maintain a letter of credit in the amount of $4.4 million covering the debt.

3. Income Taxes

The income tax expense for the three and six months ended March 31, 2009 was $96,000 and $168,000, respectively, as compared to $3.3 million and $1.3 million for the three and six months ended March 31, 2008. The decrease in the income tax expense is primarily due to the establishment of a full valuation allowance on net deferred tax assets as of the period ended March 31, 2008.  The establishment of the allowance as of March 31, 2008 caused the Company to recognize income tax expense for the three months ended March 31, 2008 relating to net deferred tax assets that are not likely to be realized.  The Company continues to maintain a full valuation allowance as of the period ended March 31, 2009 on its net deferred tax assets. In accordance with FAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the three months ended March 31, 2009 and 2008 were 7% and (87%), respectively.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the three months ended March 31, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during that quarter.

The effective tax rates for the six months ended March 31, 2009 and 2008 were 5% and (14%), respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

4. Capital Stock

At March 31, 2009, our Articles of Incorporation provide us the authority to issue 75,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Share-based compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS No.123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $183,000 and $380,000 for the three months ended March 31, 2009 and 2008, respectively. The tax impact for the three months ended March 31, 2009 and 2008 was a decrease in excess tax benefits, which are recorded to paid-in capital, of $13,000 and $0, respectively.

Total share-based compensation expense was $377,000 and $559,000 for the six months ended March 31, 2009 and 2008, respectively. The excess tax benefits recorded in additional paid-in capital for share-based compensation arrangements were $3,000 and $6,000 for the six months ended March 31, 2009 and 2008, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008 and no additional shares may be granted under the Plan after that date.   In addition, at the Annual Meeting of Shareholders of Innovative Solutions and Support, Inc. held on March 12, 2009, the shareholders of the Company approved the Company’s 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”).

Stock options

The 1998 Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. Through March 31, 2009, no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $133,000 and $330,000 for the three months ended March 31, 2009 and 2008, respectively. Total compensation expense was $277,000 and $459,000 for the six months ended March 31, 2009 and 2008, respectively.

Total compensation expense under the Restricted Plan was $50,000 for both the three months ended March 31, 2009 and 2008, respectively. Total compensation expense was $100,000 for both the six months ended March 31, 2009 and 2008, respectively. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as part of their compensation.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the 1998 Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company had reserved 3,389,000 shares of Common Stock for awards under the plan.

Incentive stock options granted under the 2009 Plan have exercise prices that must be at least equal to the fair value of the common stock on the date of grant. Nonqualified stock options granted under the 2009 Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company has reserved 1,200,000 shares of Common Stock for awards under the plan. The 2009 Plan expires on March 12, 2019.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights, Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either incentive stock or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2009 Plan are 1,200,000, all of which may be issued pursuant to awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based award under Section 162(m) of the Internal Revenue Code.

The 2009 Plan will terminate on the tenth anniversary of the 2009 Plan’s adoption by the Board, unless earlier terminated by the Board. Termination will not affect awards outstanding at the time of termination. The Board may amend, alter, suspend, discontinue or terminate the 2009 Plan without shareholder approval, provided that shareholder approval is required for any amendment which (i) would increase the number of shares subject to the 2009 Plan; (ii) would decrease the price at which Awards may be granted, or (iii) would require shareholder approval by law, regulation, or the rules of any stock exchange or automated quotation system.

No options were granted under the 2009 Plan during the six months ended March 31, 2009.

Stock repurchase program

On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the six months ended March 31, 2009. The program expired on February 21, 2009.

On February 22, 2009 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 22, 2010, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the three months ended March 31, 2009 we purchased 25,000 shares of common stock under the program at a cost of $108,250, or an average market price of $4.33 per share. We financed these purchases through our available cash.  The following table sets forth the purchases made under this new plan for each month of the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 2009					(a)

February 2009	—		—	1,000,000

March 2009	25,000	$4.33	25,000	975,000

	25,000		25,000

(a) The plan was not approved until February 2009.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of SFAS No. 128, Earnings Per Share.

For the three and six month periods ended March 31, 2009, there were 638,000 and 438,000 options to purchase common stock outstanding, respectively, excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

For both the three and six month periods ended March 31, 2008, there were 969,000 options to purchase common stock outstanding excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include the following:

•                  market acceptance of our flat panel display systems, or COCKPIT/IP™ system or other planned products or product enhancements;

•                  difficulties in developing and producing our COCKPIT/IP™ system or other planned products or product enhancements;

•                  continued market acceptance of our air data systems and products;

•                  the availability of government funding;

•                  our ability to gain regulatory approval of our products in a timely manner;

•                  delays in receiving components from third party suppliers;

•                  the competitive environment;

•                  the impact of general economic trends on our business;

•                  the bankruptcy or insolvency of one or more key customers;

•                  the deferral or termination of programs or contracts for convenience by customers;

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

Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers (“OEMs”). Our customers include the United States Department of Defense (“DoD”) and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we primarily have sold our products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Our cost of sales related to product sales is comprised of material components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments, and warranty costs.

Our cost of sales related to Engineering—modification and development (“EMD”) is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects that are billable under specific customer agreements.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since September 30, 2008. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six month period ended March 31, 2009 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2009 AND 2008

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending March 31,		Six Months Ending March 31,
	2009	2008	2009	2008
Net sales:
Product	89.5%	91.0%	86.8%	87.5%
Engineering - modification and development	10.5%	9.0%	13.2%	12.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	47.0%	54.4%	47.1%	56.1%
Engineering - modification and development	2.9%	1.2%	2.7%	8.4%
Total cost of sales	49.9%	55.5%	49.8%	64.4%

Gross profit	50.1%	44.5%	50.2%	35.6%

Operating expenses:
Research and development	15.4%	40.7%	13.7%	39.1%
Selling, general and administrative	21.7%	69.4%	22.0%	92.3%
Total operating expenses	37.1%	110.1%	35.8%	131.4%

Operating income (loss)	13.0%	(65.6)%	14.5%	(95.8)%

Interest income	0.9%	6.5%	1.4%	8.9%
Interest expense	(0.2)%	(0.6)%	(0.3)%	(0.8)%
Other income	0.0%	4.4%	0.2%	2.6%

Income (loss) before income taxes	13.8%	(55.3)%	15.9%	(85.1)%

Income taxes expense	0.9%	48.2%	0.8%	11.7%

Net income (loss)	12.9%	(103.5)%	15.1%	(96.7)%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net sales. Net sales increased $3.6 million, or 53.4%, to $10.5 million for the three months ended March 31, 2009 from $6.8 million in the three months ended March 31, 2008. For the three months ended March 31, 2009, product sales increased $3.1 million and EMD sales increased $0.5 million from the same period in the prior year. The increase in product sales was primarily related to growth in flat panel display sales to various customers. The increase in EMD sales was primarily a result of several projects for a major customer that were completed during the quarter.

Cost of sales. Cost of sales increased $1.4 million or 37.6%, to $5.2 million, or 49.9% of net sales in the three months ended March 31, 2009 from $3.8 million, or 55.6% of net sales in the three months ended March 31, 2008. The increase was primarily the result of the additional product sales during the quarter which accounted for $1.2 million of the increase as well as by a $0.2 million increase in EMD related costs.

Research and development. Research and development expense decreased $1.2 million or 42.0% to $1.6 million or 15.4% of net sales in the three months ended March 31, 2009 from $2.8 million or 40.7% of net sales in the three months ended March 31, 2008.  The decrease in research and development expense in the quarter was primarily due to a reduction in headcount related costs, a decrease in third-party subcontractors and an increase in deferred EMD related direct costs of $0.7 million, $0.4 million and $0.1 million, respectively. The significant research and development costs in the prior period primarily related to the Eclipse program that ended during the fourth quarter of fiscal year 2008. Since the termination of the Eclipse program the Company has reduced the total number of employees in the research and development department and has streamlined the research and development functions. However, the Company continues to invest in on-going research and development of our core products.

Selling, general, and administrative. Selling, general and administrative expenses decreased $2.5 million, or 52.0%, to $2.3 million, or 21.7% of net sales in the three months ended March 31, 2009 from $4.7 million or 69.4% of net sales in the three months ended March 31, 2008. The decrease was primarily due to a reduction in professional fees, specifically legal costs, as well as a decrease in headcount related costs of $1.5 million and $0.4 million respectively. During the three months ended March 31, 2008 the Company incurred $1.6 million of legal fees in connection with litigation related to protecting its Intellectual Property.

Interest income. Interest income was $97,000 in the three months ended March 31, 2009 as compared to $442,000 in the three months ended March 31, 2008. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as compared to the same period in the prior year as well as lower interest rates in the quarter as compared to the same period in the prior year.

Interest expense. Interest expense was $19,000 in the three months ended March 31, 2009 as compared to $39,000 in the three months ended March 31, 2008. The reduction was primarily due to lower interest rates in effect during the period compared to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $300,000 million in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense. The income tax expense for the three months ended March 31, 2009 was $96,000 as compared to $3.3 million for the three months ended March 31, 2008. The decrease in the income tax expense is primarily due to the establishment of a full valuation allowance on net deferred tax assets as of the period ended March 31, 2008.  The establishment of the allowance as of March 31, 2008 caused the Company to recognize income tax expense for the three months ended March 31, 2008 relating to net deferred tax assets that are not likely to be realized.  The Company continues to maintain a full valuation allowance as of the period ended March 31, 2009 on its net deferred tax assets. In accordance with FAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the three months ended March 31, 2009 and 2008 were 7% and (87%), respectively.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the three months ended March 31, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during that quarter.

Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Net sales. Net sales increased $9.5 million, or 82.0%, to $21.0 million for the six months ended March 31, 2009 from $11.6 million in the six months ended March 31, 2008. For the six months ended March 31, 2009, product sales increased $8.2 million and EMD sales increased $1.3 million from the same period in the prior year. The increase in product sales was primarily related to growth in flat panel display sales to various customers. The increase in EMD sales was primarily a result of several projects for major customers that were completed during the six months ended March 31, 2009.

Cost of sales. Cost of sales increased $3.0 million or 40.6%, to $10.5 million, or 49.8% of net sales in the six months ended March 31, 2009 from $7.4 million, or 64.4% of net sales in the six months ended March 31, 2008. The increase was primarily the result of the additional product sales during the six months ended March 31, 2009, which accounted for $3.4 million of the increase and was offset by a $0.4 million decrease in EMD related costs.

Research and development. Research and development expense decreased $1.6 million or 36.0% to $2.9 million or 13.7% of net sales in the six months ended March 31, 2009 from $4.5 million or 39.1% of net sales in the six months ended March 31, 2008.  The decrease in research and development expense in the six months ended March 31, 2009 was primarily due to a reduction in headcount related costs and a decrease in third-party subcontractors of $1.3 million and $0.9 million, respectively. This was offset by a decrease in deferred EMD costs of $0.7 million.

Selling, general, and administrative. Selling, general and administrative expenses decreased $6.0 million, or 56.6%, to $4.6 million, or 22.0% of net sales in the six months ended March 31, 2009 from $10.7 million or 92.3% of net sales in the six months ended March 31, 2008. The decrease was primarily due to a reduction in professional fees, specifically legal costs, as well as a decrease in headcount related costs of $4.8 million and $0.5 million respectively. During the six months ended March 31, 2008 the Company incurred $4.7 million of legal fees in connection with litigation related to protecting its intellectual property.

Interest income. Interest income was $298,000 in the six months ended March 31, 2009 as compared to $1.0 million in the six months ended March 31, 2008. The decrease in interest income was primarily the result of our reduced average cash balance during the six months ended March 31, 2009 as compared to the same period in the prior year as well as lower interest rates during the six months ended March 31, 2009 as opposed to the same period in the prior year.

Interest expense. Interest expense was $55,000 in the six months ended March 31, 2009 as compared to $89,000 in the six months ended March 31, 2008. The reduction was primarily due to lower interest rates in effect during the period compared to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $300,000 in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense. The income tax expense for the six months ended March 31, 2009 was $168,000 as compared to $1.3 million for the six months ended March 31, 2008. The decrease in the income tax expense is primarily due to the establishment of a full valuation allowance on deferred tax assets as of the period ended March 31, 2008.  The establishment of the allowance as of March 31, 2008 caused the Company to recognize income tax expense for the six months ended March 31, 2008 relating to net deferred tax assets that are not likely to be realized.  The Company continues to maintain a full valuation allowance as of the period ended March 31, 2009 on its net deferred tax assets. In accordance with FAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the six months ended March 31, 2009 and 2008 were 5% and (14%), respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the six months ended March 31, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31, 2009	September 30, 2008
Cash and cash equivalents	$37,518,990	$35,031,932
Accounts receivable, net	$5,764,620	$4,218,443
Working capital	$46,113,247	$42,491,253
Current ratio	10.82	6.35
Deferred revenue	$328,353	$564,998
Total debt and other non-current liabilities	$4,973,580	$5,047,146

	Six Months Ended March 31,
	2009	2008
Cash flow activites:
Net cash provided by (used in) operating activites	$2,762,095	$(4,908,881)
Net cash used in investing activites	(161,557)	(425,248)
Net cash used in financing activites	(113,480)	(22,671)

Our main source of liquidity has been cash flows from operating activities. We require cash principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $2.8 million for the six months ended March 31, 2009 as compared to cash used in operating activities of $4.9 million for the six months ended March 31, 2008. The improvement was primarily due to net income of $3.2 million for the six months ended March 31, 2009 versus a net loss of $11.2 million in the prior year period. Additionally, the cash provided by operating activities during the six months ended March 31, 2009 was impacted by decreases in inventories and prepaid expenses of $2.9 million and $0.1 million, respectively. This was offset by increases in accounts receivable and decreases in accounts payable, accrued expenses, income taxes payable and deferred revenues of $1.5 million, $0.7 million, $1.8 million, $0.5 million, and $0.2 million, respectively.

Investing activities

Cash used in investing activities was $162,000 for the six months ended March 31, 2009 and $425,000 for the six months ended March 31, 2008, which primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $113,000 for the six months ended March 31, 2009 which consisted of $108,000 for the repurchase of common stock and $5,000 for the repayment of capitalized lease obligations. Net cash used in financing activities of $23,000 for the six months ended March 31, 2008, primarily consisted of $57,000 for the repurchase of common stock, and a $5,000 repayment for capitalized lease obligations offset by proceeds from the exercise of stock options of $39,000.

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

Effective November 30, 2007 the loan covenants require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum tangible net worth of $65.0 million.  On January 10, 2008 the lender agreed to discontinue the tangible net worth covenant. As of March 31, 2009 the Company was in compliance with the remaining loan covenant.

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

Backlog

As of March 31, 2009 and September 30, 2008, our backlog was $39.4 million and $57.3 million, respectively. The subsequent decrease in backlog reflects steps taken by management during the six months ended March 31, 2009 to re-evaluate certain customer bookings in light of the current economic environment and likelihood that these bookings would result in actual revenues. Although we had no customer cancellations, we have de-booked approximately $6.5 million during the six months ended March 31, 2009. In consideration of the continually changing economic environment the Company’s management will continue to evaluate the realizability of the backlog.

Backlog activity for the six months ended March 31, 2009 (in thousands):

Balance at September 30, 2008	Additional Bookings	Recognized in Revenue	Adjustments	Balance at March 31, 2009

$57,373	$9,561	$(21,041)	$(6,470)	$39,423

Backlog activity for the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	Additional Bookings	Recognized in Revenue	Adjustments	Balance at March 31, 2009

$46,487	$3,678	$(10,466)	$(276)	$39,423

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2009 and September 30, 2008, we were not involved with any unconsolidated SPEs or VIEs.

We currently have a standby letters of credit of $4.4 million with PNC Bank, N.A. The stand by letter of credit is one of the requirements of the loan agreement with Chester County, Pennsylvania Industrial Development Authority.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day tax-exempt commercial paper. Assuming that the balances during the three and six months ending March 31, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in our variable interest rates would have affected interest income by approximately $92,000 and $176,000, respectively, and interest expense by approximately $69,000 and $76,000, respectively. This would result in a net impact on cash flows of approximately $23,000 and $100,000 for the three and six months ended March 31, 2009, respectively.

As the interest rates are variable, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On September 13, 2005 the Company filed a lawsuit in the United States District Court for the Western District of Tennessee against J2, Inc., a company founded and jointly owned by Joseph Cesar, a former employee of the Company, and James Zachary, a former sales consultant for the Company. The complaint alleged that the J2/Kollsman Air Data Computer then being marketed by J2 and manufactured by Kollsman, Inc. infringed a patent assigned to IS&S.

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

On July 7, 2008, the court issued several rulings in the case. In the rulings, the court awarded damages, interest and fees in addition to the more than $6 million in compensatory damages awarded by the jury when it rendered its verdict in the case in November 2007. The additional awards brought the damages assessed against Kollsman, Inc. to more than $23 million. The court also entered an order granting the Company’s request for permanent injunctive relief.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase program

On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the three months ended March 31, 2008. The program expired on February 21, 2009.

On February 22, 2009, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of our outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 22, 2010, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the three months ending March 31, 2009, we purchased 25,000 shares of common stock under the program at a cost of $108,250, or an average market price of $4.33 per share. We financed these purchases through our available cash.  The following table sets forth the purchases made under this new plan for each month of the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 2009					(a)

February 2009	—		—	1,000,000

March 2009	25,000	$4.33	25,000	975,000

	25,000		25,000

(a) The plan was not approved until February 2009.

Item 3.    Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on March 12, 2009.  The matters voted upon at the annual meeting and the results of the vote on such matters, is set forth below.

(1)   Election of Directors. The results of the vote tabulated at the meeting for the following two director nominees were as follows:

	Number of Shares
	Voted in Favor	Withheld
Geoffrey S.M. Hedrick	13,980,724	79,957
Winston J. Churchill	13,833,550	227,131

Ivan M. Marks’ and Robert H. Rau’s terms as directors continue until the 2010 annual meeting of shareholders. Glen R. Bressner’s and Robert E. Mittelstaedt, Jr.’s terms as directors continue until the 2011 annual meeting of shareholders.

(2) To approve the Company’s 2009 Stock-Based Incentive Compensation Plan. The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
7,015,304	1,882,025	6,422	5,156,930

(3) To ratify the appointment of Deloitte and Touche, LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009. The results of the vote tabulated at the meeting for the proposal were as follows (including broker non-votes):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
14,002,244	31,388	27,048	1

Item 5.    Other Information

None

Item 6. Exhibits

(a)   Exhibits

10.13^	2009 Stock-Based Incentive Compensation Plan, attached as Appendix A to the Proxy Statement filed with the Securities and Exchange Commission on January 28, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1†	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

†   Furnished herewith

^   Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 11, 2009	By:	/s/ JOHN C. LONG

JOHN C. LONG
CHIEF FINANCIAL OFFICER