Form 10-Q
period 2009-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2009-08-07
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, there were 16,736,329 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$39,307,938	$35,031,932
Accounts receivable, net	4,747,604	4,218,443
Inventories	5,495,720	9,361,257
Deferred income taxes	326,969	414,636
Prepaid expenses and other current assets	1,307,003	1,406,260
Total current assets	51,185,234	50,432,528
Property and equipment, net	8,605,705	8,958,346
Other assets	477,784	505,840
Total assets	$60,268,723	$59,896,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	1,016,477	2,349,981
Accrued expenses	2,403,137	5,130,463
Deferred revenue	180,309	450,923
Total current liabilities	3,609,831	7,941,275
Note payable	4,335,000	4,335,000
Long-term portion of capitalized lease obligations	29,717	37,633
Deferred revenue	73,818	114,075
Deferred income taxes	326,969	414,636
Other liabilities	226,074	249,969
Total liabilities	8,601,409	13,092,588

Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2009 and September 30, 2008	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,197,779 and 18,177,024 shares issued at June 30, 2009 and September 30, 2008, respectively	18,198	18,177
Additional paid-in capital	46,316,149	45,767,960
Retained earnings	24,575,843	20,152,615
Treasury stock, at cost, 1,470,510 and 1,445,510 shares at June 30, 2009 and September 30, 2008, respectively	(19,242,876)	(19,134,626)
Total shareholders’ equity	51,667,314	46,804,126
Total liabilities and shareholders’ equity	$60,268,723	$59,896,714

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales:
Product	$6,645,822	$7,178,212	$24,900,246	$17,290,973
Engineering - modification and development	1,113,478	1,573,097	3,900,126	3,020,343
Total net sales	7,759,300	8,751,309	28,800,372	20,311,316
Cost of sales:
Product	3,302,823	3,850,657	13,213,569	10,331,738
Engineering - modification and development	318,222	717,646	880,262	1,686,285
Total cost of sales	3,621,045	4,568,303	14,093,831	12,018,023

Gross profit	4,138,255	4,183,006	14,706,541	8,293,293

Operating expenses:
Research and development	1,287,397	3,221,698	4,178,585	7,738,942
Selling, general and administrative	1,840,571	3,282,183	6,471,958	13,952,535
Asset impairment	—	2,475,000	—	2,475,000
Total operating expenses	3,127,968	8,978,881	10,650,543	24,166,477

Operating income (loss)	1,010,287	(4,795,875)	4,055,998	(15,873,184)

Interest income	62,594	284,079	360,907	1,315,219
Interest expense	(19,798)	(33,064)	(74,513)	(122,183)
Other income	—	—	50,073	300,000
Income (loss) before income taxes	1,053,083	(4,544,860)	4,392,465	(14,380,148)
Income tax expense (benefit)	(199,228)	(255,989)	(30,762)	1,090,821
Net income (loss)	$1,252,311	$(4,288,871)	$4,423,227	$(15,470,969)

Net income (loss) per common share:
Basic	$0.07	$(0.25)	$0.26	$(0.92)
Diluted	$0.07	$(0.25)	$0.26	$(0.92)

Weighted average shares outstanding:
Basic	16,727,269	16,893,499	16,727,269	16,897,313
Diluted	16,750,308	16,893,499	16,746,631	16,897,313

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,423,227	$(15,470,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	767,849	761,666
Share-based compensation expense:
Stock options	395,006	809,792
Nonvested stock awards	150,110	149,940
Tax benefit from share-based arrangements:
Stock options	—	12,491
Nonvested stock awards	3,094	6,286
(Gain) loss on disposal of property and equipment	260	(3,000)
Excess and obsolete inventory expense	666,580	78,913
Asset Impairment	—	2,475,000
Deferred income taxes	—	1,227,955
(Increase) decrease in:
Accounts receivable	(529,160)	1,285,003
Inventories	3,198,957	(1,669,066)
Prepaid expenses and other current assets	98,247	4,933,932
Other non current assets	(74,534)	(6,180)
Increase (decrease) in:
Accounts payable	(1,402,254)	(1,135,941)
Accrued expenses	(2,032,173)	(976,452)
Income taxes payable	(718,039)	—
Deferred revenue	(310,871)	(218,236)
Other non current liabilities	—	223,893
Net cash provided by (used in) operating activities	4,636,299	(7,514,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(244,127)	(536,532)
Proceeds on sale of property and equipment	—	3,000
Net cash used in investing activities	(244,127)	(533,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	32,873
Purchase of treasury shares	(108,250)	(57,178)
Repayment of capitalized lease obligations	(7,916)	(7,372)
Net cash (used in) provided by financing activities	(116,166)	(31,677)
Net increase (decrease) in cash and cash equivalents	4,276,006	(8,080,182)
Cash and cash equivalents, beginning of period	35,031,932	49,151,078

Cash and cash equivalents, end of period	$39,307,938	$41,070,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44,488	$92,066
Cash paid for income tax	$704,486	$9,073
Cash received from income tax refunds	$25,115	$5,107,269
Noncash Investing Activities:
Accrual for purchases of property and equipment	$68,750	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2008 is derived from audited financial statements. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at June 30, 2009 and September 30, 2008 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2009.

During the nine months ended June 30, 2008 the Company recorded an asset impairment of $2.5 million, the full carrying value of the asset. The impairment was related to previously acquired engineering software which is no longer part of the Company’s product offering and will generate no future cash flows.

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

                Engineering Services -

The Company also may enter into service arrangements to perform specified design and development services related to its products.  The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in SOP 81-1. The Company considers the nature of these service arrangements (including term, size of contract, level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

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

Comprehensive Income

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets.  Through June 30, 2009, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurements on June 30, 2009
Quoted Prices in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,214,154	$0	$0

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) FAS 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Concentrations

Major Customers and Products

For the three months ended June 30, 2009, three of the Company’s customers, American Airlines, the United States Department of Defense and Western Aircraft, accounted for 24%, 21% and 13% of net sales, respectively. During the nine months ended June 30, 2009, two of the Company’s customers, American Airlines and the United States Department of Defense, accounted for 30% and 12% of net sales, respectively.

For the three months ended June 30, 2008, three of the Company’s customers, Eclipse Aviation Corp. (“Eclipse”), Federal Express and American Airlines accounted for 44%, 15% and 14% of net sales, respectively. For the nine months ended June 30, 2008 Eclipse accounted for 52% of net sales.

Major Suppliers

The Company currently buys several of its components from single source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

During the three and nine months ended June 30, 2009 one supplier, ABX Air Inc., accounted for 30% and 31% of the Company’s total inventory related purchases, respectively.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0 and $4.1 million, as of June 30, 2009 and September 30, 2008, respectively. The large balance in the reserve for doubtful accounts at September 30, 2008 was directly related to accounts receivable from Eclipse, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company’s fiscal year end.  During the three months ended December 31, 2008 the Company wrote off the entire Eclipse receivable against the previously established reserve.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the class method as described by SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on October 1, 2010. The Company does not expect the adoption to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 and the adoption had no impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted FAS 168 effective July 1, 2009, and will make the required disclosures beginning with the Company’s annual report on Form 10-K for the fiscal period ending September 30, 2009.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	June 30,	September 30,
	2009	2008
Raw materials	$3,389,403	$4,705,134
Work-in-process	965,066	3,046,451
Finished goods	1,141,251	1,609,672
	$5,495,720	$9,361,257

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2009	2008
Revenue recognized not yet invoiced	$741,115	$747,789
Prepaid insurance	172,827	248,799
Deferred engineering costs	105,517	—
Other	287,544	409,672
	$1,307,003	$1,406,260

Property and equipment

Property and equipment, net consists of the following balances:

	June 30, 2009	September 30, 2008

Computer equipment	$2,012,793	$1,960,664
Corporate airplane	3,082,186	3,076,400
Furniture and office equipment	1,074,029	1,074,029
Manufacturing facility	5,579,486	5,576,536
Test equipment	4,105,229	3,918,698
Land	1,021,245	1,021,245
	16,874,968	16,627,572
Less- Accumulated depreciation and amortization	(8,269,263)	(7,669,226)
	$8,605,705	$8,958,346

Depreciation and amortization related to property and equipment was approximately $227,000 and $241,000 for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization related to property and equipment was approximately $665,000 and $728,000 for the nine months ended June 30, 2009 and 2008, respectively.

                Other assets

Other assets consist of the following:

	June 30,	September 30,
	2009	2008
Intangible assets, net of accumulated amortization of $192,540 and $89,950 at June 30, 2009 and September 30, 2008, respectively	$186,460	$289,050
Installation kits	118,660	118,660
Other	172,664	98,130
	$477,784	$505,840

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the nine months ended June 30, 2009.

Total intangible amortization expense was approximately $19,300 and $10,100 for the three months ended June 30, 2009 and 2008, respectively. Total amortization expense for the nine months ended June 30, 2009 and 2008 was $102,600 and $22,100, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2009	2008
Warranty (a)	$704,559	$736,815
Salary, benefits and payroll taxes	500,118	904,904
Reduction in workforce / Severance (b)	256,218	904,163
Professional fees	302,959	474,730
Income taxes payable	96,774	798,801
Materials on order	92,778	467,759
Other	449,731	843,291
	$2,403,137	$5,130,463

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

Warranty cost and accrual information for the three months ended June 30, 2009 is highlighted below:

Warranty accrual at March 31, 2009	$706,834
Accrued expense for the three months ended June 30, 2009	46,887
Warranty costs for the three months ended June 30, 2009	(49,162)
Warranty accrual at June 30, 2009	$704,559

Warranty cost and accrual information for the nine months ended June 30, 2009 is highlighted below:

Warranty accrual at September 30, 2008	$736,815
Accrued expense for the nine months ended June 30, 2009	194,186
Warranty costs for the nine months ended June 30, 2009	(226,442)
Warranty accrual at June 30, 2009	$704,559

(b)         The amount included in Reduction in workforce / Severance as of June 30, 2009 is severance relating to the former Chief Executive Officer which is payable under the terms of the Release Agreement dated November 10, 2008.

Notes payable

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carries an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The loan agreement includes an optional redemption schedule allowing the Company the option of forgoing any principal pay-down until such time the bonds expire in 2015. The Company has exercised its option not to pay-down the outstanding balance and accordingly, the balance of the notes payable will be due in 2015. As of June 30, 2009 the fair value of the Company’s notes payable approximates its carrying value.

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

The interest cost related to this debt for three months ended June 30, 2009 and 2008 was $9,000 and $22,000 respectively. The interest cost related to this debt for nine months ended June 30, 2009 and 2008 was $42,000 and $89,000 respectively. The interest rate on this debt was 0.8% at June 30, 2009. The Company is also required to maintain a letter of credit in the amount of $4.4 million covering the debt.

The Company repaid this loan in full on August 3, 2009 for an aggregate payment of $4,335,000.

3. Income Taxes

The income tax benefit for the three and nine months ended June 30, 2009 was $199,000 and $31,000, respectively, as compared to an income tax benefit of $256,000 and an income tax expense of $1.1 million for the three and nine months ended June 30, 2008. The decrease in the income tax benefit for the three months ended June 30, 2009 and 2008 is due to a decrease in the FIN 48 liability upon the expiration of certain state statutes of limitations in the three months ended June 30, 2008.  The decrease in the income tax expense for the nine months ended June 30, 2009 is primarily due to the establishment of a full valuation allowance on net deferred tax assets as of the period ended March 31, 2008.  The establishment of the allowance as of March 31, 2008 caused the Company to recognize income tax expense in that period relating to net deferred tax assets that are not likely to be realized.  The Company continues to maintain a full valuation allowance on net deferred tax assets as of the period ended June 30, 2009 that are in excess of the amounts expected to be utilized in the current fiscal year. In accordance with SFAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the three months ended June 30, 2009 and 2008 were (19%) and 6%, respectively.  The effective tax rate differs from the statutory rate for the three months ended June 30, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the three months ended June 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the preceding quarter.

The effective tax rates for the nine months ended June 30, 2009 and 2008 were (1%) and (8%), respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

4. Capital Stock

At June 30, 2009, our Articles of Incorporation provide us the authority to issue 75,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.

Share-based compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS No.123(R), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $168,000 and $400,000 for the three months ended June 30, 2009 and 2008, respectively. The tax impact for the three months ended June 30, 2009 and 2008 was a decrease in excess tax benefits, which are recorded to paid-in capital, of $1,000 and $0, respectively.

Total share-based compensation expense was $545,000 and $960,000 for the nine months ended June 30, 2009 and 2008, respectively. The excess tax benefits recorded in additional paid-in capital for share-based compensation arrangements were $3,000 and $0 for the nine months ended June 30, 2009 and 2008, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”) and the 2003 Restricted Stock Plan (the “Restricted Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008 and no additional shares may be granted under the Plan after that date.   In addition, at the Annual Meeting of Shareholders of Innovative Solutions and Support, Inc. held on March 12, 2009, the shareholders of the Company approved the Company’s 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which is discussed below.

Stock options

The 1998 Plan provides for the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. Through June 30, 2009, no stock options have been granted to independent contractors or consultants under this Plan.  Total compensation expense was $118,000 and $350,000 for the three months ended June 30, 2009 and 2008, respectively. Total compensation expense was $395,000 and $810,000 for the nine months ended June 30, 2009 and 2008, respectively.

Total compensation expense under the Restricted Plan was $50,000 for both the three months ended June 30, 2009 and 2008. Total compensation expense was $150,000 for both the nine months ended June 30, 2009 and 2008. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as part of their compensation.

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

No options were granted under the 2009 Plan during the nine months ended June 30, 2009.

Stock repurchase program

On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. The program expired on February 21, 2009.  During the current fiscal year no shares were purchased under the plan prior to its expiration date.

On February 22, 2009 the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 22, 2010, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the nine months ended June 30, 2009 the Company purchased 25,000 shares of common stock under the program at a cost of $108,250, or an average market price of $4.33 per share. The Company financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month since its inception through June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 2009					(a)

February 2009	—		—	1,000,000

March 2009	25,000	$4.33	25,000	975,000

April 2009	—		—	975,000

May 2009	—		—	975,000

June 2009	—		—	975,000
	25,000	$4.33	25,000

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of SFAS No. 128, Earnings Per Share.

For the three and nine month periods ended June 30, 2009, there were 425,000 and 426,000 options to purchase common stock outstanding, respectively, excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

For both the three and nine month periods ended June 30, 2008, there were 928,000 options to purchase common stock outstanding excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

6. Subsequent Event

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 7, 2009.

On August 3, 2009 the Company repaid in full its loan from the Chester County, Pennsylvania Industrial Development Authority for an aggregate payment of $4,335,000.

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

Our cost of sales related to product sales is comprised of material and components purchased through our supplier base and direct in-house assembly labor and overhead costs. Many of the components we use in assembling our products are standard, although certain parts are manufactured to meet our specifications. The overhead portion of cost of sales is primarily comprised of salaries and benefits, building occupancy, supplies, and outside service costs related to our production, purchasing, material control and quality departments, and warranty costs.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since September 30, 2008. See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2009 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2009 AND 2008

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
	2009	2008	2009	2008
Net sales:
Product	85.6%	82.0%	86.5%	85.1%
Engineering - modification and development	14.4%	18.0%	13.5%	14.9%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	42.6%	44.0%	45.9%	50.9%
Engineering - modification and development	4.1%	8.2%	3.1%	8.3%
Total cost of sales	46.7%	52.2%	48.9%	59.2%

Gross profit	53.3%	47.8%	51.1%	40.8%

Operating expenses:
Research and development	16.6%	36.8%	14.5%	38.1%
Selling, general and administrative	23.7%	37.5%	22.5%	68.7%
Asset impairment	0.0%	28.3%	0.0%	12.2%
Total operating expenses	40.3%	102.6%	37.0%	119.0%

Operating income (loss)	13.0%	(54.8)%	14.1%	(78.1)%

Interest income	0.8%	3.2%	1.3%	6.5%
Interest expense	(0.3)%	(0.4)%	(0.3)%	(0.6)%
Other income	0.0%	0.0%	0.2%	1.5%
Income (loss) before income taxes	13.6%	(51.9)%	15.3%	(70.8)%

Income tax expense (benefit)	(2.6)%	(2.9)%	(0.1)%	5.4%

Net income (loss)	16.1%	(49.0)%	15.4%	(76.2)%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net sales. Net sales decreased $1.0 million, or 11.3%, to $7.8 million for the three months ended June 30, 2009 from $8.8 million in the three months ended June 30, 2008. For the three months ended June 30, 2009, product sales decreased approximately $0.6 million and EMD sales decreased approximately $0.4 million from the same period in the prior year. The decrease in product sales was primarily the result of the impact of a demand of a large customer that we defer a portion of a delivery of flat panel displays that had originally scheduled for the third quarter. We have been informed that the customer plans to accelerate modification rates by 2010, consuming the balance of fifty ship-sets already delivered and restoring our delivery schedule. We are currently in discussions with the customer to determine all future delivery dates. The decrease in EMD sales was primarily a result of the timing of completion of several projects.

Cost of sales. Cost of sales decreased $0.9 million or 20.7%, to $3.6 million, or 46.7% of net sales in the three months ended June 30, 2009 from $4.6 million, or 52.2% of net sales in the three months ended June 30, 2008. The decrease was primarily the result of the decrease in product sales during the quarter which accounted for $0.5 million of the decrease, as well as by a $0.4 million decrease in EMD related costs.

Research and development. Research and development expense decreased $1.9 million or 60.0% to $1.3 million or 16.6% of net sales in the three months ended June 30, 2009 from $3.2 million or 36.8% of net sales in the three months ended June 30, 2008.  The decrease in research and development expense in the quarter was primarily due to a reduction in headcount related costs and a decrease in cost from third-party subcontractors of $1.0 million and $1.1 million, respectively.  This was offset by an increase in deferred EMD related direct costs of $0.4 million. The significant research and development costs in the prior period primarily related to the Eclipse program that ended during the fourth quarter of fiscal year 2008. Since the termination of the Eclipse program the Company has reduced the total number of employees in the research and development department and has streamlined its research and development functions. However, the Company continues to invest in on-going research and development of our core products.

Selling, general, and administrative. Selling, general and administrative expenses decreased $1.4 million, or 43.9%, to $1.8 million, or 23.7% of net sales in the three months ended June 30, 2009 from $3.2 million or 37.5% of net sales in the three months ended June 30, 2008. The decrease was primarily due to a reduction in professional fees, specifically legal costs, as well as a decrease in headcount related costs of $0.5 million and $0.5 million respectively. During the three months ended June 30, 2008 the Company incurred $0.5 million of legal fees in connection with litigation related to protecting its Intellectual Property.

Interest income. Interest income was $63,000 in the three months ended June 30, 2009 as compared to $284,000 in the three months ended June 30, 2008. The decrease in interest income was primarily the result of our reduced average cash balance in the current quarter as compared to the same period in the prior year as well as lower interest rates in the quarter as compared to the same period in the prior year.

Interest expense. Interest expense was $20,000 in the three months ended June 30, 2009 as compared to $33,000 in the three months ended June 30, 2008. The reduction was primarily due to lower interest rates in effect during the period compared to the same period in the prior year.

Income tax expense (benefit). The income tax benefit for the three months ended June 30, 2009 was $199,000 as compared to $256,000 for the three months ended June 30, 2008.  The decrease in the income tax benefit for the three months ended June 30, 2009 is due to a decrease in the FIN 48 liability upon the expiration of certain state statutes of limitations in the three months ended June 30, 2008.  The Company continues to maintain a full valuation allowance as of the period ended June 30, 2009 on its net deferred tax assets. In accordance with FAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the three months ended June 30, 2009 and 2008 were (19%) and 6%, respectively.  The effective tax rate differs from the statutory rate for the three months ended June 30, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the three months ended June 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the preceding quarter.

Nine months ended June 30, 2009 Compared to the Nine months ended June 30, 2008

Net sales. Net sales increased $8.5 million, or 41.8%, to $28.8 million for the nine months ended June 30, 2009 from $20.3 million in the nine months ended June 30, 2008. For the nine months ended June 30, 2009, product sales increased $7.6 million and EMD sales increased $0.9 million from the same period in the prior year. The increase in product sales was primarily related to growth in flat panel display sales to various customers. The increase in EMD sales was primarily a result of several projects for major customers that were completed during the nine months ended June 30, 2009.  During the nine months ended June 30, 2008 $10.6 million or 52% of net sales pertained to one OEM customer, which declared bankruptcy.  Excluding these OEM sales the Company’s net sales would have increased $19.1 million or 197%.

Cost of sales. Cost of sales increased $2.1 million or 17.3%, to $14.1 million, or 48.9% of net sales in the nine months ended June 30, 2009 from $12.0 million, or 59.2% of net sales in the nine months ended June 30, 2008. The increase was primarily the result of the additional product sales during the nine months ended June 30, 2009, which accounted for $2.9 million of the increase and was offset by a $0.8 million decrease in EMD related costs.

Research and development. Research and development expense decreased $3.6 million or 46.0% to $4.2 million or 14.5% of net sales in the nine months ended June 30, 2009 from $7.7 million or 38.1% of net sales in the nine months ended June 30, 2008.  The decrease in research and development expense in the nine months ended June 30, 2009 was primarily due to a reduction in headcount related costs and a decrease in costs from third-party subcontractors of $2.3 million and $2.0 million, respectively, offset by an increase in deferred EMD costs of $1.1 million.

Selling, general, and administrative. Selling, general and administrative expenses decreased $7.5 million, or 53.6%, to $6.5 million, or 22.5% of net sales in the nine months ended June 30, 2009 from $14.0 million or 68.7% of net sales in the nine months ended June 30, 2008. The decrease was primarily due to a reduction in professional fees, specifically legal costs, as well as a decrease in headcount related costs of $5.3 million and $1.0 million respectively. During the nine months ended June 30, 2008 the Company incurred $5.4 million of legal fees in connection with litigation related to protecting its intellectual property.

Interest income. Interest income was $361,000 in the nine months ended June 30, 2009 as compared to $1.3 million in the nine months ended June 30, 2008. The decrease in interest income was primarily the result of our reduced average cash balance during the nine months ended June 30, 2009 as compared to the same period in the prior year as well as lower interest rates during the nine months ended June 30, 2009 as compared to the same period in the prior year.

Interest expense. Interest expense was $75,000 in the nine months ended June 30, 2009 as compared to $122,000 in the nine months ended June 30, 2008. The reduction was primarily due to lower interest rates in effect during the period compared to the same period in the prior year.

Other income. In March 2008, the Company received a payment of $300,000 in settlement of a claim against a shareholder for short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Income tax expense (benefit). The income tax expense (benefit) for the nine months ended June 30, 2009 was ($31,000) as compared to $1.1 million for the nine months ended June 30, 2008. The decrease in the income tax expense is primarily due to the establishment of a full valuation allowance on deferred tax assets as of the period ended March 31, 2008.  The establishment of the valuation allowance as of March 31, 2008 caused the Company to recognize income tax expense for the nine months ended June 30, 2008 relating to net deferred tax assets that are not likely to be realized.  The Company continues to maintain a full valuation allowance as of the period ended June 30, 2009 on its net deferred tax assets. In accordance with FAS 109 the Company will continue to evaluate the need for a full or partial valuation allowance on a quarterly basis.

The effective tax rates for the nine months ended June 30, 2009 and 2008 were (1%) and (8%), respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2009 due to:  1) the reversal of certain deductible temporary differences which at September 30, 2008 were offset by a valuation allowance; such items will be deductible for income tax purposes in the current fiscal year based on forecasted earnings, and 2) the utilization of research and experimentation tax credits.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30, 2009	September 30, 2008
Cash and cash equivalents	$39,307,938	$35,031,932
Accounts receivable, net	$4,747,604	$4,218,443
Working capital	$47,575,403	$42,491,253
Deferred revenue	$254,127	$564,998
Total debt and other non-current liabilities	$4,927,668	$5,047,146
Quick ratio	12.20	4.94
Current ratio	14.18	6.35

	Nine Months Ended June 30,
	2009	2008
Cash flow activites:
Net cash provided by (used in) operating activites	$4,636,299	$(7,514,973)
Net cash used in investing activites	(244,127)	(533,532)
Net cash used in financing activites	(116,166)	(31,677)

Our main source of liquidity has been cash flow from operating activities. We require cash principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $4.6 million for the nine months ended June 30, 2009 as compared to cash used in operating activities of $7.5 million for the nine months ended June 30, 2008. The improvement was primarily due to net income of $4.4 million for the nine months ended June 30, 2009 versus a net loss of $15.5 million in the prior year period. Additionally, the cash provided by operating activities during the nine months ended June 30, 2009 was impacted by decreases in inventories and prepaid expenses of $3.2 million and $0.1 million, respectively. This was offset by increases in accounts receivable and decreases in accounts payable, accrued expenses, income taxes payable and deferred revenues of $0.5 million, $1.4 million, $2.0 million, $0.7 million, and $0.3 million, respectively.

Investing activities

Cash used in investing activities was $244,000 for the nine months ended June 30, 2009 and $534,000 for the nine months ended June 30, 2008, which primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $116,000 for the nine months ended June 30, 2009 which consisted of $108,000 for the repurchase of common stock and $8,000 for the repayment of capitalized lease obligations. Net cash used in financing activities of $32,000 for the nine months ended June 30, 2008 primarily consisted of $57,000 for the repurchase of common stock and a $7,000 repayment for capitalized lease obligations, offset by proceeds from the exercise of stock options of $33,000.

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

Effective November 30, 2007 the loan covenants require the Company to maintain at all times unencumbered cash and marketable securities having a market value of at least $20.0 million and a minimum tangible net worth of $65.0 million.  On January 10, 2008 the lender agreed to discontinue the tangible net worth covenant. As of June 30, 2009 the Company was in compliance with the remaining loan covenant.

The Company repaid this loan in full on August 3, 2009 for an aggregate payment of $4,335,000.

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel and product line, and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financings or other arrangements to support more rapid expansion of our business than we now anticipate either through acquisitions or organic growth. Further, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, we may not be able to introduce new products or compete effectively in any of our markets, which could hurt our business.

Backlog

As of June 30, 2009 and September 30, 2008, our backlog was $39.0 million and $57.3 million, respectively. The subsequent decrease in backlog reflects steps taken by management during the nine months ended June 30, 2009 to re-evaluate certain customer bookings in light of the current economic environment and likelihood that these bookings would result in actual revenues. Although we had no customer cancellations, we have de-booked approximately $6.5 million during the nine months ended June 30, 2009. As noted earlier, a large customer deferred delivery of flat panel displays that had originally been scheduled for delivery in the third and fourth quarter of fiscal year 2009. The backlog associated with this customer has not been changed. In consideration of the continually changing economic environment the Company’s management will continue to evaluate the realizability of the backlog.

Backlog activity for the nine months ended June 30, 2009 (in thousands):

Balance at September 30, 2008	Additional Bookings	Recognized in Revenue	Adjustments	Balance at June 30, 2009

$57,373	$16,490	$(28,800)	$(6,475)	$38,588

Backlog activity for the three months ended June 30, 2009 (in thousands):

Balance at March 31, 2009	Additional Bookings	Recognized in Revenue	Adjustments	Balance at June 30, 2009

$39,423	$6,929	$(7,759)	$(5)	$38,588

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2009 and September 30, 2008, we were not involved with any unconsolidated SPEs or VIEs.

As of June 30, 2009, we had a standby letter of credit of $4.4 million with PNC Bank, N.A. The stand by letter of credit is one of the requirements of the loan agreement with Chester County, Pennsylvania Industrial Development Authority (“PIDA”).  Upon the repayment of the PIDA bond (see Note 6 to the condensed consolidated financial statements) we will no longer need to maintain this letter of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents and an industrial revenue bond. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate, while the industrial revenue bond carries an interest rate that is consistent with 30-day tax-exempt commercial paper. Assuming that the balances during the three and nine months ending June 30, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in our variable interest rates would have affected interest income by approximately $97,000 and $182,000, respectively, and interest expense by approximately $70,000 and $85,000, respectively. This would result in a net impact on cash flows of approximately $27,000 and $97,000 for the three and nine months ended June 30, 2009, respectively.

As the interest rates are variable, a change in interest rates earned on the cash equivalents or paid on the industrial revenue bond would impact interest income and expense along with cash flows, but would not impact the fair market value of the related underlying instruments.

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase program

On February 21, 2008, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the three months ended June 30, 2008. The program expired on February 21, 2009.

On February 22, 2009, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 22, 2010, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the nine months ending June 30, 2009, the Company purchased 25,000 shares of common stock under the program at a cost of $108,250, or an average market price of $4.33 per share. We financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month since adoption ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 2009					(a)

February 2009	—		—	1,000,000

March 2009	25,000	$4.33	25,000	975,000

April 2009	—		—	975,000

May 2009	—		—	975,000

June 2009	—		—	975,000
	25,000	$4.33	25,000

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 7, 2009	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER