Form 10-K
period 2009-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2009-12-14
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 31, 2009 (the last business day of the registrant's most recently completed second quarter) was approximately $53.7 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 04, 2009, there were 16,745,379 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed prior to January 28, 2010 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2009 Annual Report on Form 10-K

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

  •
  the impact of general economic trends on our business;

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

  •
  failure to retain/recruit key personnel;

  •
  continued market acceptance of our air data systems and products;

  •
  the availability of government funding;

  •
  delays in receiving components from third party suppliers;

  •
  the competitive environment;

  •
  the bankruptcy or insolvency of one or more key customers;

  •
  new product offerings from competitors;

  •
  protection of intellectual property rights;

  •
  our ability to service the international market; and

  •
  potential future acquisitions;

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

PART I

Item 1.    Business

Overview

        Innovative Solutions and Support, Inc. (the "Company," "IS&S" or "we") was founded in 1988. The Company designs, manufactures and sells Flat Panel Display Systems, Flight Information Computers and advanced monitoring systems to the Department of Defense (DoD), government agencies, defense contractors, commercial air transport carriers, original equipment manufacturers (OEMs), and corporate/general aviation markets. The Company is increasingly positioning itself as a system integrator; this capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added functionality such as electronic flight bags, charting and mapping systems into its Flat Panel Display System product line. Our strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for both the aviation industry and DoD. We believe this approach, combined with our industry experience, enables us to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over products offered by our competitors.

        For several years the Company has been working with advances in technology to provide pilots increasing amounts of information that enhance both the safety and efficiency of flying. These advances have come together in the Company's COCKPIT/IP™ (Cockpit Information Portal or CIP) or Flat Panel Display System product line that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and diverse functionality. The Company's Flat Panel Display System product line is suited to address market demand that we believe will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. We believe the transition to Flat Panel Display Systems as part of airplane retrofit requirements is underway. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (WAAS) approach qualified airports. Aircraft equipped with our Flat Panel Display System product line will be qualified to land at such airports, which we believe will further increase the demand for our products.

        In fiscal 2009, IS&S announced it began delivering a new product to the U.S. military; high resolution, 20 inch diagonal displays. These displays are used in the rear of the aircraft by tactical mission officers. The Company also initiated shipments of the Flat Panel Display System being marketed by Cessna as the "AdViz" cockpit upgrade solution for legacy Citation 500/501, 550/551, S550 and 560 aircraft. "AdViz" provides access to navigational aids such as XM Weather, navigation charts, remote radio tuning, and enhanced video all while improving reliability and reducing weight. IS&S received an amended Supplement Type Certificate (STC) on the PC-12 Flat Panel Display System for the WAAS program with Lateral and Vertical Precision Performance with a fully coupled auto-pilot. The company also received a Supplemental Type Certificate (STC) for RVSM Compliance of its PC-12 Flat Panel Display System in fiscal 2009.

        In fiscal 2008 IS&S announced an addition to its Cockpit/IP™ product line: the IS&S Vantage COCKPIT/IP™, an open architecture flat panel display system capable of interfacing with most third party avionics. The Vantage system can be retrofitted into a variety of airframes. The Company launched a Wide Area Augmentation System (WAAS) program with Lateral and Vertical Precision Performance with a fully coupled auto-pilot for its PC-12 Flat Panel Display System. WAAS capability allows PC-12 operators to fly precision approaches at smaller airports. This capability is also available on other aircraft platforms. IS&S received amended Supplemental Type Certificates (STC) for the Boeing 757/767 platform from the Federal Aviation Administration (FAA) adding increased functionality to the Cockpit/IP Flat Panel Display System. The Company increased the volume of work it is conducting for Homeland Security's Pilatus PC-12 and Lockheed Martin C-130 fleets.

Our Industry

        A wide range of information, including airspeed and altitude, is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as satellite based weather and ground terrain maps, are becoming available for display in cockpits. We believe aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

        There are three general types of flight data: aircraft heading and altitude information, flight critical aircraft control data and navigation data. Aircraft heading and altitude information includes aircraft speed, altitude and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity and other engine measurements. Navigation data includes radio position, flight management, Global Positioning System (GPS) and alternative source information; which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (RPM) and pressure within an aircraft's engines and other mechanical equipment. Alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

        Traditionally, flight data and other cockpit information were displayed on a series of separate analog instruments. In the early 1980s, digital displays using Cathode Ray Tubes (CRT) began to replace some individual analog instruments. The industry now offers high resolution color flat panels using active matrix liquid crystal displays (AMLCD) to replace traditional analog instruments or CRT displays. We expect that the ability to display more information in a space efficient and customized platform will become increasingly important if additional information, such as weather depiction maps, traffic information and surface terrain maps, become mandated by regulation or demanded by pilots. Accordingly, we believe flat panel displays, which can integrate and display a "suite" of information, will increasingly replace individual instruments and CRTs as the method for delivering and ordering information displayed in cockpits.

        Equipment data, such as engine and fuel related information, were traditionally displayed on conventional analog instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft's cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to increased obsolescence problems and normal wear-and-tear. As information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel instruments to replace older or non-functioning instruments. Increasingly, operators are beginning to replace their individual instrument clusters with integrated Flat Panel Display Systems.

        As the skies and airports are becoming more crowded, the aviation industry and regulators are concentrating on new technologies, procedures and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. The Company believes that flat panel displays are the best method to handle these and future requirements.

Strategy

        Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

  •
  Retrofit focus.  We believe offering cockpit avionics upgrades for existing aircraft is of great interest in today's economic environment. Retrofitting an aircraft with the Flat Panel Display System is cost effective compared to acquisition of a new aircraft and yet can provide the same functionality. When the economy returns to more robust levels, lead times to acquire new aircraft lengthen and demand for retrofits continue as operators update their existing fleets to provide needed lift capacity.

  •
  Establishing leadership in the flat panel display market.  We expect that over the next several years, many aircraft will be retrofitted with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, we believe flat panel displays will increasingly replace individual analog and digital instruments and CRTs. We also believe our COCKPIT/IP™ has significant benefits over flat panel displays currently offered by competitors, including lower cost, larger size, reduced weight, enhanced viewing angles and a broad array of functions. Our patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance and utility to the owner/operator. Accordingly, we believe these advantages will allow us to generate significant revenues from our COCKPIT/IP™ and increase market share. Demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will fuel this growth.

  •
  Continuing our engineering and product development successes.  We developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. Our COCKPIT/IP™ is an example of our ability to engineer products through the selective application of non-avionic technology. Our research and development expenses were $5.3 million, $10.3 million and $5.2 million for fiscal years ended September 30, 2009, 2008 and 2007, respectively.

  •
  Maintaining our leadership in air data markets.  We believe we are one of the largest suppliers of air data products to the U.S. retrofit market. Significant demand remains to retrofit aging aircraft with newer, more advanced and more supportable air data systems. Additionally upgrading business jets with higher performance engines is driving a need for more sophisticated air data products supplied by us.

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

  •
  Expanding our international presence.  We plan to increase our international sales by adding sales and marketing personnel and foreign offices. As large flat panel displays become more prevalent, we believe European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing demand for large flat panel displays.

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

Our Products

        Our current line of products includes:

  Flat Panel Display Systems

        In recent years color flat panel displays have been introduced into aircraft cockpits. Flat panel displays are Liquid Crystal Display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data. During fiscal 2009, 2008 and 2007 we derived 75%, 77% and 53% respectively, of our total revenues from sales of Flat Panel Display Systems.

        We developed a Flat Panel Display System that can replace conventional analog and digital displays currently used in a cockpit and can display additional information that is not now commonly displayed in the cockpit. Our COCKPIT/IP™ is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, and alternative source information. As technology and information delivery systems further develop, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. We designed our COCKPIT/IP™ to be capable of displaying information generated from a variety of sources, including our Reduced Vertical Separation Minimum (RVSM) air data system, engine and fuel instrumentation, and third-party data and information products.

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

  Air Data Systems and Components

        Our air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. The functionality of our air data systems use advanced sensors to gather air pressure data and use customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude. During fiscal 2009, 2008, and 2007 we derived 25%, 23%, and 47%, respectively, of our total revenues from sales of air data systems and related products.

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

        We believe our air data engine and fuel displays are extremely reliable, and we have designed them to be programmable to adapt easily without major modification to most modern aircraft. Our products have been installed on C-130H, DC-9, DC-10, P-3, F-16 and A-10 aircraft.

Customers

        Our customers include the United States government (including DoD and Homeland Security), ABX Air, American Airlines, The Boeing Company, Bombardier Aerospace, Cessna Aircraft Corporation, Federal Express Corporation, L-3 Communication, Lockheed Martin Corporation, Raytheon, Rockwell Collins, Marshalls of Cambridge, United Kingdom, and the Department of National Defense, Canada.

  Retrofit Market

        Historically, a majority of our sales have come from the retrofit market. Among other reasons, we have pursued the retrofit market specifically because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft. In fiscal 2009 our two largest customers, American Airlines and DoD, accounted for 24% and 11% of our total revenue, respectively. In fiscal year 2008 our two largest customers, Eclipse and FedEx, accounted for 42% and 10% of our total revenue, respectively. In fiscal year 2007 our three largest customers, DoD, Eclipse and Western Aircraft, accounted for 20%, 16% and 10% of our total revenue, respectively.

        Updating an individual aircraft's existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

        Department of Defense and Defense Contractors.    We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing, Lockheed Martin or Rockwell Collins, or a direct contract with the appropriate government agency such as the U.S. Air Force to satisfy its requirement for replacing Central Air Data

Computers on its fleet of A-10 aircraft. The government's desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring development of specially designed products, which are usually more costly and take longer to develop. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts described under "Government Regulation" below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, we typically would be entitled to an equitable adjustment to the contract price and receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

        Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include, among others, American Airlines, ABX Air, Air Canada, Federal Express and Northwest Airlines. We sell these customers a range of products from flat panel display systems to air data systems.

        Aircraft Modification Centers.    The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft in a manner similar to the way auto mechanics service a person's car. We have established relationships with a number of aircraft modification centers throughout the United States. These modification centers essentially act as distribution outlets for our products. We believe our air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. Our large modification center customers include Bombardier Learjet, Western Aircraft, Aeromech, Star Aviation, Duncan Aviation, and Raytheon Aircraft Services.

  OEM Market

        In fiscal 2008 the Company suspended work on the Eclipse VLJ program. Eclipse Aviation filed for Chapter 11 Bankruptcy on November 25, 2008.

        We also market our products to other original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to contractors manufacturing military jets. Customers of our products have included Bombardier (the manufacturer of Learjet), Gulfstream, Boeing, Raytheon, Piaggio and Lockheed.

Backlog

        As of September 30, 2009 and 2008, our backlog was $34.1 million and $57.3 million, respectively. The year over year decrease of $23.2 million or 40.5% was the result of $20.7 million in new business offset by $36.7 million of recognized revenue and $7.2 million of Company initiated order de-bookings. Air Data product backlog as of September 30, 2009 decreased by $6.3 million from September 30, 2008; while Flat Panel Display Systems backlog as of September 30, 2009 decreased by $16.9 million from September 30, 2008.

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

        We believe our ability to provide prompt and effective repair and upgrade service is critical to our marketing efforts. As part of our customer service program, we offer a 24-hour hotline that customers can call for product repair or upgrade concerns. We employ field service engineers to service our equipment and, depending on the service required, we may either dispatch a service crew to make necessary repairs or request the customer return the product to us for repairs or upgrades at our facility. In the event repairs or upgrades are required to be made at our facility, we provide spare products for use by our customers during the repair time. Our in-house turnaround times for both repairs and upgrades average less than 30 days. Before returning our products to customers, all repaired or upgraded products are retested for airworthiness.

        In connection with our customer service program, we typically provide customers with a two-year warranty on new products. We also offer customers extended warranties of varying terms for additional fees.

        The majority of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2009, 2008, and 2007 net sales outside the United States amounted to $4.4 million, $1.7 million and $1.1 million, respectively.

Government Regulation

        The manufacture and installation of our products in aircraft owned and operated in the United States is governed by FAA regulations. We maintain a production facility that is FAA certified. The most significant of the product and installation regulations focus on Technical Standard Order Authorizations and Supplemental Type Certificates. These certifications set forth the minimum performance standards that a certain type of equipment should meet. As required, we deliver our product in accordance with FAA regulations.

        Sales of our products to European or other non-U.S. owners of aircraft also typically require approval of the European Aviation Safety Agency (EASA), the European counterpart of the FAA, or another appropriate governmental agency. EASA certification requirements for manufacturing and installation of our products in European owned aircraft mirror FAA regulations. Much like the FAA certification process, the EASA has established a process for granting European Certifications.

        In addition to product related regulations, we are also subject to U.S. Government procurement regulations with respect to sale of our products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and set forth other requirements that must be met in order to do business with or on behalf of government entities. For example, the government agency or general contractor may alter the price, quantity or delivery schedule of our products. In addition, the government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon such alteration or termination, we would typically be entitled to an equitable adjustment to the contract price so that we would receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

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

Quality Assurance

        Product quality is of vital importance to our customers, and we have taken steps to enhance the overall quality of our products. We are ISO 9001 and AS 9100B certified. ISO 9001 and AS 9100B standards are an international consensus on effective management practices with the goal of ensuring a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. These standards allow us to represent to customers that we maintain high quality industry standards in the education of our employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and our quality control processes.

Our Competition

        The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger and have substantially greater resources than us. With respect to air data systems and related products, our principal competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales, and GE Aviation. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and GE Aviation. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases we may face competition in this area from additional companies in the future.

        We believe the principal competitive factors in markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        We rely on patents to protect our proprietary technology. As of September 30, 2009 the Company holds 20 U.S. patents and has 6 U.S. patent applications pending relating to our technology. In addition, we hold 24 international patents and have 26 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and calibration techniques while others cover technology relating to flat panel display systems and other aspects of our COCKPIT/IP™ solution. While we believe these patents have significant value in protecting our technology, we also believe the innovative skill, technical expertise and know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

        While we are not aware of any pending lawsuits against us regarding patent infringement or other intellectual property rights, we cannot be certain such infringement claims will not be asserted against us in the future.

Our Employees

        As of September 30, 2009, we had 140 employees, 48 were in engineering, research and development, 63 in manufacturing and assembly operations, 8 in quality and 21 in selling and general administrative positions.

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

Executive Officers of the Registrant

        The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	67	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	61	President
John C. Long	44	Chief Financial Officer

        Geoffrey S. M. Hedrick was the Chief Executive Officer since he founded IS&S in February 1988 through June 4, 2007 and was reappointed as Chief Executive Officer on September 8, 2008. He has also been Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

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

        John C. Long has been Chief Financial Officer since January 2008. Prior to joining the Company, Mr. Long served in a variety of positions with Arrow International, Inc., including as Vice President from January, 2003 to January, 2008 as Treasurer from January, 2003 to October, 2007, as Secretary from April, 2004 to October, 2007 and as Assistant Treasurer from 1995 to January 2003. Prior to joining Arrow International, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown, Pennsylvania office of the accounting firm, Concannon, Gallagher, Miller & Co. Mr. Long also served as a director and Audit Committee Chairman of D&E Communications, Inc., an integrated communications provider. Mr. Long received a B.S. in Accounting from Wilkes University and a MBA from Columbia University.

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

Risks Related to Our Business

         The global recession and continued credit tightening could adversely affect us.

        The global recession and continued credit tightening, including failures of financial institutions, has initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

  •
  Declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense programs in which we participate;

  •
  adverse impacts on our access to credit sources; and

  •
  supply problems associated with any financial constraints faced by our vendors.

        A portion of our sales have been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original equipment manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more frequent as tax revenues decline due to the continued weakening of general economic conditions.

         The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on our results of operations.

        Our revenue is concentrated with a limited number of customers. During fiscal year 2009 we derived 56% of revenue from five customers: American Airlines, DoD, Boeing, Lockheed Martin and Cessna. We derived 72% of revenue during fiscal year 2008 from five customers: Eclipse, FedEx, American Airlines, DoD and Marshall of Cambridge. We derived 58% of revenue during fiscal year 2007 from five customers: DoD, Eclipse, Western Aircraft, ABX Air and FedEx. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could have a material adverse effect on our revenue and results of operations. In addition, we continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could have a material adverse effect on our business, results of operations and financial condition.

        On November 25, 2008, Eclipse Aviation filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company has not received and does not anticipate receiving any payment on its pre-petition claims.

         Growth of our customer base could be limited by delays or difficulties in completing development and introduction of our planned products or product enhancements. If we fail to enhance existing products or develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, our business will be adversely affected.

        Although historically a substantial majority of our revenue has come from sales of air data systems and related products, we currently spend a large portion of our research and development efforts in developing and marketing our flat panel display systems and complementary products. Our ability to grow and diversify our operations through introduction and sale of new products is dependent upon our success in continuing product development and engineering activities as well as our sales and marketing efforts and our ability to obtain requisite approvals to sell such products. Our sales growth will also depend in part on market acceptance of and demand for our CIP and future products. We cannot be certain we will be able to develop, introduce or market our CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

        During fiscal 2009, 2008, and 2007 we derived 75%, 77% and 53% of our total revenue from the sale of flat panel display systems, respectively. We expect revenues from our air data products will continue to decline as a percent of total sales as peak demand associated with the FAA's RVSM mandate has been accommodated. Our revenues and profitability will decrease if new products such as our Flat Panel Display Systems do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot assure you that potential customers will accept our products or that existing customers will not abandon them.

         Our revenue and operating results may vary significantly from quarter to quarter, which may cause our stock price to decline.

        Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, including:

  •
  demand for our products and/or delivery schedule changes by our customers;

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

        We plan to expand our sales and marketing operations and fund levels of product development proportionate to our total sales. As a result, a delay in generating revenues could cause significant variations in our operating results from quarter to quarter.

         Contracts can be terminated by customers at any time and therefore may not result in sales.

        Our retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including our contracts with government agencies, includes various terms and conditions that impose certain requirements on us, including the ability of the customer or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the customer or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we could be entitled to an equitable adjustment to the contract price so we may receive the purchase price for items we have delivered and reimbursement for allowable costs we have incurred. Accordingly, because these contracts can be terminated, we cannot assure you that our retrofit backlog will result in sales.

         We depend on key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

        Our success depends on the efforts, abilities and expertise of our senior management and other key personnel. There can be no assurance we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. In spite of a 10.2%, as of October 2009, U.S. unemployment rate competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel.

        Our future success will depend in part on our ability to implement and improve our operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot assure you that after giving effect to our cost containment initiatives that our current and planned personnel levels, systems, procedures and controls will be adequate to support our current and future customer base. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or maintain our relationships with existing customers.

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

        The markets for our products are intensely competitive and subject to rapid technological change. Our competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales, GE Aviation and L-3 Communications. Substantially all of our competitors have significantly greater financial, technical and human resources than we do. In addition, our competitors have much greater experience in and resources for marketing their products. As a result, our competitors may be able to respond more quickly to new or emerging technologies and customer preferences or devote greater resources to development, promotion and sale of their products than we can. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

        We currently hold 20 U.S. patents and have 6 U.S. patent applications pending. In addition, we hold 24 international patents and have 26 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to make some of our products. In addition, we have in the past and may continue in the future to incur significant legal and other costs in defense of our intellectual property.

         Potential lenders may have suffered losses related to the weakening economy and may not be able to provide us with needed financing.

        Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow or to obtain new financing on favorable terms or at all, if we determine that it would be in our interests to obtain such financing, whether to finance acquisitions or otherwise. Our financial condition and results of operations could be adversely affected if we were unable to obtain cost-effective financing in the future.

         We may not be able to identify or complete acquisitions or we may consummate an acquisition that adversely affects our operating results.

        One of our strategies is to acquire businesses or technologies that complement our existing operations. We have limited experience in acquiring businesses or technologies. There can be no assurance we will be able to acquire or profitably manage acquisitions or successfully integrate them into our operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the demands of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on our operating results, particularly in quarters immediately following the consummation of such transactions, as we integrate operations of acquired businesses into our operations. Once integrated, acquisitions may not perform as expected.

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

        Currently, all of our international sales are denominated in U.S. dollars. An increase in the dollar's value compared to other currencies could make our products less competitive in foreign markets. In the future, we may be required to conduct sales in local currencies, exposing us to changes in exchange rates that could adversely affect our operating results.

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        In fiscal 2001 we purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter the Company constructed a 44,800 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. This would provide for a 65,200 square foot facility. The construction was principally funded with a Chester County, Pennsylvania, Industrial Revenue Bond. The building served as security for the Industrial Revenue Bond until the bond was repaid in August 2009.

Item 3.    Legal Proceedings.

In the ordinary course of business, we are at times subject to various legal proceedings and claims. We do not believe any such matters that are currently pending will have a material adverse effect on our results of operations or financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the three months ended September 30, 2009.

 Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        Our common stock has been traded on the Nasdaq Stock Market, LLC under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal Year 2009		Fiscal Year 2008
Period	High	Low	High	Low
First Quarter	$7.65	$3.02	$22.20	$9.00
Second Quarter	6.06	2.52	12.61	7.73
Third Quarter	5.90	4.02	12.00	6.39
Fourth Quarter	6.00	3.34	9.18	4.52

        On December 04, 2009, there were 16 holders of record of the shares of outstanding common stock. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

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

        On February 22, 2009, the Company's Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company's outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 22, 2010, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the year ending September 30, 2009, the Company purchased 25,000 shares of common stock under the program at a cost of $0.1 million, or an average market price of $4.33 per share, financed with available cash. The following table sets forth the purchases made under this new plan for each month since adoption through September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Program
February, 2009	—	—	—	1,000,000
March, 2009	25,000	4.33	108,250	975,000
April, 2009	—	—	—	975,000
May, 2009	—	—	—	975,000
June, 2009	—	—	—	975,000
July, 2009	—	—	—	975,000
August, 2009	—	—	—	975,000
September, 2009	—	—	—	975,000

	25,000		108,250

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., The NASDAQ Composite Index,
The Russell 2000 Index And Dow Jones US Aerospace & Defense Index

	9/04	9/05	9/06	9/07	9/08	9/09
Innovative Solutions and Support, Inc.	100.00	94.97	88.85	116.00	40.06	36.83
NASDAQ Composite	100.00	113.65	120.81	144.35	109.35	112.92
Russell 2000	100.00	117.95	129.66	145.65	124.56	112.67
Dow Jones US Aerospace & Defense	100.00	119.78	144.83	196.45	146.21	137.14

*
$100 invested on 9/30/04 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30.

        The graph above shows the cumulative shareholder return on $100 invested at the market close on September 30, 2004 through and including September 30, 2009, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the Nasdaq, Composite Index, the Russell 2000 Index and the Dow Jones US Aerospace & Defense Index.

Item 6.    Selected Consolidated Financial Data.

        The following tables present portions of our consolidated financial statements. You should read the following selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2009, 2008 and 2007 and the balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2006 and 2005 and the balance sheet data as of September 30, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$36,734,150	$30,533,311	$18,348,128	$16,721,967	$63,264,359
Cost of sales	17,895,984	20,551,857	14,154,425	8,631,761	20,888,729

Gross profit	18,838,166	9,981,454	4,193,703	8,090,206	42,375,630
Research and development	5,313,007	10,304,279	5,180,360	6,749,426	6,057,889
Selling, general and administrative	8,647,506	22,306,016	15,840,255	9,863,758	8,898,622
Asset Impairment	—	2,475,000	—	—	—

Total operating expenses	13,960,513	35,085,295	21,020,615	16,613,184	14,956,511
Operating income (loss)	4,877,653	(25,103,841)	(16,826,912)	(8,522,978)	27,419,119
Interest income, net	315,765	1,415,732	2,886,602	3,091,986	1,764,246
Other income	50,099	17,300,000	—	—	—

Income (loss) before income taxes	5,243,517	(6,388,109)	(13,940,310)	(5,430,992)	29,183,365
Income tax expense (benefit), net	234,856	1,509,139	(5,095,022)	(2,548,600)	10,598,563

Net income (loss)	$5,008,661	$(7,897,248)	$(8,845,288)	$(2,882,392)	$18,584,802

Net income (loss) per common share:
Basic	$0.30	$(0.47)	$(0.52)	$(0.17)	$1.04
Diluted	$0.30	$(0.47)	$(0.52)	$(0.17)	$1.02
Weighted average shares outstanding
Basic	16,745,379	16,887,049	16,865,028	17,388,524	17,873,780
Diluted	16,760,500	16,887,049	16,865,028	17,388,524	18,259,856
Cash Dividends declared per Common Share	$—	$1.00	$—	$—	$—

	As of September 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$35,565,694	$35,031,932	$49,151,078	$62,984,829	$83,172,582
Working capital	44,624,477	42,491,253	62,453,234	73,751,866	93,455,475
Total Assets	57,536,012	59,896,714	84,585,785	87,232,880	107,034,878
Debt and capital lease obligations, less current portion	26,991	4,362,725	4,382,542	4,339,587	4,248,113
Total shareholders' equity	52,398,742	46,804,126	70,733,779	78,201,353	97,866,098

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and related notes included in this report.

Overview

        Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and sells flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude as well as engine and fuel data measurements.

        Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers ("OEMs"). Our customers include the United States Department of Defense ("DoD") and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we primarily have sold our products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

        Our cost of sales related to Engineering—modification and development ("EMD") is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects that are billable under specific customer agreements.

        We intend to continue investing in development of new products that complement our current product offerings and will expense associated costs as they are incurred.

        Our selling, general and administrative expenses consist of sales, marketing, business development, professional services, and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting, and other general corporate expenses.

        We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers. Our customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad. Such conditions may cause our customers to curtail or delay spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by our customers include but are not limited to general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. In addition, future spending by government agencies may be further reduced due to declining tax revenues associated with this economic downturn. If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, our revenues and results of operations will be adversely affected. However, we believe that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for our products.

        The company experienced significant reductions related to overall headcount costs in fiscal 2009, as a result of a 52 person workforce reduction that was implemented in late fiscal 2008. The reductions affected most departments in the Company with the majority coming from the engineering department.

Results of Operations

        Following sets forth statement of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Fiscal year Ending September 30th,
	2009	2008	2007
Net sales:
Product	86.7%	85.0%	82.2%
Engineering—modification and development	13.3%	15.0%	17.8%

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	45.2%	57.6%	48.9%
Engineering—modification and development	3.5%	9.7%	28.3%

Total cost of sales	48.7%	67.3%	77.1%

Gross profit	51.3%	32.7%	22.9%
Operating expenses:
Research and development	14.5%	33.7%	28.2%
Selling, general and administrative	23.5%	73.1%	86.3%
Asset Impairment	0.0%	8.1%	0.0%

Total operating expenses	38.0%	114.9%	114.6%

Operating income (loss)	13.3%	(82.2)%	(91.7)%
Interest income	1.1%	5.2%	16.8%
Interest expense	(0.2)%	(0.5)%	(1.1)%
Other income	0.1%	56.7%	0.0%

Income (loss) before income taxes	14.3%	(20.9)%	(76.0)%

Income taxes expense (benefit)	0.6%	4.9%	(27.8)%

Net income (loss)	13.6%	(25.9)%	(48.2)%

  Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

        Net sales.    Net sales increased $6.2 million, or 20.3%, to $36.7 million for fiscal 2009 from $30.5 for fiscal 2008. For fiscal 2009, product sales increased $5.9 million and EMD sales increased $0.3 million from fiscal 2008. The increase in product sales was primarily related to growth in flat panel display associated with B757/B767 and C130 aircraft, partially offset by sales declines associated with the Eclipse 500 aircraft ($12.8 million in 2008 and $0.1 million in 2009), which resulted due to the bankruptcy of Eclipse on November 25, 2008. Excluding Eclipse sales from fiscal 2008, the Company's net sales would have increased $19.0 million or 107% for fiscal 2009. The increase in EMD sales was primarily a result of a new agreement with the DoD.

        Cost of sales.    Cost of sales decreased $2.7 million or 12.9%, to $17.9 million, or 48.7% of net sales for fiscal 2009 from $20.6 million, or 67% of net sales for fiscal 2008. The decrease was primarily driven by inventory reserves in fiscal 2008 of approximately $1.9 million, associated with suspension of activity related to the Eclipse program in anticipation of Eclipse's bankruptcy, which occurred on

November 25, 2008, the financial impact of this event did not repeat in fiscal 2009. Decrease was also attributable to lower employee related expenses as a result of the cost containment efforts described at the end of the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations, partially offset by the cost of sales associated with net sales growth. Cost of sales for fiscal 2009 included reserves of approximately $0.5 million for warranty and costs associated with product support program initiated by the Company.

        Research and development.    Research and development expense decreased $5.0 million or 48% to $5.3 million or 15% of net sales for fiscal 2009; from $10.3 million or 34% of net sales for fiscal 2008. The decreased expense in fiscal 2009 was primarily due to a reduction in headcount related costs and a decrease in costs from third-party subcontractors of $3.3 million and $3.5 million, respectively, offset by an increase in deferred EMD costs of $1.8 million.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $13.7 million, or 61.2%, to $8.6 million, or 23.5% of net sales for fiscal 2009 from $22.3 million or 73% of net sales for fiscal 2008. The decrease was primarily due to a reduction in professional fees, specifically legal costs incurred in connection with litigation related to protecting its intellectual property, and a decrease in headcount related costs of $5.7 million and $2.1 million respectively.

        Interest (income) expense, net.    Net interest income decreased $1.1 million or 78%, to $0.3 million for fiscal 2009 from $1.4 million for fiscal 2008 which was primarily the result of lower interest rates during fiscal 2009 compared to fiscal 2008.

        Other income.    Other income was $0.1 million for fiscal 2009 as compared to $17.3 million for fiscal 2008. Other income in fiscal 2008 was driven by the receipt of $17.0 million in proceeds related to the settlement of the Company's trade secret litigation and $0.3 million related to short-swing profit disgorgement proceeds from a shareholder that occurred in 2008.

        Income taxes.    Income tax expense for fiscal 2009 was $0.2 million compared to $1.5 million for fiscal 2008. Decreased income tax expense is primarily the result of: 1) reversal of certain deductible temporary differences in fiscal year 2009 which at September 30, 2008 were offset by a valuation allowance, as such reversals generated current tax benefits in fiscal year 2009; and 2) establishment of a full valuation allowance on deferred tax assets during the period ended March 31, 2008. The establishment of the valuation allowance as of March 31, 2008 caused the Company to recognize income tax expense for the twelve months ended September 30, 2008 relating to net deferred tax assets that are not likely to be realized. The Company continues to maintain a full valuation allowance as of the year ended September 30, 2009 on its net deferred tax assets. In accordance with Statement of Financial Accounting Standard (SFAS 109), Accounting for Income Taxes (ASC Topic 740, Income Taxes) the Company will continue to evaluate the need for a full or partial valuation allowance in future periods.

        Effective tax rates for the twelve months ended September 30, 2009 and 2008 were 5% and (24%), respectively. The effective tax rate differs from the statutory rate for the twelve months ended September 30, 2009 due to: 1) reversal of certain deductible temporary differences in fiscal year 2009 which at September 30, 2008 were offset by a valuation allowance, as such reversals generated current tax benefits in fiscal year 2009, and 2) utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the twelve months ended September 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

        Net income (loss).    As a result of the factors described above, our net income for fiscal 2009 was $5.0 million. The net loss for fiscal 2008 was ($7.9 million). On a fully diluted basis, the net income per share of $0.30 for fiscal 2009 compares to a loss per share of ($0.47) for fiscal 2008.

  Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

        Net sales.    Net sales increased $12.2 million or 66% to $30.5 million in fiscal 2008 from $18.3 million in fiscal 2007. Flat panel display system sales for fiscal 2008 grew by $13.9 million or 142% from fiscal 2007 while air data sales for fiscal 2008 declined by $1.7 million or 20% from fiscal 2007. The increase in net sales was the result of a $1.3 million increase in EMD flat panel display system sales associated with the Eclipse 500, Pilatus PC-12 and C-130 airplanes. The increase in product sales of $10.9 million for fiscal 2008 was the result of increased shipments of flat panel display systems associated with the Eclipse 500, and the 757/767 product sold to American Airlines and Federal Express as these programs moved from development into production. The decline in air data product sales was a result of variability in customer demand that is not directly attributable to any particular customer or specific product.

        Cost of sales.    Cost of sales increased $6.4 million or 45% to $20.6 million, or 67% of net sales, for fiscal 2008 from $14.2 million, or 77% of net sales, for fiscal 2007. The increase in the dollar amount was mainly due to increased volume and establishment of an inventory reserve associated with suspension of activity related to the Eclipse program, due to the bankruptcy of Eclipse on November 28, 2008, offset by a decrease in the direct costs associated with various EMD projects. The dollar amount of product cost of sales increased by $8.6 million or 96% in fiscal 2008 from fiscal 2007. On a percent to product sales basis the increase amounted to eight percentage points from the prior fiscal year.

        Research and development.    Research and development expenses increased $5.1 million, or 99% to $10.3 million, or 34% of net sales for fiscal 2008 from $5.2 million or 28% of net sales for fiscal 2007. The dollar increase was a result of a significant increase in staffing and other costs to bring a variety of development projects to completion in fiscal 2008. When you combine research and development expenses with EMD cost of sales, combined engineering research and development related expenses increased by $2.9 million or 29% to $13.3 million in fiscal 2008 from $10.4 million in fiscal 2007. The combined increase was due to increased salaries and associated benefits tied to employee additions, consultants and supplies.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $6.5 million or 41% to $22.3 million, or 73% of net sales, for fiscal 2008 from $15.8 million, or 86% of net sales, for fiscal 2007. The increase in the dollar amount was principally due to the establishment of a bad debt reserve related to the Company's decision to suspend activity related to the Eclipse program, due to the bankruptcy of Eclipse on November 28, 2008 and expenses associated with the termination of the former CEO and the retirement of the former CFO.

        Interest (income) expense, net.    Net interest income decreased $1.5 million or 51% to $1.4 million for fiscal 2008 from $2.9 million for fiscal 2007. The net interest income decline in fiscal 2008 was due to lower average cash balances during the year.

        Other income.    Other income was $17.3 million for fiscal 2008 primarily the result of receipt of $17.0 million in proceeds related to settlement of the Company's trade secret litigation and $0.3 million related to short-swing profit disgorgement proceeds from a shareholder.

        Income taxes.    Income tax expense for fiscal 2008 was $1.5 million compared with an income tax benefit for fiscal 2007 of $5.1 million. The effective tax rate for fiscal 2008 was an expense of 24% and for fiscal 2007 was a benefit of 37%. For fiscal 2008 there was no tax benefit due to inability of the Company, per the provisions of SFAS 109 (ASC Topic 740), to recognize tax benefits associated with the current year pretax loss and need to establish a valuation allowance to eliminate the book value of all net deferred tax assets based upon negative evidence that existed. The effective tax rate for fiscal

2007 differs from the statutory rate due to state tax expense, partially offset by utilization of research and development tax credits.

        Net income (loss).    As a result of the factors described above, our net loss for fiscal 2008 was $7.9 million. The net loss for fiscal 2007 was $8.8 million. On a fully diluted basis, the loss per share of $0.47 for fiscal 2008 compares to a loss per share of $0.52 for fiscal 2007.

Related-Party Transactions:

        The Company incurred legal fees of $105,000, $128,000 and $146,000 with a law firm whose partners are shareholders of the Company for the years ended September 30, 2009, 2008 and 2007, respectively. The fees paid and services rendered were comparable with fees paid to other unrelated law firms.

        For the years ended September 30, 2009, 2008 and 2007, respectively, we incurred service fees of $0, $67,000 and $18,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company's Chairman and Chief Executive Officer.

Liquidity and Capital Resources

        The following table highlights key financial measurements of the Company:

	September 30, 2009	September 30, 2008
Cash and cash equivalents	$35,565,694	$35,031,932
Accounts receivable, net	$6,188,706	$4,218,443
Working capital	$44,624,477	$42,491,253
Deferred revenue	$225,648	$564,998
Total debt and other non-current liabilities(1)	$918,072	$5,047,146
Quick ratio	10.02	4.94
Current ratio	11.71	6.35

	Twelve Months Ending September 30,
	2009	2008
Cash flow activites:
Net cash provided by operating activites	$5,319,549	$4,196,190
Net cash (used in) investing activites	(331,895)	(570,357)
Net cash (used in) financing activites	(4,453,892)	(17,744,979)

(1)
Excludes deferred revenue

        Our primary source of liquidity was cash flow provided by operating activities. We require cash principally to finance inventory, payroll and accounts receivable.

        Cash flow provided by operating activities was $5.3 million in fiscal 2009 as compared to $4.2 million from operating activities in fiscal 2008. The $1.1 million difference was primarily attributable to improved profitability and a continued focus on inventory reduction, offset by an increase in accounts receivable and a decrease in accounts payable, accrued expenses and income taxes payable. The Company had negative operating cash flow of $10.6 million for fiscal 2007 primarily as a result of the net operating loss realized.

        Cash used in investing activities was $0.3 million, $0.6 million and $3.9 million for fiscal year 2009, 2008, and 2007 and consisted of spending for licensing fees, production equipment and laboratory test equipment.

        Cash used in financing activities was $4.5 million for fiscal year 2009 and consisted primarily of the repayment in full of the Industrial Development Bond of $4.3 million and the share repurchases of 25,000 shares of common stock for $0.1 million. Cash used in financing activities was $17.7 million for fiscal year 2008 and consisted primarily of a special dividend of $16.7 million paid along with share repurchases of $1.0 million. Cash provided by financing activities for fiscal 2007 was $0.6 million and consisted primarily of proceeds from stock option exercises.

        To accommodate future growth, in 2001 the Company purchased 7.5 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania, where we built a 44,800 square foot facility that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million, $4.3 million of which was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations. The Company retired the IDB during August 2009, for $4.3 million.

        Our future capital requirements depend on numerous factors, including market acceptance of our products (in particular flat panel display systems), the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our operations and expenditures will continue to increase in the foreseeable future. We believe our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements in order to support more rapid expansion of our business than we currently anticipate. Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow or to obtain new financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing in the future. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

        Our contractual obligations as of September 30, 2009 mature as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations(1)
Capital Leases, including interest	$41,364	$13,788	$27,576	$—	$—
Purchase Obligations(2)	1,507,063	579,870	54,525	690,288	182,380

	$1,548,427	$593,658	$82,101	$690,288	$182,380

(1)
Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions including interest.

(2)
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of our current order backlog.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Inflation

        We do not believe inflation had a material effect on our financial position or results of operations during the past three years, however, we cannot predict future effects of inflation.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's most critical accounting policies are revenue recognition, income taxes, inventory valuation, share based compensation, and warranty reserves.

  Revenue recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company's sales arrangements may include multiple deliverables as defined in Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables (ASC Topic 605-25, Multiple-Element Arrangements) which typically include design and engineering services and the production and delivery of the flat panel display and related components.

  Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's fair value. The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services and product sales. To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering—Modification and Development ("EMD") revenue amounts earned during the design and development phase of the contract following the guidance included in the American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts (ASC Topic 605-35, Construction-Type and Production-Type Contracts). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605, Revenue Recognition).

  Single Element Arrangements—

  Products—

        To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of SAB 104 (ASC Topic 605). The Company also receives orders for existing equipment and parts. Revenue from the sale of such products is generally recognized upon shipment to the customer.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

  Engineering Services—

        The Company also may enter into service arrangements to perform specified design and development services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in SOP 81-1 (ASC Topic 605-35). The Company considers the nature of these service arrangements (including term, size of contract, level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

        The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others.

  Income taxes

        Income taxes are recorded in accordance with SFAS No. 109 (ASC Topic 740). Provisions for federal and state income taxes are calculated on reported financial statement pre-tax income based on current tax law. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and tax credit carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        As required by SFAS 109 (ASC Topic 740), we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

        Effective October 1, 2007 (the first day of fiscal 2008), the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes). FIN 48 (ASC Topic 740) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 (ASC Topic 740) states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. Under FIN 48 (ASC Topic 740), the liability for unrecognized tax benefits is classified as noncurrent unless the liability is expected to be settled in cash within 12 months of the reporting date. We have elected to record any interest or penalties from the uncertain tax position as income tax expense (see Note 10).

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

  Inventories

        We value our inventory at the lower of cost (first-in, first-out) or market through the establishment of inventory reserves. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on assumptions about future market conditions. Our reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted future demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Share-based compensation

        The Company adopted the provisions of SFAS No. 123(R) (SFAS 123(R)), Share-Based Payment (ASC Topic 505-50, Equity-Based Payments to Non-Employees and ASC Topic 718, Stock Compensation), using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, adoption of SFAS 123(R)'s (ASC Topic 505-50 and ASC Topic 718) fair value method results in recording compensation costs under the Company's stock based compensation plans. We determine the fair value of our stock option awards at the date of grant using the Black-Scholes option pricing model. Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

  Warranty reserves

        We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for estimated costs of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affects warranty cost. If actual costs of warranties differ from our estimated amounts, future results of operations could be adversely affected.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (ASC Topic 810, Consolidation). SFAS 160 (ASC Topic 810) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 (ASC Topic 810) is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Company's fiscal year 2010). The Company does not expect the adoption of SFAS 160 (ASC Topic 810) to have any impact on its financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 (ASC Topic 820, Fair Value Measurements and Disclosures) which delays the effective date of SFAS No. 157 (SFAS 157), Fair Value Measurements (ASC Topic 820, Fair Value Measurements and Disclosures) for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008 (the Company's fiscal year 2010) and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 (ASC Topic 820) to have any impact on its financial statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC Topic 260, Earnings per Share). FSP EITF 03-6-1 (ASC Topic 260) requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the class method as described by SFAS 128, Earnings per Share (ASC Topic 260, Earnings per Share). FSP EITF 03-6-1(ASC Topic 260) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted FSP EITF 03-6-1(ASC Topic 260) on October 1, 2009 and the adoption had no impact on the consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events (ASC Topic 855, Subsequent Events). SFAS 165 (ASC Topic 855) establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 (ASC Topic 855) is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 (ASC Topic 855) and the adoption had no impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB No. 162 (ASC Topic 105, Generally Accepted Accounting Principles). SFAS 168 (ASC Topic 105) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 (ASC Topic 105) effective July 1, 2009, and the adoption had no financial impact on the consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements (formerly EITF 00-21), of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements That include Software Elements which amends ASC Topic 985-605, Software—Revenue Recognition (formerly SOP 97-2, Software Revenue Recognition) in regard to the scope of software guidance. ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product's essential functionality. While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company's recognition of revenue from period to period. ASU 2009-14 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted as long as the guidance from ASU 2009-13 is applied. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the DoD, government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EMD services. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results, and identifiable assets outside the U.S. are not significant.

        In fiscal year 2009, 2008, and 2007 net sales outside the United States amounted to $4.4 million, $1.7 million and $1.1 million respectively.

Item 7A.    Quantitative and qualitative disclosures about market risk.

        The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. Assuming that the balances during fiscal 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in our variable interest rates would have affected interest income by approximately $0.4 million. This would result in a net impact on cash flows of approximately $0.4 million for fiscal 2009.

Item 8.    Financial statements and supplementary data.

        The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC Topic 740, Income Taxes), effective October 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 14, 2009

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,565,694	$35,031,932
Accounts receivable, net	6,188,706	4,218,443
Inventories	5,306,985	9,361,257
Deferred income taxes	503,993	414,636
Prepaid expenses and other current assets	1,227,413	1,406,260

Total current assets	48,792,791	50,432,528
Property and equipment, net	8,343,701	8,958,346
Other assets	399,520	505,840

TOTAL ASSETS	$57,536,012	$59,896,714

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	1,207,990	2,349,981
Accrued expenses	2,785,560	5,130,463
Deferred revenue	164,856	450,923

Total current liabilities	4,168,314	7,941,275
Note payable	—	4,335,000
Long-term portion of capitalized lease obligations	26,991	37,633
Deferred revenue	60,792	114,075
Deferred income taxes	642,651	414,636
Other liabilities	238,522	249,969

Total liabilities	5,137,270	13,092,588

Commitments and contingencies (Note 14)	—	—
Shareholder's Equity:
Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No share issued and outstanding at September 30, 2009 and 2008	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,206,839 and 18,177,024 issued at September 30, 2009 and 2008, respectively	18,207	18,177
Additional paid-in capital	46,462,135	45,767,960
Retained earnings	25,161,276	20,152,615
Treasury stock	(19,242,876)	(19,134,626)

Total shareholders' equity	52,398,742	46,804,126

Total liabilities and shareholders' equity	$57,536,012	$59,896,714

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2009	2008	2007
Net sales:
Product	$31,855,060	$25,946,917	$15,083,465
Engineering—modification and development	4,879,090	4,586,394	3,264,663

Total net sales	36,734,150	30,533,311	18,348,128
Cost of sales:
Product	16,601,739	17,584,314	8,968,939
Engineering—modification and development	1,294,245	2,967,543	5,185,486

Total cost of sales	17,895,984	20,551,857	14,154,425
Gross profit	18,838,166	9,981,454	4,193,703

Operating expenses:
Research and development	5,313,007	10,304,279	5,180,360
Selling, general and administrative	8,647,506	22,306,016	15,840,255
Asset Impairment	—	2,475,000	—

Total operating expenses	13,960,513	35,085,295	21,020,615

Operating income (loss)	4,877,653	(25,103,841)	(16,826,912)
Interest income	398,041	1,576,599	3,090,919
Interest expense	(82,276)	(160,867)	(204,317)
Other income	50,099	17,300,000	—

Income (loss) before income taxes	5,243,517	(6,388,109)	(13,940,310)
Income taxes expense (benefit)	234,856	1,509,139	(5,095,022)

Net income (loss)	$5,008,661	$(7,897,248)	$(8,845,288)

Net income (loss) per common share:
Basic	$0.30	$(0.47)	$(0.52)

Diluted	$0.30	$(0.47)	$(0.52)

Weighted average shares outstanding:
Basic	16,745,379	16,887,049	16,865,028

Diluted	16,760,500	16,887,049	16,865,028

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2006	18,088	43,230,352	53,039,341	(18,086,428)	78,201,353
Exercise of options to purchase common stock	58	652,060	—	—	652,118
Share-based compensation	—	505,652	—	—	505,652
Issuance of stock to directors	15	219,929			219,944
Net loss	—	—	(8,845,288)	—	(8,845,288)

Balance, September 30, 2007	18,161	44,607,993	44,194,053	(18,086,428)	70,733,779
Exercise of options to purchase common stock	5	22,055	—	—	22,060
Share-based compensation		938,013	—	—	938,013
Issuance of stock to directors	11	199,899	—	—	199,910
Purchase of treasury stock	—	—	—	(1,048,198)	(1,048,198)
Cumulative effect of adoption of FIN 48	—	—	587,324	—	587,324
Dividends			(16,731,514)		(16,731,514)
Net loss	—	—	(7,897,248)	—	(7,897,248)

Balance, September 30, 2008	18,177	45,767,960	20,152,615	(19,134,626)	46,804,126
Share-based compensation		494,084	—	—	494,084
Issuance of stock to directors	30	200,091	—	—	200,121
Purchase of treasury stock	—	—	—	(108,250)	(108,250)
Net income	—	—	5,008,661	—	5,008,661

Balance, September 30, 2009	$18,207	$46,462,135	$25,161,276	$(19,242,876)	$52,398,742

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended September 30
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,008,661	$(7,897,248)	$(8,845,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,085,316	1,048,267	946,215
Share-based compensation expense:
Stock options	490,989	938,013	505,652
Nonvested stock awards	200,121	199,910	219,944
Tax benefit from share-based arrangements:
Stock options	—	10,497	162,985
Nonvested stock awards	3,095	(21,655)	(3,588)
Provision for losses on accounts receivable	185,848	4,077,319	—
Excess tax benefits from share-based payments arrangements	—	(11,424)	(154,873)
Loss on disposal of property and equipment	56,678	9,531	7,278
Excess and obsolete inventory expense	506,656	1,856,827	100,000
Asset Impairment	—	2,475,000	—
Deferred income taxes	(89,357)	1,227,955	(635,096)
(Increase) decrease in:			—
Accounts receivable	(2,156,111)	(2,047,156)	(2,915,475)
Inventories	3,547,616	(1,854,289)	(2,997,639)
Prepaid expenses and other current assets	178,847	4,802,544	(2,143,108)
Other non current assets	(1,870)	(41,080)	(88,446)
Increase (decrease) in:
Accounts payable	(1,141,991)	(1,727,808)	3,718,971
Accrued expenses	(1,658,551)	1,046,955	1,548,291
Income taxes payable	(686,352)	—
Deferred revenue	(339,350)	(145,937)	(1,682)
Other non current liabilities	129,304	249,969	—

Net cash provided by (used in) operating activities	5,319,549	4,196,190	(10,575,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(332,515)	(573,357)	(1,276,508)
Purchase of other assets	—	—	(2,616,500)
Proceeds on sale of property and equipment	620	3,000	—

Net cash used in investing activities	(331,895)	(570,357)	(3,893,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Industrial Development Bond	(4,335,000)	—	—
Proceeds from exercise of stock options	—	33,218	492,721
Purchase of treasury shares	(108,250)	(1,048,198)	—
Dividend paid	—	(16,731,514)	—
Repayment of capitalized lease obligations	(10,642)	(9,909)	(12,478)
Excess tax benefits from share-based payments arrangements	—	11,424	154,873

Net cash (used in) provided by financing activities	(4,453,892)	(17,744,979)	635,116

Net increase (decrease) in cash and cash equivalents	533,762	(14,119,146)	(13,833,751)
Cash and cash equivalents, beginning of period	35,031,932	49,151,078	62,984,829

Cash and cash equivalents, end of period	$35,565,694	$35,031,932	$49,151,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$48,303	$120,650	$164,091

Cash paid for income tax	$804,486	$9,073	$—

Cash received from income tax refunds	$(25,115)	$(5,107,269)	$(2,424,704)

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

        Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of flight information computers, large flat panel displays and advanced monitoring systems to the Department of Defense ("DoD"), defense contractors, commercial air transport and corporate/general aviation markets.

2. Concentrations:

  Major Customers and Products

        In fiscal 2009, 2008, and 2007 the Company derived 56%, 72%, and 58% of total sales from five customers, although not all the same customers in each year. Accounts receivable related to those top five customers was $2.8 million, $2.3 million, and $4.7 million for fiscal 2009, 2008, and 2007, respectively.

        In fiscal 2009 two of the Company's customers, American Airlines and the United States Department of Defense, accounted for 24% and 11% of total sales, respectively. In fiscal 2008 two of the Company's customers, Eclipse and Fed Ex, accounted for 42% and 10% of total sales, respectively. In fiscal 2007 three of the Company's customers, United States Department of Defense, Eclipse and Western Aircraft, accounted for 20%, 16% and 11% of total sales, respectively.

        Sales of air data systems and components were 25%, 23%, and 47% of total sales for the years ended September 30, 2009, 2008, and 2007 respectively. Flat Panel sales were 75%, 77%, and 53% of total sales in the years ended September 30, 2009, 2008, and 2007 respectively. Sales to government contractors and agencies accounted for approximately 46%, 23%, and 36% of total sales during fiscal years 2009, 2008, and 2007, respectively. While under these contracts the government agency or general contractor typically retains the right to terminate the contract at any time at its convenience, to date these contracts generally have included provisions requiring the payment to the Company of all revenue earned and costs incurred by the Company through the date of contract termination and do not entitle the customer to receive a refund of any previously paid fees.

  Major Suppliers

        The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

        During fiscal 2009 two suppliers, AMES (previously named ABX Air Inc) and Arrow Electronics accounted for 38% and 10% of the Company's total inventory related purchases, respectively.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Concentrations: (Continued)

        The Company maintained a reserve for doubtful accounts in the amount of $0.2 million and $4.1 million for fiscal year 2009 and 2008, respectively. The current reserve balance is for fiscal 2009 sales of EMD to a customer that was negatively impacted by the current economic environment. The increase in the reserve for doubtful accounts in fiscal year 2008 was related to accounts receivable from Eclipse Aviation, a customer that filed for bankruptcy under Chapter 11 subsequent to the Company's year end. During fiscal 2009 the Company wrote off the entire Eclipse receivable against the previously established reserve. There were no accounts receivable write-offs in fiscal 2008.

3. Summary of Significant Accounting Policies:

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

  Use of Estimates

        Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes and contingencies. Actual results could differ materially from those estimates.

  Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2009 and 2008 consist of funds invested in money market accounts with financial institutions.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2009	September 30, 2008
Raw materials	$3,535,109	$4,705,134
Work-in-process	315,179	3,046,451
Finished goods	1,456,697	1,609,672

	$5,306,985	$9,361,257

        The balances above are net of Excess and Obsolete Inventory reserves of $3.3 million and $2.8 million for fiscal 2009 and 2008, respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

  Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated over a straight-line method. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $0.9 million and $1.0 million for the fiscal years ended September 30, 2009 and 2008, respectively.

  Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360-10, Property, Plant and Equipment). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal year 2009, in fiscal year 2008 the Company recorded an asset impairment charge of $2.5 million.

  Revenue Recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company's sales arrangements may include multiple deliverables as defined in Emerging Issues Task Force Issue No. 00-21(EITF 00-21), Revenue Arrangements with Multiple Deliverables (ASC Topic 605-25, Multiple-Element Arrangements), which typically include design and engineering services and production and delivery of the flat panel display and related components.

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's fair value. The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services and product sales. To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering—Modification and Development ("EMD") revenue amounts earned during the design and development phase of the contract following the guidance included in the American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

Production-Type Contracts (ASC Topic 605-35, Construction-Type and Production-Type Contracts). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605, Revenue Recognition).

Single Element Arrangements—

  Products—

        To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of SAB 104 (ASC Topic 605). The Company also receives orders for existing equipment and parts. Revenue from the sale of such products is generally recognized upon shipment to the customer.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

  Engineering Services—

        The Company also may enter into service arrangements to perform specified design and development services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in SOP 81-1(ASC Topic 605-35). The Company considers the nature of these service arrangements (including term, size of contract, level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

        The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others.

  Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109 (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. The Company files a consolidated United States federal income tax return (see Note 10).

        Effective October 1, 2007 (the first day of fiscal 2008), income tax contingencies are accounted for in accordance with FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (ASC Topic 740, Income Taxes), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Significant judgment is required in determining our provision for income taxes and recording the related assets and liabilities. In the normal course of our business, there are transactions and calculations where the ultimate tax determination is less than certain. The Company and its subsidiaries are subject to examination by Federal and state tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and records any necessary adjustments in the period in which the facts that give rise to a revision become known. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense (see Note 10).

  Research and Development

        Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to cost of sales—engineering modification and development as the revenue related to the agreements are recognized.

  Comprehensive Income

        Pursuant to SFAS No. 130 (SFAS 130), Reporting Comprehensive Income (ASC Topic 220, Comprehensive Income) the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets. For fiscal 2009 and 2008, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

  Fair Value of Financial Instruments

        The Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements (ASC Topic 820, Fair Value Measurements and Disclosures) in the first quarter of fiscal 2009 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

        Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 (ASC Topic 820) and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

  Level 1—Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

  Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•
Quoted prices for similar assets or liabilities in active markets;

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

•
Quoted prices for identical or similar assets in non-active markets;

•
Inputs other than quoted prices that are observable for the asset or liability; and

•
Inputs that are derived principally from or corroborated by other observable market data.

  Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and 2008, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on September 30, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$34,793,543	$—	$—

	Fair Value Measurement on September 30, 2008
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$33,394,283	$—	$—

  Stock-Based Compensation

        The Company accounts for stock-based compensation under SFAS No. 123(R) (SFAS 123(R)), Share-Based Payment (ASC Topic 505-50, Equity-Based Payments to Non-Employees and ASC Topic 718, Stock Compensation) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

  Warranty

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

If actual warranty costs differ from our estimated amounts, future results of operations could be adversely affected.

  New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (ASC Topic 810, Consolidation). SFAS 160 (ASC Topic 810) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 (ASC Topic 810) is effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Company's fiscal year 2010). The Company does not expect the adoption of SFAS 160 (ASC Topic 810) to have any impact on its financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 (ASC Topic 820, Fair Value Measurements and Disclosures) which delays the effective date of SFAS No. 157 (SFAS 157), Fair Value Measurements (ASC Topic 820, Fair Value Measurements and Disclosures) for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008 (the Company's fiscal year 2010) and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 (ASC Topic 820) to have any impact on its financial statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC Topic 260, Earnings per Share). FSP EITF 03-6-1 (ASC Topic 260) requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the class method as described by SFAS 128, Earnings per Share (ASC Topic 260, Earnings per Share). FSP EITF 03-6-1(ASC Topic 260) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted FSP EITF 03-6-1(ASC Topic 260) on October 1, 2009 and the adoption of FSP EITF 03-6-1(ASC Topic 260) had no impact on the consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events (ASC Topic 855, Subsequent Events). SFAS 165 (ASC Topic 855) establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. SFAS 165 (ASC Topic 855) is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 (ASC Topic 855) and the adoption had no impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB No. 162 (ASC Topic 105, Generally Accepted Accounting Principles). SFAS 168 (ASC Topic 105)

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SFAS 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 (ASC Topic 105) effective July 1, 2009, and the adoption had no financial impact on the consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements (formerly EITF 00-21), of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements That include Software Elements which amends ASC Topic 985-605, Software—Revenue Recognition (formerly SOP 97-2, Software Revenue Recognition) in regard to the scope of software guidance. ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product's essential functionality. While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company's recognition of revenue from period to period. ASU 2009-14 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted as long as the guidance from ASU 2009-13 is applied. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

4. Net Income (Loss) Per Share:

        Net income (loss) per share is calculated pursuant to SFAS 128 (ASC Topic 260). Net income (loss) per share (EPS) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

        In fiscal 2009 there was a difference of 15,121 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. There is no difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS for fiscal year 2008, due to the Company experiencing a net loss.

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. For fiscal year 2009, 425,949 options to purchase common stock were excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive. For the fiscal years ended September 30, 2009 and 2008, there were 606,549 and 750,608 options to purchase common stock outstanding, respectively. For fiscal year 2008 and 2007, these options were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Prepaid expenses and other current assets:

        Prepaid expenses and other current assets consist of the following:

	September 30, 2009	September 30, 2008
Revenue recognized not yet invoiced	$491,417	$747,789
Prepaid Insurance	307,477	248,799
Deferred Engineering	81,957	—
Other	346,562	409,672

	$1,227,413	$1,406,260

6. Property and equipment:

        Property and equipment, net consists of the following balances:

	September 30, 2009	September 30, 2008
Computer equipment	$1,986,028	$1,960,664
Corporate airplane	3,082,186	3,076,400
Furniture and office equipment	1,074,031	1,074,029
Manufacturing facility	5,558,553	5,576,536
Equipment	4,037,689	3,918,698
Land	1,021,245	1,021,245

	16,759,732	16,627,572
Less: Accumulated depreciation and amortization	(8,416,031)	(7,669,226)

	$8,343,701	$8,958,346

        Depreciation and amortization related to property and equipment was approximately $0.9 million, $1.0 million and $0.9 million for fiscal 2009, 2008 and 2007, respectively.

7. Other assets:

        Other assets consist of the following:

	September 30, 2009	September 30, 2008
Intangible assets, net of accumulated amortization
of $198,140 and $89,950 at September 30, 2009 and September 30, 2008	$280,860	$289,050
Installation kits	118,660	118,660
Other	—	98,130

	$399,520	$505,840

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. The Company had non-cash purchases of other assets of $100,000, $0 and $0 in 2009, 2008 and 2007, respectively. No impairment charge was recorded in fiscal 2009 compared to an asset

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other assets: (Continued)

impairment charge of $2.5 million in 2008 related to acquired engineering software that was determined to offer no future cash flow generation and is no longer part of the Company's product offerings.

        Total intangible amortization expense was approximately $0.2 million, $0.1 million and $0.1 million for fiscal 2009, 2008 and 2007, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

8. Accrued expenses:

        Accrued expenses consist of the following:

	September 30, 2009	September 30, 2008
Warranty	$808,544	$736,815
Salary, benefits and payroll taxes	617,224	904,904
Reduction in workforce / Severance(a)	166,453	904,163
Professional fees	188,349	474,730
Income taxes payable	112,449	798,801
Materials on order	108,210	467,759
Other	784,331	843,291

	$2,785,560	$5,130,463

(a)
The amount included in Reduction in workforce / Severance as of September 30, 2009 is severance relating to the former Chief Executive Officer which is payable under the terms of the Release Agreement dated November 10, 2008.

9. Warranty:

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company's estimates, further revisions to the estimated warranty liability would be required.

        Warranty cost and accrual information for fiscal years ended September 30, 2009 and 2008:

	2009	2008
Warranty accrual as of October 1,	$736,815	$592,524
Accrued expense for fiscal year	353,726	317,968
Warranty costs incurred for fiscal year	(281,997)	(173,677)

Warranty accrual as of September 30,	$808,544	$736,815

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes:

        The Company accounts for income taxes under SFAS 109 (ASC Topic 740), which generally provides that deferred tax assets and liabilities be recognized for temporary differences between financial reporting and tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss (NOL) carry forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

        Components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2009	2008	2007
Current provision (benefit):
Federal	$134,560	$236,170	$(4,463,302)
State	(38,362)	(30,708)	3,377

	96,198	205,462	(4,459,925)

Deferred provision (benefit):
Federal	—	883,439	(639,263)
State	138,658	420,238	4,166

	138,658	1,303,677	(635,097)

	$234,856	$1,509,139	$(5,095,022)

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2009	2008	2007
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.1)%	7.3%	0.0%
Research and development tax credits	(13.1)%	1.8%	5.1%
Valuation allowance	(14.1)%	(74.5)%	—
Additional benefit from federal amended and carryback claims	0.0%	6.3%	—
Other	(2.2)%	1.5%	(2.6)%

	4.5%	(23.6)%	36.5%

        In October of 2008, an extension of the Research and Experimentation ("R&E") tax credit was enacted into law. This retroactive extension is for amounts paid or incurred after December 31, 2007. The entire impact of this retroactive extension was recognized in the first quarter of the fiscal year ending September 30, 2009 as required by SFAS 109 (ASC Topic 740).

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	September 30,
	2009		2008
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$19,265	$21,981	$77,920	$—
Reserves and accruals	1,740,317	277,324	3,172,061	237,460
Research and development credit	582,329	142,027	184,837	—
Software	298,297	—	—	596,469
NOL carryforwards—state	—	1,146,081	—	1,050,052
Stock options	—	865,445	—	687,353
Other	—	40,138	—	55,131

	2,640,208	2,492,996	3,434,818	2,626,465
Less: Valuation allowance	(2,136,215)	(2,425,047)	(3,002,107)	(2,295,589)

Deferred tax asset	503,993	67,949	432,711	330,876

Deferred tax liabilities:
Depreciation	—	(710,600)	—	(745,512)
Other	—	—	(18,075)	—

Deferred tax liability	—	(710,600)	(18,075)	(745,512)

Net deferred tax asset (liability)	$503,993	$(642,651)	$414,636	$(414,636)

        During the fiscal year ended September 30, 2007 the Company generated a federal net operating loss (NOL) of approximately $14.2 million. The NOL was carried-back to previous tax years and the Company received a refund of previously paid federal income tax of approximately $5.1 million during the quarter ended March 31, 2008. As of September 30, 2009, the Company has state net operating losses of $19.6 million which expire in varying amounts beginning in 2026. In addition, the Company has federal research and development tax credit carryforwards of approximately $582 thousand, which expire in varying amounts beginning in fiscal years after 2028, and state research and development tax credit carryforwards of $142 thousand (net of federal impact), which expire in varying amounts beginning in fiscal years after 2023.

        The Company's financial statements contain certain deferred tax assets which have arisen primarily as a result of tax benefits associated with the loss before income tax incurred during the twelve months ended September 30, 2008, as well as deferred income tax assets resulting from temporary differences in prior tax years. SFAS 109 (ASC Topic 740) requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company considered all available positive and negative evidence, including significant operating losses incurred in 2006, 2007, and 2008, and the uncertainty as to the extent and timing of profitability in future periods, and ongoing tax planning strategies. Based on the weight of available evidence, the Company recorded a full valuation allowance against net deferred tax assets during the quarter ended March 31, 2008.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

There were no significant changes in management's judgment during the year ended September 30, 2009, and the Company continues to carry a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $736,000 for the year ended September 30, 2009 and increased by $4,758,000 for the year ended September 30, 2008.

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

        The Company adopted the provisions of FIN 48 (ASC Topic 740) on October 1, 2007. As a result of implementation of FIN 48 (ASC Topic 740) the Company recognized a decrease of approximately $587,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

        Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2009	2008
Balance at beginning of year	$324,000	$435,000
Unrecognized tax benefits related to prior years	—	(125,000)
Unrecognized tax benefits related to the current year	191,000	72,000
Settlements	—	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(41,000)	(58,000)

Balance at end of year	$474,000	$324,000

        The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $474,000 and $324,000 at September 30, 2009 and 2008, respectively. It is not anticipated that unrecognized tax benefits taken regarding previously filed returns will change significantly over the next twelve months.

        The Company's policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $19,000 and $21,000 for the payment of interest, net of tax benefits, at September 30, 2009 and 2008, respectively. There is no accrual recorded for penalties.

        For the fiscal year ended September 30, 2009, the Company recognized a benefit of $2,000 of interest (net of federal impact) within income tax expense ($6,000 benefit, net of federal impact, for the fiscal year ended September 30, 2008).

        The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

and require significant judgment to apply. During the fiscal year ended September 30, 2008, the Internal Revenue Service concluded an examination for tax years through September 30, 2006. The Company also files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

11. Notes Payable:

        The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company's new office and manufacturing facility. The loan was scheduled to mature in 2015 and carried an interest rate set by the remarketing agent that was consistent with 30-day tax-exempt commercial paper. The Company exercised its option to pay-down the outstanding balance during August, 2009.

        The interest cost related to this debt for fiscal years 2009 and 2008 was $45,000 and $117,000 respectively. The interest rate on this debt was 3.98% at September 30, 2008. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt, prior to the August, 2009 retirement.

12. Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $195,000, $172,000, and $0 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

13. Share-Based Compensation:

        The Company adopted the provisions of SFAS 123(R) (ASC Topic 505-50 and ASC Topic 718) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $692,000, $1,138,000 and $726,000 for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. The total income tax impact is recognized as a (charge) credit to additional paid-in capital in the statement of shareholders' equity related to share-based compensation arrangements was $2,000, $(11,000) and $265,000 for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company maintains the 1998 Stock Option Plan (the "1998 Plan"), the 2003 Restricted Stock Plan (the "Restricted Plan") and the 2009 Stock-Based Incentive Compensation Plan (the "2009 Plan"). These plans were each approved by the Company's shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

        The 1998 Plan allowed granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan. Total compensation expense was $492,000, $938,000, and $506,000 for fiscal years ended September 30, 2009, 2008, and 2007 respectively. Incentive stock options

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

granted under the Plan have exercise prices that must be at least equal to fair value of the common stock on grant date. Nonqualified stock options granted under the Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of Common Stock for awards under the plan. On November 13, 2008, the Plan expired and no additional shares were granted under the Plan after that date.

        Following is a summary of option activity under the Plan for fiscal years ended September 30, 2009, 2008, and 2007 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	701,854	$8.76
Granted	49,000	24.42
Exercised	(57,995)	8.50
Cancelled	(119,900)	14.79

Outstanding at September 30, 2007	572,959	$10.30
Granted	409,000	10.16
Exercised	(4,497)	7.31
Cancelled	(226,854)	11.88

Outstanding at September 30, 2008	750,608	$9.76
Granted	—	—
Exercised	—	—
Cancelled	(144,059)	11.09

Outstanding at September 30, 2009	606,549	$9.45	$145,415

Vested and expected to vest	598,819	$8.41	$145,415

Options exercisable at September 30, 2009	451,949	$8.41	$145,415

        In fiscal 2009 there were no options granted or exercised, therefore there is no weighted-average grant date fair value of individual options granted and no intrinsic value of exercised options. The weighted-average grant date fair value of individual options granted during the fiscal years ended September 30, 2008 and 2007 was $5.05 and $14.38, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2008 and 2007 was $33,000 and $620,000, respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

        Following table summarizes information about stock options under the Plan at September 30, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2009	Weight- Average Exercise Price
$ — – $ 5.00	181,800	3.7	$4.21	181,800	$4.21
$ 5.01 – $10.00	181,049	4.0	$7.72	141,049	$7.71
$10.01 – $15.00	174,000	7.5	$12.04	83,200	$12.52
$15.01 – $20.00	35,000	5.4	$16.90	29,900	$16.93
$20.01 – $26.00	34,700	7.3	$25.41	16,000	$24.91

	606,549	5.2	$9.45	451,949	$8.41

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

	Fiscal Year Ended September 30,
	2009	2008	2007
Expected dividend rate	*	—	—
Expected volatility	*	61.9%	64.4%
Weighted average risk-free interest rate	*	2.1%	2.3%
Expected lives (years)	*	8.00	8.62

*
No options were granted in fiscal 2009; therefore the data in the above table is not applicable.

        At September 30, 2009, there was approximately $627,000 of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 5 years.

Restricted Plan

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. It calls for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock is awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $200,000, $200,000 and $220,000 for the fiscal years ended September 30, 2009, 2008, and 2007,

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

respectively. The following table outlines restricted stock awards for fiscal years ended September 30, 2009, 2008, and 2007:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2006	3,275	$15.25
Granted	15,939	14.43
Issued	(15,056)	14.61
Cancelled	(693)	14.43

Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(11,355)	17.61
Cancelled	—	—

Balance at September 30, 2008	2,635	$19.00
Granted	36,230	5.52
Issued	(29,815)	6.71
Cancelled	—	—

Balance at September 30, 2009	9,050	$5.52

2009 Stock-Based Incentive Compensation Plan

        The 2009 Plan authorizes the grant of Stock Appreciation Rights ("SARs"), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as "Awards"). Options granted under the 2009 Plan may be either "incentive stock options" as defined in section 422 of the Internal Revenue Code (the "Code"), or nonqualified stock options, as determined by the Compensation Committee of the Company's Board of Directors (the "Committee").

        Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2009 there were 1,200,000 shares of Common Stock available for awards under the plan.

        If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, shares of Common Stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan. If there is any change in the Company's corporate capitalization, the Committee shall proportionately and equitably adjust the number and kind of shares of Common Stock which may be issued in connection with future Awards, the number and kind of shares of Common Stock covered by Awards then outstanding under the 2009 Plan, the number and kind of shares of Common Stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee. In addition, the Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee.

        At September 30, 2009, there was no unrecognized compensation cost related to the 2009 Plan.

14. Commitments and Contingencies:

  Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and an implicit interest rate of 7.2%. The capitalized cost of $57,450 and related accumulated amortization of $10,050, $22,816 and $8,207 have been included in property and equipment at September 30, 2009, 2008 and 2007 respectively. The balance due on these leases was $36,899, $47,542 and $57,450 as of September 30, 2009, 2008 and 2007 respectively. Future payments, including interest relating to these leases are $13,788 annually for the next three years.

  Operating Leases

        Rent expense under operating leases totaled $39,065, $196,000 and $109,000 for the years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009 the company has no future minimum payments related to any non-cancelable operating leases in fiscal 2010.

  Product Liability

        The Company has product liability insurance of $50,000,000, which management believes is adequate to cover potential liabilities that may arise.

  Legal Proceedings

        In the ordinary course of business, we are at times subject to various legal proceedings and claims. We do not believe any such matters that are currently pending will have a material adverse effect on our results of operations or financial position.

        On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

15. Related-Party Transactions:

        The Company incurred legal fees of $105,000, $128,000 and $146,000 with a law firm which is a shareholder of the Company for the years ended September 30, 2009, 2008 and 2007, respectively. The fees paid and services rendered were comparable with fees paid to other unrelated law firms.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related-Party Transactions: (Continued)

        For the years ended September 30, 2009, 2008 and 2007, respectively, the Company incurred service fees of $0, $67,000, and $18,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company's Chairman and Chief Executive Officer.

16. Quarterly Financial Data (unaudited):

        Summarized quarterly results of operations of the Company for the years ended September 30, 2009 and September 30, 2008 are presented below:

	Fiscal Year Ended September 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$10,575,346	$10,465,726	$7,759,300	$7,933,778
Cost of sales	5,255,173	5,217,613	3,621,045	3,802,153
Gross profit	5,320,173	5,248,113	4,138,255	4,131,625
Operating income (loss)	1,680,365	1,365,346	1,010,287	821,655
Net income (loss)	1,823,386	1,347,530	1,252,311	585,434
Net income (loss) per common share
Basic	$0.11	$0.08	$0.07	$0.03
Diluted	$0.11	$0.08	$0.07	$0.03

	Fiscal Year Ended September 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,725,647	$6,824,360	$8,751,309	$10,221,995
Cost of sales	3,659,059	3,790,661	4,568,303	8,533,834
Gross profit	1,066,588	3,033,699	4,183,006	1,688,161
Operating income (loss)	(6,599,986)	(4,477,323)	(4,795,875)	(9,230,657)
Net income (loss)	(4,121,941)	(7,060,157)	(4,288,871)	7,573,721
Net income (loss) per common share
Basic	$(0.24)	$(0.42)	$(0.25)	$0.45
Diluted	$(0.24)	$(0.42)	$(0.25)	$0.45

        Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

17. Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. During fiscal 2009, 2008 and 2007 we derived 75%, 77%, and 53% respectively, of our total revenues from the sale of Flat Panel Display Systems. During fiscal 2009, 2008, and 2007 we derived 25%, 23%, and 47% respectively, of total revenues from the sale of air data systems related products.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Business Segments (Continued)

  Geographic Data

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. In fiscal year 2009, 2008 and 2007 net sales outside the United States amounted to $4.4 million, $1.7 million and $1.1 million, respectively.

  Product Data

        Our current product line includes flat panel display systems and air data systems and components, During fiscal 2009, 2008 and 2007, the Company derived 75%, 77%, and 53%, respectively, of its revenue from sales of flat panel display systems. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

18. Subsequent Events

        The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission. The Company has concluded that no events or transactions have occurred that would require adjustments to, or disclosure in, its financial statements.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure.

        None

Item 9A.    Controls and procedures

(a)
An evaluation was performed under supervision and with participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2009, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009 of the Company and our report dated December 14, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (ASC Topic 740, Income Taxes), effective October 1, 2007.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 14, 2009

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

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	615,599	$9.39	1,570,982
Equity compensation plans not approved by security holders	—	$—	—

	615,599	$9.39	1,570,982

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

        In the fiscal years ended September 30, 2009, 2008 and 2007, awards to our non-employee directors under the Plan were 29,815, 11,355 and 15,056 shares respectively.

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

  (3)
  The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number		Exhibit Title
3.1	^	Articles of Incorporation of IS&S.
3.2	^#	Bylaws of IS&S.
10.1	*#	IS&S 1988 Incentive Stock Option Plan.
10.2	*&	IS&S 1998 Stock Option Plan.
10.3	*!	IS&S 2003 Restricted Stock Plan
10.4	*@	Employment Agreement by and between IS&S and John C. Long dated January 28, 2008
10.5	@	Settlement Agreement by and between IS&S and Kollsman, Inc. dated August 27, 2008
10.6	†	IS&S 2009 Stock-Based Incentive Compensation Plan
21		Subsidiaries of IS&S.
23.1		Consent of Deloitte and Touche LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*@	Amendment to the IS&S 1998 Stock Option Plan
99.2		Letter regarding Employment Agreement with John C. Long

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

@
Incorporated by reference from the Registrant's Form 10-K filed with the Commission for fiscal year 2008.

†
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 28, 2009.

!
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 26, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick Chairman & Chief Executive Officer
Dated: December 14, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 14, 2009
/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski	President	December 14, 2009
/s/ JOHN C. LONG John C. Long	Chief Financial Officer (Principal Accounting Officer)	December 14, 2009
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 14, 2009
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 14, 2009
/s/ IVAN M. MARKS Ivan M. Marks	Director	December 14, 2009
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 14, 2009
/s/ ROBERT H. RAU Robert H. Rau	Director	December 14, 2009