Form 10-Q
period 2009-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2010-02-03
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 0-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of Principal Executive Offices)	(Zip Code)

(610) 646-9800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 2, 2010, there were 16,755,669 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2009

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$36,490,037	$35,565,694
Accounts receivable, net	3,529,494	6,188,706
Inventories	5,169,416	5,306,985
Deferred income taxes	495,186	503,993
Prepaid expenses and other current assets	1,256,455	1,227,413

Total current assets	46,940,588	48,792,791

Property and equipment, net	8,238,656	8,343,701

Other assets	279,860	399,520

Total Assets	$55,459,104	$57,536,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	842,869	1,207,990
Accrued expenses	2,090,115	2,785,560
Deferred revenue	170,774	164,856

Total current liabilities	3,113,666	4,168,314

Long-term portion of capitalized lease obligations	24,208	26,991
Deferred revenue	47,766	60,792
Deferred income taxes	630,617	642,651
Other liabilities	240,621	238,522

Total Liabilities	4,056,878	5,137,270

Commitments and contingencies	—	—

Shareholder’s Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2009 and September 30, 2009	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,215,910 and 18,206,839 issued at December 31, 2009 and September 30, 2009	18,216	18,207
Additional paid-in capital	46,610,782	46,462,135
Retained earnings	24,016,104	25,161,276
Treasury stock, at cost, 1,470,510 shares at December 31, 2009 and September 30, 2009	(19,242,876)	(19,242,876)

Total Shareholder’s Equity	51,402,226	52,398,742

Total Liabilities and Shareholder’s Equity	$55,459,104	$57,536,012

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2009	2008
Net sales:
Product	$3,836,577	$8,889,118
Engineering - modification and development	770,662	1,686,228
Total net sales	4,607,239	10,575,346

Cost of sales
Product	2,365,341	4,995,094
Engineering - modification and development	471,432	260,079

Total cost of sales	2,836,773	5,255,173

Gross profit	1,770,466	5,320,173

Operating expenses:
Research and development	1,164,705	1,280,501
Selling, general and administrative	2,151,139	2,359,307
Total operating expenses	3,315,844	3,639,808

Operating (loss) income	(1,545,378)	1,680,365

Interest income	22,974	201,086
Interest expense	(664)	(35,474)
Other income	50,000	50,073

(Loss) income before income taxes	(1,473,068)	1,896,050

Income tax (benefit) expense	(327,895)	72,664

Net (loss) income	$(1,145,173)	$1,823,386

Net (loss) income per common share:
Basic	$(0.07)	$0.11
Diluted	$(0.07)	$0.11

Weighted Average Shares Outstanding:
Basic	16,745,379	16,734,149
Diluted	16,745,379	16,769,933

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) income	$(1,145,173)	$1,823,386
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	192,568	259,530
Deposit forfeiture, installation kits	118,660	—
Share-based compensation expense:
Stock Options	100,719	143,644
Nonvested stock awards	49,955	50,089
Tax benefit from share-based arrangements:
Nonvested stock awards	(2,018)	17,019
Loss on disposal of property and equipment	2,888	260
Excess and obsolete inventory expense	—	557,312
Deferred income tax benefit	(3,227)	—
(Increase) decrease in:
Accounts receivable	2,659,212	(2,653,524)
Inventories	137,569	1,135,704
Prepaid expenses and other current assets	297,999	155,866
Other non current assets	1,000	3,000
Increase (decrease) in:
Accounts Payable	(365,121)	(340,326)
Accrued expenses	(695,445)	(1,654,208)
Income taxes payable	(324,941)	(635,296)
Deferred revenue	(7,108)	(91,095)
Net cash provided by (used in) operating activities	1,017,537	(1,228,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90,411)	(75,031)
Net cash used in investing activities	(90,411)	(75,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capitalized lease obligations	(2,783)	(2,592)
Net cash used in financing activities	(2,783)	(2,592)

Net increase (decrease) in cash and cash equivalents	924,343	(1,306,262)
Cash and cash equivalents, beginning of year	35,565,694	35,031,932

Cash and cash equivalents, end of year	$36,490,037	$33,725,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$664	$25,374
Cash paid for income tax	$97,667	$690,942

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2009 is derived from audited financial statements. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2009 and September 30, 2009 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the quarters ended December 31, 2009 or 2008.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company  to design, develop, manufacture  and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25) which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s fair value.  The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services and product sales.  To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering — Modification and Development (EMD) revenue amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of FASB ASC Topic 605, “Revenue Recognition”(ASC Topic 605).

Single Element Arrangements –

Products -

To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of ASC Topic 605.  The Company also receives orders for existing equipment and parts.  Revenue from the sale of such products is generally recognized upon shipment to the customer.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering Services -

The Company also may enter into service arrangements to perform specified design and development services related to its products.  The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35. The Company considers the nature of these service arrangements (including term, size of contract and level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards.  The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.  The Company files a consolidated United States federal income tax return (see Note 3).

Effective October 1, 2007 (the first day of fiscal 2008), income tax contingencies are accounted for in accordance with ASC Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  Significant judgment is required in determining our provision for income taxes and recording the related assets and liabilities.  In the normal course of our business, there are transactions and calculations where the ultimate tax determination is less than certain.  The Company and its subsidiaries are subject to examination by Federal and State tax authorities.  The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of the provision for income taxes.  The Company continually assesses the likelihood and amount of potential adjustments and records any necessary adjustments in the period in which the facts that give rise to a revision become known.  A valuation allowance is established when it is more likely than not that all or a portion of the net deferred tax asset will not be realized.  The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

The Company continues to maintain a full valuation allowance against its net deferred tax assets, as of the quarter ended December 31, 2009.  In accordance with Statement ASC Topic 740, the Company will continue to evaluate the need for a full or partial valuation allowance in future periods.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to cost of sales — engineering modification and development as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220) the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets.  For the three months ending December 31, 2009 and 2008, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820) in the first quarter of fiscal 2009 for financial assets and liabilities.  This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2009
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$35,455,031	$—	$—

Fair Value Measurement on September 30, 2009
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$34,793,543	$—	$—

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees (ASC Topic 505-50) and FASB ASC Topic 718, “Stock Compensation” (ASC Topic 718), which require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model.  This cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Concentrations

Major Customers and Products

For the three months ended December 31, 2009, four of the Company’s customers, BAE Systems, Cessna, Lockheed Martin and L3 Communications, accounted for 17%, 16%, 14% and 14% of net sales, respectively.  For the three months ended December 31, 2008, four of the Company’s customers, American Airlines, Boeing, FedEx and Marshall of Cambridge, accounted for 30%, 12%, 12% and 12% of net sales, respectively.

Major Suppliers

The Company currently buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2009 two of the Company’s suppliers, AMES and International Display Corporation accounted for 40% and 13% of the Company’s total inventory related purchases, respectively.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million and $0.2 million, as of December 31, 2009 and September 30, 2009, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB issued Accounting Standards Codification Topic 855 (ASC Topic 855), Subsequent Events which establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC Topic 855 on April 1, 2009 and the adoption had no impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification.   ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction.  ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements That include Software Elements which amends ASC Topic 985-605, Software — Revenue Recognition in regard to the scope of software guidance.  ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product’s essential functionality.  While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company’s recognition of revenue from period to period.  ASU 2009-14 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted as long as the guidance from ASU 2009-13 is applied.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

Subsequent Events

The Company has evaluated subsequent events that have occurred through February 3, 2010, the issuance date of the Company’s financial statements and has concluded that no events or transactions have occurred that would require adjustments to, or disclosure in, the financial statements.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	December 31,	September 30,
	2009	2009
Raw materials	$3,295,338	$3,535,109
Work-in-process	457,068	315,179
Finished goods	1,417,010	1,456,697
	$5,169,416	$5,306,985

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2009	2009

Revenue recognized not yet invoiced	$454,738	$491,417
Prepaid insurance	251,151	307,477
Deferred engineering costs	14,014	81,957
Income tax asset	327,040	—
Other	209,512	346,562
	$1,256,455	$1,227,413

Property and equipment

Property and equipment, net consists of the following balances:

	December 31,	September 30,
	2009	2009

Computer equipment	$2,028,117	$1,986,028
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,078,381	1,074,031
Manufacturing facility	5,576,466	5,558,553
Equipment	4,061,960	4,037,689
Land	1,021,245	1,021,245
	16,848,355	16,759,732
Less: Accumulated depreciation and amortization	(8,609,699)	(8,416,031)
	$8,238,656	$8,343,701

Depreciation and amortization related to property and equipment was approximately $193,000 and $217,000 for the three months ended December 31, 2009 and 2008, respectively.  The Corporate Airplane is primarily utilized in product development efforts.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2009	2009
Intangible assets, net of accumulated amortization of $199,140 and $198,140 at December 31, 2009 and September 30, 2009	$279,860	$280,860
Installation kits, deposit forfeiture	—	118,660
	$279,860	$399,520

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the three months ended December 31, 2009.

Total amortization expense was approximately $1,000 and $43,000 for the three months ended December 31, 2009 and 2008, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2009	2009

Warranty (a)	$779,263	$808,544
Salary, benefits and payroll taxes	281,144	617,224
Reduction in workforce / Severance (b)	57,199	166,453
Professional fees	238,813	188,349
Income taxes payable	—	112,449
Materials on order	25,277	108,210
Other	708,419	784,331

	$2,090,115	$2,785,560

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

Warranty cost and accrual information for the three months ended December 31, 2009 is highlighted below:

Warranty Accrual at September 30, 2009	$808,544
Accrued expense for the three months ended December 31, 2009	50,139
Warranty cost for the three months ended December 31, 2009	(79,420)
Warranty Accrual at December 31, 2009	$779,263

(b)         The amount included in Reduction in workforce / Severance as of December 31, 2009 is severance relating to the former Chief Executive Officer which is payable under the terms of the Release Agreement dated November 10, 2008.  The amount paid for the three months ended December 31, 2009 was $47,000.

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

The interest cost related to this debt for three months ending December 31, 2009 and 2008 was $0 and $25,000 respectively. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt, prior to the August, 2009 redemption.

3. Income Taxes

The income tax benefit for the three months ended December 31, 2009 was $328,000 as compared to an expense of $73,000 for the three months ended December 31, 2008.  The income tax benefit for the three months ended December 31, 2009 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2009 was 22%. The effective tax rate for the three months ended December 31, 2008 was 4%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2009 primarily due to the forecasted benefits from the domestic production activities deduction and the forecasted utilization of research and experimentation tax credit carryforwards.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2008 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

As of December 31, 2009, the Company recognized a $327,000 current income tax asset resulting from current taxable losses that can be carried back to prior years to offset federal income tax paid. The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carryforward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized in future periods.  As such, improvements in pre-tax income in the future within the jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

4. Capital Stock

At December 31, 2009, the Company’s Articles of Incorporation provides the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was $151,000 and $194,000 for the three months ended December 31, 2009 and 2008, respectively.  The total income tax impact is recognized as a (charge) credit to additional paid-in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $(2,000) and $17,000 for the three months ended December 31, 2009 and 2008, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants.  No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense was $101,000 and $144,000 for the three months ended December 31, 2009 and 2008, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to fair value of the common stock on grant date.  Nonqualified stock options granted under the 1998 Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant.  The Company reserved 3,389,000 shares of Common Stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired and no additional shares were granted under the Plan after that date.

Restricted Plan

Total compensation expense under the Restricted Plan was $50,000 for both the three months ended December 31, 2009 and 2008.  The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as part of their compensation.

2009 Stock Option Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2009 there were 1,150,000 shares of Common Stock available for awards under the plan.

If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, shares of Common Stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Committee shall proportionately and equitably adjust the number and kind of shares of Common Stock which may be issued in connection with future Awards, the number and kind of shares of Common Stock covered by Awards then outstanding under the 2009 Plan, the number and kind of shares of Common Stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee. In addition, the Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee.

At December 31, 2009, there was no recognized compensation cost related to the 2009 Plan.

Stock repurchase program

On February 23, 2009, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the three months ended December 31, 2009.  The program is scheduled to expire on February 22, 2010.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB Accounting Standards Topic 260 (ASC 260), Earnings Per Share.

For the three month periods ended December 31, 2009 and 2008, there were 240,000 and 440,000 options to purchase Common Stock outstanding, respectively, excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include the following factors:

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

•                 potential future acquisitions; and

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Company Overview

Innovative Solutions and Support, Inc. (The “Company,” “IS&S” or “we”) was founded in 1988. The Company designs, develops, manufactures and sells Flight Information Computers, Flat-Panel Display Systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.

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

We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Our customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause our customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, our revenues and results of operations will be adversely affected.  However, we believe that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for our products.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since September 30, 2009. See also Note 1 to our unaudited condensed consolidated financial statements for the three month period ending December 31, 2009 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2009	2008
Net sales:
Product	83.3%	84.1%
Engineering - modification and development	16.7%	15.9%
Total net sales	100.0%	100.0%

Cost of sales
Product	51.3%	47.2%
Engineering - modification and development	10.2%	2.5%

Total cost of sales	61.6%	49.7%

Gross profit	38.4%	50.3%

Operating expenses:
Research and development	25.3%	12.1%
Selling, general and administrative	46.7%	22.3%
Total operating expenses	72.0%	34.4%

Operating (loss) income	(33.5)%	15.9%

Interest income	0.5%	1.9%
Interest expense	(0.0)%	(0.3)%
Other income	1.1%	0.5%

(Loss) income before income taxes	(32.0)%	17.9%

Income tax (benefit) expense	(7.1)%	0.7%

Net (loss) income	(24.9)%	17.2%

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Net sales. Net sales decreased $6.0 million, or 56%, to $4.6 million for the three months ended December 31, 2009 from $10.6 million in the three months ended December 31, 2008. For the three months ended December 31, 2009, product sales decreased $5.1 million and EMD sales decreased $0.9 million from the same period in the prior year. The decrease in both product and EMD sales was primarily driven by customer delays in delivery schedules for backlog orders.

Cost of sales. Cost of sales decreased $2.4 million or 46%, to $2.8 million, or 62% of net sales in the three months ended December 31, 2009 from $5.3 million, or 50 % of net sales in the three months ended December 31, 2008. The decrease was primarily the result of the decrease in variable production costs during the quarter which account for $2.4 million of the decrease and was offset by a $0.2 million increase in EMD related costs.  The reduced sales volume for the three months ended December 31, 2009 had a negative impact on gross margin as compared to the prior year period.

Research and development. Research and development expense decreased $0.1 million or 9% to $1.2 million or 25% of net sales in the three months ended December 31, 2009 from $1.3 million or 12% of net sales in the three months ended December 31, 2008.  The decrease in research and development expense in the quarter was primarily due to the change in indirect project costs.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.2 million or 9%, to $2.2 million, or 47% of net sales in the three months ended December 31, 2009 from $2.4 million or 22% of net sales in the three months ended December 31, 2008. The decrease in Selling, general, and administrative expense in the quarter was primarily due to continued cost containment efforts.

Interest income. Interest income was $23,000 in the three months ended December 31, 2009 as compared to $201,000 in the three months ended December 31, 2008. The decrease in interest income was primarily the result of lower interest rates in the quarter as compared to the prior year period.

Interest expense. Interest expense was $1,000 in the three months ended December 31, 2009 as compared to $35,000 in the three months ended December 31, 2008. The reduction was primarily due to the redemption of the Industrial Development Bond during August, 2009.

Income tax expense (benefit). The income tax benefit for the three months ended December 31, 2009 was $328,000 as compared to an expense of $73,000 for the three months ended December 31, 2008.  The income tax benefit for the three months ended December 31, 2009 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2009 was 22%. The effective tax rate for the three months ended December 31, 2008 was 4%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2009 primarily due to the forecasted benefits from the domestic production activities deduction and the forecasted utilization of research and experimentation tax credit carryforwards.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2008 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

As of December 31, 2009, the Company recognized a $327,000 current income tax asset resulting from current taxable losses that can be carried back to prior years to offset federal income tax paid. The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carryforward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized in future periods.  As such, improvements in pre-tax income in the future within the jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

Net (Loss) income.  As a result of the factors described above, our net loss for the three months ended December 31, 2009 was ($1.1 million).  Net income for the three months ended December 31, 2008 was $1.9 million.  On a fully diluted basis, the loss per share of ($0.07) for the three months ended December 31, 2009 compares to income per share of $0.11 for the three months ended December 31, 2008.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2009	2009
Cash and cash equivalents	$36,490,037	$35,565,694
Accounts receivable, net	3,529,494	6,188,706
Current Assets	46,940,588	48,792,791
Current Liabilities	3,113,666	4,168,314
Deferred revenue	218,540	225,648
Total debt and other non-current liabilities (1)	905,354	918,072
Quick ratio (2)	12.85	10.02
Current ratio (3)	15.08	11.71

	Threee Months Ending December 31,
	2009	2008
Cash flow activites:
Net cash provided by operating activites	$1,017,537	$(1,228,639)
Net cash (used in) investing activites	(90,411)	(75,031)
Net cash (used in) financing activites	(2,783)	(2,592)

(1)          Excludes deferred revenue

(2)          Calculated as:  (Cash and cash equivalents and Accounts receivable, net) divided by Current Liabilities

(3)          Calculated as:  Current Assets divided by Current Liabilities

Our main source of liquidity has been from operating cash flows generated in prior years. We require cash principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $1.0 million for the three months ended December 31, 2009 as compared to cash used in operating activities of $1.2 million for the three months ended December 31, 2008. The improvement was due to strong working capital management, despite the Company experiencing a net loss of $1.1 million for the three months ended December 31, 2009 versus net income of $1.8 million for comparable period in the prior year.  The cash provided by operating activities during the three months ended December 31, 2009 was primarily due to a decrease in accounts receivable, decrease in prepaid expenses, and decrease in inventories of $2.7 million, $0.4 million and $0.1 million, respectively. This was partially offset by the net loss experienced for the period, a decrease in accrued expenses and decrease in accounts payable of $1.1 million, $0.6 million and $0.4 million, respectively.

Investing activities

Our cash used in investing activities of $90,000 for the three months ended December 31, 2009 and $75,000 for the three months ended December 31, 2008 primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash flow used in financing activities was $3,000 for each of the three months ended December 31, 2009 and 2008; which consisted exclusively of repayments for capitalized lease obligations in both periods.

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund construction of the Company’s new office and manufacturing facility. The loan was scheduled to mature in 2015 and carried an interest rate set by the remarketing agent that is consistent with 30-day tax-exempt commercial paper. The Company exercised its option to pay-down the outstanding balance during August, 2009.

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

Backlog

As of December 31, 2009 and September 30, 2009, our backlog was $34.3 million and $34.1 million, respectively.  The $0.2 increase in backlog was the result of $4.8 million in new business offset by $4.6 million of recognized revenue.  Air Data product backlog as of December 31, 2009 increased $1.8 million from September 30, 2009; while Flat Panel Display Systems backlog as of December 31, 2009 decreased $1.6 million from September 30, 2009.

Backlog activity for the three months ended December 31, 2009 (in thousands):

Balance at			Balance at
September 30,	Additional	Revenue	December 31,
2009	Bookings	Recognized	2009

$34,142	$4,786	$4,607	$34,321

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-

balance sheet arrangements or other limited purposes. As of December 31, 2009 and September 30, 2009, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ending December 31, 2009 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in our variable interest rates would have affected interest income by approximately $93,000, with a resulting impact on cash flows of approximately $93,000 for the three months ended December 31, 2009

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2009, we awarded 41,150 shares of our restricted Common Stock to our non-employee directors.  On that date, only 29,950 shares were available to be issued under our 2003 Restricted Stock Plan; therefore, 11,200 of the shares will be issued under our 2009 Plan.  At that time, issuances of stock under our 2009 Plan had not been registered on From S-8.  Therefore, the awards of restricted Common Stock under the 2009 Plan were made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act.  The Registration Statement on Form S-8 was declared effective on December 14, 2009, and future issuances under the 2009 Plan will be registered.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 3, 2010	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER