Form 10-Q
period 2010-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2010-05-06
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, there were 16,760,759 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$35,654,687	$35,565,694
Accounts receivable, net	4,004,698	6,188,706
Inventories	5,054,422	5,306,985
Deferred income taxes	473,000	503,993
Prepaid expenses and other current assets	1,362,383	1,227,413

Total current assets	46,549,190	48,792,791

Property and equipment, net	8,092,015	8,343,701

Other assets	260,910	399,520

Total Assets	$54,902,115	$57,536,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	903,191	1,207,990
Accrued expenses	2,152,236	2,785,560
Deferred revenue	162,223	164,856

Total current liabilities	3,227,558	4,168,314

Long-term portion of capitalized lease obligations	21,374	26,991
Deferred revenue	34,740	60,792
Deferred income taxes	605,203	642,651
Other liabilities	243,600	238,522

Total Liabilities	4,132,475	5,137,270

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2010 and September 30, 2009	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,226,469 and 18,206,839 issued at March 31, 2010 and September 30, 2009	18,226	18,207

Additional paid-in capital	46,745,716	46,462,135
Retained earnings	23,270,338	25,161,276
Treasury stock, at cost, 1,476,000 and 1,470,510 shares at March 31, 2010 and September 30, 2009, respectively	(19,264,640)	(19,242,876)

Total Shareholders’ Equity	50,769,640	52,398,742

Total Liabilities and Shareholders’ Equity	$54,902,115	$57,536,012

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2010	2009	2010	2009
Net sales:
Product	$4,985,736	$9,365,306	$8,822,313	$18,254,424
Engineering - modification and development	387,221	1,100,420	1,157,883	2,786,648
Total net sales	5,372,957	10,465,726	9,980,196	21,041,072

Cost of sales
Product	2,816,054	4,915,652	5,181,395	9,910,746
Engineering - modification and development	126,442	301,961	597,874	562,040
Total cost of sales	2,942,496	5,217,613	5,779,269	10,472,786

Gross profit	2,430,461	5,248,113	4,200,927	10,568,286

Operating expenses:
Research and development	1,404,705	1,610,687	2,569,410	2,891,188
Selling, general and administrative	1,876,326	2,272,080	4,027,465	4,631,387
Total operating expenses	3,281,031	3,882,767	6,596,875	7,522,575

Operating income (loss)	(850,570)	1,365,346	(2,395,948)	3,045,711

Interest income	27,636	97,227	50,610	298,313
Interest (expense)	(614)	(19,241)	(1,278)	(54,715)
Other income	—	—	50,000	50,073
Income (loss) before income taxes	(823,548)	1,443,332	(2,296,616)	3,339,382

Income tax expense (benefit)	(77,783)	95,802	(405,678)	168,466

Net income (loss)	$(745,765)	$1,347,530	$(1,890,938)	$3,170,916

Net (loss) income per common share:
Basic	$(0.04)	$0.08	$(0.11)	$0.19
Diluted	$(0.04)	$0.08	$(0.11)	$0.19

Weighted Average Shares Outstanding:
Basic	16,752,563	16,718,209	16,749,080	16,718,209
Diluted	16,752,563	16,718,215	16,749,080	16,735,645

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(1,890,938)	$3,170,916
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	411,275	521,097
Deposit forfeiture, installation kits	118,660	—
Share-based compensation expense:
Stock options	186,751	277,026
Nonvested stock awards	99,966	100,099
Tax benefit from share-based compensation:
Nonvested stock awards	(3,115)	3,735
Loss on disposal of property and equipment	2,888	260
Excess and obsolete inventory cost	—	603,916
(Increase) decrease in:
Accounts receivable	2,184,008	(1,546,177)
Inventories	252,563	2,811,529
Prepaid expenses and other current assets	270,735	127,708
Other non-current assets	—	(80,534)
Increase (decrease) in:
Accounts Payable	(304,799)	(711,683)
Accrued expenses	(633,324)	(1,759,631)
Income taxes payable	(400,627)	(519,521)
Deferred income tax	(6,455)	—
Deferred revenue	(28,685)	(236,645)
Net cash provided by operating activities	258,903	2,762,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(142,529)	(161,557)
Net cash (used in) investing activities	(142,529)	(161,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(21,764)	(108,250)
Repayment of capitalized lease obligations	(5,617)	(5,230)
Net cash (used in) financing activities	(27,381)	(113,480)

Net increase in cash and cash equivalents	88,993	2,487,058
Cash and cash equivalents, beginning of year	35,565,694	35,031,932

Cash and cash equivalents, end of period	$35,654,687	$37,518,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,227	$34,700
Cash paid for income tax	$110,667	$704,486
Cash received from income tax refund	$1,000	$25,115

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2009 is derived from audited financial statements. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at March 31, 2010 and September 30, 2009 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2010 or 2009.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company  to design, develop, manufacture  and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25), which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple-Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s fair value.  The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple-element arrangements are typically purchased engineering and design services and product sales.  To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple-element arrangement), the Company recognizes as engineering — modification and development (“EMD”) revenue amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35).  To the extent that multiple-element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of FASB ASC Topic 605, “Revenue Recognition”(ASC Topic 605).

Single Element Arrangements -

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

A valuation allowance is established when it is more likely than not that all or a portion of the net deferred tax asset will not be realized.  The Company continues to maintain a full valuation allowance against its net deferred tax assets, as of the quarter ended March 31, 2010.  In accordance with ASC Topic 740, the Company will continue to evaluate the need for a full or partial valuation allowance in future periods.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to cost of sales – EMD as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets.  For the six months ended March 31, 2010 and 2009, comprehensive income consists of net income (loss) and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$35,127,440	$—	$—

Fair Value Measurement on September 30, 2009
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$34,793,543	$—	$—

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

Warranty

We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for costs of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affects warranty cost. If actual warranty costs differ from our estimated amounts, future results of operations could be adversely affected.

Concentrations

Major Customers and Products

For the three months ended March 31, 2010, three of the Company’s customers, Lockheed Martin, FedEx and American Airlines, accounted for 18%, 17% and 13% of net sales, respectively.  During the six months ended March 31, 2010, four of the Company’s customers, Lockheed Martin, BAE Systems, FedEx and L3 Communications, accounted for 17%, 12%, 11% and 11% of net sales, respectively.

For the three months ended March 31, 2009, two of the Company’s customers, American Airlines and the United States Department of Defense accounted for 34% and 11% of net sales, respectively.  During the six months ended March 31, 2009, two of the Company’s customers, American Airlines and Boeing accounted for 32% and 10% of net sales, respectively.

Major Suppliers

The Company, for strategic purposes such as timeliness and favorable pricing, currently buys several components from single source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.  For the three months ended March 31, 2010 the Company’s two largest suppliers accounted for 14.2% and 13.5% of the Company’s total inventory purchases, respectively.  For the six months ended March 31, 2010 the Company’s four largest suppliers accounted for 22.0%, 12.0%, 10.4% and 10.0% of the Company’s total inventory purchases, respectively.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 and $0.2 million, as of March 31, 2010 and September 30, 2009, respectively

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 (ASC Topic 855), Subsequent Events which establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  The Company adopted ASC Topic 855 on April 1, 2009 and the adoption had no impact on the condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification.  ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction.  ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

In October 2009, the FASB issued ASU No. 2009-14 (ASU 2009-14), Revenue Arrangements That include Software Elements which amends ASC Topic 985-605, Software — Revenue Recognition in regard to the scope of software guidance.  ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product’s essential functionality.  While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company’s recognition of revenue from period to period.  ASU 2009-14 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early application is permitted as long as the guidance from ASU 2009-13 is applied.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	March 31,	September 30,
	2010	2009
Raw materials	$3,140,522	$3,535,109
Work-in-process	669,811	315,179
Finished goods	1,244,089	1,456,697
	$5,054,422	$5,306,985

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2010	2009

Revenue recognized not yet invoiced	$473,220	$491,417
Prepaid insurance	201,685	307,477
Deferred engineering costs	14,014	81,957
Income tax asset	405,705	—
Other	267,759	346,562
	$1,362,383	$1,227,413

Property and equipment

Property and equipment, net consists of the following balances:

	March 31,	September 30,
	2010	2009

Computer equipment	$2,034,077	$1,986,028
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,089,298	1,074,031
Manufacturing facility	5,576,466	5,558,553
Equipment	4,097,202	4,037,689
Land	1,021,245	1,021,245
	16,900,474	16,759,732
Less: Accumulated depreciation and amortization	(8,808,459)	(8,416,031)
	$8,092,015	$8,343,701

Depreciation and amortization related to property and equipment was approximately $199,000 and $221,000 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation and amortization related to property and equipment was approximately $391,000 and $438,000 for the six months ended March 31, 2010 and 2009, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2010	2009
Intangible assets, net of accumulated amortization of $218,090 and $198,140 at March 31, 2010 and September 30, 2009	$260,910	$280,860
Installation kits, deposit forfeiture	—	118,660
	$260,910	$399,520

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the six months ended March 31, 2010.

Total intangible amortization expense was approximately $18,950 and $40,000 for the three months ended March 31, 2010 and 2009, respectively. Total amortization expense for the six months ended March 31, 2010 and 2009 was $19,950 and $83,000, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2010	2009

Warranty (a)	$790,684	$808,544
Salary, benefits and payroll taxes	504,330	617,224
Reduction in workforce / severance	—	166,453
Professional fees	259,213	188,349
Income taxes payable	—	112,449
Materials on order	34,578	108,210
Other	563,431	784,331

	$2,152,236	$2,785,560

(a)          The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance is recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended March 31, 2010 is highlighted below:

Warranty Accrual at December 31, 2009	$779,263
Accrued expense for the three months ended March 31, 2010	68,931
Warranty cost for the three months ended March 31, 2010	(57,510)
Warranty Accrual at March 31, 2010	$790,684

Warranty cost and accrual information for the six months ended March 31, 2010 is highlighted below:

Warranty Accrual at September 30, 2009	$808,544
Accrued expense for the six months ended March 31, 2010	119,071
Warranty cost for the six months ended March 31, 2010	(136,930)
Warranty Accrual at March 31, 2010	$790,685

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

The interest cost related to this debt for the three months ended March 31, 2010 and 2009 was $0 and $9,000, respectively. The interest cost related to this debt for the six months ended March 31, 2010 and 2009 was $0 and $33,000 respectively. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt, prior to the August, 2009 redemption.

3. Income Taxes

The income tax benefit for the three and six months ended March 31, 2010 was $78,000 and $406,000, respectively, as compared to an expense of $96,000 and $168,000, respectively, for the three and six months ended March 31, 2009.  The income tax benefit for the three and six months ended March 31, 2010 was the result of the actual pre-tax loss for both periods, as compared to the actual pre-tax income from the same periods in the prior year.

The effective tax rates for the three months ended March 31, 2010 and 2009 were 9% and 7%, respectively.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2010 primarily due to a decrease in the overall forecast effective tax rate for the year from the previous quarter, in conjunction with a smaller pretax loss in the current quarter as compared to the quarter ended December 31, 2009.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2009 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

The effective tax rates for the six months ended March 31, 2010 and 2009 were 18% and 5%, respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2010 primarily due to the forecasted utilization of research and experimentation tax credit carry forwards and the forecasted net reversal of various deductible temporary differences which are fully offset by a valuation allowance, based on the forecasted level of pretax income.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2009 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

As of March 31, 2010, the Company recognized a $406,000 current income tax asset resulting from current taxable losses that can be carried back to prior years to offset federal income tax paid.  The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carryforward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized in future periods.  As such, improvements in pre-tax income in the future within the jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

4. Capital Stock

At March 31, 2010, the Company’s Articles of Incorporation provides the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $136,000 and $183,000 for the three months ended March 31, 2010 and 2009, respectively. The income tax impact is recognized as a (charge) credit to additional paid-in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately ($1,000) and ($13,000) for the three months ended March 31, 2010 and 2009, respectively.

Total share-based compensation expense was approximately $287,000 and $377,000 for the six months ended March 31, 2010 and 2009, respectively. The income tax impact is recognized as a (charge) credit to additional paid-in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately ($3,000) and $4,000 for the six months ended March 31, 2010 and 2009, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”).  These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was $86,000 and $133,000 for the three months ended March 31, 2010 and 2009, respectively. Total compensation expense associated with awards under the 1998 plan was $187,000 and $277,000 for the six months ended March 31, 2010 and 2009, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that are at least equal to the fair value of the common stock on the grant date. Nonqualified stock options granted under the 1998 Plan have exercise prices that are less than, equal to or greater than the fair value of the common stock on the date of grant. The Company had reserved 3,389,000 shares of Common Stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired and no additional shares were granted under the Plan after that date.

Restricted Plan

Total compensation expense under the Restricted Plan was $50,000 for both the three months ended March 31, 2010 and 2009, respectively. Total compensation expense associated with the Restricted Plan was $100,000 for both the six months ended March 31, 2010 and 2009, respectively. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as part of their compensation.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2010 there were 1,150,000 shares of Common Stock available for awards under the plan.

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

At March 31, 2010, there was no recognized compensation cost related to the 2009 Plan.

Stock repurchase program

On February 23, 2009, the Company’s Board of Directors approved a common stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the three months ended March 31, 2010, and the program was extended as outlined below on February 16, 2010.

On February 16, 2010, the Company’s Board of Directors extended the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock.  Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices.  During the three months ended March 31, 2010 the Company purchased 5,200 shares of common stock under the program at a cost of $21,661, or an average market price of $4.17 per share.  The Company financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month of the three months ended March 31, 2010:

			Total Number of	Number of
	Total		Shares Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Program

January 2010	—	—	—	—

February 2010	4,100	$4.16	4,100	995,900

March 2010	1,100	$4.20	1,100	994,800

	5,200		5,200

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB Accounting Standards Topic 260 (ASC 260), Earnings Per Share.

For the three and six month periods ended March 31, 2010, there were 380,000 options to purchase common stock outstanding excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

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

We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Our customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause our customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by our customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  Additionally, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, our revenues and results of operations will be adversely affected.  However, we believe that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which should create a market opportunity for our products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since September 30, 2009. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six month period ended March 31, 2010 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2010 AND 2009

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending March 31,		Six Months Ending March 31,
	2010	2009	2010	2009
Net sales:
Product	92.8%	89.5%	88.4%	86.8%
Engineering - modification and development	7.2%	10.5%	11.6%	13.2%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	52.4%	47.0%	51.9%	47.1%
Engineering - modification and development	2.4%	2.9%	6.0%	2.7%
Total cost of sales	54.8%	49.9%	57.9%	49.8%

Gross profit	45.2%	50.1%	42.1%	50.2%

Operating expenses:
Research and development	26.1%	15.4%	25.7%	13.7%
Selling, general and administrative	34.9%	21.7%	40.4%	22.0%
Total operating expenses	61.0%	37.1%	66.1%	35.8%

Operating income (loss)	-15.8%	13.0%	-24.0%	14.5%

Interest income	0.5%	0.9%	0.5%	1.4%
Interest (expense)	0.0%	-0.2%	0.0%	-0.3%
Other income	0.0%	0.0%	0.5%	0.2%
Income (loss) before income taxes	-15.3%	13.8%	-23.0%	15.9%

Income tax expense (benefit)	-1.4%	0.9%	-4.1%	0.8%

Net income (loss)	-13.9%	12.9%	-18.9%	15.1%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net sales. Net sales decreased $5.1 million, or 48.6%, to $5.4 million for the three months ended March 31, 2010 from $10.5 million in the three months ended March 31, 2009.  For the three months ended March 31, 2010, product sales decreased $4.4 million and EMD sales decreased $0.7 million from the same period in the prior year.  The decrease in both product and EMD sales was primarily driven by customer delays in delivery schedules for backlog orders.

Cost of sales. Cost of sales decreased $2.3 million or 43.6%, to $2.9 million, or 54.8% of net sales in the three months ended March 31, 2010 from $5.2 million, or 49.9% of net sales in the three months ended March 31, 2009.  The decrease was primarily the result of the decrease in variable production costs during the quarter, resulting from lower product sales, which accounted for $2.1 million of the decrease, with an additional decrease of $0.2 million in EMD related costs.  The reduced sales volume for the three months ended March 31, 2010 had a negative impact on gross margin as compared to the prior year period.

Research and development. Research and development expense decreased $0.2 million or 12.8% to $1.4 million or 26.1% of net sales in the three months ended March 31, 2010 from $1.6 million or 15.4% of net sales in the three months ended March 31, 2009.  The decrease in research and development expense in the quarter was primarily due to a reduction in departmental headcount.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.4 million, or 17.4%, to $1.9 million, or 34.9% of net sales in the three months ended March 31, 2010 from $2.3 million or 21.7% of net sales in the three months ended March 31, 2009.  The decrease in selling, general, and administrative expense in the quarter was primarily due to continued cost containment efforts.

Interest income. Interest income was $28,000 in the three months ended March 31, 2010 as compared to $97,000 in the three months ended March 31, 2009.  The decrease in interest income was primarily the result of lower interest rates in the quarter as compared to the prior year period.

Interest expense. Interest expense was $1,000 in the three months ended March 31, 2010 as compared to $19,000 in the three months ended March 31, 2009.  The reduction was primarily due to the redemption of the Industrial Development Bond during August, 2009.

Income tax expense (benefit). The income tax benefit for the three months ended March 31, 2010 was $78,000 as compared to an expense of $96,000 for the three months ended March 31, 2009.  The income tax benefit for the three months ended March 31, 2010 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income for the same period in the prior year.

The effective tax rate for the three months ended March 31, 2010 and 2009 were 9% and 7%, respectively. The effective tax rate differs from the statutory rate for the three months ended March 31, 2010 primarily due to the decrease in the overall forecast effective tax rate for the year from the previous quarter, in conjunction with a smaller pretax loss in the current quarter as compared to the quarter ended December 31, 2009.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2009 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

Net (Loss) Income.  As a result of the factors described above, our net loss for the three months ended March 31, 2010 was ($0.7) million.  Net income for the three months ended March 31, 2009 was $1.3 million.  The loss per share of ($0.04) for the three months ended March 31, 2010 compares to income per share of $0.08, on a fully diluted basis, for the three months ended March 31, 2009.

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

Net sales. Net sales decreased $11.0 million, or 52.6%, to $10.0 million for the six months ended March 31, 2010 from $21.0 million in the six months ended March 31, 2009. For the six months ended March 31, 2010, product sales decreased $9.4 million and EMD sales decreased $1.6 million from the same period in the prior year.  The decrease in both product and EMD sales was primarily driven by customer delays in delivery schedules for backlog orders.

Cost of sales. Cost of sales decreased $4.7 million or 44.8%, to $5.8 million, or 57.9% of net sales in the six months ended March 31, 2010 from $10.5 million, or 49.8% of net sales in the six months ended March 31, 2009.  The decrease was the result of the decrease in variable production costs during the quarter which accounted for the entire $4.7 million of decreased costs, as EMD related costs remained flat.  The reduced sales volume for the six months ended March 31, 2010 had a negative impact on gross margin as compared to the prior year period.

Research and development.  Research and development expense decreased $0.3 million or 11.1% to $2.6 million or 25.7% of net sales in the six months ended March 31, 2010 from $2.9 million or 13.7% of net sales in the six months ended March 31, 2009.  The decrease in research and development expense in the quarter was primarily due to a reduction in departmental headcount.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.6 million, or 13.0%, to $4.0 million, or 40.4% of net sales in the six months ended March 31, 2010 from $4.6 million or 22.0% of net sales in the six months ended March 31, 2009.  The decrease in selling, general, and administrative expense in the quarter was primarily due to continued cost containment efforts.

Interest income. Interest income was $51,000 in the six months ended March 31, 2010 as compared to $298,000 in the six months ended March 31, 2009.  The decrease in interest income was primarily the result of lower interest rates in the quarter as compared to the prior year period.

Interest expense. Interest expense was $1,000 in the six months ended March 31, 2010 as compared to $55,000 in the six months ended March 31, 2009.  The reduction was primarily due to the redemption of the Industrial Development Bond during August, 2009.

Income tax expense. The income tax benefit for the six months ended March 31, 2010 was $406,000 as compared to an expense of $168,000 for the six months ended March 31, 2009. The income tax benefit for the three and six months ended March 31, 2010 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income from the same periods in the prior year.

The effective tax rates for the six months ended March 31, 2010 and 2009 were 18% and 5%, respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2010 due to the forecasted utilization of research and experimentation tax credit carryforwards, the forecasted net reversals of various deductible temporary differences which are fully offset by a valuation allowance and the forecasted level of pretax income.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2009 due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

Net (Loss) Income.  As a result of  the factors described above, our net loss for the six months ended March 31, 2010 was $(1.9) million.  Net income for the six months ended March 31, 2009 was $3.2 million.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2010	2009
Cash and cash equivalents	$35,654,687	$35,565,694
Accounts receivable, net	4,004,698	6,188,706
Current assets	46,549,190	48,792,791
Current liabilities	3,227,558	4,168,314
Deferred revenue	196,963	225,648
Total debt and other non-current liabilities (1)	880,085	918,072
Quick ratio (2)	12.29	10.02
Current ratio (3)	14.42	11.71

	Six Months Ending March 31,
	2010	2009
Cash flow activites:
Net cash provided by operating activites	$258,903	$2,762,095
Net cash (used in) investing activites	(142,529)	(161,557)
Net cash (used in) financing activites	(27,381)	(113,480)

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

Operating activities

Cash provided by operating activities was $0.3 million for the six months ended March 31, 2010 as compared to cash provided by operating activities of $2.8 million for the six months ended March 31, 2009. The decrease was primarily due to a net loss of $1.9 million for the six months ended March 31, 2010 versus net income of $3.2 million in the prior year period.  The cash provided by operating activities during the six months ended March 31, 2010 was primarily due to decreases in accounts receivable, pre-paid expenses and inventory of $2.2 million, $0.3 million and $0.3 million, respectively.  This was partially offset by the net loss experienced for the period, a decrease in accrued expenses and a decrease in accounts payable of $1.9 million, $0.6 million and $0.3 million, respectively.

Investing activities

Cash used in investing activities was $143,000 for the six months ended March 31, 2010 and $162,000 for the six months ended March 31, 2009, which primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $27,000 for the six months ended March 31, 2010 which consisted of approximately $22,000 for the repurchase of common stock and $5,000 for the repayment of capitalized lease obligations. Net cash used in financing activities of $113,000 for the six months ended March 31, 2009, which consisted of $108,000 for the repurchase of common stock, and a $5,000 repayment of capitalized lease obligations.

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

Backlog

As of March 31, 2010 and September 30, 2009, our backlog was $35.0 million and $34.1 million, respectively. The $0.9 million increase in backlog was the result of $10.9 million in new business orders offset by $10.0 million of recognized revenue.  Air Data product backlog as of March 31, 2010 increased $1.1 million from September 30, 2009; while Flat Panel Display Systems backlog, as of March 31, 2010, decreased $0.2 million from September 30, 2009.  To the extent new business orders do not continue to equal or exceed recognized revenue from the Company’s existing backlog, future operating results may be negatively impacted.

Backlog activity for the six months ended March 31, 2010 (in thousands):

Balance at			Balance at
September 30,	Additional	Recognized	March 31,
2009	Bookings	in Revenue	2010

$34,142	$10,876	$9,980	$35,038

Backlog activity for the three months ended March 31, 2010 (in thousands):

Balance at			Balance at
December 31,	Additional	Recognized	March 31,
2009	Bookings	in Revenue	2010

$34,321	$6,090	$5,373	$35,038

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2010 and September 30, 2009, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ending March 31, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase or decrease in our variable interest rates would have affected interest income by approximately $90,000 and $183,000, respectively, with a resulting impact on cash flows of approximately $90,000 and $183,000 for the three and six months ended March 31, 2010, respectively.

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase program

On February 23, 2009, the Company’s Board of Directors approved a Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. There were no shares purchased under this plan during the three months ended March 31, 2010. The program was scheduled to expire on February 21, 2010; on February 16, 2010 the Company’s Board of Directors approved the extension of this program.

On February 16, 2010, the Company’s Board of Directors extended the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock.  Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices.  During the three months ended March 31, 2010 the Company purchased 5,200 shares of common stock under the program at a cost of $21,661, or an average market price of $4.17 per share.  The Company financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month of the three months ended March 31, 2010:

			Total Number of	Number of
	Total		Shares Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Program

January 2010	—	—	—	—

February 2010	4,100	$4.16	4,100	995,900

March 2010	1,100	$4.20	1,100	994,800

	5,200		5,200

Item 3.  Defaults upon Senior Securities

None

Item 4.

Removed and reserved

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 05, 2010	By:	/s/ JOHN C. LONG
JOHN C. LONG
CHIEF FINANCIAL OFFICER