Form 10-Q
period 2010-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2010-08-06
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, there were 16,768,991 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$38,019,536	$35,565,694
Accounts receivable, net	3,909,442	6,188,706
Inventories	5,002,468	5,306,985
Deferred income taxes	450,113	503,993
Prepaid expenses and other current assets	980,120	1,227,413

Total current assets	48,361,679	48,792,791

Property and equipment, net	7,915,716	8,343,701

Other assets	237,720	399,520

Total Assets	$56,515,115	$57,536,012

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	991,504	1,207,990
Accrued expenses	2,268,420	2,785,560
Deferred revenue	145,125	164,856

Total current liabilities	3,414,957	4,168,314

Long-term portion of capitalized lease obligations	18,490	26,991
Deferred revenue	21,714	60,792
Deferred income taxes	579,089	642,651
Other liabilities	168,464	238,522

Total Liabilities	4,202,714	5,137,270

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2010 and September 30, 2009	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,236,759 and 18,206,839 issued at June 30, 2010 and September 30, 2009	18,236	18,207

Additional paid-in capital	46,900,432	46,462,135
Retained earnings	24,658,373	25,161,276
Treasury stock, at cost, 1,476,000 and 1,470,510 shares at June 30, 2010 and September 30, 2009, respectively	(19,264,640)	(19,242,876)

Total Shareholders’ Equity	52,312,401	52,398,742

Total Liabilities and Shareholders’ Equity	$56,515,115	$57,536,012

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
Net sales:	2010	2009	2010	2009
Product	$7,295,526	$6,645,822	$16,117,839	$24,900,246
Engineering - modification and development	518,290	1,113,478	1,676,173	3,900,126
Total net sales	7,813,816	7,759,300	17,794,012	28,800,372

Cost of sales
Product	2,890,660	3,302,823	8,072,055	13,213,569
Engineering - modification and development	120,150	318,222	718,024	880,262
Total cost of sales	3,010,810	3,621,045	8,790,079	14,093,831

Gross profit	4,803,006	4,138,255	9,003,933	14,706,541

Operating expenses:
Research and development	1,274,872	1,287,397	3,844,282	4,178,585
Selling, general and administrative	1,938,411	1,840,571	5,965,876	6,471,958
Total operating expenses	3,213,283	3,127,968	9,810,158	10,650,543

Operating income (loss)	1,589,723	1,010,287	(806,225)	4,055,998

Interest income	69,164	62,594	119,774	360,907
Interest (expense)	(562)	(19,798)	(1,840)	(74,513)
Other income	—	—	50,000	50,073
Income (loss) before income taxes	1,658,325	1,053,083	(638,291)	4,392,465

Income tax expense (benefit)	270,293	(199,228)	(135,385)	(30,762)

Net income (loss)	$1,388,032	$1,252,311	$(502,906)	$4,423,227

Net income (loss) per common share:
Basic	$0.08	$0.07	$(0.03)	$0.26
Diluted	$0.08	$0.07	$(0.03)	$0.26

Weighted Average Shares Outstanding:
Basic	16,760,759	16,727,269	16,752,973	16,727,269
Diluted	16,799,157	16,750,308	16,752,973	16,746,631

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(502,906)	$4,423,227
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	632,175	767,849
Deposit forfeiture, installation kits	118,660	—
Share-based compensation expense:
Stock options	283,412	395,006
Nonvested stock awards	149,946	150,110
Tax benefit from share-based compensation:
Nonvested stock awards	4,939	3,094
Loss on disposal of property and equipment	1,126	260
Excess and obsolete inventory cost	—	666,580
(Increase) decrease in:
Accounts receivable	2,279,264	(529,160)
Inventories	304,517	3,198,957
Prepaid expenses and other current assets	326,393	98,247
Other non-current assets	—	(74,534)
Increase (decrease) in:
Accounts Payable	(216,486)	(1,402,254)
Accrued expenses	(517,140)	(2,032,173)
Income taxes payable	(149,158)	(718,039)
Deferred income tax	(9,682)	—
Deferred revenue	(58,809)	(310,871)
Net cash provided by operating activities	2,646,251	4,636,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(162,173)	(244,127)
Net cash (used in) investing activities	(162,173)	(244,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(21,735)	(108,250)
Repayment of capitalized lease obligations	(8,501)	(7,916)
Net cash (used in) financing activities	(30,236)	(116,166)

Net increase in cash and cash equivalents	2,453,842	4,276,006
Cash and cash equivalents, beginning of year	35,565,694	35,031,932

Cash and cash equivalents, end of period	$38,019,536	$39,307,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,840	$44,488
Cash paid for income tax	$121,473	$704,486
Cash received from income tax refund	$1,000	$25,115

Noncash Investing activities
Accrual for purchase of property and equipment	—	68,780

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2009 is derived from audited financial statements. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at June 30, 2010 and September 30, 2009 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2010 or 2009.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  Additionally, during the three months ended June 30, 2010 the Company began delivery in accordance with a new arrangement with a new customer to provide, among other deliverables, functional upgrades to the Company’s flight information computers and flat-panel displays.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25), which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price.  The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services, product sales and/or the sale of functional upgrades.  The Company’s multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements”, ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition” (ASC Topic 605).

To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering — Modification and Development (“EMD”) revenue amounts earned during the design and development phase of the contract following the guidance included in the FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (ASC Topic 605-35).  To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of FASB ASC Topic 605, “Revenue Recognition”(ASC Topic 605).

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and the Company has deemed outside the scope the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (ASC Topic 985).

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.  The Company files a consolidated United States federal income tax return (see Note 3).

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

A valuation allowance is established when it is more likely than not that all or a portion of the net deferred tax asset will not be realized.  The Company continues to maintain a full valuation allowance against its net deferred tax assets, as of the quarter ended June 30, 2010.  In accordance with ASC Topic 740, the Company will continue to evaluate the need for a full or partial valuation allowance in future periods.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220) the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets.  For the three months ending June 30, 2010 and 2009, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,844,666	$—	$—

Fair Value Measurement on September 30, 2009
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents
Money market funds	$34,793,543	$—	$—

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

Concentrations

Major Customers and Products

For the three months ended June 30, 2010, two of the Company’s customers, Eclipse Aerospace, Inc. and Cessna Aircraft Company, accounted for 19% and 19% of net sales, respectively. During the nine months ended June 30, 2010, two of the Company’s customers, Lockheed Martin and Cessna Aircraft, accounted for 13% and 12% of net sales, respectively.

For the three months ended June 30, 2009, three of the Company’s customers, American Airlines, the United States Department of Defense and Western Aircraft, accounted for 24%, 21% and 13% of net sales, respectively. During the nine months ended June 30, 2009 two of the Company’s customers, American Airlines and the United States Department of Defense, accounted for 30% and 12% of net sales, respectively.

Major Suppliers

The Company currently buys several of its components from single source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

During the three months ended June 30, 2010 the Company did not have any suppliers who accounted for more than 10% of total inventory related purchases, as compared to the Company having one supplier who accounted for 30% of the Company’s total inventory related purchases during the three months ended June 30, 2009.

During the nine months ended June 30, 2010 and 2009 the Company had one supplier who accounted for 20% and 30% of the Company’s total inventory related purchases, respectively.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million and $0.2 million, as of June 30, 2010 and September 30, 2009, respectively

Recent Accounting Pronouncements

In May 2009, the FASB issued Accounting Standards Codification Topic 855 (ASC Topic 855), Subsequent Events which establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures identify the date through which the entity has evaluated subsequent events. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009.  In February 2010, the FASB amended its guidance removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  The Company adopted ASC Topic 855 on April 1, 2010 and the adoption had no impact on the condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification.   ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements.  In accordance with ASU 2009-13 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company’s financial condition or operating results, as the Company did not have a significant amount of sales that contain multiple elements.  Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods presented and determined that it would have had no impact on any of the Company’s prior financial statements or operating results.  The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements That include Software Elements which amends ASC Topic 985-605, Software — Revenue Recognition in regard to the scope of software guidance.  ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product’s essential functionality.  While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company’s recognition of revenue from period to period.  In accordance with ASU 2009-14 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company’s financial condition or operating results, as the Company did not previously have arrangements and/or sales that were included within the scope of ASC Topic 985-605, Software-Revenue Recognition.  Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods being presented and determined that it would have had no impact on any of the Company’s prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application.  The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions.  ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2010-17 on its financial statements.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete, and consist of the following:

	June 30,	September 30,
	2010	2009
Raw materials	$3,156,381	$3,535,109
Work-in-process	614,418	315,179
Finished goods	1,231,669	1,456,697
	$5,002,468	$5,306,985

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2010	2009

Revenue recognized not yet invoiced	$413,817	$491,417
Prepaid insurance	178,787	307,477
Deferred engineering costs	14,014	81,957
Income tax asset	79,100	—
Other	294,402	346,562
	$980,120	$1,227,413

Property and equipment

Property and equipment, net consists of the following balances:

	June 30,	September 30,
	2010	2009

Computer equipment	$2,020,299	$1,986,028
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,089,298	1,074,031
Manufacturing facility	5,576,466	5,558,553
Equipment	4,114,315	4,037,689
Land	1,021,245	1,021,245
	16,903,809	16,759,732
Less: Accumulated depreciation and amortization	(8,988,093)	(8,416,031)
	$7,915,716	$8,343,701

Depreciation and amortization related to property and equipment was approximately $179,000 and $227,000 for the three months ended June 30, 2010 and 2009, respectively.

Depreciation and amortization related to property and equipment was approximately $589,000 and $665,000 for the nine months ended June 30, 2010 and 2009, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2010	2009
Intangible assets, net of accumulated amortization of $241,280 and $198,140 at June 30, 2010 and September 30, 2009	$237,720	$280,860
Installation kits, deposit forfeiture	—	118,660
	$237,720	$399,520

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the nine months ended June 30, 2010.

Total intangible amortization expense was approximately $23,190 and $19,300 for the three months ended June 30, 2010 and 2009, respectively. Total amortization expense for the nine months ended June 30, 2010 and 2009 was $43,140 and $102,600, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2010	2009

Warranty (a)	$877,761	$808,544
Salary, benefits and payroll taxes	518,071	617,224
Reduction in workforce / severance	—	166,453
Professional fees	267,169	188,349
Income taxes payable	—	112,449
Materials on order	31,824	108,210
Other	573,595	784,331
	$2,268,420	$2,785,560

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

Warranty cost and accrual information for the three months ended June 30, 2010 is highlighted below:

Warranty Accrual at March 31, 2010	$790,684
Accrued expense for the three months ended June 30, 2010	137,408
Warranty cost for the three months ended June 30, 2010	(50,331)
Warranty Accrual at June 30, 2010	$877,761

Warranty cost and accrual information for the nine months ended June 30, 2010 is highlighted below:

Warranty Accrual at September 30, 2009	$808,544
Accrued expense for the nine months ended June 30, 2010	256,479
Warranty cost for the nine months ended June 30, 2010	(187,262)
Warranty Accrual at June 30, 2010	$877,761

Notes payable

The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company’s new office and manufacturing facility. The loan matures in 2015 and carried an interest rate set by the remarketing agent that was consistent with 30-day tax-exempt commercial paper. The Company exercised its option to pay-down the outstanding balance during August, 2009.

The interest cost related to this debt for the three months ended June 30, 2010 and 2009 was $0 and $9,000, respectively. The interest cost related to this debt for the nine months ended June 30, 2010 and 2009 was $0 and $42,000 respectively. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt, prior to the August, 2009 redemption.

3. Income Taxes

Income tax expense was approximately $270,000 and income tax benefit was $135,000 for the three and nine months ended June 30, 2010, respectively, as compared to an income tax benefit of $199,000 and $31,000, respectively, for the three and nine months ended June 30, 2009. The increase in the income tax expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, is due to an increased level of pre-tax income for the quarter relative to the year-to-date result, as compared to the same quarter in the prior year.  The increase in the income tax benefit for the nine months ended June 30, 2010 was the result of the pre-tax loss for the period as compared to the pre-tax income from the same period in the prior year.  The income tax benefit in the nine months ended June 30, 2009 reflects the impact of net discrete tax benefits recognized in the period then ended, which offset the tax expense calculated on pre-tax income.

The effective tax rates for the three months ended June 30, 2010 and 2009 was 16% and (19%), respectively.  The effective tax rate differs from the statutory rate for the three months ended June 30, 2010 due to a decrease in the overall forecast effective tax rate for the year from the previous quarter, in conjunction with a positive pre-tax income for the current quarter as compared to prior quarters in the current year, and also a decrease in the liability related to an uncertain tax position upon the expiration of a statute of limitations. The effective tax rate differs from the statutory rate for the three months ended June 30, 2009 primarily due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

The effective tax rates for the nine months ended June 30, 2010 and 2009 was 21% and (1%), respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2010 due to the forecasted net reversals of various deductible temporary differences that are fully offset by a valuation allowance, the forecasted utilization of research and experimentation tax credit carry-forwards, and the forecasted level of pre-tax income.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2009 primarily due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

As of June 30, 2010, the Company recognized a $79,000 current income tax asset resulting from current taxable losses that can be carried back to prior years to offset federal income tax paid.  The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carry-forward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets would be realized in future periods.  As such, improvements in pre-tax income in the future within the jurisdictions where the Company maintains a valuation allowance may result in these tax benefits ultimately being realized.  However, there is no assurance that such improvements will be achieved.

4. Capital Stock

At June 30, 2010, the Company’s Articles of Incorporation provide the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $147,000 and $168,000 for the three months ended June 30, 2010 and 2009, respectively. The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately $8,000 and ($1,000) for the three months ended June 30, 2010 and 2009, respectively.

Total share-based compensation expense was approximately $433,000 and $545,000 for the nine months ended June 30, 2010 and 2009, respectively The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately $5,000 and $3,000 for the nine months ended June 30, 2010 and 2009, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”).  These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was $81,000 and $118,000 for the three months ended June 30, 2010 and 2009, respectively. Total compensation expense associated with awards under the 1998 plan was $268,000 and $395,000 for the nine months ended June 30, 2010 and 2009, respectively.

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

Restricted Plan

Total compensation expense under the Restricted Plan was $50,000 for both the three months ended June 30, 2010 and 2009, respectively. Total compensation expense associated with the Restricted Plan was $150,000 for both the nine months ended June 30, 2010 and 2009, respectively. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as part of their compensation.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2010 there were 1,150,000 shares of Common Stock available for awards under the plan.

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

Total compensation expense associated with awards under the 2009 plan was $15,000 and $0 for the three months ended June 30, 2010 and 2009, respectively. Total compensation expense associated with awards under the 2009 plan was $15,000 and $0 for the nine months ended June 30, 2010 and 2009, respectively.

Stock repurchase program

On February 16, 2010, the Company’s Board of Directors extended the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock.  Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices.  There were no shares purchased under this plan during the three months ended June 30, 2010.  During the nine months ended June 30, 2010 the Company purchased 5,200 shares of common stock under the program at a cost of $21,661, or an average market price of $4.17 per share.  The Company financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month since its inception through June 30, 2010:

			Total Number of	Number of
	Total		Shares Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Program

January 2010	—	—	—	—

February 2010	4,100	$4.16	4,100	995,900

March 2010	1,100	4.20	1,100	994,800

April 2010	—	—	—	—

May 2010	—	—	—	—

June 2010	—	—	—	—

	5,200	4.17	5,200

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB Accounting Standards Topic 260 (ASC 260), Earnings Per Share.

For the three month period ended June 30, 2010, there were 359,800 options to purchase common stock outstanding included in the computation of diluted earnings per share.  For the nine month period ended June 30, 2009, there were 362,500 options to purchase common stock outstanding excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to our business or our management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended, and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements. Our Annual Report on Form 10-K for the year ended September 30, 2009 contains a discussion of these critical accounting policies. During the three month period ended June 30, 2010 the Company chose to early adopt ASU 2009-13 and ASU 2009-14, for details related to the adoption of these Accounting Standards refer to the Revenue Recognition and Recent Accounting Pronouncements sections of the Notes to Condensed Consolidated Financial Statements.  Other than the adoption of ASU 2009-13 and ASU 2009-14 there have been no significant changes in our critical accounting policies since September 30, 2009.

See also Note 1 to our unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2010 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2010 AND 2009

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
Net sales:	2010	2009	2010	2009
Product	93.4%	85.6%	90.6%	86.5%
Engineering - modification and development	6.6%	14.4%	9.4%	13.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	37.0%	42.6%	45.4%	45.9%
Engineering - modification and development	1.5%	4.1%	4.0%	3.1%
Total cost of sales	38.5%	46.7%	49.4%	48.9%

Gross profit	61.5%	53.3%	50.6%	51.1%

Operating expenses:
Research and development	16.3%	16.6%	21.6%	14.5%
Selling, general and administrative	24.8%	23.7%	33.5%	22.5%
Total operating expenses	41.1%	40.3%	55.1%	37.0%

Operating income (loss)	20.3%	13.0%	-4.5%	14.1%

Interest income	0.9%	0.8%	0.7%	1.3%
Interest (expense)	0.0%	-0.3%	0.0%	-0.3%
Other income	0.0%	0.0%	0.3%	0.2%
Income (loss) before income taxes	21.2%	13.6%	-3.6%	15.3%

Income tax expense (benefit)	3.5%	-2.6%	-0.8%	-0.1%

Net income (loss)	17.8%	16.1%	-2.8%	15.4%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net sales. Net sales were $7.8 million for both the three months ended June 30, 2010 and 2009. For the three months ended June 30, 2010, product sales increased approximately $0.6 million and EMD sales decreased approximately $0.6 million from the same period in the prior year. The increase in product sales was primarily the result of increased product delivery against both existing backlog orders and new orders that were booked in the period. The decrease in EMD sales was primarily a result of a delayed contract award.

Cost of sales. Cost of sales decreased $0.6 million or 16.9%, to $3.0 million, or 38.5% of net sales in the three months ended June 30, 2010 from $3.6 million, or 46.7% of net sales in the three months ended June 30, 2009. The decrease was primarily driven by resumed sales associated with the Eclipse E500  aircraft that had de minimis direct costs and a continued focus on cost reduction.

Research and development. Research and development expense for the three months ended June 30, 2010 and 2009 was $1.3 million and $1.3 million or 16.3% and 16.6% of net sales, respectively.  This is consistent with the Company’s strategy to continue to invest in on-going research and development of our core products, consistent with revenues realized in a given period.

Selling, general, and administrative. Selling, general and administrative expenses increased $0.1 million, or 5.3%, to $1.9 million, or 24.87% of net sales in the three months ended June 30, 2010 from $1.8 million or 23.7% of net sales in the three months ended June 30, 2009. The increase was due to increased sales and marketing expenses.

Interest income. Interest income was $69,000 in the three months ended June 30, 2010 as compared to $63,000 in the three months ended June 30, 2009. The increase in interest income was primarily the result of higher interest rates earned on invested cash in the quarter as compared to the same period in the prior year.

Interest expense. Interest expense was $1,000 in the three months ended June 30, 2010 as compared to $20,000 in the three months ended June 30, 2009. The reduction was primarily due to the redemption of the Industrial Development Bond during August, 2009.

Income tax expense (benefit). Income tax expense for the three months ended June 30, 2010 was $270,000 as compared to the income tax benefit of $199,000 for the three months ended June 30, 2009.  The increase in the income tax expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, is primarily due to an increased level of pre-tax income for the quarter relative to the year-to-date result, as compared to the same quarter in the prior year.

The effective tax rates for the three months ended June 30, 2010 and 2009 was 16% and (19%), respectively.  The effective tax rate differs from the statutory rate for the three months ended June 30, 2010 due to a decrease in the overall forecasted effective tax rate for the year from the previous quarter, in conjunction with a positive pre-tax income for the current quarter as compared to prior quarters in the current year, and also a decrease in the liability related to an uncertain tax position upon the expiration of a statute of limitations. The effective tax rate differs from the statutory rate for the three months ended June 30, 2009 primarily due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

Nine months ended June 30, 2010 Compared to the Nine months ended June 30, 2009

Net sales. Net sales decreased $11.0 million, or 38.2%, to $17.8 million for the nine months ended June 30, 2010 from $28.8 million in the nine months ended June 30, 2009. For the nine months ended June 30, 2010, product sales decreased $8.8 million and EMD sales decreased $2.2 million from the same period in the prior year. The decrease in product sales was primarily driven by customer delays in delivery schedules for backlog orders and the decrease in EMD sales was primarily driven by a reduction in volume.

Cost of sales. Cost of sales decreased $5.3 million or 37.6%, to $8.8 million, or 49.4% of net sales in the nine months ended June 30, 2010 from $14.1 million, or 48.9% of net sales in the nine months ended June 30, 2009. The decrease was primarily driven by a decrease in variable production costs associated with the reduced year to date sales volume, resumed sales associated with the Eclipse E500 aircraft that had de minimis direct costs as discussed above and a continued focus on cost reduction.

Research and development. Research and development expense decreased $0.3 million or 8.0% to $3.8 million or 21.6% of net sales in the nine months ended June 30, 2010 from $4.2 million or 14.5% of net sales in the nine months ended June 30, 2009.  The decrease in research and development expense in the nine months ended June 30, 2010 was primarily due to a reduction in headcount.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.5 million, or 7.8%, to $6.0 million, or 33.5% of net sales in the nine months ended June 30, 2010 from $6.5 million or 22.5% of net sales in the nine months ended June 30, 2009. The decrease in selling, general and administrative expense in the nine months ended June 30, 2010 was primarily due to decreased legal and consultant fees and stock option compensation expenses, of $0.2 million and $0.1 million, respectively.

Interest income. Interest income was $120,000 in the nine months ended June 30, 2010 as compared to $361,000 in the nine months ended June 30, 2009. The decrease in interest income was primarily the result of our reduced average cash balance during the nine months ended June 30, 2010 as compared to the same period in the prior year as well as lower interest rates earned on invested cash during the nine months ended June 30, 2010 as compared to the same period in the prior year.

Interest expense. Interest expense was $2,000 in the nine months ended June 30, 2010 as compared to $75,000 in the nine months ended June 30, 2009. The reduction was primarily due to the redemption of the Industrial Development Bond during August, 2009.

Income tax expense (benefit). Income tax benefit for the nine months ended June 30, 2010 was $135,000 as compared to a benefit of $31,000 for the nine months ended June 30, 2009. The increase in the income tax benefit for the nine months ended June 30, 2010 was the result of the pre-tax loss for the nine months ended June 30, 2010 as compared to the pre-tax income from the same period in the prior year.  The income tax benefit in the nine months ended June 30, 2009 reflects the impact of net discrete tax benefits recognized in the period then ended, which offset the tax expense calculated on pre-tax income.

The effective tax rates for the nine months ended June 30, 2010 and 2009 was 21% and (1%), respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2010 due to the forecasted net reversals of various deductible temporary differences that are fully offset by a valuation allowance, the forecasted utilization of research and experimentation tax credit carry-forwards, and the forecasted level of pre-tax income.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2009 primarily due to the reversal of certain deductible temporary differences, which were fully offset by a valuation allowance, that were deductible for income tax purposes in the fiscal year ended September 30, 2009.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2010	2009
Cash and cash equivalents	$38,019,536	$35,565,694
Accounts receivable, net	3,909,442	6,188,706
Current assets	48,361,679	48,792,791
Current liabilities	3,414,957	4,168,314
Deferred revenue	166,839	225,648
Total debt and other non-current liabilities (1)	775,951	918,072
Quick ratio (2)	12.28	10.02
Current ratio (3)	14.16	11.71

	Nine Months Ending June 30,
	2010	2009
Cash flow activites:
Net cash provided by operating activites	$2,646,250	$4,636,299
Net cash (used in) investing activites	(162,173)	(244,127)
Net cash (used in) financing activites	(30,236)	(116,166)

(1)         Excludes deferred revenue

(2)         Calculated as:  (Cash and cash equivalents and Accounts receivable, net) divided by Current liabilities

(3)         Calculated as:  Current assets divided by Current liabilities

Our main source of liquidity has been cash flow from operating activities. We require cash principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $2.6 million for the nine months ended June 30, 2010 as compared to cash provided by operating activities of $4.6 million for the nine months ended June 30, 2009. The decrease was primarily due to a net loss of $0.5 million for the nine months ended June 30, 2010 versus net income of $4.4 million in the prior year.

The cash provided by operating activities during the nine months ended June 30, 2010 was primarily due to decreases in accounts receivable, pre-paid expenses and inventories of $2.3 million, $0.3 million and $0.3 million, respectively.

Investing activities

Cash used in investing activities was $162,000 and $244,000 for the nine months ended June 30, 2010 and 2009, respectively, which primarily consisted of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $30,000 for the nine months ended June 30, 2010 which consisted of $22,000 for the repurchase of common stock and $8,000 for the repayment of capitalized lease obligations. Net cash used in financing activities of $116,000 for the nine months ended June 30, 2009 primarily consisted of $108,000 for the repurchase of common stock and $8,000 for the repayment of capitalized lease obligations.

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

Backlog

As of June 30, 2010 and September 30, 2009, our backlog was $39.2 million and $34.1 million, respectively. The $5.1 million increase in backlog was the result of $24.1 million in new business orders offset by $17.8 million of recognized revenues and $1.2 million of de-bookings. Air Data product backlog as of June 30, 2010 increased $0.1 million from September 30, 2009; while Flat Panel Display Systems backlog, as of June 30, 2010, increased $5.0 million from September 30, 2009.  To the extent new business orders do not continue to equal or exceed recognized revenue from the Company’s existing backlog, future operating results may be negatively impacted.

Backlog activity for the nine months ended June 30, 2010 (in thousands):

Balance at			Balance at
September 30,	Additional	Recognized	June 30,
2009	Bookings	in Revenue	2010

$34,142	$22,880	$17,794	$39,228

Backlog activity for the three months ended June 30, 2010 (in thousands):

Balance at			Balance at
March 31,	Additional	Recognized	June 30,
2010	Bookings	in Revenue	2010

$35,038	$12,004	$7,814	$39,228

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2010 and September 30, 2009, we were not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  As the interest rates are variable, and we do not engage in hedging activities, a change in interest rates earned on cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ending June 30, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase or decrease in our variable interest rates would have affected interest income by approximately $93,000 and $275,000, respectively, with a resulting impact on cash flows of approximately $93,000 and $275,000, for the three and nine months ended June 30, 2010 respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase program

On February 16, 2010, the Company’s Board of Directors extended a Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices.  During the three months ended June 30, 2010 the Company made no purchases of Common Stock under the program.  During the nine months ended June 30, 2010 the Company purchased 5,200 shares of Common Stock under the program at a cost of $21,661, or an average market price of $4.17 per share.  The Company financed these purchases through available cash.  The following table sets forth the purchases made under this new plan for each month of the six months ended June 30, 2010:

			Total Number of	Number of
	Total		Shares Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the
Period	Purchased	per Share	Programs	Program

January 2010	—	—	—	—

February 2010	4,100	$4.16	4,100	995,900

March 2010	1,100	4.20	1,100	994,800

April 2010	—	—	—	—

May 2010	—	—	—	—

June 2010	—	—	—	—

	5,200	4.17	5,200

Item 3.	Defaults upon Senior Securities

None

Item 4.	Removed and reserved

Item 5.	Other Information

None

Item 6. Exhibits

(a)	Exhibits

	3.1*	Amended and Restated Bylaws of Innovative Solutions and Support, Inc. as amended

	31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1†	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 5, 2010	By:	/s/ JOHN C. LONG

JOHN C. LONG
CHIEF FINANCIAL OFFICER