Form 10-K
period 2010-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2010-12-14
CIK 836690

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 31, 2010 (the last business day of the registrant's most recently completed second quarter) was approximately $80.1 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of December 04, 2010, there were 16,770,415 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

          Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed prior to January 28, 2010 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2010 Annual Report on Form 10-K

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

  •
  difficulties in developing and producing our COCKPIT/IP™ Flat Panel Display System or other planned products or product enhancements;

  •
  market acceptance of our flat COCKPIT/IP™ Flat Panel Display System or other planned products or product enhancements;

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

        For several years the Company has been working with advances in technology to provide pilots increasing amounts of information that enhance both the safety and efficiency of flying. These advances have come together in the Company's COCKPIT/IP™ (Cockpit Information Portal or CIP) Flat Panel Display System product line that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and increased functionality. The Company's Flat Panel Display System product line is suited to address market demand that we believe will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. We believe the transition to Flat Panel Display Systems as part of airplane retrofit requirements continues. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (WAAS) approach qualified airports. Aircraft equipped with our Flat Panel Display System product line will be qualified to land at such airports, which we believe will further increase the demand for our products.

        In fiscal 2010, IS&S announced it received FAA certification for its Class 3 Electronic Charts and XM Satellite Weather upgrade to the AVIO NG integrated cockpit system of the Eclipse Aerospace, Inc. (EAI) EA500 Very Light Jet. IS&S commenced sales to EAI of the upgrade for installation on existing aircraft. IS&S introduced and began sales of increased functionality for its COCKPIT/IP™ Flat Panel Display System for application on the B757/B767 platform. The company also received additional Transport Canada Supplement Type Certificate (STC) certification for the B757 to further address the needs of that market.

        In fiscal 2009, IS&S announced it began delivering a new product to the U.S. military: high resolution, 20 inch diagonal displays. These displays are used in the rear of the aircraft by tactical mission officers. The Company also initiated shipments of the Flat Panel Display System being marketed by Cessna as the "AdViz" cockpit upgrade solution for legacy Citation 500/501, 550/551, S550 and 560 aircraft. "AdViz" provides access to navigational aids such as XM Weather, navigation charts, remote radio tuning, and enhanced video all while improving reliability and reducing weight. IS&S received an amended Supplement Type Certificate (STC) on the PC-12 Flat Panel Display System for the WAAS program with Lateral and Vertical Precision Performance with a fully coupled auto-pilot. The company also received a Supplemental Type Certificate (STC) for RVSM Compliance of its PC-12 Flat Panel Display System in fiscal 2009.

        In fiscal 2008, IS&S announced an addition to its COCKPITt/IPTM Flat Panel Display System product line: the IS&S Vantage COCKPIT/IP™ Flat Panel Display System, an open architecture flat panel display system capable of interfacing with most third party avionics. The Vantage system can be retrofitted into a variety of airframes. The Company launched a Wide Area Augmentation System (WAAS) program with Lateral and Vertical Precision Performance with a fully coupled auto-pilot for its PC-12 COCKPIT/IP™ Flat Panel Display System. WAAS capability allows PC-12 operators to fly precision approaches at smaller airports. This capability is also available on other aircraft platforms. IS&S received amended Supplemental Type Certificates (STC) for the Boeing 757/767 platform from the Federal Aviation Administration (FAA) adding increased functionality to the COCKPIT/IP™ Flat Panel Display System. The Company increased the volume of work it is conducting for Homeland Security's Pilatus PC-12 and Lockheed Martin C-130 fleets.

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

        There are three general types of flight data: aircraft heading and altitude information, flight critical aircraft control data and navigation data. Aircraft heading and altitude information includes aircraft speed, altitude and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity and other engine measurements. Navigation data includes radio position, flight management, Global Positioning System (GPS) and alternative source information; which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (RPM) and pressure within an aircraft's engines and other mechanical equipment. GPS and alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

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

        Equipment data, such as engine and fuel related information, were traditionally displayed on conventional analog instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft's cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to increased obsolescence problems and normal wear-and-tear. As information displayed by this instrumentation is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel instruments to replace older or non-functioning instruments. Increasingly, operators are replacing their individual instrument clusters with integrated COCKPIT/IP™ Flat Panel Display Systems.

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

Strategy

        Our objective is to become a leading supplier and integrator of cockpit information. We believe our industry experience and reputation, our technology and products and our business strategy provide a basis to achieve this objective. Key elements of our strategy include:

  •
  Retrofit focus.  We believe offering cockpit avionics upgrades for existing aircraft is of great interest in today's economic environment. Retrofitting an aircraft with the COCKPIT/IP™ Flat Panel Display System is cost effective compared to acquiring a new aircraft and yet can provide the same functionality. When the economy returns to more robust levels, we believe lead times to acquire new aircraft will lengthen and demand for retrofits will continue as operators update their existing fleets to provide needed lift capacity.

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

  •
  Continuing our engineering and product development successes.  We developed innovative products by combining our avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. Our COCKPIT/IP™ Flat Panel Display System is an example of our ability to engineer products through the selective application of non-avionic technology. Our research and development expenses were $5.2 million, $5.3 million and $10.3 million for fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

  •
  Expanding our international presence.  We plan to increase our international sales by adding sales and marketing personnel and foreign offices. As large flat panel displays become more prevalent, we believe European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing demand for large flat panel displays. Presently, we are in the process of obtaining EASA approval for European installations.

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

Our Products

        Our current line of products includes:

  Flat Panel Display Systems

        In recent years color flat panel displays have been introduced into aircraft cockpits. Flat Panel Displays are Liquid Crystal Display (LCD) screens that can replicate the display of one or a suite of analog or digital displays on one screen. Like other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data. During fiscal 2010, 2009 and 2008 we derived 68%, 75% and 77% respectively, of our total revenues from sales of Flat Panel Display Systems.

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

  Air Data Systems and Components

        Our air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. The functionality of our air data systems use advanced sensors to gather air pressure data and use customized algorithms to interpret data, thus allowing the system to more accurately calculate altitude. During fiscal 2010, 2009, and 2008 we derived 32%, 25%, and 23%, respectively, of our total revenues from sales of air data systems and related products.

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

Customers

        Our customers include the United States government (including DoD and Homeland Security), ABX Air, American Airlines, The Boeing Company, Bombardier Aerospace, Cessna Aircraft Corporation, Eclipse Aerospace, Inc., Federal Express Corporation, L-3 Communication, Lockheed Martin Corporation, Raytheon, Rockwell Collins, Marshalls of Cambridge, United Kingdom, and the Department of National Defense, Canada, among others.

  Retrofit Market

        Historically, a majority of our sales have come from the retrofit market. Among other reasons, we have pursued the retrofit market because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft. In fiscal 2010, our two largest customers, Lockheed Martin and FedEx, accounted for 11% and 10% of our total revenue, respectively. In fiscal year 2009, our two largest customers, American Airlines and DoD, accounted for 24% and 11% of our total revenue, respectively. In fiscal year 2008 our two largest customers, Eclipse Aviation, Inc. and FedEx, accounted for 42%, and 10% of our total revenue, respectively.

        Updating an individual aircraft's existing electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative to purchasing a new aircraft. We expect our main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

        Department of Defense and Defense Contractors.    We sell our products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing, Lockheed Martin or Rockwell Collins, or a direct contract with the appropriate government agency such as the U.S. Air Force to satisfy its requirement for replacing Central Air Data Computers on its fleet of A-10 aircraft. The government's desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than requiring development of specially designed products, which are usually more costly and take longer to develop. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts described under "Government Regulation" below are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, we typically would be entitled to an equitable adjustment to the contract price so that we would receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

        Aircraft Operators.    We also sell our products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation. Our products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. Our commercial fleet customers include or have included, among others, American Airlines, ABX Air, Air Canada, Federal Express and Northwest Airlines. We sell these customers a range of products from flat panel display systems to air data systems.

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

  OEM Market

        In fiscal 2008 the Company suspended work on the Eclipse VLJ program and Eclipse Aviation Inc. filed for Chapter 11 Bankruptcy. New owners have resurrected the former Eclipse Aviation, Inc. and formed a new entity named Eclipse Aerospace, Inc to purchase Eclipse Aviation, Inc's assets. At the 2010 National Business Aviation Association (NBAA) convention, it was announced that Sikorsky Aircraft intends to invest in Eclipse Aviation, Inc. In fiscal 2010 the Company resumed deliveries to Eclipse Aerospace, Inc. of equipment and functionality to support upgrades to their existing fleet of approximately 250 aircraft. The Company believes that Eclipse aspires to begin new aircraft production.

        We also market our products to other original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to contractors manufacturing military jets.

Customers of our products have included Bombardier, Gulfstream, Boeing, Raytheon, Piaggio and Lockheed Martin.

Backlog

        As of September 30, 2010 and 2009, our backlog was $32.3 million and $34.1 million, respectively. The year over year decrease of $1.8 million or 5.3% was the result of $29.9 million in new business offset by $25.3 million of recognized revenue and $6.4 million of order de-bookings. The preponderance of the de-bookings relate to one customer and is due to the requirement to rebid the project in accordance with the procurement procedures. Air Data product backlog as of September 30, 2010 decreased by $2.4 million from September 30, 2009; while Flat Panel Display Systems backlog as of September 30, 2010 increased by $0.6 million from September 30, 2009.

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

        The majority of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2010, 2009, and 2008 net sales outside the United States amounted to $2.8 million, $4.4 million and $1.7 million, respectively.

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

Our Competition

        The market for our products is highly competitive and characterized by several industry niches in which a number of manufacturers specialize. Our competitors vary in size and resources, and substantially all of our competitors are much larger than we are and have substantially greater resources than we do. With respect to air data systems and related products, our principal competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales, and GE Aviation. With respect to flat panel displays, our principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and GE Aviation. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases we may face competition in this area from additional companies in the future.

        We believe the principal competitive factors in markets we serve are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        We rely on patents to protect our proprietary technology. As of September 30, 2010 the Company holds 22 U.S. patents and has 2 U.S. patent applications pending relating to our technology. In addition, we hold 27 international patents and have 24 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and calibration techniques while others cover technology relating to flat panel display systems and other aspects of our COCKPIT/IP™ solution. While we believe these patents have significant value in protecting our technology, we believe also that the innovative skill, technical expertise and know-how of our personnel in applying the technology reflected in our patents would be difficult, costly and time consuming to reproduce.

        While we are not aware of any pending lawsuits against us alleging patent infringement or the violation of other intellectual property rights, we cannot be certain such infringement claims will not be asserted against us in the future.

Our Employees

        As of September 30, 2010, we had 133 employees, 45 were in engineering, research and development, 55 in manufacturing and assembly operations, 8 in quality and 25 in selling and general administrative positions.

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

Executive Officers of the Registrant

        The following is a list of our executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	68	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	62	President
Ronald C. Albrecht	65	Chief Financial Officer

        Geoffrey S. M. Hedrick was the Chief Executive Officer from the time he founded the Company in February 1988 through June 4, 2007 and was reappointed as Chief Executive Officer on September 8, 2008. He has also been Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

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

        Ronald C. Albrecht has been Chief Financial Officer since August 2010. Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace (UK) and later GE Aviation Systems (GEAS) following the GEAS purchase of Smiths Aerospace in 2007. Recently he has served as Vice President and General Manager of Smiths and later GEAS' Electro Mechanical Business. Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London and has substantial mergers & acquisition and strategic planning experience. Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and an MBA in Finance from Stanford University. He is a Certified Public Accountant (California/Inactive).

  Other

        The public may read and copy any materials filed by us with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC.

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

Risks Related to Our Business

         The recent global recession and credit tightening could adversely affect us.

        The recent global recession and continued concern regarding credit availability, including failures of financial institutions, has initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to us include:

  •
  Declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense programs in which we participate;

  •
  adverse impacts on our access to credit sources; and

  •
  supply problems associated with any financial constraints faced by our vendors.

        A portion of our sales have been, and we expect will continue to be, to defense contractors or government agencies in connection with government aircraft retrofit or original equipment manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more frequent as tax revenues decline due to the weakening of general economic conditions.

         The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on our results of operations.

        Our revenue is concentrated with a limited number of customers. During fiscal year 2010 we derived 48% of revenue from five customers. We derived 56% of revenue during fiscal year 2009 from five customers. We derived 72% of revenue during fiscal year 2008 from five customers. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. As a result of our concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could have a material adverse effect on our revenue and results of operations. In addition, we continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could have a material adverse effect on our business, results of operations and financial condition.

        On November 25, 2008, Eclipse Aviation, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. New owners have resurrected the former Eclipse Aviation, Inc. and formed a new entity named Eclipse Aerospace, Inc. to purchase Eclipse Aviation, Inc.'s assets. In fiscal 2010 the Company began deliveries to Eclipse Aerospace, Inc. of equipment and functionality to support upgrades to their existing fleet of approximately 250 aircraft. The Company has not received and does not anticipate receiving any payment on its pre-petition claims. Additionally, claims have been made against the Company to try to recover amounts paid to the Company during the 90 days preceding the filing of the bankruptcy petition. See Item 3, Legal Proceedings.

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

        During fiscal 2010, 2009, and 2008 we derived 68%, 75% and 77% of our total revenue from the sale of flat panel display systems, respectively. We expect revenues from our air data products will decline as a percent of total sales as peak demand associated with the FAA's Reduced Vertical Separation Minimum (RVSM) mandate has been accommodated. Our revenues and profitability will decrease if new products such as our Flat Panel Display Systems do not receive market acceptance or if our existing customers do not continue to incorporate our products in their retrofitting or manufacturing of aircraft. In seeking new customers, it may be difficult for our products to displace competing products. Accordingly, we cannot be assured that potential customers will accept our products or that existing customers will not abandon them.

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

        Our retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including our contracts with government agencies, includes various terms and conditions that impose certain requirements on us, including the ability of the customer or general contractor to alter the price, quantity or delivery schedule of our products. In addition, the customer or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, we could be entitled to an equitable adjustment to the contract price so we may receive the purchase price for items we have delivered and reimbursement for allowable costs we have incurred. Accordingly, because these contracts can be terminated, we cannot be assured that our retrofit backlog will result in sales.

         We depend on key personnel to manage our business effectively, and if we are unable to retain our key employees, our ability to compete could be harmed.

        Our success depends on the efforts, abilities and expertise of our senior management and other key personnel. There can be no assurance we will be able to retain such employees, the loss of some of whom could hurt our ability to execute our business strategy. We intend to continue hiring key management and sales and marketing personnel. In spite of a U.S. unemployment rate of 9.6% as of October, 2010, competition for such personnel is intense, and we may not be able to attract or retain additional qualified personnel.

        Our future success will depend in part on our ability to implement and improve our operational, administrative and financial systems and controls and to manage, train and expand our employee base. We cannot be assured that after giving effect to our cost containment initiatives that our current and planned personnel levels, systems, procedures and controls will be adequate to support our current and future customer base. If inadequate, we may not be able to exploit existing and potential market opportunities. Any delays or difficulties we encounter could impair our ability to attract new customers or maintain our relationships with existing customers.

         We rely on third party suppliers for components of our products, and any interruption in supply of these components could hinder our ability to deliver our products.

        Our manufacturing process consists primarily of assembling components purchased from our supply chain. These suppliers may not continue to be available to us. If we are unable to maintain relationships with key third party suppliers, the development and distribution of our products could be delayed until equivalent components can be obtained and integrated into our products. In addition, substitution of certain components from other manufacturers may require product redesign, FAA or other approval, which could delay our ability to ship products.

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

         Our success depends on our ability to protect our proprietary rights against potential risk of infringement. If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively.

        Our success and ability to compete will depend in part on our ability to obtain and maintain patent or other protection for our technology and products, both in the United States and abroad. In addition, we must operate without infringing the proprietary rights of others.

        We currently hold 22 U.S. patents and have 2 U.S. patent applications pending. In addition, we hold 27 international patents and have 24 international patent applications pending. We cannot be certain that patents will be issued on any of our present or future applications. In addition, our existing patents or any future patents may not adequately protect our technology if they are not broad enough, are successfully challenged or other entities are able to develop competing methods without violating our patents. If we are not successful in protecting our intellectual property, competitors could begin to offer products that incorporate our technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain, and litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against us or we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we might not be able to produce and sell some of our products. In addition, we have incurred in the past and may continue in the future to incur significant legal and other costs in defense of our intellectual property.

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

        On November 18, 2010, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), filed avoidance actions against IS&S on behalf of AE Liquidation, Inc. for the avoidance of seven payments totaling $321,095 as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008. The Company believes it has meritorious defenses to these avoidance actions, intends to vigorously defend against them, and believes that the likelihood of the avoidance actions prevailing is remote. Accordingly, the Company has not accrued any loss reserve related to this claim.

        On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 4.    Removed and Reserved.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        Our common stock has been traded on the Nasdaq Stock Market, LLC under the symbol "ISSC" since our initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Fiscal Year 2010		Fiscal Year 2009
Period	High	Low	High	Low
First Quarter	$5.37	$4.17	$7.65	$3.02
Second Quarter	7.14	3.81	6.06	2.52
Third Quarter	6.72	4.32	5.90	4.02
Fourth Quarter	6.28	2.12	6.00	3.34

        On December 06, 2010, there were 15 holders of record of the shares of outstanding common stock. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

        No dividends were paid in fiscal 2009 or fiscal 2010. The Company does not expect to declare or pay cash dividends on our common stock in the near future. We intend to retain any earnings to finance the growth of our business.

        On February 16, 2010, the Company's Board of Directors approved the Company's repurchase program to acquire up to 1,000,000 shares of the Company's outstanding Common Stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The plan will expire on February 16, 2011, unless extended by the Board of Directors; however, the program may be discontinued or suspended at any time. During the year ended September 30, 2010 the Company purchased 12,000 shares of common stock under the program at a cost of $48,630, or an average market price of $4.03 per share, financed with available cash. The following table sets forth the purchases made under this new plan for each month since the extension date through September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Program
January, 2010	—	—	—	—
February, 2010	4,100	$4.16	4,100	995,900
March, 2010	1,100	4.20	1,100	994,800
April, 2010	—	—	—	994,800
May, 2010	—	—	—	994,800
June, 2010	—	—	—	994,800
July, 2010	6,800	3.93	6,800	988,000
August, 2010	—	—	—	988,000
September, 2010	—	—	—	988,000

	12,000	4.03	12,000

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., The NASDAQ Composite Index,
The Russell 2000 Index And Dow Jones US Aerospace & Defense Index

	9/05	9/06	9/07	9/08	9/09	9/10
Innovative Solutions and Support, Inc.	100.00	93.56	122.15	42.18	38.78	37.85
NASDAQ Composite	100.00	106.39	127.37	96.70	100.00	112.86
Russell 2000	100.00	109.92	123.49	105.60	95.52	108.27
Dow Jones US Aerospace & Defense	100.00	120.91	164.01	122.06	114.49	129.88

*
$100 invested on 9/30/05 in stock or index—including reinvestment of dividends.
Fiscal year ending September 30.

        The graph above shows the cumulative shareholder return on $100 invested at the market close on September 30, 2005 through and including September 30, 2010, the last trading day before the end of our most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the Nasdaq, Composite Index, the Russell 2000 Index and the Dow Jones US Aerospace & Defense Index.

Item 6.    Selected Consolidated Financial Data.

        The following tables present portions of our consolidated financial statements. The following selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes to our financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2010, 2009 and 2008 and the balance sheet data as of September 30, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2007 and 2006 and the balance sheet data as of September 30, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Net Sales	25,257,323	36,734,150	30,533,311	18,348,128	16,721,967
Cost of sales	11,520,029	17,895,984	20,551,857	14,154,425	8,631,761

Gross profit	13,737,294	18,838,166	9,981,454	4,193,703	8,090,206
Research and development	5,234,240	5,313,007	10,304,279	5,180,360	6,749,426
Selling, general and administrative	8,099,587	8,647,506	22,306,016	15,840,255	9,863,758
Asset Impairment	—	—	2,475,000	—	—

Total operating expenses	13,333,827	13,960,513	35,085,295	21,020,615	16,613,184
Operating income (loss)	403,467	4,877,653	(25,103,841)	(16,826,912)	(8,522,978)
Interest income, net	185,815	315,765	1,415,732	2,886,602	3,091,986
Other income	50,000	50,099	17,300,000	—	—

Income (loss) before income taxes	639,282	5,243,517	(6,388,109)	(13,940,310)	(5,430,992)
Income tax expense (benefit), net	(109,094)	234,856	1,509,139	(5,095,022)	(2,548,600)

Net income (loss)	748,376	5,008,661	(7,897,248)	(8,845,288)	(2,882,392)

Net income (loss) per common share:
Basic	0.04	0.30	(0.47)	(0.52)	(0.17)
Diluted	0.04	0.30	(0.47)	(0.52)	(0.17)
Weighted average shares outstanding:
Basic	16,751,528	16,745,379	16,887,049	16,865,028	17,388,524
Diluted	16,777,886	16,760,500	16,887,049	16,865,028	17,388,524
Cash dividends declared per Common Share		—	1.00	—	—

	As of September 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	40,916,346	35,565,694	35,031,932	49,151,078	62,984,829
Working capital	46,311,056	44,624,477	42,491,253	62,453,234	73,751,866
Total assets	57,590,522	57,536,012	59,896,714	84,585,785	87,232,880
Debt and capital lease obligations, less current portion	15,560	26,991	4,362,725	4,382,542	4,339,587
Total shareholders' equity	53,468,037	52,398,742	46,804,126	70,733,779	78,201,353

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

        Our sales are derived from the sale of our products to the retrofit market and, to a lesser extent, original equipment manufacturers ("OEMs"). Our customers include the United States Department of Defense ("DoD") and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although we occasionally sell our products directly to the DoD, we have sold our products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

        We sell our products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers. Our customers have been and may continue to be affected by the recent adverse economic conditions both in the United States and abroad. Such conditions may cause our customers to curtail or delay spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by our customers include but are not limited to general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. In addition, future spending by government agencies may be further reduced due to declining tax revenues associated with this economic downturn. If our customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to recent adverse economic conditions, our revenues and results of operations will be adversely affected. However, we believe that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for our products.

        The Company experienced significant reductions of headcount costs in fiscal 2010 and 2009, as a result of a 52 person workforce reduction that was implemented in late fiscal 2008. The reductions affected most departments in the Company with the majority coming from the engineering department.

Results of Operations

        The following table sets forth statement of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2010	2009	2008
Net sales:
Product	92.6%	86.7%	85.0%
Engineering—modification and development	7.4%	13.3%	15.0%

Total net sales	100.0%	100.0%	100.0%

Cost of sales
Product	42.5%	45.2%	57.6%
Engineering—modification and development	3.1%	3.5%	9.7%

Total cost of sales	45.6%	48.7%	67.3%

Gross profit	54.4%	51.3%	32.7%
Operating expenses:
Research and development	20.7%	14.5%	33.7%
Selling, general and administrative	32.1%	23.5%	73.1%
Asset impairment	0.0%	0.0%	8.1%

Total operating expenses	52.8%	38.0%	114.9%

Operating income (loss)	1.6%	13.3%	(82.2)%
Interest income	0.7%	1.1%	5.2%
Interest (expense)	(0.0)%	(0.2)%	(0.5)%
Other income	0.2%	0.1%	56.7%

Income (loss) before income taxes	2.5%	14.3%	(20.9)%
Income tax expense (benefit)	-0.4%	0.6%	4.9%

Net income (loss)	3.0%	13.6%	(25.9)%

  Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

        Net sales.    Net sales decreased $11.5 million, or 31.2%, to $25.3 million for fiscal 2010 from $36.7 million for fiscal 2009. For fiscal 2010, product sales decreased $8.5 million and EMD sales decreased $3.0 million from fiscal 2009. The decrease in product sales was primarily driven by customer delays in delivery schedules for backlog orders, while the decrease in EMD sales was primarily driven by a reduction in volume and a delayed contract award.

        Cost of sales.    Cost of sales decreased $6.4 million or 35.6%, to $11.5 million, or 45.6% of net sales for fiscal 2010 from $17.9 million, or 48.7% of net sales for fiscal 2009. The decrease was primarily driven by a decrease in variable production costs associated with reduced sales volume in fiscal 2010 as compared to fiscal 2009, resumed sales associated with the Eclipse E500 aircraft that had de minimis direct costs and a continued focus on cost reduction.

        Research and development.    Research and development expense decreased $0.1 million or 1.5% to $5.2 million or 20.7% of net sales for fiscal 2010—from $5.3 million or 14.5% of net sales for fiscal 2009. This reduction is consistent with the Company's strategy to target a percentage of total costs in a given period, for the purposes of continued investment in on-going research and development of our core products.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $0.5 million, or 6.3%, to $8.1 million, or 32.1% of net sales for fiscal 2010 from $8.6 million or 23.5% of net sales for fiscal 2009. The decrease was primarily due to a reduction in compensation expenses associated with the forfeiture of non-vested stock options of $0.3 million related to the resignation of the former CFO and of $0.1 million on the elimination of amortization expense related to an Industrial Development Bond that was retired in August, 2009.

        Interest (income) expense, net.    Net interest income decreased $0.1 million or 41.1%, to $0.2 million for fiscal 2010 from $0.3 million for fiscal 2009 which was primarily the result of lower interest rates during fiscal 2010 compared to fiscal 2009, partially offset by the elimination of interest related to an Industrial Development Bond that was retired in August, 2009.

        Other income.    Other income was $0.1 million for both fiscal 2010 and fiscal 2009.

        Income taxes.    The income tax benefit for fiscal year ended September 30, 2010 was $0.1 million compared to an income tax expense of $0.2 million for the fiscal year ended September 30, 2009. The decrease in the amount of tax from a tax expense to a tax benefit was primarily attributable to the decrease in pre-tax income.

        Effective tax rates for the years ended September 30, 2010 and 2009 were (17.1)% and 4.5%, respectively. The effective tax rate differs from the statutory rate for the year ended September 30, 2010 due to: 1) reversal of certain deductible temporary differences in the fiscal year ended September 30, 2010 which at September 30, 2009 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2010, and 2) decreases in uncertain tax positions due to the lapse of applicable statutes of limitations.

        The effective tax rate differs from the statutory rate for the year ended September 30, 2009 due to: 1) reversal of certain deductible temporary differences in the fiscal year ended September 30, 2009, which at September 30, 2008 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2009, and 2) utilization of research and experimentation tax credits.

        Net income (loss).    As a result of the factors described above, our net income for fiscal 2010 was $0.7 million. The net income for fiscal 2009 was $5.0 million. On a fully diluted basis, the net income per share of $0.04 for fiscal 2010 compared to a net income per share of $0.30 for fiscal 2009.

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

        Income taxes.    Income tax expense for the fiscal year ended September 30, 2009 was $0.2 million compared to $1.5 million for the fiscal year ended September 30, 2008. The decrease in the amount of income tax expense is primarily the result of the reversal of certain deductible temporary differences in the fiscal year ended September 30, 2009 and the establishment of a full valuation allowance on the deferred tax assets during the fiscal year ended September 30, 2008.

        The effective tax rates for the years ended September 30, 2009 and 2008 were 4.5% and (23.6)%, respectively. The effective tax rate differs from the statutory rate for the year ended September 30, 2009 due to: 1) reversal of certain deductible temporary differences in the fiscal year ended September 30, 2009, which at September 30, 2008 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2009, and 2) utilization of research and experimentation tax credits. The effective tax rate differs from the statutory rate for the year ended September 30, 2008 due to the establishment of a full valuation allowance on net deferred tax assets during the quarter ended March 31, 2008.

        Net income (loss).    As a result of the factors described above, our net income for fiscal 2009 was $5.0 million. The net loss for fiscal 2008 was ($7.9 million). On a fully diluted basis, the net income per share of $0.30 for fiscal 2009 compares to a loss per share of ($0.47) for fiscal 2008.

Related-Party Transactions:

        The Company incurred legal fees of $138,000, $105,000 and $128,000 with a law firm whose partners are shareholders of the Company for the years ended September 30, 2010, 2009 and 2008 respectively. The fees paid and services rendered were comparable with fees paid to other unrelated law firms.

        For the years ended September 30, 2010, 2009 and 2008, respectively, the Company incurred service fees of $25,000, $0 and $67,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and daughter of the Company's Chairman and Chief Executive Officer.

Liquidity and Capital Resources

        The following table highlights key financial measurements of the Company:

	September 30, 2010	September 30, 2009
Cash and cash equivalents	$40,916,346	$35,565,694
Accounts receivable, net	2,529,976	6,188,706
Current assets	49,607,834	48,792,791
Current liabilities	3,296,778	4,168,314
Deferred revenue	166,621	225,648
Total debt and other non-current liabilities(1)	826,927	918,072
Quick ratio(2)	13.18	10.02
Current ratio(3)	15.05	11.71

	Twelve Months Ending September 30,
	2010	2009
Cash flow activites:
Net cash provided by operating activites	$5,600,467	$5,319,549
Net cash (used in) investing activites	(189,790)	(331,895)
Net cash (used in) financing activites	(60,025)	(4,453,892)

(1)
Excludes deferred revenue, includes current portion of capitalized lease obligations

(2)
Calculated as: (Cash and cash equivalents and Accounts receivable, net) divided by Current liabilities

(3)
Calculated as: Current assets divided by Current liabilities

        Our primary source of liquidity was cash flow provided by operating activities. We require cash principally to finance inventory, payroll and accounts receivable.

        Cash flow provided by operating activities was $5.6 million in fiscal 2010 as compared to $5.3 million from operating activities in fiscal 2009, despite the $4.3 million decline in net income in fiscal 2010. The $0.3 million difference was primarily attributable to decrease in accounts receivable and a continued focus on inventory reduction, offset by a decrease in accounts payable, accrued expenses and income taxes payable. The Company had positive operating cash flow of $4.2 million for fiscal 2008 primarily as a result of a change in the provision for losses on accounts receivable, an increase to excess and obsolete expense, an asset impairment charge and a decrease in prepaid expenses and other assets, partially offset by the net operating loss realized.

        Cash used in investing activities was $0.2 million, $0.3 million and $0.6 million for fiscal year 2010, 2009 and 2008 respectively, and consisted of spending for licensing fees, production equipment and laboratory test equipment.

        Cash used in financing activities was $0.1 million for fiscal year 2010 and consisted primarily of the repurchase of 12,000 shares of common stock for $0.1 million. Cash used in financing activities was $4.5 million for fiscal year 2009 and consisted primarily of the repayment in full of the Industrial Development Bond of $4.3 million and the repurchase of 25,000 shares of common stock for

$0.1 million. Cash used in financing activities was $17.7 million for fiscal year 2008 and consisted primarily of a special dividend of $16.7 million paid along with share repurchases of $1.0 million.

        To accommodate future growth, in 2001 the Company purchased 7.5 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania, and built a 44,800 square foot facility that is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million, $4.3 million of which was funded through an Industrial Development Bond (IDB) and the remainder from cash from operations. The Company retired the IDB during August 2009, for $4.3 million.

        Our future capital requirements depend on numerous factors, including market acceptance of our products (in particular flat panel display systems), the timing and rate of expansion of our business, acquisitions, joint ventures and other factors. We have experienced increases in our expenditures since our inception consistent with growth in our operations, personnel, and product line and we anticipate that our operations and expenditures will continue to increase in the foreseeable future. We believe our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next twelve months. However, we may need to raise additional funds through public or private financing or other arrangements if our business grows more rapidly than we anticipate. Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow or to obtain new financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to obtain cost-effective financing in the future. Further, we may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

        Our contractual obligations as of September 30, 2010 mature as follows:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Capital Leases, including interest	25,468	9,908	15,560	—	—
Purchase obligations(2)	1,663,136	1,502,709	160,427	—	—

	1,688,604	1,512,617	175,987	—	—

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

  Revenue recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. Additionally, during fiscal year ended September 30, 2010 the Company began delivery in accordance with a new arrangement with a new customer to provide, among other deliverables, functional upgrades to the Company's flight information computers and flat-panel displays. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 "Multiple-Element Arrangements" (ASC Topic 605-25) which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's selling price. The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services and product sales and/or the sale of functional upgrades. The Company's multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

        The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company's determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

        To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, "Revenue Arrangements That Include Software Elements", ASU 2009-13 and FASB ASC Topic 605, "Revenue Recognition" (ASC Topic 605).

        To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering—Modification and Development ("EMD") revenue amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, "Construction-Type and Production-Type Contracts" (ASC Topic 605-35). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of FASB ASC Topic 605, "Revenue Recognition"(ASC Topic 605).

        To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and the Company has deemed outside the scope the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, "Software" (ASC Topic 985).

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

  Income taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

        The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

  Inventories

        The Company values inventory at the lower of cost (first-in, first-out) or market through the establishment of inventory reserves. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on assumptions about future market conditions. The Company's reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted future demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  Share-based compensation

        The Company adopted the provisions of ASC Topic 505-50, "Equity-Based Payments to Non-Employees" and ASC Topic 718, "Stock Compensation", using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Accordingly, adoption of SFAS 123(R)'s (ASC Topic 505-50 and ASC Topic 718) fair value method results in recording compensation costs under the Company's stock based compensation plans. The

Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with the Company's estimates or assumptions, there may be exposure to changes in stock-based compensation expense that could be material.

  Warranty reserves

        The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on the best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affects warranty cost. If actual costs of warranties differ from the Company's estimated amounts, future results of operations could be adversely affected.

New Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence ("VSOE") if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. This update expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. In accordance with ASU 2009-13 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company's financial condition or operating results, as the Company did not have a significant amount of sales that contained multiple elements. Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods presented and determined that it would have had no impact on any of the Company's prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements that include Software Elements which amends ASC Topic 985-605, Software—Revenue Recognition in regard to the scope of software guidance. ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product's essential functionality. While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company's recognition of revenue from period to period. In accordance with ASU 2009-14 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company's financial condition or operating results, as the Company did not previously have arrangements and/or sales that were included within the scope of ASC Topic 985-605, Software—Revenue Recognition. Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods being presented and determined that it would have had no impact on any of the Company's prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 (the Company's fiscal year 2011), except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company's fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

        In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company's fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-17 on its financial statements.

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

        In fiscal year 2010, 2009, and 2008 net sales outside the United States amounted to $2.8 million, $4.4 million and $1.7 million, respectively.

Item 7A.    Quantitative and qualitative disclosures about market risk.

        The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. Assuming that the balances during fiscal 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in our variable interest rates would have affected interest income by approximately $0.4 million. This would result in a net impact on cash flows of approximately $0.4 million for fiscal 2010.

Item 8.    Financial statements and supplementary data.

        The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC Topic 740, Income Taxes), effective October 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 14, 2010

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$40,916,346	$35,565,694
Accounts receivable, net	2,529,976	6,188,706
Inventories	4,656,392	5,306,985
Deferred income taxes	522,352	503,993
Prepaid expenses and other current assets	982,768	1,227,413

Total current assets	49,607,834	48,792,791
Property and equipment, net	7,761,538	8,343,701
Other assets	221,150	399,520

Total Assets	$57,590,522	$57,536,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	543,877	1,207,990
Accrued expenses	2,585,060	2,785,560
Deferred revenue	157,933	164,856

Total current liabilities	3,296,778	4,168,314
Long-term portion of capitalized lease obligations	15,560	26,991
Deferred revenue	8,688	60,792
Deferred income taxes	649,929	642,651
Other liabilities	151,530	238,522

Total Liabilities	4,122,485	5,137,270

Commitments and contingencies	—	—
Shareholders' Equity
Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2010 and 2009	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,244,701 and 18,206,839 issued at September 30, 2010 and 2009, respectively	18,245	18,207
Additional paid-in capital	46,831,646	46,462,135
Retained earnings	25,909,652	25,161,276
Treasury stock, at cost, 1,482,510 and 1,470,510 shares at September 30, 2010 and 2009, respectively	(19,291,506)	(19,242,876)

Total Shareholders' Equity	53,468,037	52,398,742

Total Liabilities and Shareholders' Equity	$57,590,522	$57,536,012

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2010	2009	2008
Net sales:
Product	$23,383,504	$31,855,060	$25,946,917
Engineering—modification and development	1,873,819	4,879,090	4,586,394

Total net sales	25,257,323	36,734,150	30,533,311

Cost of sales:
Product	10,732,091	16,601,739	17,584,314
Engineering—modification and development	787,938	1,294,245	2,967,543

Total cost of sales	11,520,029	17,895,984	20,551,857

Gross profit	13,737,294	18,838,166	9,981,454

Operating expenses:
Research and development	5,234,240	5,313,007	10,304,279
Selling, general and administrative	8,099,587	8,647,506	22,306,016
Asset impairment	—	—	2,475,000

Total operating expenses	13,333,827	13,960,513	35,085,295

Operating income (loss)	403,467	4,877,653	(25,103,841)
Interest income	188,171	398,041	1,576,599
Interest (expense)	(2,356)	(82,276)	(160,867)
Other income	50,000	50,099	17,300,000

Income (loss) before income taxes	639,282	5,243,517	(6,388,109)
Income tax expense (benefit)	(109,094)	234,856	1,509,139

Net income (loss)	$748,376	$5,008,661	$(7,897,248)

Net income (loss) per common share:
Basic	$0.04	$0.30	$(0.47)

Diluted	$0.04	$0.30	$(0.47)

Weighted Average Shares Outstanding:
Basic	16,751,528	16,745,379	16,887,049

Diluted	16,777,886	16,760,500	16,887,049

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2007	18,161	44,607,993	44,194,053	(18,086,428)	70,733,779
Exercise of options to purchase common stock	5	22,055	—	—	22,060
Share-based compensation	—	938,013	—	—	938,013
Issuance of stock to directors	11	199,899	—	—	199,910
Purchase of treasury stock	—	—	—	(1,048,198)	(1,048,198)
Cumulative effect of adoption of FIN 48	—	—	587,324	—	587,324
Dividends	—	—	(16,731,514)	—	(16,731,514)
Net loss	—	—	(7,897,248)	—	(7,897,248)

Balance, September 30, 2008	18,177	45,767,960	20,152,615	(19,134,626)	46,804,126

Share-based compensation	—	494,084	—	—	494,084
Issuance of stock to directors	30	200,091	—	—	200,121
Purchase of treasury stock	—	—	—	(108,250)	(108,250)
Net income	—	—	5,008,661	—	5,008,661

Balance, September 30, 2009	18,207	46,462,135	25,161,276	(19,242,876)	52,398,742

Share-based compensation	—	169,565	—	—	169,565
Issuance of stock to directors	38	199,946	—	—	199,984
Purchase of treasury stock	—	—	—	(48,630)	(48,630)
Net income	—	—	748,376	—	748,376

Balance, September 30, 2010	18,245	46,831,646	25,909,652	(19,291,506)	53,468,037

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$748,376	$5,008,661	(7,897,248)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826,748	1,085,316	1,048,267
Deposit forfeiture, installation kits	118,660	—	—
Share-based compensation expense:
Stock options	171,491	490,989	938,013
Nonvested stock awards	199,946	200,121	199,910
Tax benefit from share-based compensation:
Stock options	—	—	10,497
Nonvested stock awards	(1,926)	3,095	(21,655)
Provision for loss on accounts receivable	—	185,848	4,077,319
Excess tax benefits from share-based payment arrangements	—	—	(11,424)
Loss on disposal of property and equipment	4,917	56,678	9,531
Excess and obsolete inventory cost	—	506,656	1,856,827
Asset Impairment	—	—	2,475,000
Deferred income taxes	(11,081)	(89,357)	1,227,955
(Increase) decrease in:
Accounts receivable	3,658,730	(2,156,111)	(2,047,156)
Inventories	650,593	3,547,616	(1,854,289)
Prepaid expenses and other current assets	273,711	178,847	4,802,544
Other non-current assets	—	(1,870)	(41,080)
Increase (decrease) in:
Accounts Payable	(664,113)	(1,141,991)	(1,727,808)
Accrued expenses	(200,500)	(1,658,551)	1,046,955
Income taxes payable	(116,058)	(686,352)	—
Deferred revenue	(59,027)	(339,350)	(145,937)
Other non-current liabilities	—	129,304	249,969

Net cash provided by operating activities	5,600,467	5,319,549	4,196,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(189,790)	(332,515)	(573,357)
Proceeds from the sale of property and equipment	—	620	3,000

Net cash used in investing activities	(189,790)	(331,895)	(570,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Industrial Development Bond	—	(4,335,000)	—
Proceed from exercise of stock options	—	—	33,218
Purchase of treasury stock	(48,630)	(108,250)	(1,048,198)
Dividend paid	—	—	(16,731,514)
Repayment of capitalized lease obligations	(11,431)	(10,642)	(9,909)
Excess tax benefits from share-based payment arrangements	—	—	11,424
Other	36	—	—

Net cash used in financing activities	(60,025)	(4,453,892)	(17,744,979)

Net increase (decrease) in cash and cash equivalents	5,350,652	533,762	(14,119,146)
Cash and cash equivalents, beginning of year	35,565,694	35,031,932	49,151,078

Cash and cash equivalents, end of year	$40,916,346	$35,565,694	$35,031,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,357	$48,303	120,650

Cash paid for income tax	$121,473	$804,486	9,073

Cash received from income tax refund	$(1,000)	$(25,115)	(5,107,269)

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

2. Concentrations:

  Major Customers and Products

        In fiscal 2010, 2009, and 2008 the Company derived 48%, 56%, and 72% of total sales from five customers, although not all the same customers in each year. Accounts receivable related to those top five customers was $0.3 million, $2.8 million, and $2.3 million for the twelve month periods ended September 30, 2010, 2009, and 2008, respectively.

        In fiscal 2010 two of the Company's customers, Lockheed Martin and FedEx, accounted for 11% and 10% of total sales, respectively. In fiscal 2009 two of the Company's customers, American Airlines and United States Department of Defense accounted for 24% and 11% of total sales, respectively. In fiscal 2008 two of the Company's customers, Eclipse and Fed Ex, accounted for 42% and 10% of total sales, respectively.

        Sales of air data systems and components were 32%, 25%, and 23% of total sales for the years ended September 30, 2010, 2009, and 2008 respectively. Flat Panel sales were 68%, 75%, and 77% of total sales in the years ended September 30, 2010, 2009, and 2008 respectively. Sales to government contractors and agencies accounted for approximately 43%, 46%, and 23% of total sales during fiscal years 2010, 2009, and 2008, respectively. While under these contracts the government agency or general contractor typically retains the right to terminate the contract at any time at its convenience, to date these contracts generally have included provisions requiring the payment to the Company of all revenue earned and costs incurred by the Company through the date of contract termination and do not entitle the customer to receive a refund of any previously paid fees.

  Major Suppliers

        The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

        During fiscal 2010 the Company had one suppler who accounted for 22% of the Company's total inventory related purchases. During fiscal 2009 the Company had two suppliers who accounted for 38% and 10% of the Company's total inventory related purchases.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Concentrations: (Continued)

        The Company maintained a reserve for doubtful accounts in the amount of $0.2 million and $0.2 million for fiscal year 2010 and 2009, respectively. The reserve balance for both fiscal 2010 and 2009 is related to sales of Engineering Modification and Development (EMD) services to a customer that was negatively impacted by the current economic environment.

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

  Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2010 and 2009 consist of funds invested in money market accounts with financial institutions.

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2010	September 30, 2009
Raw materials	$2,725,268	$3,535,109
Work-in-process	236,060	315,179
Finished goods	1,695,064	1,456,697

	$4,656,392	$5,306,985

        The balances above are net of excess and obsolete inventory reserves of $3.2 million and $3.3 million for fiscal 2010 and 2009, respectively.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the airplane and manufacturing facility, which are depreciated using the straight-line method

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

over estimated useful lives of ten years and thirty-nine years. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. Depreciation expense was $0.8 million, $0.9 million and $1.0 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

  Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with FASB ASC Topic 360-10, "Property, Plant and Equipment". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal year 2010, 2009 or 2008.

  Revenue Recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. Additionally, during the three months ended June 30, 2010 the Company began delivery in accordance with a new arrangement with a new customer to provide, among other deliverables, functional upgrades to the Company's flight information computers and flat-panel displays. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, "Multiple-Element Arrangements" (ASC Topic 605-25), which typically include design and engineering services and the production and delivery of the flat panel display and related components.

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's selling price. The Company then considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services, product sales and/or the sale of functional upgrades. The Company's multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

        The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update (ASU) 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

third-party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company's determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

        To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, "Revenue Arrangements That Include Software Elements" (ASU 2009-14), ASU 2009-13 and FASB ASC Topic 605, "Revenue Recognition" (ASC Topic 605).

        To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and development phase of the contract following the guidance included in the FASB ASC Topic 605-35, "Construction-Type and Production-Type Contracts" (ASC Topic 605-35). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of ASC Topic 605.

        To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and the Company has deemed outside the scope the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, "Software", although no such sales have occurred to date.

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

  Income Taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

        The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate,

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

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

  Comprehensive Income

        Pursuant to FASB ASC Topic 220, "Comprehensive Income" the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of our condensed consolidated balance sheets. For fiscal 2010 and 2009, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

  Fair Value of Financial Instruments

        The Company adopted FASB ASC Topic 820, "Fair Value Measurements and Disclosures" (ASC Topic 820) in the first quarter of fiscal 2009 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.

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

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on June 30, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,903,024	$—	$—

	Fair Value Measurement on September 30, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$34,793,543	$—	$—

  Stock-Based Compensation

        The Company accounts for stock-based compensation under FASB ASC Topic 505-50, "Equity-Based Payments to Non-Employees" (ASC Topic 505-50) and ASC Topic 718, "Stock Compensation" (ASC Topic 718), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

  New Accounting Pronouncements

        In October 2009, the FASB issued ASU 2009-13, which updates ASC Topic 605-25, of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence ("VSOE") if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. This update expands the disclosure requirements regarding a vendor's multiple-deliverable revenue arrangements. In accordance with ASU 2009-13 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it had no impact on the Company's financial condition or operating results, as the Company did not have a significant amount of sales that contained multiple elements. Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods presented and determined that it would have had no impact on any of the Company's prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in ASU 2009-13 using the same transitional method.

        In October 2009, the FASB issued ASU 2009-14 which amends ASC Topic 985-605, Software—Revenue Recognition (ASC Topic 985-605) in regard to the scope of software guidance. ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product's essential functionality. While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company's recognition of revenue from period to period. In accordance with ASU 2009-14 the Company has chosen to adopt this guidance retrospectively for fiscal 2010 and determined that it had no impact on the Company's financial condition or operating results, as the Company did not previously have arrangements and/or sales that were included within the scope of ASC Topic 985-605. Additionally the Company has assessed any potential impact the new accounting guidance would have had on all prior periods being presented and determined that it would have had no impact on any of the Company's prior financial statements or operating results. The Company is required to adopt, and has adopted the amendment in 2009-14 using the transitional method.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 (the Company's fiscal year 2011), except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company's fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

        In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company's fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-17 on its financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Net Income (Loss) Per Share:

        Net income (loss) per share is calculated pursuant to ASC Topic 260 Earnings per share. Basic earnings per share (EPS) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

        In fiscal 2010 there was a difference of 26,358 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. In fiscal 2009 there was a difference of 15,121 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. There is no difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS for fiscal 2008, due to the Company experiencing a net loss.

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2010 and 2009, there were 491,200 and 606,549 options to purchase common stock outstanding, respectively. For fiscal year 2010, 240,770 options to purchase common stock were excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive. For fiscal year 2009, 425,949 options to purchase common stock were excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive.

5. Prepaid expenses and other current assets:

        Prepaid expenses and other current assets consist of the following:

	September 30, 2010	September 30, 2009
Revenue recognized not yet invoiced	$420,429	$491,417
Prepaid insurance	298,308	307,477
Deferred engineering costs	48,237	81,957
Income tax refund receivable	29,066	—
Other	186,728	346,562

	$982,768	$1,227,413

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and equipment:

        Property and equipment, net consists of the following balances:

	September 30, 2010	September 30, 2009
Computer equipment	$1,968,365	$1,986,028
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,077,698	1,074,031
Manufacturing facility	5,576,466	5,558,553
Equipment	4,070,171	4,037,689
Land	1,021,245	1,021,245

	16,796,131	16,759,732
Less: Accumulated depreciation and amortization	(9,034,593)	(8,416,031)

	$7,761,538	$8,343,701

        Depreciation and amortization related to property and equipment was approximately $0.8 million, $0.9 million and $1.0 million for fiscal 2010, 2009 and 2008, respectively.

7. Other assets:

        Other assets consist of the following:

	September 30, 2010	September 30, 2009
Intangible assets, net of accumulated amortization of $257,850 and $198,140 at September 30, 2010 and September 30, 2009	$221,150	$280,860
Installation kits, deposit forfeiture	—	118,660

	$221,150	$399,520

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. The Company had non-cash purchases of other assets of $0, $100,000 and $0 in 2010, 2009 and 2008, respectively. No impairment charge was recorded in fiscal 2010 or 2009. The Company recorded an asset impairment charge of $2.5 million in 2008 related to acquired engineering software that was determined to offer no future cash flow generation and is no longer part of the Company's product offerings.

        Total intangible amortization expense was approximately $0.1 million, $0.2 million and $0.1 million for fiscal 2010, 2009 and 2008, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued expenses:

        Accrued expenses consist of the following:

	September 30, 2010	September 30, 2009
Warranty	$933,270	$808,544
Salary, benefits and payroll taxes	552,646	617,224
Reduction in workforce / severance(a)	—	166,453
Professional fees	303,139	188,349
Income taxes payable	—	112,449
Materials on order	18,772	108,210
Other	777,233	784,331

	$2,585,060	$2,785,560

(a)
The amount included in Reduction in work force/severance as of September 30, 2009 is severance related to the former Chief Executive Officer which is payable under the terms of the Release Agreement dated November 10, 2008.

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

        Warranty cost and accrual information for fiscal years ended September 30, 2010 and 2009:

	2010	2009
Warranty Accrual as of October 1,	808,544	736,815
Accrued expense for fiscal year	410,551	353,726
Warranty cost incurred for fiscal year	(285,825)	(281,997)

Warranty accrual as of September 30,	933,270	808,544

10. Income Taxes:

        Income taxes are recorded in accordance with ASC Topic 740 "Income Taxes", which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2010	2009	2008
Current provision (benefit):
Federal	$(33,770)	$134,560	$236,170
State	(64,243)	(38,362)	(30,708)

Total current provision (benefit)	(98,013)	96,198	205,462

Deferred provision (benefit):
Federal	—	—	883,439
State	(11,081)	138,658	420,238

Total deferred provision (benefit)	(11,081)	138,658	1,303,677

Total current and deferred provision (benefit)	$(109,094)	$234,856	$1,509,139

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2010	2009	2008
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	13.8%	(0.1)%	7.3%
Research and development tax credits	(20.7)%	(13.1)%	1.8%
Valuation allowance	(38.7)%	(14.1)%	(74.5)%
Additional benefit from federal amended and carryback claims	0.0%	0.0%	6.3%
Other	(5.5)%	(2.2)%	1.5%

Effective income tax rate	(17.1)%	4.5%	(23.6)%

        In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the Federal Research & Development (R&D) Tax Credit from January 1, 2008 to December 31, 2009. The impact of this retroactive extension was recognized in the first quarter of the fiscal year ending September 30, 2009 as required by ASC Topic 740; accordingly the Company's effective income tax rate for that year reflected the benefit of the R&D credit generated over the period January 1, 2008 through September 30, 2009. Due to the lapse of the federal R&D credit on December 31, 2009, the Company has recorded the impact of the R&D credit for only the first quarter in the fiscal year ended September 30, 2010.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	As of September 30,
	2010		2009
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$18,180	$3,031	$19,265	$21,981
Reserves and accruals	1,609,142	256,645	1,740,317	277,324
Research and development credit	655,214	208,384	582,329	142,027
Software	—	—	298,297	—
NOL carryforwards—state	—	1,189,643	—	1,146,081
Stock options	—	628,640	—	865,445
Other	—	11,437	—	40,138

	2,282,536	2,297,780	2,640,208	2,492,996
Less: Valuation allowance	(1,760,184)	(2,291,087)	(2,136,215)	(2,425,047)

Total deferred tax assets	522,352	6,693	503,993	67,949

Deferred tax liabilities:
Depreciation	—	(656,622)	—	(710,600)

Total deferred tax liabilities	—	(656,622)	—	(710,600)

Net deferred tax asset (liability)	$522,352	$(649,929)	$503,993	$(642,651)

        During the fiscal year ended September 30, 2010, the Company generated a federal net operating loss (NOL) of approximately $155,000. The Company plans to carry back this NOL to a previous tax year, such that a refund receivable of $29,000 has been recorded. As of September 30, 2010, the Company has state net operating losses of $20.2 million, which begin to expire in varying amounts after fiscal year ending September 30, 2026. In addition, the Company has federal research and development tax credit carryforwards of approximately $655,000, which begin to expire in varying amounts after fiscal year ending September 30, 2028, and state research and development tax credit carryforwards of $208,000 (net of federal impact), which begin to expire in varying amounts after fiscal year ending September 30, 2023.

        The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. Based on the weight of available evidence at that time, the Company recorded a full valuation allowance against net deferred tax assets during the quarter ended March 31, 2008. As of September 30, 2010, the Company considered all available positive and negative evidence, including the cumulative operating loss related to the fiscal years ended September 30, 2008, 2009, and 2010, and the uncertainty as to the extent and timing of profitability in future periods.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

As a result of this analysis, there were no significant changes in management's judgment during the year ended September 30, 2010, and the Company continues to carry a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $510,000 and $736,000 for the year ended September 30, 2010 and 2009, respectively, due primarily to net reversals of deductible temporary differences.

        If realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to deferred tax assets would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal or state tax laws; and as a result of acquisitions and changes in UTP's, if any.

        In accordance with ASC Topic 740, the Company adopted the provisions related to accounting for uncertain income tax positions on October 1, 2007. The $587,000 cumulative effect of adoption was recorded as an increase to retained earnings in the first quarter of the fiscal year ended September 30, 2008.

        Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2010	2009	2008
Balance at beginning of year	$474,000	$324,000	$435,000
Unrecognized tax benefits related to prior years	—	—	(125,000)
Unrecognized tax benefits related to current year	34,000	191,000	72,000
Settlements	—	—	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(83,000)	(41,000)	(58,000)

Balance at end of year	$425,000	$474,000	$324,000

        The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $425,000, $474,000 and $324,000 at September 30, 2010, 2009 and 2008, respectively. It is not anticipated that unrecognized tax benefits taken regarding previously filed returns will change significantly over the next twelve months.

        The Company's policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $8,000 and $19,000 for the payment of interest, net of tax benefits, at September 30, 2010 and 2009, respectively. There is no accrual recorded for penalties.

        For the fiscal year ended September 30, 2010, 2009 and 2008, the Company recognized a benefit of $10,000, $2,000 and $6,000, respectively, of interest (net of federal impact) within income tax expense.

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

        The interest cost related to this debt for fiscal years 2010, 2009 and 2008 was $0, $45,000 and $117,000, respectively. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt, prior to the August, 2009 retirement.

12. Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $175,000, $195,000, and $172,000 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

13. Share-Based Compensation:

        The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $371,000, $691,000 and $1,138,000 for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The total income tax impact is recognized as a (charge) credit to additional paid-in capital in the statement of shareholders' equity related to share-based compensation arrangements was ($2,000), $2,000 and ($11,000) for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company maintains the 1998 Stock Option Plan (the "1998 Plan"), the 2003 Restricted Stock Plan (the "Restricted Plan") and the 2009 Stock-Based Incentive Compensation Plan (the "2009 Plan"). These plans were approved by the Company's shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

        The 1998 Plan allowed granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this plan. Total compensation expense associated with awards under the 1998 Plan was $159,000, $492,000, and $938,000 for fiscal years ended September 30, 2010, 2009, and 2008 respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

        Incentive stock options granted under the 1998 Plan have exercise prices that are at least equal to the fair value of the common stock on grant date. Nonqualified stock options granted under the plan have exercise prices that are less than, equal to or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of Common Stock for awards under the plan. On November 13, 2008, the plan expired and no additional shares were granted under the Plan after that date.

        Following is a summary of option activity under the plan for fiscal years ended September 30, 2010, 2009, and 2008 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2007	572,959	$10.30
Granted	409,000	10.16
Exercised	(4,497)	7.31
Cancelled	(226,854)	11.88

Outstanding at September 30, 2008	750,608	$9.76
Granted	—	—
Exercised	—	—
Cancelled	(144,059)	11.09

Outstanding at September 30, 2009	606,549	9.45
Granted	—
Exercised	—
Cancelled	(115,349)	10.49

Outstanding at September 30, 2010	491,200	$9.21	$123,599

Vested and expected to vest	488,800	$8.33	$123,599

Options exercisable at September 30, 2010	443,200	$8.78	$123,599

        In fiscal 2010 and 2009 there were no options granted or exercised under the 1998 Plan, therefore there is no weighted-average grant date fair value of individual options granted and no intrinsic value of exercised options. The weighted-average grant date fair value of individual options granted during the fiscal year ended September 30, 2008 was $5.05, and the total intrinsic value of options exercised was $33,000.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

        The following table summarizes information about stock options under the 1998 Plan at September 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2010	Weighted- Average Exercise Price
0.00 - 5.00	181,800	2.7	$4.21	181,800	$4.21
5.01 - 10.00	124,900	4.5	7.71	94,900	7.69
10.01 - 15.00	133,000	6.2	12.24	127,800	12.18
15.01 - 20.00	18,000	4.5	17.17	17,200	17.24
20.01 - 26.00	33,500	6.4	25.57	21,500	25.32

	491,200	4.4	$9.21	443,200	$8.78

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. Below are fair value assumptions used to record compensation expense, related to the 1998 Plan, for the period identified:

	Fiscal Year Ended September 30,
	2010	2009	2008
Expected dividend rate	*	*	—
Expected volatility	*	*	61.9%
Weighted average risk-free interest rate	*	*	2.1%
Expected term of expected life (years)	*	*	8.00

*
No options were granted in fiscal 2010 and 2009 from the 1998 plan; therefore the data in the above table is not applicable.

        At September 30, 2010, there was approximately $199,000 of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 4 years.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

Restricted Plan

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. It calls for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of the current fiscal year for all eligible non-employee directors. The stock was awarded in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. Total expense was $190,000, $200,000 and $200,000 for the fiscal years ended September 30, 2010, 2009, and 2008, respectively. The last awards were made under this plan in 2010 and there are no further shares to award under this plan. The following table outlines restricted stock awards for fiscal years ended September 30, 2010, 2009, and 2008:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2007	3,465	$14.43
Granted	10,525	19.00
Issued	(11,355)	17.61
Cancelled	—	—

Balance at September 30, 2008	2,635	$19.00
Granted	36,230	5.52
Issued	(29,815)	6.71
Cancelled	—	—

Balance at September 30, 2009	9,050	$5.52
Granted	41,150	4.86
Issued	(37,862)	5.02
Cancelled	—	—

Balance at September 30, 2010	12,338	4.86

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

        Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2010 there were 1,150,000 shares of Common Stock available for awards under the plan.

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

        The following table summarizes information about stock options under the 2009 Plan at September 30, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2010	Weighted- Average Exercise Price
0.00 - 5.00	50,000	4.1	$4.50	—	$—
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	—	—	—	—	—
15.01 - 20.00	—	—	—	—	—
20.01 - 26.00	—	—	—	—	—

	50,000	4.1	$4.50	—	$—

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

recognized ratably over the vesting term. Below are fair value assumptions used to record compensation expense, related to the 2009 Plan, for the period identified:

	Fiscal Year Ended September 30,
	2010	2009	2008
Expected dividend rate	—	*	*
Expected volatility	70.0%	*	*
Weighted average risk-free interest rate	2.6%	*	*
Expected term of expected life (years)	4.15	*	*

*
No options were granted in fiscal 2009 and 2008 from the 2009 plan; therefore the data in the above table is not applicable.

        Total compensation expense associated with awards under the 2009 Plan was $23,000, $0 and $0 for fiscal years ended September 30, 2010, 2009 and 2008 respectively. At September 30, 2010, there was approximately $101,000 of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 4 years.

14. Commitments and Contingencies:

  Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and an implicit interest rate of 7.2%. The capitalized cost of $57,450 and related annual amortization of $7,178, $10,050 and $22,816 have been included in property and equipment at September 30, 2010, 2009 and 2008 respectively. The balance due on these leases was $25,500, $36,899 and $47,542 as of September 30, 2010, 2009 and 2008 respectively. Future payments, including interest relating to these leases are $13,788 annually for the next two years.

  Operating Leases

        Rent expense under operating leases totaled $25,900, $39,065 and $196,000 for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010 the company has no future minimum payments related to any non-cancelable operating leases in fiscal 2010.

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

        On November 18, 2010, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), filed avoidance actions against IS&S on behalf of

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies: (Continued)

AE Liquidation, Inc. for the avoidance of seven payments totaling $321,095 as allegedly preferential transfers paid to IS&S during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008. The Company believes it has meritorious defenses to these avoidance actions, intends to vigorously defend against them and believes that the likelihood of the avoidance actions prevailing is remote. Accordingly, the Company has not accrued any loss reserve related to this claim.

        On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

15. Related-Party Transactions:

        The Company incurred legal fees of $138,000, $105,000 and $128,000 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively with a law firm which is a shareholder of the Company. The fees paid and services rendered were comparable with fees paid to other unrelated law firms.

        For the years ended September 30, 2010, 2009 and 2008, respectively, the Company incurred service fees of $25,000, $0, and $67,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company's Chairman and Chief Executive Officer.

16. Quarterly Financial Data (unaudited):

        Summarized quarterly results of operations of the Company for the years ended September 30, 2010 and September 30, 2009 are presented below:

	Fiscal Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,607,239	$5,372,957	$7,813,816	$7,463,311
Cost of sales	2,836,773	2,942,496	3,010,810	2,729,950
Gross profit	1,770,466	2,430,461	4,803,006	4,733,361
Operating income (loss)	(1,545,378)	(850,570)	1,589,723	1,209,692
Net income (loss)	(1,145,173)	(745,765)	1,388,032	1,251,282
Net income (loss) per common share
Basic	$(0.07)	$(0.04)	$0.08	$0.07
Diluted	$(0.07)	$(0.04)	$0.08	$0.07

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (unaudited): (Continued)

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

17. Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, flat panel displays and advanced monitoring systems to the DoD, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. During fiscal 2010, 2009 and 2008 we derived 68%, 75%, and 77% respectively, of our total revenues from the sale of Flat Panel Display Systems. During fiscal 2010, 2009, and 2008 we derived 32%, 25%, and 23% respectively, of total revenues from the sale of air data systems related products.

  Geographic Data

        Almost all of the Company's sales, operating results and identifiable assets are in the United States. Net sales, operating results and identifiable assets outside the U.S. are not material. In fiscal year 2010, 2009 and 2008 net sales outside the United States amounted to $2.8 million, $4.4 million and $1.7 million, respectively.

  Product Data

        Our current product line includes flat panel display systems and air data systems and components, During fiscal 2010, 2009 and 2008, the Company derived 68%, 75%, and 77%, respectively, of its revenue from sales of flat panel display systems. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure.

        None

Item 9A.    Controls and procedures

(a)
An evaluation was performed under supervision and with participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2010. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2010, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

        Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2010 of the Company and our report dated December 14, 2010 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (ASC Topic 740, Income Taxes), effective October 1, 2007.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 14, 2010

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

  Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans and arrangements as of September 30, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	553,538	$8.68	1,151,138
Equity compensation plans not approved by security holders	—	$—	—

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

        In the fiscal years ended September 30, 2010, 2009 and 2008, awards to our non-employee directors under the Plan were 37,862, 29,815 and 11,355 shares respectively.

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

  (3)
  The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number		Exhibit Title
3.1	^	Articles of Incorporation of IS&S.

3.2 $		Bylaws of IS&S.

10.1	*#	IS&S 1988 Incentive Stock Option Plan.

10.2	*&	IS&S 1998 Stock Option Plan.

10.3	*!	IS&S 2003 Restricted Stock Plan

10.4	*@	Employment Agreement by and between IS&S and John C. Long dated January 28, 2008

10.5	@	Settlement Agreement by and between IS&S and Kollsman, Inc. dated August 27, 2008

10.6	†	IS&S 2009 Stock-Based Incentive Compensation Plan

21		Subsidiaries of IS&S.

23.1		Consent of Deloitte and Touche LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1		Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*@	Amendment to the IS&S 1998 Stock Option Plan

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

!
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 26, 2004

$
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick Chairman & Chief Executive Officer
Dated: December 14, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 14, 2010
/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski	President	December 14, 2010
/s/ RONALD C. ALBRECHT Ronald C. Albrecht	Chief Financial Officer (Principal Accounting Officer)	December 14, 2010
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 14, 2010
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 14, 2010
/s/ ROBERT MIONIS Robert Mionis	Director	December 14, 2010
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 14, 2010
/s/ ROBERT H. RAU Robert H. Rau	Director	December 14, 2010