Form 10-Q
period 2010-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2011-02-08
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 4, 2011, there were 16,781,260 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2010

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$41,940,410	$40,916,346
Accounts receivable, net	2,788,561	2,529,976
Inventories	4,298,500	4,656,392
Deferred income taxes	560,438	522,352
Prepaid expenses and other current assets	801,640	982,768

Total current assets	50,389,549	49,607,834

Property and equipment, net	7,645,858	7,761,538

Other assets	197,110	221,150

Total Assets	$58,232,517	$57,590,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	816,152	543,877
Accrued expenses	2,400,652	2,585,060
Deferred revenue	301,688	157,933

Total current liabilities	3,528,400	3,296,778

Long-term portion of capitalized lease obligations	12,571	15,560
Deferred revenue	—	8,688
Deferred income taxes	688,203	649,929
Other liabilities	160,466	151,530

Total Liabilities	4,389,640	4,122,485

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2010 and September 30, 2010	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,252,925 and 18,244,701 issued at December 31, 2010 and September 30, 2010	18,254	18,245

Additional paid-in capital	46,921,697	46,831,646
Retained earnings	26,194,432	25,909,652
Treasury stock, at cost, 1,482,510 shares at December 31, 2010 and September 30, 2010, respectively	(19,291,506)	(19,291,506)

Total Shareholders’ Equity	53,842,877	53,468,037

Total Liabilities and Shareholders’ Equity	$58,232,517	$57,590,522

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending December 31,
	2010	2009
Net sales:
Product	$6,457,874	$3,836,577
Engineering - modification and development	71,937	770,662
Total net sales	6,529,811	4,607,239

Cost of sales
Product	2,897,272	2,365,341
Engineering - modification and development	38,383	471,432
Total cost of sales	2,935,655	2,836,773

Gross profit	3,594,156	1,770,466

Operating expenses:
Research and development	1,353,607	1,164,705
Selling, general and administrative	2,089,349	2,151,139
Total operating expenses	3,442,956	3,315,844

Operating income (loss)	151,200	(1,545,378)

Interest income	47,592	22,974
Interest (expense)	(458)	(664)
Other income	150,003	50,000
Income (loss) before income taxes	348,337	(1,473,068)

Income tax expense (benefit)	63,557	(327,895)

Net income (loss)	$284,780	$(1,145,173)

Net income (loss) per common share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Weighted Average Shares Outstanding:
Basic	16,770,415	16,745,379
Diluted	16,810,278	16,745,379

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$284,780	$(1,145,173)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	159,115	192,568
Deposit forfeiture, installation kits	—	118,660
Share-based compensation expense:
Stock options	42,720	100,719
Nonvested stock awards	47,995	49,955
Tax benefit from share-based compensation:
Nonvested stock awards	(654)	(2,018)
Loss on disposal of property and equipment	—	2,888
Deferred income tax benefit	188	(3,227)
(Increase) decrease in:
Accounts receivable	(258,585)	2,659,212
Inventories	357,892	137,569
Prepaid expenses and other current assets	152,061	297,999
Other non-current assets	—	1,000
Increase (decrease) in:
Accounts Payable	272,275	(365,121)
Accrued expenses	(184,408)	(695,445)
Income taxes payable	38,002	(324,941)
Deferred revenue	135,067	(7,108)
Net cash provided by operating activities	1,046,448	1,017,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,395)	(90,411)
Net cash (used in) investing activities	(19,395)	(90,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capitalized lease obligations	(2,989)	(2,783)
Net cash (used in) financing activities	(2,989)	(2,783)

Net increase in cash and cash equivalents	1,024,064	924,343
Cash and cash equivalents, beginning of year	40,916,346	35,565,694

Cash and cash equivalents, end of period	$41,940,410	$36,490,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$458	$664
Cash paid for income tax	$—	$97,667

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2010 is derived from audited financial statements. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company’s condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2010 and September 30, 2010 consist of funds invested in money market accounts with financial institutions.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility, which is depreciated using the straight-line method over an estimated useful life of thirty-nine years. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the quarters ended December 31, 2010 or 2009.

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

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price. Then, the Company considers the appropriate recognition method for each deliverable.  Deliverables under multiple element arrangements are typically purchased engineering and design services and product sales and/or the sale of functional upgrades. The Company’s multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”  (ASU 2009-13), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company’s determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “ Revenue Arrangements That Include Software Elements “, ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition “ (ASC Topic 605).

To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as Engineering—Modification and Development (“EMD”) revenue amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “ Construction-Type and Production-Type Contracts”  (ASC Topic 605-35). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable has been met based on the provisions of FASB ASC Topic 605, “ Revenue Recognition” (ASC Topic 605).

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “ Software “ (ASC Topic 985).

Single Element Arrangements —

Products -

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue once the  criteria for the product deliverable has been met based on the provisions of ASC Topic 605.  The Company also receives orders for existing equipment and parts.  The Company recognizes revenue from the sale of such products upon shipment to the customer.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering Services -

The Company may enter into service arrangements to perform specified design and development services related to its products.  The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35. The Company considers the nature of these service arrangements (including term, size of contract and level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting.

The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature.  The Company uses the completed contract method for all other contracts.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (ASC Topic 740), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on its tax return. To the extent that its assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to EMD cost of sales as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ending December 31, 2010 and 2009, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and September 30, 2010, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$39,244,151	$—	$—

Fair Value Measurement on September 30, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,903,024	$—	$—

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

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affects warranty cost. If actual warranty costs differ from our estimated amounts, future results of operations could be adversely affected.

Concentrations

Major Customers and Products

For the three months ended December 31, 2010, four customers - Iceland Air, National Airlines, Fed Ex and Eclipse Aerospace, accounted for 17%, 17%, 15% and 11% of net sales, respectively.  For the three months ended December 31, 2009, four customers - BAE Systems, Cessna, Lockheed Martin and L3, accounted for 17%, 16%, 14% and 14% of net sales, respectively.

Major Suppliers

The Company currently buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2010, the Company had one supplier that comprised greater than 10% of the Company’s total inventory purchases.  For the three months ended December 31, 2009, the Company had two suppliers which accounted for 40% and 13% , respectively, of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base principally consists of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of December 31, 2010 and September 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13),Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements , of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting and, if so, allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. In accordance with ASU 2009-13 the Company chose to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company’s financial condition or operating results, because the Company did not have a significant amount of sales that contained multiple elements. Additionally, the Company has assessed any potential impact the new accounting guidance would have had on all prior periods presented and determined that it would have had no impact on any of the Company’s prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (ASU 2009-14), Revenue Arrangements that include Software Elements which amends ASC Topic 985-605, Software—Revenue Recognition in regard to the scope of software guidance. ASU 2009-14 excludes software components of tangible products that function together to provide the tangible product’s essential functionality. While ASU 2009-14 does not create any new methods of revenue recognition, it could significantly affect the Company’s recognition of revenue from period to period. In accordance with ASU 2009-14 the Company chose to adopt this guidance retrospectively for fiscal 2010 and determined that it did not have a material impact on the Company’s financial condition or operating results, because the Company did not have previous arrangements and/or sales that were included within the scope of ASC Topic 985-605, Software—Revenue Recognition . Further, the Company has assessed any potential impact the new accounting guidance would have had on all prior periods being presented and has determined that it would have had no impact on any of the Company’s prior financial statements or operating results. The Company is required to adopt, and has adopted the amendments in both ASU 2009-13 and 2009-14 in the same period and using the same transitional method.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 (the Company’s fiscal year 2011), except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012).  Early adoption is permitted and the Company is evaluating the impact of adopting ASU 2010-06.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company’s fiscal year 2011).   The Company has adopted ASU 2010-17 and has determined that the adoption of ASU 2010-17 had no impact on the Company..

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2010	2010
Raw materials	$2,817,654	$2,725,268
Work-in-process	371,758	236,060
Finished goods	1,109,088	1,695,064
	$4,298,500	$4,656,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2010	2010

Revenue recognized not yet invoiced	$430,935	$420,429
Prepaid insurance	124,985	298,308
Deferred engineering costs	134,405	48,237
Income tax asset	—	29,066
Other	111,315	186,728
	$801,640	$982,768

Property and equipment

Property and equipment, net consists of the following balances:

	December 31,	September 30,
	2010	2010

Computer equipment	$1,981,163	$1,968,365
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,074,279	1,077,698
Manufacturing facility	5,576,466	5,576,466
Equipment	4,080,188	4,070,171
Land	1,021,245	1,021,245
	16,815,527	16,796,131
Less: Accumulated depreciation and amortization	(9,169,669)	(9,034,593)
	$7,645,858	$7,761,538

Depreciation and amortization related to property and equipment was approximately $135,000 and $193,000 for the three months ended December 31, 2010 and 2009, respectively.  The Corporate airplane is primarily utilized in support of product development and is fully depreciated.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2010	2010
Intangible assets, net of accumulated amortization of $281,890 and $257,850 at December 31, 2010 and September 30, 2010	$197,110	$221,150
	$197,110	$221,150

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the three months ended December 31, 2010.

Total amortization expense was approximately $24,000 and $1,000 for the three months ended December 31, 2010 and 2009, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2010	2010

Warranty (a)	$934,104	$933,270
Salary, benefits and payroll taxes	324,523	552,646
Professional fees	496,744	303,139
Income taxes payable	26,021	—
Materials on order	53,667	18,772
Other	565,593	777,233

	$2,400,652	$2,585,060

(a)         The Company provides for the estimated cost of product warranties at the time that revenue is recognized.  Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Warranty cost and accrual information for the three months ended December 31, 2010 is highlighted below:

Warranty Accrual at September 30, 2010	$933,270
Accrued expense for the three months ended December 31, 2010	76,794
Warranty cost for the three months ended December 31, 2010	(75,960)
Warranty Accrual at December 31, 2010	$934,104

3. Income Taxes

The income tax expense for the three months ended December 31, 2010 was $64,000 as compared to a benefit of $328,000 for the three months ended December 31, 2009.  The income tax expense for the three months ended December 31, 2010 was the result of the actual pre-tax income for the quarter as compared to the actual pre-tax loss from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2010 was 18%. The effective tax rate for the three months ended December 31, 2009 was 22%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2010 and 2009, respectively, primarily due to the forecasted benefits from the domestic production activities deduction and the forecasted utilization of research and experimentation tax credit carryforwards.

In December of 2010, an additional two-year extension of the Research and Experimentation Tax Credit (“R&E”) was enacted into law. This retroactive extension covered amounts paid or incurred from January 1, 2010 to December 31, 2010. The entire impact of this retroactive extension has been recognized in the first quarter ended December 31, 2010, as required by SFAS 109, Accounting for Income Taxes.

The Company maintains a full valuation allowance against its net deferred tax assets, which consist primarily of deductible temporary differences and other carryforward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods.  Accordingly, future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized.  However, there is no assurance of future pre-tax income.

4. Capital Stock

At December 31, 2010, the Company’s Articles of Incorporation provides the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of Blank Check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $91,000 and $151,000 for the three months ended December 31, 2010 and 2009, respectively.  The shortfall in tax benefits recognized as a charge to additional paid-in capital in the Statement of Shareholders’ Equity related to share-based compensation arrangements was $1,000 and $2,000 for the three months ended December 31, 2010 and 2009, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants.  No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense was approximately $36,000 and $101,000 for the three months ended December 31, 2010 and 2009, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to fair value of the common stock on grant date.  Nonqualified stock options granted under the 1998 Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant.  The Company reserved 3,389,000 shares of Common Stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired, and no additional shares were granted under the Plan after that date.

Restricted Plan

Total compensation expense under the Restricted Plan was approximately $6,000 and $50,000 for the three months ended December 31, 2010 and 2009, respectively.  The expense relates to shares that were issued to non-employee members of the Board of Directors on a quarterly basis as compensation.

2009 Stock Option Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code (the “Code”) or nonqualified stock options as determined by the Compensation Committee of the Company’s Board of Directors (the “Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan is1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2010, there were 1,141,436 shares of Common Stock available for awards under the plan.

If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, shares of Common Stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Committee must proportionately and equitably adjust the number and kind of shares of Common Stock which may be issued in connection with future Awards, the number and type of shares of Common Stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of Common Stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee. In addition, the Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee.

Total compensation expense under the 2009 Stock Option Plan was approximately $49,000 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Stock repurchase program

On February 06, 2010, the Company’s Board of Directors extended the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. Purchases of the stock were to be made from time to time, subject to market conditions and at prevailing market prices. No shares were purchased under this plan during the three months ended December 31, 2010.  The program extension is scheduled to expire on February 10, 2011.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB Accounting Standards Topic 260 (ASC 260), Earnings Per Share.

For the three month periods ended December 31, 2010, there were 225,700 options to purchase Common Stock outstanding included in the computation of diluted earnings per share. For the three month period ended December 31, 2009, there were 240,000 options to purchase Common Stock outstanding excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include the following factors:

•                  the impact of general economic trends on the Company’s business;

•      the deferral or termination of programs or contracts for convenience by customers;

•      difficulties in developing and producing the Company’s COCKPIT/IP™ system or other planned products for product enhancements;

•      market acceptance of the Company’s flat panel display systems, or COCKPIT/IP™ system or other planned products for product enhancements;

•      the ability to gain regulatory approval of products in a timely manner;

•      failure to retain/recruit key personnel;

•      continued market acceptance of the Company’s air data systems and products;

•      the availability of government funding;

•      delays in receiving components from third party suppliers;

•      the competitive environment;

•      the bankruptcy or insolvency of one or more key customers;

•      new product offerings from competitors;

•      protection of intellectual property rights;

•      the ability to service the international market;

•      potential future acquisitions; and

•      other factors disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price the Company’s our Common Stock.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Investors should also be aware that while the Company, from time to time, communicates with securities analysts, it is against it’s policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Innovative Solutions and Support, Inc.

Company Overview

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was founded in 1988. The Company designs, develops, manufactures and sells Flight Information Computers, Flat-Panel Display Systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.

Sales are derived from the sale of IS&S products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs). Customers include the United States Department of Defense (DoD) and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although occasionally IS&S sells its products directly to the DoD, the Company has primarily sold its products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost-of-sales related to product sales is comprised of material components purchased from suppliers and direct in-house assembly labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies and outside service costs related to production management, purchasing, material control and quality control.  Cost of sales includes warranty costs.

Cost of sales related to Engineering—Modification and Development (EMD) is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects.

The Company intends to continue investing in the development of new products that complement current product offerings and will expense associated research and development costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting, and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, IS&S revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S products.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2010. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2010 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2010 AND 2009

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending December 31,
	2010	2009
Net sales:
Product	98.9%	83.3%
Engineering - modification and development	1.1%	16.7%
Total net sales	100.0%	100.0%

Cost of sales
Product	44.4%	51.3%
Engineering - modification and development	0.6%	10.2%
Total cost of sales	45.0%	61.6%

Gross profit	55.0%	38.4%

Operating expenses:
Research and development	20.7%	25.3%
Selling, general and administrative	32.0%	46.7%
Total operating expenses	52.7%	72.0%

Operating income (loss)	2.3%	(33.5)%

Interest income	0.7%	0.5%
Interest (expense)	0.0%	0.0%
Other income	2.3%	1.1%
Income (loss) before income taxes	5.3%	(32.0)%

Income tax expense (benefit)	1.0%	(7.1)%

Net income (loss)	4.4%	(24.9)%

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Net sales. Net sales increased $1.9 million, or 42%, to $6.5 million for the three months ended December 31, 2010 from $4.6 million in the three months ended December 31, 2009. For the three months ended December 31, 2010, product sales increased $2.6 million and EMD sales decreased $0.7 million from the same period in the prior year. The increase in product was primarily driven by new customer sales and the decline in EMD sales was primarily driven by customer delays of new program awards.

Cost of sales. Cost of sales increased $0.1 million or 3%, to $2.9 million, or 45% of net sales in the three months ended December 31, 2010 from $2.8 million, or 62 % of net sales in the three months ended December 31, 2009. The increase was primarily the result of the increase in sales volume, partially offset by favorable mix and production efficiencies.  The increased sales volume, favorable mix and production efficiencies experienced in the three months ended December 31, 2010 had a positive impact on gross margin as compared to the prior year period.

Research and development. Research and development expense increased $0.2 million or 17% to $1.4 million or 21% of net sales in the three months ended December 31, 2010 from $1.2 million or 25% of net sales in the three months ended December 31, 2009.  The increase in research and development expense in the quarter was primarily due to the change innon-program related cost, while the percent of net sales decrease was a result of higher net sales.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.1 million or 3%, to $2.1 million, or 32% of net sales in the three months ended December 31, 2010 from $2.2 million or 47% of net sales in the three months ended

December 31, 2009. The decrease in Selling, general, and administrative expense in the quarter was primarily due to reduced stock option based compensation expense.

Interest income. Interest income was $48,000 in the three months ended December 31, 2010 as compared to $23,000 in the three months ended December 31, 2009. The increase in interest income was primarily the result of higher interest rates in the quarter as compared to the prior year period.

Interest expense. Interest expense was approximately $500 in the three months ended December 31, 2010 as compared to approximately $1,000 in the three months ended December 31, 2009.  The interest expense was essentially flat in the quarter as compared to the prior year period.

Income tax expense (benefit). The income tax expense for the three months ended December 31, 2010 was $64,000 as compared to a benefit of $328,000 for the three months ended December 31, 2009.  The income tax expense for the three months ended December 31, 2010 was the result of the actual pre-tax income for the quarter as compared to the actual pre-tax loss from the same period in the prior year.

The effective tax rates for the three months ended December 31, 2010 and 2009 were 18% and 22%, respectively. The effective tax rate differs from the statutory rate for the three months ended December 31, 2010 and 2009 primarily due to the forecasted benefits from the domestic production activities deduction and the forecasted utilization of research and experimentation tax credit carry-forwards.

The Company maintains a full valuation allowance against its net deferred tax assets, which consist primarily of deductible temporary differences and other carryforward items.  The Company will continue to maintain this valuation allowance until it sustains a level of profitability sufficient to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods.  As such, future improvements in pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized.  However, there is no assurance that such improvements will be achieved.

Net (Loss) income.  As a result of the factors described above, the Company’s net income for the three months ended December 31, 2010 was $285,000.  Net loss for the three months ended December 31, 2009 was $1.1 million.  On a fully diluted basis, the income per share of $0.02 for the three months ended December 31, 2010 compares to a loss per share of $0.07 for the three months ended December 31, 2009.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2010	2010
Cash and cash equivalents	$41,940,410	$40,916,346
Accounts receivable, net	2,788,561	2,529,976
Current assets	50,389,549	49,607,834
Current liabilities	3,528,400	3,296,778
Deferred revenue	301,688	166,621
Total debt and other non-current liabilities (1)	871,148	826,927
Quick ratio (2)	12.68	13.18
Current ratio (3)	14.28	15.05

	Three Months Ending December 31,
	2010	2009
Cash flow activites:
Net cash provided by operating activites	$1,046,448	$1,017,537
Net cash (used in) investing activites	(19,395)	(90,411)
Net cash (used in) financing activites	(2,989)	(2,783)

(1)         Excludes deferred revenue

(2)         Calculated as:  Cash and Cash Equivalents and Accounts Receivable, net divided by Current Liabilities

(3)         Calculated as:  Current Assets divided by Current Liabilities

The Company’s principle source of liquidity has been operating cash flows generated in prior years. Cash is necessary principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $1.0 million for the three months ended December 31, 2010 and 2009.  The cash provided by operating activities during the three months ended December 31, 2010 was primarily the result of operating profit for the period, a decrease in inventory, a decrease in prepaid expenses and an increase in accounts payable of $0.3 million, $0.4 million, $0.2 million and $0.3 million, respectively. This was partially offset by an increase in accounts receivable and decrease in accrued expenses of $0.3 million and $0.2 million, respectively.

Investing activities

Cash used in investing activities of $19,000 for the three months ended December 31, 2010 and $90,000 for the three months ended December 31, 2009 consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash flow used in financing activities was $3,000 for each of the three months ended December 31, 2010 and 2009, which consisted exclusively of repayments for capitalized lease obligations.

Future capital requirements depend on numerous factors, including market acceptance of IS&S products, the timing and rate of expansion of the business, acquisitions, joint ventures and other factors. The Company has experienced increases in such expenditures since inception consistent with growth and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months; however, the Company may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of the business than presently anticipatedeither through acquisitions or organic growth. Further, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, IS&S may not be able to introduce new products or compete effectively in any of its markets.

Backlog

As of December 31, 2010 and September 30, 2010, backlog was $31.6 million and $32.3 million, respectively.  The $0.7 decrease in backlog was the result of $5.8 million in new business offset by $6.5 million of recognized revenue.  Air Data product backlog as of December 31, 2010 increased $0.5 million from September 30, 2010, while Flat Panel Display Systems backlog as of December 31, 2010 decreased $1.3 million from September 30, 2010.

Backlog activity for the three months ended December 31, 2010 (in thousands):

Balance at			Balance at
September 30,	Additional	Recognized	December 31,
2010	Bookings	in Revenue	2010

$32,338	$5,784	$6,530	$31,592

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities (“SPEs”) or Variable Interest Entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  Accordingly, the company does not participate in interest rate hedging, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ending December 31, 2010 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $105,000, with a resulting impact on cash flows of approximately $105,000 for the three months ended December 31, 2010

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material adverse effect on the results of operations or financial position.

On January 5, 2011, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), served a complaint on IS&S for avoidance actions against IS&S on behalf of AE Liquidation, Inc. for the avoidance of seven payments totaling $321,095 as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008.  The Company believes it has meritorious defenses to these avoidance actions, intends to vigorously defend against them and believes that the likelihood of the avoidance actions prevailing is remote.  Accordingly, the Company has not accrued any loss reserve related to this claim.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2010.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 7, 2011	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER