Form 10-Q
period 2011-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2011-05-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, there were 16,793,529 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$42,477,085	$40,916,346
Accounts receivable, net	2,573,426	2,529,976
Inventories	4,514,475	4,656,392
Deferred income taxes	402,266	522,352
Prepaid expenses and other current assets	931,512	982,768

Total current assets	50,898,764	49,607,834

Property and equipment, net	7,566,448	7,761,538

Other assets	279,989	221,150

Total Assets	$58,745,201	$57,590,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	773,445	543,877
Accrued expenses	2,457,548	2,585,060
Deferred revenue	362,298	157,933

Total current liabilities	3,603,199	3,296,778

Long-term portion of capitalized lease obligations	9,528	15,560
Deferred revenue	—	8,688
Deferred income taxes	530,218	649,929
Other liabilities	171,866	151,530

Total Liabilities	4,314,811	4,122,485

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2011 and September 30, 2010	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,265,194 and 18,244,701 issued at March 31, 2011 and September 30, 2010	18,265	18,245

Additional paid-in capital	47,010,047	46,831,646
Retained earnings	26,693,584	25,909,652
Treasury stock, at cost, 1,482,510 and 1,482,510 shares at March 31, 2011 and September 30, 2010, respectively	(19,291,506)	(19,291,506)

Total Shareholders’ Equity	54,430,390	53,468,037

Total Liabilities and Shareholders’ Equity	$58,745,201	$57,590,522

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2011	2010	2011	2010
Net sales:
Product	$6,714,278	$4,985,736	$13,172,152	$8,822,313
Engineering - modification and development	31,792	387,221	103,729	1,157,883
Total net sales	6,746,070	5,372,957	13,275,881	9,980,196

Cost of sales
Product	2,873,414	2,816,054	5,770,686	5,181,395
Engineering - modification and development	—	126,442	38,383	597,874
Total cost of sales	2,873,414	2,942,496	5,809,069	5,779,269

Gross profit	3,872,656	2,430,461	7,466,812	4,200,927

Operating expenses:
Research and development	1,556,827	1,404,705	2,910,434	2,569,410
Selling, general and administrative	1,849,143	1,876,326	3,938,492	4,027,465
Total operating expenses	3,405,970	3,281,031	6,848,926	6,596,875

Operating income (loss)	466,686	(850,570)	617,886	(2,395,948)

Interest income	45,263	27,636	92,855	50,610
Interest (expense)	(404)	(614)	(862)	(1,278)
Other income	—	—	150,003	50,000
Income (loss) before income taxes	511,545	(823,548)	859,882	(2,296,616)

Income tax expense (benefit)	12,393	(77,783)	75,950	(405,678)

Net income (loss)	$499,152	$(745,765)	$783,932	$(1,890,938)

Net income (loss) per common share:
Basic	$0.03	$(0.04)	$0.05	$(0.11)
Diluted	$0.03	$(0.04)	$0.05	$(0.11)

Weighted Average Shares Outstanding:
Basic	16,782,684	16,752,563	16,782,684	16,749,080
Diluted	16,838,662	16,752,563	16,829,918	16,749,080

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$783,932	$(1,890,938)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	334,697	411,275
Deposit forfeiture, installation kits	—	118,660
Share-based compensation expense:
Stock options	78,570	186,751
Nonvested stock awards	97,698	99,966
Tax benefit (charge) from share-based compensation:
Nonvested stock awards	2,153	(3,115)
Loss on disposal of property and equipment	—	2,888
(Increase) decrease in:
Accounts receivable	(43,450)	2,184,008
Inventories	141,917	252,563
Prepaid expenses and other current assets	22,190	270,735
Other non-current assets	(121,237)	—
Increase (decrease) in:
Accounts Payable	229,568	(304,799)
Accrued expenses	(151,531)	(633,324)
Income taxes payable	73,421	(400,627)
Deferred income tax	375	(6,455)
Deferred revenue	195,677	(28,685)
Net cash provided by operating activities	1,643,980	258,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,209)	(142,529)
Net cash (used in) investing activities	(77,209)	(142,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(21,764)
Repayment of capitalized lease obligations	(6,032)	(5,617)
Net cash (used in) financing activities	(6,032)	(27,381)

Net increase in cash and cash equivalents	1,560,739	88,993
Cash and cash equivalents, beginning of year	40,916,346	35,565,694

Cash and cash equivalents, end of period	$42,477,085	$35,654,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$862	$1,227
Cash paid for income tax	$11,500	$110,667
Cash received from income tax refund	$—	$1,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2010 is derived from audited financial statements. Operating results for the three and six months ended March 31, 2011, respectively, may not be necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at March 31, 2011 and September 30, 2010 consist of funds invested in money market accounts with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility, which is depreciated using the straight-line method over estimated useful life of thirty-nine years. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2011 or 2010.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (ASC Topic 605-25), which typically include design and engineering services and the production and delivery of the flat panel display and related components.   The Company includes any design and engineering services elements in “Engineering — modifications and development” sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

Multiple-Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price.  Then, the Company considers the appropriate recognition method for each deliverable.  Deliverables under multiple-element arrangements are typically purchased engineering and design services and product sales and/or the sale of functional upgrades. The Company’s multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

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

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements “, ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition “ (ASC Topic 605).

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

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred, related to a specific customer agreement, that are billable are capitalized and then charged to EMD cost of sales as the revenue related to the agreement is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the six months ended March 31, 2011 and 2010, comprehensive income consists of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and September 30, 2010, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$39,284,324	$—	$—

Fair Value Measurement on September 30, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,903,024	$—	$—

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (ASC Topic 505-50) and FASB ASC Topic 718, “Stock Compensation” (ASC Topic 718), which require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Concentrations

Major Customers and Products

For the three months ended March 31, 2011, four customers, Eclipse Aerospace, L3, FedEx, and Icelandair, accounted for 27%, 20%, 16% and 14% of net sales, respectively.  For the six months ended March 31, 2011, four customers, Eclipse Aerospace, Icelandair, FedEx and L3, accounted for 19%, 15%, 15% and 13% of net sales, respectively.

For the three months ended March 31, 2010, three customers, Lockheed Martin, FedEx and American Airlines accounted for18%, 17% and 13% of net sales, respectively.  During the six months ended March 31, 2010, four customers, Lockheed Martin, BAE Systems, FedEx and L3 accounted for 17%, 12%, 11% and 11% of net sales, respectively.

Major Suppliers

The Company currently buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended March 31, 2011 the Company had two suppliers that individually comprised greater than 10% of the Company’s total inventory purchases.  For the six months ended March 31, 2011 the Company had four suppliers that individually comprised greater than 10% of the Company’s total inventory purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of March 31, 2011 and September 30, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 (the Company’s fiscal year 2011), except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15th, 2010 (the Company’s fiscal year 2012).  Early adoption is permitted and the Company is evaluating the impact of adopting ASU 2010-06.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company’s fiscal year 2011).   The Company has adopted ASU 2010-17 and has determined that the adoption of ASU 2010-17 had no impact on the Company.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2011	2010
Raw materials	$2,837,211	$2,725,268
Work-in-process	652,698	236,060
Finished goods	1,024,566	1,695,064
	$4,514,475	$4,656,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2011	2010

Revenue recognized not yet invoiced	$430,935	$420,429
Prepaid insurance	207,317	298,308
Deferred engineering costs	14,014	48,237
Income tax asset	—	29,066
Other	279,246	186,728
	$931,512	$982,768

Property and equipment

Property and equipment, net consists of the following balances:

	March 31,	September 30,
	2011	2010

Computer equipment	$2,009,722	$1,968,365
Corporate airplane	$3,082,186	3,082,186
Furniture and office equipment	$1,074,279	1,077,698
Manufacturing facility	$5,576,466	5,576,466
Equipment	$4,109,442	4,070,171
Land	$1,021,245	1,021,245
	16,873,340	16,796,131
Less: Accumulated depreciation and amortization	(9,306,892)	(9,034,593)
	$7,566,448	$7,761,538

Depreciation and amortization related to property and equipment was approximately $137,000 and $199,000 for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization related to property and equipment was approximately $272,000 and $391,000 for the six months ended March 31, 2011 and 2010, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2011	2010
Intangible assets, net of accumulated amortization of $320,248 and $257,850 at March 31, 2011 and September 30, 2010	$279,989	$221,150
	$279,989	$221,150

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the six months ended March 31, 2011.

Total intangible amortization expense was approximately $38,358 and $18,950 for the three months ended March 31, 2011 and 2010, respectively. Total amortization expense for the six months ended March 31, 2011 and 2010 was $62,398 and $19,950, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2011	2010

Warranty	$946,493	$933,270
Salary, benefits and payroll taxes	537,470	552,646
Professional fees	384,170	303,139
Income taxes payable	24,019	—
Materials on order	61,420	18,772
Other	503,976	777,233

	$2,457,548	$2,585,060

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance is recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. If actual product failure rates, material or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be required.

Warranty cost and accrual information for the three months ended March 31, 2011 is highlighted below:

Warranty Accrual at Decmber 31, 2010	$934,104
Accrued expense for the three months ended March 31, 2011	53,718
Warranty cost for the three months ended March 31, 2011	(41,329)
Warranty Accrual at March 31, 2011	$946,493

Warranty cost and accrual information for the six months ended March 31, 2011 is highlighted below:

Warranty Accrual at September 30, 2010	$933,270
Accrued expense for the six months ended March 31, 2011	130,512
Warranty cost for the six months ended March 31, 2011	(117,289)
Warranty Accrual at March 31, 2011	$946,493

3. Income Taxes

The income tax expenses for the three and six months ended March 31, 2011, respectively, were $12,000 and $76,000 as compared to a benefit of $78,000 and $406,000, respectively, for the three and six months ended March 31, 2010.  The income tax expense for the three and six months ended March 31, 2011 was the result of the actual pre-tax income for both periods, as compared to the actual pre-tax loss from the same periods in the prior year.

The effective tax rates for the three months ended March 31, 2011 and 2010 were 2% and 9%, respectively.  The effective tax rate for both periods differs from the statutory rate primarily due to the forecasted utilization of research and experimentation and manufacturing tax credits available to the Company.  The effective tax rates for the three month period ended March 31, 2011 was lower than the immediately previous period primarily as a result of lower expected pre-tax income for current year.

The effective tax rates for the six months ended March 31, 2011 and 2010 were 9% and 18%, respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2011 primarily due to the favorable impact of various temporary differences as forecasted on current tax expense and the forecasted utilization of research and experimentation tax credit carryforwards, based on the forecasted level of pretax income.  Such items do not generate deferred tax expense due to the valuation allowance posture maintained by the Company.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2010 primarily due to the forecasted utilization of research and experimentation tax credit carry forwards and the forecasted net reversal of various deductible temporary differences which are fully offset by a valuation allowance, based on the forecasted level of pretax income.

In December of 2010, an additional two-year extension of the Research and Experimentation Tax Credit (“R&E”) was enacted into law. This retroactive extension covered amounts paid or incurred from January 1, 2010 to December 31, 2010. The entire impact of this retroactive extension has been recognized in the first quarter ended December 31, 2010, as required by ASC Topic 740, Accounting for Income Taxes.

The Company maintains a full valuation allowance against its net deferred tax assets, which consist primarily of deductible temporary differences and other carry-forward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to conclude that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods.  Accordingly, future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized, however, there is no assurance of future pre-tax income.

4. Capital Stock

At March 31, 2011, the Company’s Articles of Incorporation provides the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $86,000 and $136,000 for the three months ended March 31, 2011 and 2010, respectively.  The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the Statement of Shareholders’ Equity related to share-based compensation arrangements was $3,000 and ($1,000) for the three months ended March 31, 2011 and 2010, respectively.

Total share-based compensation expense was approximately $176,000 and $287,000 for the six months ended March 31, 2011 and 2010, respectively.  The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the Statement of Shareholders’ Equity related to share-based compensation arrangements was $3,000 and ($1,000) for the three months ended March 31, 2011 and 2010, respectively.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”).  These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was approximately $30,000 and $86,000 for the three months ended March 31, 2011 and 2010, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $66,000 and $187,000 for the six months ended March 31, 2011 and 2010, respectively.

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

Restricted Plan

Total compensation expense under the Restricted Plan was $0 and $50,000 for the three months ended March 31, 2011 and 2010, respectively. Total compensation expense associated with the Restricted Plan was $6,000 and $100,000 for the six months ended March 31, 2011 and 2010, respectively. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as compensation.  As of March 31, 2011, no shares remain available for grants of restricted stock under the Restricted Plan; however, the Company intends to continue with such grants to non-employee members of the Board of Directors under the 2009 Plan.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  Total shares of Common Stock available for Awards under the Plan are 1,130,591 and 1,150,000 as of March 31, 2011 and 2010, respectively.

If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, the shares of Common Stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Committee shall adjust proportionately and equitably the number and kind of shares of Common Stock which may be issued in connection with future Awards, the number and kind of shares of Common Stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of Common Stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee. In addition, the Committee may make adjustments in the terms and conditions of any Awards (including any performance goals) in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee.

Total compensation expense under the 2009 Plan was approximately $56,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.  Total compensation expense associated with the 2009 Plan was $104,000 and $0 for the six months ended March 31, 2011 and 2010, respectively.

Stock repurchase program

On February 18, 2011, the Company’s Board of Directors approved the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. The program will expire on February 10, 1012, unless further extended by the Company’s Board of Directors.  Purchases of the stock are to be made from time to time, subject to market conditions and at prevailing market prices. No shares were purchased under this plan during the three and six months ended March 31, 2011.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB Accounting Standards Topic 260 (ASC 260), Earnings Per Share.

For the three and six month periods ended March 31, 2011, there were approximately 56,000 and 47,000 options to purchase Common Stock outstanding included in the computations of diluted earnings per share.

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

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company’s Common Stock.

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

Investors should also be aware that while the Company, from time to time, communicates with securities analysts, it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Innovative Solutions and Support, Inc.

Company Overview

Innovative Solutions and Support, Inc. (The “Company” or “IS&S”) was founded in 1988. The Company designs, develops, manufactures and sells Flight Information Computers, Flat-Panel Display Systems and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.

IS&S sells its products to the retrofit market and, to a lesser extent, original equipment manufacturers (OEMs).  Customers include the United States Department of Defense (DoD) and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although occasionally IS&S sells its products directly to the DoD, the Company has primarily sold its products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost-of-sales related to product sales is comprised of material components purchased from suppliers, direct in-house assembly labor, overhead and warranty costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control and quality control

Cost of sales related to Engineering—Modification and Development (EMD) is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects.

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

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Customers have been and may continue to be affected by adverse economic conditions both in the United States and abroad.  Such conditions may cause our customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with an economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to adverse economic conditions, IS&S revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S products.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, IS&S evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2010. See also Note 1 to our unaudited condensed consolidated financial statements for the three and six month period ended March 31, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2011 AND 2010

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending March 31,		Six Months Ending March 31,
	2011	2010	2011	2010
Net sales:
Product	99.5%	92.8%	99.2%	88.4%
Engineering - modification and development	0.5%	7.2%	0.8%	11.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	42.6%	52.4%	43.5%	51.9%
Engineering - modification and development	0.0%	2.4%	0.3%	6.0%
Total cost of sales	42.6%	54.8%	43.8%	57.9%

Gross profit	57.4%	45.2%	56.2%	42.1%

Operating expenses:
Research and development	23.1%	26.1%	21.9%	25.7%
Selling, general and administrative	27.4%	34.9%	29.7%	40.4%
Total operating expenses	50.5%	61.0%	51.6%	66.1%

Operating income (loss)	6.9%	(15.8)%	4.7%	-24.0%

Interest income	0.7%	0.5%	0.7%	0.5%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.0%	0.0%	1.1%	0.5%
Income (loss) before income taxes	7.6%	(15.3)%	6.5%	-23.0%

Income tax expense (benefit)	0.2%	(1.4)%	0.6%	-4.1%

Net income (loss)	7.4%	(13.9)%	5.9%	-18.9%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net sales. Net sales increased $1.4 million, or 25.6%, to $6.7 million for the three months ended March 31, 2011 from $5.4 million in the three months ended March 31, 2010.  For the three months ended March 31, 2011, product sales increased $1.7 million, which was offset, in part, by a decrease in EMD sales of $0.4 million from the same period in the prior year.  The increase in product sales was driven primarily by new customer sales, while the decrease in EMD sales was driven primarily by customer delays of new program awards.

Cost of sales. Cost of sales was $2.9 million, or 42.6% of net sales in the three months ended March 31, 2011 as compared to $2.9 million, or 54.8% of net sales in the three months ended March 31, 2010.  The cost of sales remained consistent, despite an increase in net sales, due primarily to favorable product mix during the quarter.  The increase in sales volume and favorable product mix had a positive impact on gross margin for the three months ended March 31, 2011 as compared to the same period in the prior year.

Research and development. Research and development expense increased $0.2 million or 10.8% to $1.6 million or 23.1% of net sales in the three months ended March 31, 2011 from $1.4 million or 26.1% of net sales in the three months ended March 31, 2010.  The increase in research and development expense in the quarter was due primarily to an increase in project costs associated with new product development.

Selling, general, and administrative. Selling, general and administrative expenses were $1.8 million, or 27.4% of net sales in the three months ended March 31, 2011 which was flat as compared to $1.9 million, or 34.9% of net sales in the three months ended March 31, 2010.  The decrease as a percentage of net sales for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is attributable to the increase in net sales.

Interest income. Interest income was $45,000 in the three months ended March 31, 2011 as compared to $28,000 in the three months ended March 31, 2010.  The increase in interest income was the result of higher interest rates in the quarter as compared to the same period in the prior year.

Interest expense. Interest expense was $400 in the three months ended March 31, 2011 as compared to $600 in the three months ended March 31, 2010.

Income tax expense (benefit). The income tax expense for the three months ended March 31, 2011 was $12,000 as compared to a benefit of $78,000 for the three months ended March 31, 2010.  The income tax expense for the three months ended March 31, 2011 resulted from the actual pre-tax income for the quarter compared to a pre-tax loss for the same period in the prior year.

The effective tax rates for the three months ended March 31, 2011 and 2010 were 2% and 9%, respectively.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2011 and 2010 due primarily to a decrease in the overall forecasted effective tax rate for the year from the previous quarter.  The full-year effective tax rates forecasted as of March 31, 2011 and 2010 were lower than the immediately previous periods primarily as a result of adjustments to expected pre-tax income for the respective years.

Net Income (Loss).  As a result of the factors described above, the Company’s net income for the three months ended March 31, 2011 was $0.5 million.  Net loss for the three months ended March 31, 2010 was $0.7 million.  The income per share of $0.03, on a fully diluted basis, for the three months ended March 31, 2011 compares to a loss per share of $0.04 for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

Net sales. Net sales increased $3.3 million, or 33.0%, to $13.3 million for the six months ended March 31, 2011 from $10.0 million in the six months ended March 31, 2010. For the six months ended March 31, 2011, product sales increased $4.4 million, offset, in part, by a decrease of ($1.1) million in EMD sales, from the same period in the prior year.  The increase in product sales was driven primarily by new customer sales, while the decrease in EMD sales was primarily driven by customer delays in new program awards.

Cost of sales. Cost of sales was $5.8 million, or 43.8% of net sales in the six months ended March 31, 2011, as compared to $5.8 million, or 57.9% of net sales in the six months ended March 31, 2010.  The cost of sales remained consistent, despite an increase in net sales, due primarily to favorable product mix and production efficiencies.  The combination of increased net sales, favorable product mix and production efficiencies had a positive impact on gross margin as compared to the same period in the prior year.

Research and development.  Research and development expense increased $0.3 million or 13.3% to $2.9 million or 21.9% of net sales in the six months ended March 31, 2011 from $2.6 million or 25.7% of net sales in the six months ended March 31, 2010.  The increase in research and development expense in the six months ended March 31, 2011 was due primarily to an increase in project costs associated with new product development.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.1 million, or 2.2%, to $3.9 million, or 29.7% of net sales in the six months ended March 31, 2011 from $4.0 million or 40.4% of net sales in the six months ended March 31, 2010.  The slight decrease in selling, general, and administrative expense in the six months ended March 31, 2011 was due primarily to continued cost containment efforts.  The decrease as a percentage of net sales for the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, is attributable primarily to the increase in net sales.

Interest income. Interest income was $93,000 in the six months ended March 31, 2011 as compared to $51,000 in the six months ended March 31, 2010.  The increase in interest income was primarily the result of higher interest rates in the six month period as compared to the same period in the prior year.

Interest expense. Interest expense was $1,000 for both six month periods ended March 31, 2011 and 2010, respectively.

Income tax expense. The income tax expense for the six months ended March 31, 2011 was $76,000 as compared to a benefit of $406,000 for the six months ended March 31, 2010. The income tax expense for the six months ended March 31, 2011 was the result of the actual pre-tax income for the period as compared to the actual pre-tax loss from the same period of the prior year.

The effective tax rates for the six months ended March 31, 2011 and 2010 were 9% and 18%, respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2011 primarily due to the favorable impact of various temporary differences as forecasted on current tax expense and the forecasted utilization of research and experimentation tax credit carry-forwards, based on the forecasted level of pretax income.  Such items do not generate deferred tax expense due to the valuation allowance posture maintained by the Company.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2010 due primarily to the forecasted utilization of research and experimentation tax credit carry forwards and the forecasted net reversal of various deductible temporary differences which are fully offset by a valuation allowance, based on the forecasted level of pretax income.

Net (Loss) Income.  As a result of the factors described above, the Company’s net income for the six months ended March 31, 2011 was $0.8 million.  The net loss for the six months ended March 31, 2010 was ($1.9) million.  The income per share of $0.05, on a fully diluted basis, for the six months ended March 31, 2011 compares to a loss per share of $0.12 for the six months ended March 31, 2010.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2011	2010
Cash and cash equivalents	$42,477,085	$40,916,346
Accounts receivable, net	2,573,426	2,529,976
Current assets	50,898,764	49,607,834
Current liabilities	3,603,199	3,296,778
Deferred revenue	362,298	166,621
Total debt and other non-current liabilities (1)	721,520	826,927
Quick ratio (2)	12.50	13.18
Current ratio (3)	14.13	15.05

	Six Months Ending March 31,
	2011	2010
Cash flow activites:
Net cash provided by operating activites	$1,643,980	$258,903
Net cash (used in) investing activites	(77,209)	(142,529)
Net cash (used in) financing activites	(6,032)	(27,381)

(1)          Excludes deferred revenue

(2)          Calculated as:  (cash and cash equivalents and accounts receivable, net) divided by current liabilities

(3)          Calculated as:  current assets divided by current liabilities

The Company’s main source of liquidity has been operating cash flows from prior years, and it uses cash to finance inventory, accounts receivable and payroll and for capital expenditures.

Operating activities

Cash provided by operating activities was $1.6 million for the six months ended March 31, 2011 compared to cash provided by operating activities of $0.3 million for the six months ended March 31, 2010. The increase was due primarily to net income of $0.8 million and an increase of accounts payable of $0.2 million for the six months ended March 31, 2011 versus net loss of $1.9 million, which was more than offset by a decrease in accounts receivable of $2.2 million, in the same period of the prior year.  The increase in cash provided by operating activities during the six months ended March 31, 2011 was primarily due to net income, a decrease in inventory and increases to accounts payable and deferred revenue of $0.8 million, $0.1 million, $0.2 million and $0.2 million, respectively.

Investing activities

Cash used in investing activities was $77,000 for the six months ended March 31, 2011 and $143,000 for the six months ended March 31, 2010, which consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $6,000 for the six months ended March 31, 2011 consisting primarily of repayment for capitalized lease obligations. Net cash used in financing activities was $27,000 for the six months ended March 31, 2010, which consisted of $22,000 for the repurchase of common stock, and $5,000 for the repayment of capitalized lease obligations.

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. IS&S has experienced increases in expenditures since its inception consistent with growth in operations, personnel and product line and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion than anticipated either through acquisitions or organic growth. Further, IS&S may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Backlog

As of March 31, 2011 and September 30, 2010, the backlog was $25.2 million and $32.3 million, respectively. The $7.1 million decrease in backlog was the result of $5.8 million in new business orders offset by $12.9 million of recognized revenue.  Air Data product backlog as of March 31, 2011 decreased $0.3 million from September 30, 2010; while Flat Panel Display Systems backlog, as of March 31, 2011, decreased $6.8 million from September 30, 2010.  To the extent new business orders do not continue to equal or exceed recognized revenue from the Company’s existing backlog, future operating results may be negatively impacted.

Backlog activity for the six months ended March 31, 2011 (in thousands):

Balance at			Balance at
September 30,	Additional	Recognized	March 31,
2010	Bookings	in Revenue	2011

$32,338	$6,190	$13,276	$25,252

Backlog activity for the three months ended March 31, 2011 (in thousands):

Balance at			Balance at
December 31,	Additional	Recognized	March 31,
2010	Bookings	in Revenue	2011

$31,592	$406	$6,746	$25,252

Off-Balance Sheet Arrangements

IS&S does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2011 and September 30, 2010, the Company was not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  Accordingly, the Company does not participate in interest rate hedging, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ending March 31, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $105,000 and $210,000, respectively, with a resulting impact on cash flows of approximately $105,000 and $210,000 for the three and six months ended March 31, 2011, respectively.

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 10, 2011	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER