Form 10-Q
period 2011-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2011-08-09
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 16,804,374 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$42,581,389	$40,916,346
Accounts receivable, net	$3,064,685	2,529,976
Inventories	$4,376,978	4,656,392
Deferred income taxes	$418,853	522,352
Prepaid expenses and other current assets	$648,664	982,768
Total current assets	$51,090,569	49,607,834

Property and equipment, net	$7,557,379	7,761,538

Other assets	$243,517	221,150
Total Assets	$58,891,465	$57,590,522

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,908	$9,908
Accounts payable	$1,091,482	543,877
Accrued expenses	$2,288,975	2,585,060
Deferred revenue	$336,410	157,933
Total current liabilities	$3,726,775	3,296,778

Long-term portion of capitalized lease obligations	$6,431	15,560
Deferred revenue	$—	8,688
Deferred income taxes	$546,993	649,929
Other liabilities	$175,601	151,530
Total Liabilities	$4,455,800	4,122,485

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2011 and September 30, 2010	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,276,039 and 18,244,701 issued at June 30, 2011 and September 30, 2010, respectively	18,276	18,245

Additional paid-in capital	47,094,292	46,831,646
Retained earnings	26,614,603	25,909,652
Treasury stock, at cost, 1,482,510 shares at June 30, 2011 and September 30, 2010	(19,291,506)	(19,291,506)
Total Shareholders’ Equity	54,435,665	53,468,037
Total Liabilities and Shareholders’ Equity	58,891,465	$57,590,522

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2011	2010	2011	2010
Net sales:
Product	$5,887,419	$7,295,526	$19,059,571	$16,117,839
Engineering - modification and development	84,075	518,290	187,804	1,676,173
Total net sales	5,971,494	7,813,816	19,247,375	17,794,012

Cost of sales
Product	2,779,900	2,890,660	8,550,587	8,072,055
Engineering - modification and development	32,060	120,150	70,442	718,024
Total cost of sales	2,811,960	3,010,810	8,621,029	8,790,079

Gross profit	3,159,534	4,803,006	10,626,346	9,003,933

Operating expenses:
Research and development	1,408,794	1,274,872	4,319,228	3,844,282
Selling, general and administrative	1,855,675	1,938,411	5,794,167	5,965,876
Total operating expenses	3,264,469	3,213,283	10,113,395	9,810,158

Operating income (loss)	(104,935)	1,589,723	512,951	(806,225)

Interest income	26,885	69,164	119,740	119,774
Interest (expense)	(350)	(562)	(1,212)	(1,840)
Other income	7	—	150,010	50,000
Income (loss) before income taxes	(78,393)	1,658,325	781,489	(638,291)

Income tax expense (benefit)	588	270,293	76,538	(135,385)

Net income (loss)	$(78,981)	$1,388,032	$704,951	$(502,906)

Net income (loss) per common share:
Basic	$(0.00)	$0.08	$0.04	$(0.03)
Diluted	$(0.00)	$0.08	$0.04	$(0.03)

Weighted Average Shares Outstanding:
Basic	16,793,529	16,760,759	16,793,529	16,752,973
Diluted	16,793,529	16,799,157	16,839,817	16,752,973

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$704,951	$(502,906)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	499,073	632,175
Deposit forfeiture, installation kits	—	118,660
Share-based compensation expense:
Stock options	110,382	283,412
Nonvested stock awards	147,693	149,946
Tax benefit (charge) from share-based compensation:
Nonvested stock awards	4,605	4,939
Loss on disposal of property and equipment	—	1,126
(Increase) decrease in:
Accounts receivable	(534,709)	2,279,264
Inventories	279,414	304,517
Prepaid expenses and other current assets	305,038	326,393
Other non-current assets	(121,238)	—
Increase (decrease) in:
Accounts Payable	547,605	(216,486)
Accrued expenses	(314,320)	(517,140)
Income taxes payable	71,372	(149,158)
Deferred income tax	563	(9,682)
Deferred revenue	169,788	(58,809)
Net cash provided by operating activities	1,870,217	2,646,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(196,045)	(162,173)
Net cash (used in) investing activities	(196,045)	(162,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(21,735)
Repayment of capitalized lease obligations	(9,129)	(8,501)
Net cash (used in) financing activities	(9,129)	(30,236)

Net increase in cash and cash equivalents	1,665,043	2,453,842
Cash and cash equivalents, beginning of year	40,916,346	35,565,694

Cash and cash equivalents, end of period	$42,581,389	$38,019,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,212	$1,840
Cash paid for income tax	$11,500	$121,473
Cash received from income tax refund	$—	$1,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2010 is derived from audited financial statements. Operating results for the three and nine months ended June 30, 2011, respectively, may not be necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at June 30, 2011 and September 30, 2010 consist of funds invested in money market accounts with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2011 or 2010.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver flight information computers, large flat-panel displays and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (ASC Topic 605-25), which typically include design and engineering services and the production and delivery of the flat panel display and related components.  The Company includes any design and engineering services elements in “Engineering — modification and development” sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

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

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements” (ASU 2009-14), ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition” (ASC Topic 605).

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

The Company offers its customers extended service contracts for additional fees. These service contract sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the service contract period.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (ASC Topic 220), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the nine months ending June 30, 2011 and 2010, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and September 30, 2010, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$39,306,143	$—	$—

Fair Value Measurement on September 30, 2010
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,903,024	$—	$—

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

Warranty

The Company offers warranties of various lengths on some products. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affects warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be adversely affected.

Concentrations

Major Customers and Products

For the three months ended June 30, 2011, four customers, Eclipse Aerospace, American Airlines, Inc., Federal Express and BAE Systems (USA), accounted for 21%, 19%, 16% and 16% of net sales, respectively. During the nine months ended June 30, 2011, three customers, Eclipse Aerospace Inc., Federal Express and Icelandair, accounted for 20%, 16% and 12% of net sales, respectively.

For the three months ended June 30, 2010, two customers, Eclipse Aerospace, Inc. and Cessna Aircraft Company, each accounted for 19% of net sales. During the nine months ended June 30, 2010 two customers, Lockheed Martin and Cessna Aircraft Company, accounted for 13% and 12% of net sales, respectively.

Major Suppliers

The Company currently buys several components from single source suppliers. Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2011, the Company had one supplier that individually comprised greater than 10% of the Company’s total inventory purchases.  During the nine months ended June 30, 2011, the Company had one supplier that individually comprised greater than 10% of the Company’s total inventory purchases.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million and $0.2 million, as of June 30, 2011 and September 30, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (ASU 2010-06) which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 (the Company’s fiscal year 2011), except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15th, 2010 (the Company’s fiscal year 2012).  The Company has adopted ASU 2010-06 and has determined that this had no impact on the Company.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”(ASU 2010-17) which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. ASU 2010-17 is effective for the Company, prospectively, for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (the Company’s fiscal year 2011).   The Company has adopted ASU 2010-17 and has determined that the adoption of ASU 2010-17 had no impact on the Company.

2. Detail of Certain Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2011	2010
Raw materials	$2,708,236	$2,725,268
Work-in-process	330,871	236,060
Finished goods	1,337,871	1,695,064
	$4,376,978	$4,656,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2011	2010

Revenue recognized not yet invoiced	$254,085	$420,429
Prepaid insurance	149,483	298,308
Deferred engineering costs	14,014	48,237
Income tax asset	—	29,066
Other	231,082	186,728
	$648,664	$982,768

Property and equipment

Property and equipment, net consists of the following balances:

	June 30,	September 30,
	2011	2010

Computer equipment	$2,016,023	$1,968,365
Corporate airplane	$3,082,186	3,082,186
Furniture and office equipment	$1,074,279	1,077,698
Manufacturing facility	$5,599,931	5,576,466
Equipment	$4,198,511	4,070,171
Land	$1,021,245	1,021,245
	16,992,175	16,796,131
Less: Accumulated depreciation and amortization	(9,434,796)	(9,034,593)
	$7,557,379	$7,761,538

Depreciation and amortization related to property and equipment was approximately $128,000 and $179,000 for the three months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization related to property and equipment was approximately $400,000 and $589,000 for the nine months ended June 30, 2011 and 2010, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2011	2010
Intangible assets, net of accumulated amortization
of $356,720 and $257,850 at June 30, 2011 and September 30, 2010	$243,517	$221,150
	$243,517	$221,150

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the nine months ended June 30, 2011.

Total intangible amortization expense was approximately $36,472 and $23,190 for the three months ended June 30, 2011 and 2010, respectively. Total amortization expense for the nine months ended June 30, 2011 and 2010 was $98,870 and $43,140, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2011	2010

Warranty	$949,931	$933,270
Salary, benefits and payroll taxes	410,893	552,646
Professional fees	390,704	303,139
Income taxes payable	18,235	—
Materials on order	26,770	18,772
Other	492,442	777,233

	$2,288,975	$2,585,060

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

Warranty cost and accrual information for the three months ended June 30, 2011 is highlighted below:

Warranty Accrual at March 31, 2011	$946,493
Accrued expense for the three months ended June 30, 2011	56,257
Warranty cost for the three months ended June 30, 2011	(52,819)
Warranty Accrual at June 30, 2011	$949,931

Warranty cost and accrual information for the nine months ended June 30, 2011 is highlighted below:

Warranty Accrual at September 30, 2010	$933,270
Accrued expense for the nine months ended June 30, 2011	195,581
Warranty cost for the nine months ended June 30, 2011	(178,920)
Warranty Accrual at June 30, 2011	$949,931

3. Income Taxes

The income tax expense for the three and nine months ended June 30, 2011 was $1,000 and $77,000, respectively, compared to income tax expense of $270,000 and an income tax benefit of $135,000, respectively, for the three and nine months ended June 30, 2010.  The income tax expense for the three months ended June 30, 2011 reflects the cumulative adjustment resulting from an update to the forecast annual effective tax rate, and the income tax expense for the nine months ended June 30, 2011 reflects that adjustment.  The income tax expense for the three months ended June 30, 2010 resulted from the pretax income for the quarter.  The income tax benefit recorded for the nine months ended June 30, 2010 resulted from the pretax loss for that period.

The effective tax rates for the three months ended June 30, 2011 and 2010 were (1%) and 16%, respectively.  The effective tax rate for the three months ended June 30, 2011 was impacted by the pre-tax loss for the quarter and the reforecast of the effective tax rate for the year.  The effective tax rate for the three months ended June 30, 2010 was impacted by a decrease in the overall forecast effective tax rate for the year from the previous quarter, and a positive pre-tax income for the quarter compared to prior quarters in that year, and also a decrease in the provision for an uncertain tax position and related liability following the expiration of a related statute of limitations.

The effective tax rates for the nine months ended June 30, 2011 and 2010 were 10% and 21%, respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2011 primarily because of the favorable impact of various deductible temporary differences forecast in current tax expense and the forecast utilization of research and experimentation tax credit carry-forwards based on the forecast level of pre-tax income.  Such items do not generate deferred tax expense because of the Company’s maintenance of the valuation allowance.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2010 because of the forecast reversals of various deductible temporary differences that are fully offset by a valuation allowance and the forecast utilization of research and experimentation tax credit carry-forwards based on the forecast level of pre-tax income and a decrease in an uncertain tax position and related liability upon the expiration of a statute of limitations.

In December of 2010, Congress enacted a two-year extension of the Research and Experimentation Tax Credit. This retroactive extension covered amounts paid or incurred from January 1, 2010 to December 31, 2010. The Company recognized the entire impact of this retroactive extension in the first quarter ended December 31, 2010, as required by ASC Topic 740.

The Company maintains a full valuation allowance against its net deferred tax assets, which consist primarily of deductible temporary differences and other carry-forward items.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods.  Accordingly, future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized; however, there is no assurance of future pre-tax income.

4. Capital Stock

At June 30, 2011, the Company’s Articles of Incorporation provide the Company authority to issue 75,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred Stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $82,000 and $147,000 for the three months ended June 30, 2011 and 2010, respectively. The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the Statement of Shareholders’ Equity related to share-based compensation arrangements was $2,000 and $8,000 for the three months ended June 30, 2011 and 2010, respectively.

Total share-based compensation expense was approximately $258,000 and $433,000 for the nine months ended June 30, 2011 and 2010, respectively. The excess (shortfall in) tax benefits recognized as a credit (charge) to additional paid-in capital in the Statement of Shareholders’ Equity related to share-based compensation arrangements was $5,000 for the nine months ended both June 30, 2011 and 2010.  Compensation expense related to share-based awards is recorded in general and administrative expense.

The Company maintains the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”) as approved by the Company’s shareholders. The 1998 Plan expired November 13, 2008.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was $26,000 and $81,000 for the three months ended June 30, 2011 and 2010, respectively. Total compensation expense associated with awards under the 1998 plan was $92,000 and $268,000 for the nine months ended June 30, 2011 and 2010, respectively.

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

Restricted Plan

Total compensation expense under the Restricted Plan was $0 and $50,000 for the three months ended June 30, 2011 and 2010, respectively. Total compensation expense associated with the Restricted Plan was $6,000 and $150,000 for the nine months ended June 30, 2011 and 2010, respectively. The expense relates to shares that are issued to non-employee members of the Board of Directors on a quarterly basis as compensation.  As of June 30, 2011, no shares remain available for grants of restricted stock under the Restricted Plan; however, the Company continues to make such grants to non-employee members of the Board of Directors under the 2009 Plan.

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

Subject to an adjustment that may be necessary in conjunction with a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  Total shares of Common Stock available for Awards under the Plan are 1,119,746 and 1,150,000 as of June 30, 2011 and 2010, respectively.

If any Award is forfeited or if any Option terminates, expires or lapses without being exercised, the shares of Common Stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Compensation Committee will adjust proportionately and equitably the number and kind of shares of Common Stock which may be issued in connection with future Awards, the number and kind of shares of Common Stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of Common Stock available under the 2009 Plan, the exercise or grant price of any Award or, if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee. In addition, the Committee may make adjustments in the terms and conditions of any Awards (including any performance goals) in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Committee.

Total compensation expense under the 2009 plan was approximately $56,000 and $15,000 for the three months ended June 30, 2011 and 2010, respectively. Total compensation expense associated with the 2009 plan was $166,000 and $0 for the nine months ended June 30, 2011 and 2010, respectively.

Stock repurchase program

On February 18, 2011, the Company’s Board of Directors approved the Common Stock repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding Common Stock. The program will expire on February 10, 2012, unless further extended by the Company’s Board of Directors.  Purchases of the stock are to be made from time to time, subject to market conditions and at prevailing market prices. No shares were purchased under this plan during the three and nine months ended June 30, 2011.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of ASC Topic 260, “Earnings Per Share” (ASC 260).

For the three month period ended June 30, 2011, there were 253,800 options to purchase Common Stock outstanding excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the nine month period ended June 30, 2011, there were 253,800 options to purchase Common Stock outstanding included in the computation of diluted earnings per share.

For the three month period ended June 30, 2010, there were 359,800 options to purchase Common Stock outstanding included in the computation of diluted earnings per share.  For the nine month period ended June 30, 2010, there were 362,500 options to purchase Common Stock outstanding excluded from the computations of diluted earnings per share because the effect would be anti-dilutive.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

IS&S sells its products to the retrofit market and, to a lesser extent, original equipment manufacturers (“OEMs”).  Customers include the United States Department of Defense (“DoD”) and other government agencies and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although occasionally IS&S sells its products directly to the DoD, the Company has primarily sold its products to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

The Company believes that accounting policies affect the estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2010 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2010. See also Note 1 to the Company’s unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2011 AND 2010

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
	2011	2010	2011	2010
Net sales:
Product	98.6%	93.4%	99.0%	90.6%
Engineering - modification and development	1.4%	6.6%	1.0%	9.4%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	46.6%	37.0%	44.4%	45.4%
Engineering - modification and development	0.5%	1.5%	0.4%	4.0%
Total cost of sales	47.1%	38.5%	44.8%	49.4%

Gross profit	52.9%	61.5%	55.2%	50.6%

Operating expenses:
Research and development	23.6%	16.3%	22.4%	21.6%
Selling, general and administrative	31.1%	24.8%	30.1%	33.5%
Total operating expenses	54.7%	41.0%	52.5%	55.1%

Operating income (loss)	-1.8%	20.3%	2.7%	-4.5%

Interest income	0.5%	0.9%	0.6%	0.3%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.0%	0.0%	0.8%	0.7%
Income (loss) before income taxes	-1.3%	21.2%	4.1%	-3.6%

Income tax expense (benefit)	0.0%	3.5%	0.4%	-0.8%

Net income (loss)	-1.3%	17.8%	3.7%	-2.8%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net sales. Net sales decreased $1.8 million, or 23.6%, to $6.0 million for the three months ended June 30, 2011 from $7.8 million in the three months ended June 30, 2010.  For the three months ended June 30, 2011, product sales decreased approximately $1.4 million and EMD sales decreased approximately $0.4 million from the same period in the prior year. The decrease in product sales was primarily the result of delays in delivery schedules for backlog orders and delayed or eliminated contract awards.  The decrease in EMD sales was primarily the result of delays in contract awards.

Cost of sales. Cost of sales decreased $0.2 million or 6.6%, to $2.8 million, or 47.1% of net sales in the three months ended June 30, 2011 from $3.0 million, or 38.5% of net sales in the three months ended June 30, 2010.  The decrease in cost of sales was primarily the result of decreased net sales, partially offset by a less profitable product mix.

Research and development. Research and development expense increased $0.1 million or 10.5% to $1.4 million or 23.6% of net sales in the three months ended June 30, 2011 from $1.3 million or 16.3% of net sales in the three months ended June 30, 2010.  The increase in research and development expense in the quarter was primarily because of an increase in project costs associated with new product development consistent with the Company’s strategy of continuing to invest in on-going research and development of its core products.

Selling, general, and administrative. Selling, general and administrative expense for the three months ended June 30, 2011 and 2010 was $1.9 million, or 31.1% and 24.8% of net sales, respectively.  The increase as a percentage of net sales for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is attributable to the lower net sales in the 2011 quarter.

Interest income. Interest income was $27,000 in the three months ended June 30, 2011 compared to $69,000 in the three months ended June 30, 2010.  The decrease in interest income was primarily the result of lower interest rates in the quarter compared to the prior year.

Interest expense. Interest expense was $350 in the three months ended June 30, 2011 as compared to $562 in the three months ended June 30, 2010.

Income tax expense (benefit). The income tax expense for the three months ended June 30, 2011 was $1,000 compared to $270,000 for the three months ended June 30, 2010.  The decrease in the income tax expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 resulted from the lower actual pre-tax income for the 2011 quarter.

The effective tax rates for the three months ended June 30, 2011 and 2010 were (1%) and 16%, respectively.  The effective tax rate for the three months ended June 30, 2011 reflected the pre-tax loss for the quarter and the reforecast of the effective tax rate for the year.  The effective tax rate for the three months ended June 30, 2010 reflected a decrease in the forecast effective tax rate for the year from that of the previous quarter and positive pre-tax income for the quarter compared to prior quarters in that year and a reversal of an accrual for an uncertain tax position following the expiration of the related statute of limitations.

Net (Loss) Income.  As a result of the factors described above, the Company’s net loss for the three months ended June 30, 2011 was $0.08 million.  The net income for the three months ended June 30, 2010 was $1.4 million.

Nine months ended June 30, 2011 Compared to the Nine months ended June 30, 2010

Net sales. Net sales increased $1.4 million, or 8.2%, to $19.2 million for the nine months ended June 30, 2011 from $17.8 million in the nine months ended June 30, 2010. For the nine months ended June 30, 2011, product sales increased $2.9 million and EMD sales decreased $1.5 million from the same period in the prior year. The increase in product sales was primarily the result of new customer sales and the delivery of customer backlog orders, while the decrease in EMD sales was primarily the result of customer delays in new program awards.

Cost of sales. Cost of sales decreased $0.2 million or 1.9%, to $8.6 million, or 44.8% of net sales in the nine months ended             June 30, 2011 from $8.8 million, or 49.4% of net sales in the nine months ended June 30, 2010. The decrease was primarily the result of a favorable product mix and production efficiencies.  The combination of increased net sales, favorable product mix and production efficiencies had a positive impact on gross margin, for the nine months ended June 30, 2011, as compared to the prior year.

Research and development. Research and development expense increased $0.5 million or 12.4% to $4.3 million or 22.4% of net sales in the nine months ended June 30, 2011 from $3.8 million or 21.6% of net sales in the nine months ended June 30, 2010.  The increase in research and development expense in the nine months ended June 30, 2011 was primarily the result of an increase in project costs associated with new product development.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.2 million, or 2.9%, to $5.8 million, or 30.1% of net sales in the nine months ended June 30, 2011 from $6.0 million or 33.5% of net sales in the nine months ended June 30, 2010. The decrease in selling, general and administrative expense in the nine months ended June 30, 2011 occurred primarily because of continued cost containment efforts.  The decrease as a percentage of net sales for the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, was attributable to reduced selling, general and administrative expenses combined with the increase in net sales.

Interest income. Interest income was $120,000 for both nine month periods ended June 30, 2011 and 2010.

Interest expense. Interest expense was $1,212 in the nine months ended June 30, 2011 compared to $1,840 in the nine months ended June 30, 2010.

Income tax expense (benefit). The income tax expense for the nine months ended June 30, 2011 was $77,000 compared to a benefit of $135,000 for the nine months ended June 30, 2010. The increase in the income tax expense for the nine months ended June 30, 2011 was the result of pre-tax income for the nine months ended June 30, 2011 compared  a pre-tax loss in the same period in the prior year.

The effective tax rates for the nine months ended June 30, 2011 and 2010 were 10% and 21%, respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2011 primarily because of the favorable impact of various deductible temporary differences forecast on current tax expense for the full year and the forecast utilization of research and experimentation tax credit carry-forwards, based on the forecast level of pre-tax income for the year.  Such items did not generate deferred tax expense because of the Company’s ongoing position of maintaining the full valuation allowance.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2010 because  the forecast net reversals of various deductible temporary differences  were offset fully by an adjustment to the valuation allowance and the forecast utilization of research and experimentation tax credit carry-forwards, based on the forecast pre-tax income for the year and a decrease in a provision  for an uncertain tax position and related liability upon the expiration of a statute of limitations.

Net (Loss) Income.  As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2011 was $0.7 million.  The net loss for the nine months ended June 30, 2010 was $0.50 million.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2011	2010
Cash and cash equivalents	$42,581,389	$40,916,346
Accounts receivable, net	3,064,685	2,529,976
Current assets	51,090,569	49,607,834
Current liabilities	3,726,775	3,296,778
Deferred revenue	336,410	166,621
Total debt and other non-current liabilities (1)	738,933	826,927
Quick ratio (2)	12.25	13.18
Current ratio (3)	13.71	15.05

	Nine Months Ending June 30,
	2011	2010
Cash flow activites:
Net cash provided by operating activites	$1,870,217	$2,646,251
Net cash (used in) investing activites	(196,045)	(162,173)
Net cash (used in) financing activites	(9,129)	(30,236)

(1)          Excludes deferred revenue

(2)          Calculated as:  (Cash and cash equivalents and Accounts receivable, net) divided by Current liabilities

(3)          Calculated as:  Current assets divided by Current liabilities

The Company’s main source of liquidity has been cash flow from operating activities which finances inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $1.9 million for the nine months ended June 30, 2011 compared to cash provided by operating activities of $2.6 million for the nine months ended June 30, 2010. The decrease was primarily the result of net income of $0.7 million and an increase to accounts payable of $0.5 million, partially offset by an increase in accounts receivable of $0.5 million for the nine months ended June 30, 2011 versus a decrease in accounts receivable of $2.3 million, partially offset by a net loss of $0.5 million and a decrease to accounts payable of $0.2 million in the prior year.

The cash provided by operating activities during the nine months ended June 30, 2011 resulted primarily from net income of $0.7 million, an increase in accounts payable, decrease in prepaid expenses and decrease in inventories of $0.5 million, $0.3 million and $0.3 million, respectively, partially offset by an increase in accounts receivable of $0.5 million.

Investing activities

Cash used in investing activities was $196,000 and $162,000 for the nine months ended June 30, 2011 and 2010, respectively, which consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $9,000 for the nine months ended June 30, 2011 which consisting of repayment of capitalized lease obligations. Net cash used in financing activities was $30,000 for the nine months ended June 30, 2010 which consisted of $22,000 for the repurchase of common stock and $8,000 for the repayment of capitalized lease obligations.

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. IS&S has experienced increases in expenditures since its inception consistent with growth in operations, personnel and product line and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion than anticipated either through acquisitions or organic growth. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies or to respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Backlog

As of June 30, 2011 and September 30, 2010, the backlog was $26.6 million and $32.3 million, respectively. The $5.7 million decrease in backlog was the result of $15.8 million in new business orders offset by $18.9 million of recognized revenues and $2.6 million of de-bookings. Air Data product backlog as of June 30, 2011 decreased $0.3 million from September 30, 2010; Flat Panel Display Systems backlog — as of June 30, 2011 — decreased $5.4 million from September 30, 2010.  To the extent new business orders do not continue to equal or exceed recognized revenue from the Company’s existing backlog, future operating results may be impacted negatively.

Backlog activity for the nine months ended June 30, 2011 (in thousands):

Balance at			Balance at
September 30,	Additional	Recognized	June 30,
2010	Bookings	in Revenue	2011

$32,338	$13,541	$19,247	$26,632

Backlog activity for the three months ended June 30, 2011 (in thousands):

Balance at			Balance at
March 31,	Additional	Recognized	June 30,
2011	Bookings	in Revenue	2011

$25,252	$7,351	$5,971	$26,632

Off-Balance Sheet Arrangements

IS&S does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2011 and September 30, 2010, the Company was not involved with any unconsolidated SPEs or VIEs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts which bear interest at a variable rate.  The Company does not participate in interest rate hedging; therefore, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ending June 30, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $105,000 and $316,000, respectively, with a resulting impact on cash flows of approximately $105,000 and $316,000, for the three and nine months ended June 30, 2011 respectively.

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were sufficiently effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, were recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material adverse effect on the results of operations or financial position.

On January 5, 2011, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), served a complaint on IS&S for avoidance actions against IS&S on behalf of AE Liquidation, Inc. for the avoidance of seven payments totaling $321,095 as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008.  The Company asserted meritorious defenses to these avoidance actions.  The parties have now reached an agreement, subject to Court approval, under which the Company has paid $17,000 and waived its claim in the bankruptcy proceeding in settlement of the case in its entirety.  There can be no assurance that the settlement will be finalized until it is approved by the Court.

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

(a)   Exhibits

31.1*       Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*       Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1†       Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1†     XBRL Instance Document

101.2†     XBRL Taxonomy Extension Schema Document

101.3†     XBRL Taxonomy Extension Calculation Linkbase Document

101.4†     XBRL Taxonomy Extension Definition Linkbase Document

101.5†     XBRL Taxonomy Extension Label Linkbase Document

101.6†     XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith

†   Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 5, 2011	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER