Form 10-K
period 2011-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2011-12-14
CIK 836690

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 000-31157

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 31, 2011 (the last business day of the registrant's most recently completed second quarter) was approximately $74.6 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant's outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 02, 2011, there were 16,719,806 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed prior to January 27, 2012 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2011 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

        This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "forecast," "expect," "plan," "should," "is likely" and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

        The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

  •
  the impact of general economic trends on the Company's business;
  •
  the deferral or termination of programs or contracts for convenience by customers;
  •
  difficulties in developing and producing the Company's COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;
  •
  market acceptance of the Company's flat panel display systems, or COCKPIT/IP® or other planned products or product enhancements;
  •
  the ability to gain regulatory approval of products in a timely manner;
  •
  failure to retain/recruit key personnel;
  •
  continued market acceptance of the Company's air data systems and products;
  •
  the availability of government funding;
  •
  delays in receiving components from third party suppliers;
  •
  the competitive environment;
  •
  the bankruptcy or insolvency of one or more key customers;
  •
  new product offerings from competitors;
  •
  protection of intellectual property rights;
  •
  the ability to service the international market;
  •
  potential future acquisitions; and
  •
  other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

        Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").

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

 PART I

Item 1.    Business

Overview

        Innovative Solutions and Support, Inc. (the "Company," or "IS&S") was founded in 1988. The Company designs, manufactures and sells flat panel display systems ("FPDS"), flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, and engine and fuel data measurements.

        IS&S sells its products to the retrofit market and to original equipment manufacturers ("OEMs"). Customers include the United States Department of Defense ("DoD"), Department of the Interior ("DOI"), other government agencies, defense contractors, airlines, commercial air transport carriers, aircraft modification centers and various OEMs.

        The Company is increasingly positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added functionality such as electronic flight bags, charting and mapping systems into its FPDS product line. The strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the commercial and DoD/governmental markets. This approach, combined with the Company's industry experience, enables IS&S to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over products offered by its competitors.

        For several years the Company has been working with advances in technology to provide pilots with increasing amounts of information that enhances both the safety and efficiency of flying. These advances have come together in the Company's COCKPIT/IP® Cockpit Information Portal ("CIP") FPDS product line that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and increased functionality. The Company's FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System ("WAAS") approach qualified airports. Aircraft equipped with the Company's FPDS product line will be qualified to land at such airports, a fact which will further increase the demand for such products.

        In December 2010, the European Aviation Safety Agency ("EASA"), the European counterpart of the Federal Aviation Administration ("FAA") issued its Supplemental Type Certificate ("STC") to IS&S for the B757 FPDS. Further, in August 2011, IS&S obtained an STC from EASA for its B767 FPDS. These certifications enable IS&S to expand its marketing of its B757 and B767 FPDS to customers in Europe.

        In February 2011, the FAA issued its Technical Standard Order authorization ("TSO") to IS&S for its Beta-3 GPS-SBAS Receiver. This certification enabled IS&S to expand its product offering to include a Global Positioning System ("GPS") in its FPDS. Additionally, the FAA also issued a TSO in March 2011 for the IS&S Class Gamma 3 Flight Management System ("FMS") and a Type 2 FAA Letter of Acceptance ("LOA") that allows IS&S to provide navigation data. The combination of these certifications enables IS&S to be a flight management system provider to its customers.

        In March 2011, IS&S announced it received FAA STC for its FMS and dual Global Positioning System ("GPS") receivers for the Eclipse Aerospace, Inc. ("EAI") Twin-Engine Jet. The IS&S FMS displays controls all major systems on the aircraft and includes improvements to e-Chart, mapping and satellite weather functionality and precision navigation. Eclipse Twin-Engine Jet operators are now able to upgrade their aircraft with in Integrated Flight Management System through EAI.

        In June 2011 Boeing awarded IS&S a contract to design and develop the Aerial Refueling Operator Control and Display Units ("AROCDU") for the KC-46A Tanker Program.

        In July 2011, the National Nuclear Security Administration ("NNSA") awarded IS&S a contract for the complete Systems Integration and Cockpit Avionics upgrade of their B737-400 classic aircraft. This upgrade will provide NNSA full Communication Navigation Surveillance/Air Traffic Management ("CNS/ATM") capabilities and similar efficiency and performance to the B737 Next Generation ("NG") at the fraction of the cost of a new aircraft. This program complements the IS&S FPDS contracts for more than 400 B757/B767 aircraft with more than 100 aircraft already in revenue service. The upgrade for the B737-300/-400/-500 series aircraft as well as for the B757/B767 is a platform for compliance with NextGen and Single European Sky ATM Research ("SESAR") requirement, is Controller Pilot Data Link Communication ("CPDLC"), Required Navigation Performance ("RNP"), Automatic Dependent Surveillance-Broadcast ("ADS-B") and in-Trail capable, provides power and weight savings, and reduces fuel consumption and CO2 emissions.

Industry

        A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots, such as satellite based weather and ground terrain maps, are becoming available for display in cockpits. The Company believes that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

        There are three general types of flight data: aircraft heading and altitude information, flight critical aircraft control data and navigation data. Aircraft heading and altitude information includes aircraft speed, altitude and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity and other engine measurements. Navigation data includes radio position, flight management, GPS and alternative source information; which is information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute ("RPM") and pressure within an aircraft's engines and other mechanical equipment. GPS and alternative source information is typically derived from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can then display this information in the cockpit for reference and enhanced position awareness.

        Traditionally, flight data and other cockpit information were displayed on a series of separate analog instruments. In the early 1980s, digital displays using Cathode Ray Tubes ("CRT") began to replace some individual analog instruments. The industry now offers high resolution color flat panels using Active Matrix Liquid Crystal Displays ("AMLCD") to replace traditional analog instruments or CRT displays. IS&S expects that the ability to display more information in a space efficient and customized platform will become increasingly important if additional information, such as weather depiction maps, traffic information and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, the Company believes flat panel displays, which can integrate and display a "suite" of information, will increasingly replace individual instruments and CRTs as the method for displaying information in cockpits.

        Equipment data, such as engine and fuel related information, were traditionally displayed on conventional analog instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft's cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to increased obsolescence problems and normal wear-and-tear. In as much as information displayed by these instruments is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel instruments to replace older or non-functioning instruments. Increasingly, operators are replacing their individual instrument clusters with integrated FPDS.

        As the skies and airports are becoming more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. The Company believes that flat panel displays are the best method to handle these and future requirements.

Strategy

        The Company's objective is to become a leading supplier and integrator of cockpit information. The Company believes its industry experience and reputation, technology and products, and business strategy provides a basis to achieve this objective. Key elements of the Company's strategy include:

  •
  Retrofit focus.  Offering cockpit avionics upgrades for existing aircraft is of great interest in the present economic environment. Retrofitting an aircraft with the COCKPIT/IP® FPDS is cost effective compared to acquiring a new aircraft and can provide the same functionality. When the economy returns to more robust levels, the Company believes that lead times to acquire new aircraft will lengthen and demand for retrofits will continue as operators update their existing fleets to provide needed lift capacity.

  •
  Establishing leadership in the flat panel display market.  IS&S expects that over the next several years, many aircraft will be retrofitted with flat panel displays. Given the versatility, visual appeal and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instruments and CRTs. The Company believes the COCKPIT/IP® has significant benefits over flat panel displays currently offered by competitors, including lower cost, larger size, reduced weight, enhanced viewing angles and a broader array of functions. The Company's patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance and utility to the owner/operator. Accordingly, the Company believes these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product and increase market share. In addition, demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will contribute to this growth.

  •
  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. The Company's COCKPIT/IP® FPDS is an example of the ability to engineer products through the selective application of non-avionic technology. Research and development expenses were $5.5 million, $5.2 million and $5.3 million for fiscal years ended September 30, 2011, 2010 and 2009, respectively.

  •
  Maintaining leadership in air data markets.  IS&S believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. Significant demand remains to retrofit aging aircraft with newer, more advanced and more supportable air data systems. Additionally, upgrading business jets with higher performance engines is driving a need for more sophisticated air data products supplied by the Company.

  •
  Increasing sales to the DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.  IS&S strengthened efforts to diversify sales to include all aviation end user markets, particularly legacy military aircraft programs and the commercial air transport market. These efforts included also national and regional carriers and other fleet operators, the corporate/general aviation market, primarily through aircraft modification centers, and the OEM market. The Company continues to build a sales and marketing force dedicated to expanding sales efforts to these markets while at the same time maintaining its position as a provider of avionics products for the DoD.

  •
  Expanding international presence.  IS&S plans to increase its international sales by adding sales and marketing personnel and foreign offices. As large flat panel displays become more prevalent, the Company believes that European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing demand for large flat panel displays. IS&S has obtained approval from the EASA for installing the FPDS in Europe for the B757/B767 aircraft and will continue obtaining EASA approvals for other European installations as applicable.

  •
  Growth through acquisitions or joint ventures.  IS&S may pursue strategic acquisitions or joint ventures as a means of growing the business with respect to technology, distribution, customers or products. The Company may seek to acquire developers or suppliers of complementary products, technology or information, or acquire suppliers of similar products as a means of increasing its product offerings and market share.

Products

        Current line of products includes:

  Flat Panel Display Systems

        In recent years color flat panel displays have been introduced into aircraft cockpits. Flat panel displays are Liquid Crystal Display ("LCD") screens that can replicate the display of one or a suite of analog or digital displays on one screen. As with other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in aircraft already in use. LCDs are also used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line also presents numerous advantages for presentation of engine performance data. During fiscal 2011, 2010 and 2009 sale of FPDS accounted for 79%, 68% and 75% respectively, of total revenues.

        The Company's FPDS can replace conventional analog and digital displays used currently in a cockpit and can display additional information that is not now commonly displayed in the cockpit. The COCKPIT/IP® is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, and alternative source information. As technology and information delivery systems develop further, additional information, such as surface terrain maps and data link messaging, will be displayed in the cockpit. IS&S designed the COCKPIT/IP® to be capable of displaying information generated from a variety of sources, including its Reduced Vertical Separation Minimum ("RVSM") air data system, engine and fuel instrumentation, and third-party data and information products.

        From time to time customers may order one or more FPDS customized to their particular requirements. Depending on the amount of non-recurring engineering effort needed to accommodate the customized request, the Company has and will continue to charge for added development cost. This source of revenue is characterized as Engineering- modification and development ("EMD") on the statement of operations. Consistent with this approach, engineering costs incurred in customizing the FPDS will be allocated from Operating expenses (Research and development) to Cost of sales (Engineering—modification and development) and will be included in the Company's gross profit calculations.

  Air Data Systems and Components

        The Company's air data products calculate and display various measures such as aircraft speed, altitude and rate of ascent and descent. These air data system products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2011, 2010, and 2009, sales of air data systems and components accounted for 21%, 32%, and 25%, respectively, of total revenues.

        IS&S sells individual components as well as partial and complete air data systems. The components and systems include:

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

        IS&S develops, manufactures and markets engine and fuel displays. These solid-state multifunction displays convey information with respect to fuel and oil levels and engine activity, such as oil and hydraulic pressure and temperature. This instrumentation includes individual and multiple displays clustered throughout the cockpit. The displays can be used in conjunction with the Company's engine and fuel data equipment or that of other manufacturers.

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

        IS&S believes that its air data engine and fuel displays are extremely reliable, have been designed to be programmable and adapted easily without major modification to most modern aircraft. These products have been installed on C-130H, DC-9, DC-10, P-3, F-16 and A-10 aircraft.

Customers

        The Company's customers include the United States government (including DoD, DOI and the Department of Homeland Security), ABX Air, American Airlines, The Boeing Company, BAE Systems, Eclipse Aerospace, Inc., Federal Express Corporation ("FedEx"), Icelandair, L-3 Communication, Lockheed Martin Corporation and the Department of National Defense, (Canada), among others. In fiscal 2011, the two largest customers, Eclipse Aerospace and FedEx, accounted for 20% and 15% of total revenue, respectively. In fiscal year 2010, the two largest customers, Lockheed Martin and FedEx, accounted for 11% and 10% of total revenue, respectively. In fiscal year 2009 the two largest customers, American Airlines and DoD, accounted for 24%, and 11% of total revenue, respectively.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy"). The Company's revenues from American Airlines, Inc. accounted for 8%, 8% and 24% of total revenue for the fiscal years 2011, 2010 and 2009, respectively. Orders from American Airlines, Inc. account for a material portion of the Company's backlog.

        As of November 29, 2011, the Company had $760,000 of accounts receivable from American Airlines, Inc. Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action. In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 in the ordinary course of business. (See Note 18—Subsequent Event in Notes to Consolidated Financial Statements attached).

  Retrofit Market

        Historically, a majority of the Company's sales have come from the retrofit market. Among other reasons, IS&S has pursued the retrofit market because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft.

        Updating an individual aircraft's electronics equipment has become increasingly common as new technology makes existing instrumentation outdated while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative than purchasing a new aircraft. IS&S expects its main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

        Department of Defense and Defense Contractors.    The Company sells its products directly to the DoD as well as to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms, a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, L-3 Communication or a direct contract with the appropriate government agency, such as the U.S. Air Force, to satisfy its requirement for replacing Central Air Data Computers on its fleet of A-10 aircraft. The government's desire for cost-effective retrofitting of aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts described under "Government Regulation" below, are typically applicable to these contracts. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S typically would be entitled to an equitable adjustment to the contract price so that it would receive the purchase price for already delivered items and reimbursement for allowable costs incurred.

        Aircraft Operators.    The Company also sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation. The products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. The Company's commercial fleet customers include or have included, among others, American Airlines, ABX Air, Air Canada, FedEx and Northwest Airlines. IS&S sells these customers a range of products from FPDS to air data systems.

        Aircraft Modification Centers.    The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft. IS&S has established relationships with a number of aircraft modification centers throughout the United States. These modification centers act as distribution outlets for the Company's products. IS&S believes that its FPDS, air data systems and related components are being promoted by aircraft modification centers to update older or outdated equipment. The large modification center customers include ABX Air, Stambaugh Aviation, Aeromech, EPPS Aviation, Stevens Aviation, Star Aviation and Duncan Aviation.

  OEM Market

        The Company has been selected to provide the cockpit avionics suite for the Eclipse Aerospace, Inc. ("Eclipse") new production aircraft designated the E550. Eclipse is the successor to Eclipse Aviation, Inc. ("Aviation") which declared bankruptcy in late 2008. In late 2010, Sikorsky Aircraft (a unit of United Technologies Corp.) announced its intention to invest in Eclipse. In October 2011, Eclipse announced the planned resumption of production in 2013 of the E550 aircraft and the selection of IS&S as the system integrator. During the years 2006 through late 2008, the Company provided cockpit displays in support of Aviation production of approximately 250 aircraft. Eclipse purchased the assets of Aviation in 2009. During the past two years, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of the Aviation produced aircraft.

        IS&S also markets its products to other original equipment manufacturers, particularly manufacturers of corporate and private jets as well as to contractors manufacturing military jets. Customers of the Company's products have included Boeing, Bombardier, Gulfstream, Lockheed Martin, Piaggio, and Raytheon.

Backlog

        As of September 30, 2011 and 2010, the Company's backlog was $27.5 million and $32.3 million, respectively. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The year over year decrease of $4.8 million or 14.8% was the result of $25.5 million in new business offset by $25.7 million of recognized revenue and $4.6 million of order de-bookings. Most of the de-bookings relate to two customers that decided to reduce the number of aircraft in their retrofit program. Air Data product backlog as of September 30, 2011 decreased by $0.5 million from September 30, 2010, and FPDS backlog as of September 30, 2011 decreased by $4.3 million from September 30, 2010. As of September 30, 2011, approximately 65% of the Company's backlog is not expected to be filled within fiscal 2012.

Sales and Marketing

        IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors and OEMs. The Company continually evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, has made use of third-party sales representatives who receive compensation through commissions based on performance.

        The Company's ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The customer service program, offers a 24-hour hotline that customers can call for product repair or upgrade concerns. The Company employs field service engineers to service its equipment and, depending on the service required, may either dispatch a service crew to make necessary repairs or request the customer return the product for repairs or upgrades at the Company's facility. If repairs or upgrades are required to be made at the Company's facility, spare products may be provided for use by the customers during the repair time. The Company's in-house turnaround times for both repairs and upgrades average less than 30 days. Before returning products to customers, all repaired or upgraded products are retested for airworthiness.

        In connection with the customer service program, IS&S typically provides customers with a two-year warranty on new products. The Company also offers customers extended warranties of varying terms for additional fees.

        The majority of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2011, 2010 and 2009 net sales outside the United States amounted to $4.0 million, $2.8 million and $4.4 million, respectively.

Government Regulation

        The manufacture and installation of the Company's products in aircraft owned and operated in the United States is governed by FAA regulations. IS&S maintains a production facility that is FAA certified. The most significant of the product and installation regulations focus on Technical Standard Order Authorizations and Supplemental Type Certificates. These certifications set forth the minimum performance standards that a certain type of equipment should meet. The Company delivers its products in accordance with FAA regulations.

        Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, the European counterpart of the FAA, or another appropriate governmental agency. EASA certification requirements for manufacturing and installation of the Company's products in European owned aircraft mirror FAA regulations. EASA has established a process for granting European certifications similar to the FAA process.

        In addition to product related regulations, IS&S is also subject to U.S. Government procurement regulations with respect to sale of the Company's products to government entities or government contractors. These regulations dictate the manner in which products may be sold to the government and establish other requirements which must be met in order to do business with or on behalf of government entities. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S would be entitled to an equitable adjustment to the contract price so that the Company would receive the purchase price for products or services already delivered and reimbursement for allowable costs incurred and for termination related costs.

Manufacturing, Assembly and Materials Acquisition

        The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into fully tested finished systems. IS&S believes this approach allows it to achieve relatively flexible manufacturing capacity while minimizing expenses. Typically, the Company purchases components for products from third-party suppliers and assembles them in a clean room environment to reduce impurities and improve the performance of the products. Many of the components purchased are standard products, although certain parts are made to the Company's specifications.

        When appropriate, IS&S enters into long-term supply agreements and uses its relationships with long-term suppliers to improve product quality and availability and to reduce delivery times and product costs. In addition, the Company continually identifies alternative suppliers for important component parts. Using component parts from new suppliers in the products generally requires FAA certification of the entire finished product if the newly sourced component varies significantly from the original drawings and specifications. To date, IS&S has not experienced significant delays in delivery of products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

Quality Assurance

        Product quality is of vital importance to the Company's customers, and IS&S. The Company is ISO 9001 and AS 9100B certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S's certification to these standards allows the Company to represent to customers that it maintains high quality industry standards in the education of its employees and in the design and manufacture of its products. In addition, the Company's products undergo extensive quality control testing prior to being delivered to customers. As part of its quality assurance procedures, IS&S maintains detailed records of test results and its quality control processes.

Competition

        The market for the Company's products is highly competitive, and the Company competes in several niches in which a number of manufacturers specialize. Competitors vary in size and resources, and substantially all of the Company's competitors are much larger than IS&S and have substantially greater resources. With respect to air data systems and related products, the Company's principal competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales, and GE Aviation. With respect to flat panel displays, principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications and GE Aviation. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases IS&S may face competition in this area from additional companies in the future.

        The Company believes that the principal competitive factors in markets it serves are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. IS&S believes also that its significant and long-standing customer relationships reflect the Company's ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        IS&S relies on patents to protect its proprietary technology. As of September 30, 2011 the Company holds 24 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, IS&S holds 25 international patents and has 25 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems while others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes also that the innovative skill, technical expertise and know-how of the Company's personnel in applying the technology reflected in its patents would be difficult, costly and time consuming to reproduce.

        While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

        As of September 30, 2011, IS&S had 117 employees. The Company's future success depends on its ability to attract, train and retain highly qualified personnel. IS&S plans to hire additional personnel, in particular research and development engineers, during the next twelve months. Competition for such qualified personnel is intense, and the Company may not be able to attract, train and retain highly qualified personnel in the future. The Company's employees are not represented by a labor union.

Executive Officers of the Registrant

        The following is a list of the Company's executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	69	Chairman of the Board and Chief Executive Officer
Roman G. Ptakowski	63	President
Ronald C. Albrecht	66	Chief Financial Officer

        Geoffrey S. M. Hedrick was the Chief Executive Officer from the time he founded the Company in February 1988 through June 4, 2007 and was reappointed as Chief Executive Officer on September 8, 2008. He has also been Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 35 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination control fields.

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

        Ronald C. Albrecht has been Chief Financial Officer since August 2010. Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace (UK). Smiths Aerospace was acquired by GE Aviation Systems ("GEAS") in 2007. Most recently, Mr. Albrecht served as Vice President and General Manager of Smiths Aerospace Electro Mechanical Business from 2003 to 2007 and subsequently, of GEAS' Electro Mechanical Business from 2007 to 2010. Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London, and has substantial mergers & acquisition and strategic planning experience. Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and an MBA in Finance from Stanford University. He is a Certified Public Accountant (California/Inactive).

Other

        The public may read and copy any materials filed by IS&S with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC.

        IS&S maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the "Investor Relations" tab) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The information on the Company's web site is not incorporated as part of this annual report.

Item 1A.    Risk Factors

        Each reader should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company's business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in IS&S common stock.

Risks Related to IS&S Business

         The global recession and credit tightening could adversely affect IS&S.

        The global recession and continued concern regarding credit availability, including failures of financial institutions, has initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If these concerns continue or worsen, risks to IS&S include:

  •
  declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

  •
  reprioritization of government spending away from defense programs in which IS&S participates;

  •
  adverse impacts on the Company's access to credit sources; and

  •
  supply problems associated with any financial constraints faced by the Company's vendors.

        A portion of IS&S sales has been, and is expected to continue to be defense contractors or government agencies in connection with government aircraft retrofit or original equipment manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more severe as federal tax revenues decline due to weak general economic conditions.

         Reductions in government expenditures could adversely affect our business.

        The Budget Control Act of 2011 (the "Budget Act") that was signed into law on August 2, 2011 to reduce federal government expenditures over the next 10 years may result in reduced U.S. government funding of the defense industry. The Budget Act set $900 billion in immediate cuts to discretionary government spending for 2012 through 2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the "Super Committee") and charged it with recommending legislation by November 23, 2011, the result of which would reduce net government spending by at least $1.2 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions. The failure of the Super Committee to meet its objectives has triggered an automatic sequestration of discretionary appropriations, which if not altered by the Congress, will make up any shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national defense programs. The impact of any resulting reductions in defense appropriations, and/or reductions in U.S. defense spending could negatively affect the Company's revenues, financial condition and results of operations.

         The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company's results of operations.

        The Company's revenue is concentrated with a limited number of customers. During fiscal year 2011 IS&S derived 61% of revenue from the top 5 five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could have a material adverse effect on its revenue and results of operations. In addition, the Company continually monitors and evaluates the credit status of its customers and attempt to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could have a material adverse effect on its business, results of operations and financial condition.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries, filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from American Airlines, Inc. accounted for 8%, 8% and 24% total revenue for the fiscal years 2011, 2010 and 2009, respectively. (See Note 18—Subsequent Event in Notes to Consolidated Financial Statements attached).

         Growth of the Company's customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If IS&S fails to enhance existing products or develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, its business will be adversely affected.

        IS&S currently spends a large portion of its research and development efforts in developing and marketing the FPDS and complementary products. The Company's ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts and regulatory approvals to sell such products. Sales growth will depend also in part on market acceptance of and demand for the CIP and future products. IS&S cannot be certain that it will be able to develop, introduce or market its CIP or other new products or product enhancements in a timely or cost-effective manner or that any new products will receive market acceptance or necessary regulatory approval.

        In seeking new customers, the Company may have difficulty in displacing the products of incumbent competitors. Accordingly, IS&S cannot be assured that potential customers will accept its products or that existing customers will not abandon them.

         The Company's revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.

        The Company's revenue and operating results may vary significantly from quarter to quarter due to a number of factors, including:

  •
  demand for products and/or delivery schedule changes by its customers;

  •
  capital expenditure budgets of aircraft owners and operators and appropriation cycles of the U.S. government;

  •
  changes in the use of the Company's products, including air data systems and flat panel displays;

  •
  delays in introducing or obtaining government approval for new products;

  •
  new product introductions by competitors;

  •
  changes in IS&S pricing policies or pricing policies of competitors, and

  •
  costs related to possible acquisition of technologies or businesses.

        IS&S plans to structure its sales and marketing operations and to fund levels of product development in proportion to its total sales. As a result, a delay in generating revenues could cause significant variations in its operating results from quarter to quarter.

         Contracts can be terminated by customers at any time and, therefore, may not result in sales.

        The Company's retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including contracts with government agencies, includes various terms and conditions that impose certain requirements on IS&S, including the ability of the customer or general contractor to alter the price, quantity or delivery schedule of the products. In addition, typically, the customer or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S could be entitled to an equitable adjustment to the contract price so that it may receive the purchase price for items that it has delivered and reimbursement for allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its retrofit backlog will result in sales.

         IS&S depends on key personnel to manage its business effectively and an inability to retain its key employees could adversely impact the Company's ability to compete.

        The Company's success depends on the efforts, abilities and expertise of its senior management and other key personnel. There can be no assurance IS&S will be able to retain such employees, the loss of some of whom could damage its ability to execute its business strategy. The Company intends to continue hiring key management and sales and marketing personnel. In spite of a U.S. unemployment rate of 8.6% as of November, 2011, competition for skilled personnel is intense, and IS&S may not be able to attract or retain additional qualified personnel.

        The Company's future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. IS&S cannot be assured that, after giving effect to its cost containment initiatives, that current and planned personnel levels, systems, procedures and controls will be adequate to support the current and future customer base. In such a circumstance, the Company may not be able to exploit existing and potential market opportunities. Any delays or difficulties encountered could impair the Company's ability to attract new customers or maintain its relationships with existing customers.

         IS&S relies on third party suppliers for components of its products, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.

        The Company's manufacturing process consists primarily of assembling components purchased from its supply chain. The suppliers may not continue to be available to IS&S. If the Company is unable to maintain relationships with key third party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign, FAA or other approval, which could delay the Company's ability to ship products.

         The Company's competition includes other manufacturers of air data systems and flight information displays against whom it may not be able to compete successfully.

        The markets for the Company's products are intensely competitive and subject to rapid technological change. Competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales Communications, Inc., GE Aviation and L-3 Communications. All these competitors have substantially significantly greater financial, technical and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company's competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. Such competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

         The Company's success depends on its ability to protect its proprietary rights against potential risk of infringement. If IS&S is unable to protect and enforce its intellectual property rights, it may be unable to compete effectively.

        The Company's success and ability to compete will depend in part on its ability to obtain and maintain patent or other protection for its technology and products, both in the United States and internationally. In addition, IS&S must operate without infringing the proprietary rights of others.

        IS&S currently holds 24 U.S. patents and has 5 U.S. patent applications pending. In addition, the Company holds 25 international patents and has 25 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company's technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company's technology. Patent protection involves complex legal and factual questions and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S or if the Company is unable to develop non-infringing technology or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred and may continue to incur significant legal and other costs in defense of its intellectual property.

         A cybersecurity incident could have a negative impact.

        A cyber-attack that bypasses the Company's information technology (IT) security systems causing an IT security breach, may lead to a material disruption of its IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

  •
  future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

  •
  operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities;

  •
  negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

         Potential lenders may have suffered losses related to the weakening economy and may not be able to provide IS&S with needed financing.

        The Company's financial condition and results of operations could be adversely affected if is unable to obtain cost-effective financing in the future. Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the national and global economies and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for IS&S to borrow or to obtain new financing on favorable terms or at all, if management determines that it would be in the Company's interests to obtain such financing, whether to finance acquisitions or otherwise.

         IS&S may not be able to identify or complete acquisitions, or it may consummate an acquisition that adversely affects the Company's operating results.

        One of the Company's strategies is to acquire businesses or technologies that complement its existing operations. IS&S has limited experience in acquiring businesses or technologies. There can be no assurance IS&S will be able to acquire or profitably manage acquisitions or successfully integrate them into its operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the demands of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on the Company's operating results, particularly in quarters immediately following the consummation of such transactions, as it integrates operations of acquired businesses into its operations. Once integrated, acquisitions may not perform as expected or be accretive to the Company's results of operations.

Risks Related to the Company's Industry

         If IS&S is unable to respond to rapid technological change, its products could become obsolete and its reputation could suffer.

        Future generations of air data systems, engine and fuel displays, and flat panel displays which embody new technologies or new industry standards could render the Company's products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences and evolving industry standards and government regulations. The Company's future success will depend on its ability to:

  •
  adapt to rapidly changing technologies;

  •
  adapt the Company's products to evolving industry standards and government regulations; and

  •
  develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of its customers.

        The Company's future success will depend also on its ability to develop high quality, cost-effective products and enhancements of its current product line that satisfy needs of customers, and on introducing new technologies to the marketplace in a timely manner. If IS&S fails to modify or improve its products in response to evolving industry standards and government regulations, its products could rapidly become obsolete.

        The Company's products are currently subject to direct regulation by the FAA, its European counterpart, the EASA, and other equivalent organizations. The Company's products, as they relate to aircraft applications, must be approved by the FAA, EASA or other equivalent organizations before they can be installed in an aircraft. To be certified IS&S must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and the EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company's products are FAA-approved, it may need to obtain approval from the EASA or other appropriate organizations to have them certified for installation outside the United States.

        Significant delay in receiving certification for newly developed products or enhancements to the Company's products or the loss of certification for its existing products could result in lost sales or delays in sales. Furthermore, adoption of additional regulations or product standards, as well as changes to existing product standards, could require IS&S to change its products and underlying technology. IS&S cannot ensure that it will receive regulatory approval on a timely basis or at all.

         In as much as the Company's products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could seriously harm the Company's reputation for quality assurance and, consequently, its business prospects.

        The Company's products use complex system designs and components that may contain errors, omissions or defects, particularly when it incorporates new technologies into the products or when it releases new versions or enhancements of its products. Despite the Company's quality assurance process, errors, omissions or defects could occur in its current products, in new products or in new versions or enhancements of existing products after commercial shipment has begun. IS&S may be required to redesign or recall those products or pay damages. Such an event could result in the following:

  •
  delay or loss of revenues;

  •
  cancellation of customer contracts;

  •
  diversion of development resources;

  •
  damage to the Company's reputation;

  •
  increased service and warranty costs; or

  •
  litigation costs.

        Although IS&S currently carries product liability insurance, this insurance may not be adequate to cover its losses in the event of a large product liability claim. In addition, IS&S may not be able to maintain such insurance in the future.

         The Company has limited experience in marketing and distributing its products internationally.

        IS&S expects to derive an increasing amount of its revenues from sales outside the United States, particularly in Europe. There are certain risks inherent in doing business internationally, such as:

  •
  differing regulatory requirements for products being installed in an aircraft;

  •
  legal uncertainty regarding liability;

  •
  tariffs, trade barriers, and other regulatory barriers;

  •
  political and economic instability;

  •
  changes in diplomatic and trade relationships;

  •
  potentially adverse tax consequences;

  •
  the impact of recessions in economies outside the United States; and

  •
  variances and unexpected changes in local laws and regulations.

        Currently, all of the Company's international sales are denominated in U.S. dollars. An increase in the dollar's value compared to other currencies could render its products less competitive in the international markets. In the future, IS&S may be required to conduct sales in the foreign country's local currency, thus exposing the Company to fluctuations and volatility in exchange rates that could adversely affect its operating results.

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        In fiscal 2001, IS&S purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. Such expansion would provide for a 65,200 square foot facility which is adequate to meet the needs of the Company for the foreseeable future.

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company at times subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material adverse effect on the Company's results of operations or financial position.

        On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. IS&S has filed a preliminary objection to the complaint requesting the Court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as of September 30, 2011.

        On November 18, 2010, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), filed avoidance actions against IS&S on behalf of AE Liquidation, Inc. for the avoidance of seven payments totaling approximately $321,000 as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008. The Company asserted meritorious defenses to these avoidance actions. The parties reached a settlement agreement, approved by the Bankruptcy Court on October 17, 2011, under which the Company paid $17,000 and waived its claim in the bankruptcy proceeding in settlement of the case in its entirety.

        On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

Item 4.    Removed and Reserved.

 Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        The Company's common stock has been traded on the NASDAQ Stock Market, LLC under the symbol "ISSC" since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2011		Fiscal Year 2010
Period	High	Low	High	Low
First Quarter	$6.07	$4.61	$5.37	$4.17
Second Quarter	6.16	5.67	7.14	3.81
Third Quarter	5.87	5.15	6.72	4.32
Fourth Quarter	5.80	4.42	6.28	2.12

        On December 07, 2011, there were 16 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

        The Company did not pay dividends in fiscal 2011 or fiscal 2010. The Company does not expect to declare or pay cash dividends on its common stock in the near future. IS&S intends to retain any earnings to finance the growth of its business.

        On February 16, 2010, the Company's Board of Directors approved the Company's repurchase program to acquire up to 1,000,000 shares of the Company's outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program expired on February 10, 2011 and was extended by the Board of Directors on February 18, 2011 until February 10, 2012. The program may be discontinued or suspended at any time. During the year ended September 30, 2011 the Company purchased 62,400 shares of common stock under the program at a cost of $298,926 at an average market price of $4.77 per share, financed with available cash. The following table sets forth the purchases made under this plan for each month since the extension date through September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Program
July 2011	—	—	—	988,000
August 2011	38,600	4.87	38,600	949,400
September 2011	23,800	4.61	23,800	925,600

	62,400	4.77	62,400

        The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2006 through and including September 30, 2011, the last trading day before the end of the Company's most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index and the Dow Jones US Aerospace & Defense Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., The NASDAQ Composite Index,
The Russell 2000 Index And Dow Jones US Aerospace & Defence Index

	9/06	9/07	9/08	9/09	9/10	9/11
Innovative Solutions and Support, Inc.	100.00	130.56	45.09	41.45	40.45	39.96
NASDAQ Composite	100.00	121.84	92.48	96.08	108.39	110.99
Russell 2000	100.00	112.34	96.07	86.90	98.50	95.02
Dow Jones US Aerospace & Defense	100.00	135.64	100.95	94.69	107.42	108.89

*
$100 invested on 9/30/06 in stock or index—including reinvestment of dividends.
Fiscal year ending September 30.

Item 6.    Selected Consolidated Financial Data.

        The following tables present portions of the Company's consolidated financial statements. The following selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2011, 2010 and 2009 and the balance sheet data as of September 30, 2011 and 2010 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2008 and 2007 and the balance sheet data as of September 30, 2009, 2008 and 2007 are extracted from the Company's audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net Sales	25,737,652	25,257,323	36,734,150	30,533,311	18,348,128
Cost of sales	11,945,184	11,520,029	17,895,984	20,551,857	14,154,425

Gross profit	13,792,468	13,737,294	18,838,166	9,981,454	4,193,703
Research and development	5,500,924	5,234,240	5,313,007	10,304,279	5,180,360
Selling, general and administrative	7,683,637	8,099,587	8,647,506	22,306,016	15,840,255
Asset Impairment	—	—	—	2,475,000	—

Total operating expenses	13,184,561	13,333,827	13,960,513	35,085,295	21,020,615
Operating income (loss)	607,907	403,467	4,877,653	(25,103,841)	(16,826,912)
Interest income, net	142,433	185,815	315,765	1,415,732	2,886,602
Other income	150,010	50,000	50,099	17,300,000	—

Income (loss) before income taxes	900,350	639,282	5,243,517	(6,388,109)	(13,940,310)
Income tax expense (benefit), net	183,760	(109,094)	234,856	1,509,139	(5,095,022)

Net income (loss)	716,590	748,376	5,008,661	(7,897,248)	(8,845,288)

Net income (loss) per common share:
Basic	0.04	0.04	0.30	(0.47)	(0.52)
Diluted	0.04	0.04	0.30	(0.47)	(0.52)
Weighted average shares outstanding:
Basic	16,782,223	16,751,528	16,745,379	16,887,049	16,865,028
Diluted	16,824,621	16,777,886	16,760,500	16,887,049	16,865,028
Cash dividends declared per Common Share	—	—	—	1.00	—

	As of September 30,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	42,625,854	40,916,346	35,565,694	35,031,932	49,151,078
Working capital	47,332,110	46,311,056	44,624,477	42,491,253	62,453,234
Total assets	58,257,604	57,590,522	57,536,012	59,896,714	84,585,785
Debt and capital lease obligations, less current portion	—	15,560	26,991	4,362,725	4,382,542
Total shareholders' equity	54,260,787	53,468,037	52,398,742	46,804,126	70,733,779

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and related notes included in this report.

Overview

        Innovative Solutions and Support was founded in 1988. The Company designs, develops, manufactures and sells large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.

        The Company's sales are derived from the sale of its products to the retrofit market and, to a lesser extent, original equipment manufacturers ("OEMs"). Customers include the United States Department of Defense ("DoD"), other government agencies, defense contractors, commercial air transport carriers, aircraft modification centers and various OEMs.

        Cost of sales related to product sales is comprised of material and components purchased from the Company's supplier base and direct in-house assembly labor and overhead costs. Many components used in assembling the products are standard, although certain parts are manufactured to meet the Company's specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy costs, depreciation, supplies and outside service costs related to production, purchasing, material control and quality departments, and warranty costs.

        IS&S cost of sales related to Engineering-modification and development ("EMD") is comprised of engineering labor, consulting services and other costs associated with specific design and development projects that are billable under specific customer agreements.

        The Company intends to continue investing in development of new products that complement its current product offerings and will expense associated costs as they are incurred.

        Selling, general and administrative expenses consist of sales, marketing, business development, professional services costs; salaries and benefits for executive and administrative personnel; facility, recruiting, legal and accounting costs; and other general corporate expenses.

        IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers. The Company's customers have been and may continue to be affected by the adverse economic conditions both in the United States and abroad. Such conditions may cause the Company's customers to curtail or delay spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by IS&S customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. In addition, future spending by government agencies may be further reduced because of declining tax revenues associated with the present economic environment. If the Company's customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, revenues and results of operations will be adversely affected. However, IS&S believes that, in a declining economic environment, a customer who may have otherwise elected to purchase newly manufactured aircraft, may be interested instead in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for the Company's products.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from

American Airlines, Inc. accounted for 8%, 8% and 24% total revenue for the fiscal years 2011, 2010 and 2009, respectively. Orders from American Airlines, Inc. account for a material portion of the Company's backlog. (See Note 18—Subsequent Event in Notes to Consolidated Financial Statements attached).

        The Company experienced some reductions of personnel costs in fiscal 2011 and 2010, primarily through resignation and retirements of employees who were not replaced. The reductions affected most departments in the Company.

Results of Operations

        The following table sets forth statement of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2011	2010	2009
Net sales:
Product	97.8%	92.6%	86.7%
Engineering—modification and development	2.2%	7.4%	13.3%

Total net sales	100.0%	100.0%	100.0%

Cost of sales
Product	45.8%	42.5%	45.2%
Engineering—modification and development	0.6%	3.1%	3.5%

Total cost of sales	46.4%	45.6%	48.7%

Gross profit	53.6%	54.4%	51.3%
Operating expenses:
Research and development	21.4%	20.7%	14.5%
Selling, general and administrative	29.9%	32.1%	23.5%

Total operating expenses	51.3%	52.8%	38.0%

Operating income	2.3%	1.6%	13.3%
Interest income	0.6%	0.7%	1.1%
Interest (expense)	(0.1)%	(0.0)%	(0.2)%
Other income	0.6%	0.2%	0.1%

Income (loss) before income taxes	3.4%	2.5%	14.3%
Income tax expense (benefit)	0.7%	(0.4)%	0.6%

Net income	2.7%	3.0%	13.6%

  Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

        Net sales.    Net sales increased $0.5 million, or 1.9%, to $25.7 million for fiscal 2011 from $25.2 million for fiscal 2010. For fiscal 2011, product sales increased $1.8 million and EMD sales decreased $1.3 million from fiscal 2010. The increase in product sales was primarily the result of sales to new commercial customers and retrofit upgrades for Eclipse E550 aircraft owners through Eclipse Aerospace Inc., while the decrease in EMD sales was primarily driven by a reduction in volume and a delayed contract award.

        Cost of sales.    Cost of sales increased $0.4 million, or 3.7%, to $11.9 million, or 46.4% of net sales for fiscal 2011 from $11.5 million, or 45.6% of net sales for fiscal 2010. The increase resulted primarily from an increase in variable production costs associated with increased sales volume and higher material costs in fiscal 2011 as compared to fiscal 2010.

        Research and development.    Research and development expense increased $0.3 million, or 5.1%, to $5.5 million or 21.4% of net sales for fiscal 2011—from $5.2 million or 20.7% of net sales for fiscal 2010. This increase resulted from research and development investment incurred to win the contracts described above, and is consistent with the Company's strategy to target a percentage of total costs in a given period, for the purposes of continued investment in on-going research and development of the Company's core products.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $0.4 million, or 5.1%, to $7.7 million, or 29.9% of net sales for fiscal 2011 from $8.1 million or 32.1% of net sales for fiscal 2010. The decrease was primarily the result of a reduction in selling expenses (primarily reduced participation in trade shows) and travel expenses during the year.

        Interest income, net.    Net interest income decreased slightly by $43,000 to $142,433 or 0.6% of net sales for fiscal 2011 from $185,815 or 0.7% of net sales for fiscal 2010. The decrease was primarily because of lower interest rates during fiscal 2011 compared to fiscal 2010.

        Other income.    Other income increased marginally by $0.1 million in fiscal 2011 when compared to fiscal 2010 from proceeds of settlements of legal proceedings.

        Income taxes.    The income tax expense for fiscal year ended September 30, 2011 was $0.2 million compared to an income tax benefit of $0.1 million for the fiscal year ended September 30, 2010. The increase in the amount of tax from a tax benefit to an expense was attributable primarily to the increase in pre-tax income for the fiscal year ended 2011, and less net reversals of deductible temporary differences in the fiscal year ended September 30, 2011 when compared to the fiscal year ended September 30, 2010.

        The effective tax rate for the year ended September 30, 2011 was 20.4%. The effective tax rate differs from the statutory rate for the year ended September 30, 2011 primarily due to the utilization of research and development tax credits.

        The effective tax rate for the year ended September 30, 2010 was (17.1%). The effective tax rate differs from the statutory rate for the year ended September 30, 2010 due to: 1) reversal of certain deductible temporary differences in the fiscal year ended September 30, 2010, which at September 30, 2009 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2010, and 2) decreases in uncertain tax positions due to the lapse of applicable statutes of limitation.

        As of September 30, 2011, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a full valuation allowance against its net deferred tax assets as September 30, 2011.

        Net income.    As a result of the factors described above, the Company's net income for fiscal 2011 was $0.7 million for both fiscal 2011 and fiscal 2010. On a fully diluted basis, the net income per share was $0.04 for both fiscal 2011 and for fiscal 2010.

  Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

        Net sales.    Net sales decreased $11.5 million, or 31.2%, to $25.3 million for fiscal 2010 from $36.7 million for fiscal 2009. For fiscal 2010, product sales decreased $8.5 million and EMD sales decreased $3.0 million from fiscal 2009. The decrease in product sales was driven primarily by customer delays in delivery schedules for backlog orders, while the decrease in EMD sales was primarily driven by a reduction in volume and a delayed contract award.

        Cost of sales.    Cost of sales decreased $6.4 million, or 35.6%, to $11.5 million, or 45.6% of net sales for fiscal 2010 from $17.9 million, or 48.7% of net sales for fiscal 2009. The decrease was primarily driven by a decrease in variable production costs associated with reduced sales volume in fiscal 2010 as compared to fiscal 2009, resumed sales associated with the Eclipse E500 aircraft that had immaterial direct costs and a continued focus on cost reduction.

        Research and development.    Research and development expense decreased $0.1 million, or 1.5%, to $5.2 million or 20.7% of net sales for fiscal 2010—from $5.3 million or 14.5% of net sales for fiscal 2009. This reduction is consistent with the Company's strategy to target a percentage of total costs in a given period, for the purposes of continued investment in on-going research and development of the Company's core products.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $0.5 million, or 6.3%, to $8.1 million, or 32.1% of net sales for fiscal 2010 from $8.6 million or 23.5% of net sales for fiscal 2009. The decrease was primarily because of a reduction in expenses of $0.3 million on the resignation of the former CFO and of $0.1 million on the elimination of amortization expense related to an Industrial Development Bond that was retired in August, 2009.

        Interest (income) expense, net.    Net interest income decreased $0.1 million, or 41.1%, to $0.2 million for fiscal 2010 from $0.3 million for fiscal 2009 which was primarily because of lower interest rates during fiscal 2010 compared to fiscal 2009, partially offset by the elimination of interest related to an Industrial Development Bond that was retired in August, 2009.

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

        Effective tax rates for the years ended September 30, 2010 and 2009 were (17.1%) and 4.5%, respectively. The effective tax rate differs from the statutory rate for the year ended September 30, 2010 due to: 1) reversal of certain deductible temporary differences in the fiscal year ended September 30, 2010 which at September 30, 2009 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2010, and 2) decreases in uncertain tax positions due to the lapse of applicable statutes of limitations.

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

        Net income.    As a result of the factors described above, the Company's net income for fiscal 2010 was $0.7 million. The net income for fiscal 2009 was $5.0 million. On a fully diluted basis, the net income per share of $0.04 for fiscal 2010 compared to a net income per share of $0.30 for fiscal 2009.

Liquidity and Capital Resources

        The following table highlights key financial measurements of the Company:

	September 30, 2011	September 30, 2010
Cash and cash equivalents	$42,625,854	$40,916,346
Accounts receivable, net	3,124,114	2,529,976
Current assets	50,572,834	49,607,834
Current liabilities	3,240,724	3,296,778
Deferred revenue	232,630	166,621
Total debt and other non-current liabilities(1)	769,282	826,927
Quick ratio(2)	14.12	13.18
Current ratio(3)	15.61	15.05

	Twelve Months Ending September 30,
	2011	2010
Cash flow activites:
Net cash provided by operating activites	$2,276,166	$5,600,467
Net cash (used in) investing activites	(255,454)	(189,790)
Net cash (used in) financing activites	(311,204)	(60,025)

(1)
Excludes deferred revenue; includes current portion of capitalized lease obligations
(2)
Calculated as: (Cash and cash equivalents and Accounts receivable, net) divided by Current liabilities
(3)
Calculated as: Current assets divided by Current liabilities

        IS&S finances its business primarily with cash from operations and its cash and cash equivalents. At September 30, 2011, the Company's primary source of liquidity was cash flow provided by operating activities and $42.6 million of cash and cash equivalents. IS&S requires cash principally to finance inventory, payroll and accounts receivable.

        Operating Activities    During fiscal 2011, the Company generated $2.3 million in cash flow from operating activities. Continued focus on inventory reductions contributed to the positive cash flow and was offset by increases in accounts receivable and decreases in accounts payable and accrued expenses. Increase in accounts receivable at the end of 2011 was due to higher volume of sales to customers with credit terms at the end of the year compared to sales to customers that pay in advance at the end of 2010.

        Cash flow provided by operating activities was $5.6 million in fiscal 2010 as compared to $5.3 million from operating activities in fiscal 2009, despite the $4.3 million decline in net income in fiscal 2010. The $0.3 million difference was primarily attributable to decreases in accounts receivable, prepaid expenses, continued focus on inventory reduction and an increase in income tax payable, offset by a decrease in accounts payable and accrued expenses.

        The Company had positive operating cash flow of $5.3 million for fiscal 2009 primarily emanating from the $5.0 net income for the year.

        Investing Activities.    Cash used in investing activities was $0.3 million, $0.2 million and $0.3 million for fiscal year 2011, 2010 and 2009 respectively, and consisted of spending for licensing fees, production equipment and laboratory test equipment. The Company plans to continue investing in capital expenditures at approximately the same level it has in prior years.

        Financing Activities.    Cash used in financing activities was $0.3 million for fiscal year 2011, primarily for the repurchase of 62,400 shares of common stock for $0.3 million. Cash used in financing activities was $0.1 million for fiscal year 2010 and consisted primarily of the repurchase of 12,000 shares of common stock for $0.1 million. Cash used in financing activities was $4.5 million for fiscal year 2009 and consisted primarily of the repayment in full of the Industrial Development Bond of $4.3 million and the repurchase of 25,000 shares of common stock for $0.1 million.

        To accommodate future growth, in 2001 the Company purchased 7.5 acres of land in the Eagleview Corporate Park, Exton, Pennsylvania, and built a 45,000 square foot facility which is expandable to 65,200 square feet. Both the land and building cost approximate $6.5 million, $4.3 million of which was funded through an Industrial Development Bond ("IDB") and the remainder from cash from operations. The Company used $4.3 million to retire the IDB in August 2009.

        Summary.    The Company's future capital requirements depend on numerous factors, including market acceptance of its products (in particular FPDS), the timing and rate of expansion of the business, acquisitions, joint ventures and other factors. IS&S has experienced increases in the Company's expenditures since its inception consistent with growth in the operations, personnel, and product line, and it anticipates that operations and expenditures will continue to increase in the foreseeable future. IS&S believes that the current cash and cash equivalents will provide sufficient capital to fund its operations for at least the next twelve months. However, the Company may need to raise additional funds through public or private financing or other arrangements if its business grows more rapidly than it anticipates. Potential lenders may have suffered losses related to their lending and other financial relationships, especially because of the generally weak national and global economies and financial instability of many borrowers. As a result, some lenders may become insolvent or tighten their lending standards, which could make it more difficult for IS&S to borrow or to obtain new financing on favorable terms or at all. The Company's financial condition and results of operations would be adversely affected if it is unable to obtain cost-effective financing in the future. Further, IS&S may develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments.

Contractual Obligations

        The Company's contractual obligations as of September 30, 2011 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Capital leases, including interest	$13,189	$13,189	$—	$—	$—
Office lease	6,380	6,380	—	—	—
Purchase obligations*	1,427,239	1,102,760	324,479	—	—
Other liabilities	189,130	—	189,130	—	—

	$1,635,938	$1,122,329	$513,609	$—	$—

*
A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company's current order backlog.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Inflation

        IS&S does not believe inflation had a material effect on its financial position or results of operations during the past three years; however, it cannot predict future effects of inflation.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's most critical accounting policies are revenue recognition, income taxes, inventory valuation, share based compensation and warranty reserves.

  Revenue recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 "Multiple-Element Arrangements" ("ASC Topic 605-25"), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EMD sales and any functional upgrade and product elements in "Product" sales on the accompanying consolidated statement of operations.

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on the selling price of that deliverable. The Company then considers the appropriate recognition method for each deliverable. Typically, such deliverables are purchased engineering and design services and product sales and/or the sale of functional upgrades. The Company's multiple element arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

        The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company's determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

        To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, "Revenue

Arrangements That Include Software Elements", ("ASU 2009-14"), ASU 2009-13 and FASB ASC Topic 605, "Revenue Recognition" ("ASC Topic 605").

        To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, "Construction-Type and Production-Type Contracts" ("ASC Topic 605-35"). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable have been met based on the provisions of FASB ASC Topic 605. The Company includes any design and engineering services elements in EMD sales and any functional upgrade and product elements in "Product" sales on the accompanying consolidated statement of operations.

        To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, "Software" ("ASC Topic 985").

Single Element Arrangements—

  Products—

        To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company also receives orders for existing equipment and parts. Revenue from the sale of such products is generally recognized upon shipment to the customer.

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

  Income taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on the Company's tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

  Inventory valuation

        The Company values inventory at the lower of cost (first-in, first-out) or market. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on a combination of historical usage and assumptions based on expected usage related to estimated future customer and market demands. The Company's method of valuing inventory contains uncertainties because the calculation requires management to take into consideration inventory aging, make assumptions regarding expected usage and apply judgments on forecasted future demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

  Share-based compensation

        The Company adopted the provisions of ASC Topic 505-50, "Equity-Based Payments to Non-Employees" ("ASC Topic 505-50") and ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and non-vested stock awards.

        Accordingly, adoption of ASC Topic 505-50's and ASC Topic 718's fair value method results in recording compensation costs under the Company's stock based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company's stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company's estimates or assumptions, there may be exposure to changes in share-based compensation expense that could be material.

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

New Accounting Pronouncements

        Effective October 1, 2010, the Company adopted the provisions of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE"), if it is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2010, the Company adopted the provisions of Accounting Standards Update No. 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2010, the Company adopted the provisions of Accounting Standards Update No. 2010-17 ("ASU 2010-17"), Revenue Recognition-Milestone Method which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. The adoption of ASU 2010-17 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2012, the Company is required to adopt the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05") which requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The adoption of ASU 2011-05 will not have an impact on the Company's consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.

Business Segments

        The Company operates in one principal business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the DoD, government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EMD services. Almost all of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2011, 2010, and 2009 net sales outside the United States amounted to $4.0 million, $2.8 million and $4.4 million, respectively.

Item 7A.    Quantitative and qualitative disclosures about market risk.

        The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. Assuming that the balances during fiscal 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in the Company's variable interest rates would have affected interest income by approximately $0.4 million. This would result in a net impact on cash flows of approximately $0.3 million for fiscal 2011.

Item 8.    Financial statements and supplementary data.

        The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 14, 2011

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$42,625,854	$40,916,346
Accounts receivable, net	3,124,114	2,529,976
Inventories	3,508,595	4,656,392
Deferred income taxes	438,635	522,352
Prepaid expenses and other current assets	875,636	982,768

Total current assets	50,572,834	49,607,834
Property and equipment, net	7,476,362	7,761,538
Other assets	208,408	221,150

Total assets	$58,257,604	$57,590,522

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capitalized lease obligations	$13,189	$9,908
Accounts payable	443,516	543,877
Accrued expenses	2,551,389	2,585,060
Deferred revenue	232,630	157,933

Total current liabilities	3,240,724	3,296,778
Long-term portion of capitalized lease obligations	—	15,560
Deferred revenue	—	8,688
Deferred income taxes	566,963	649,929
Other liabilities	189,130	151,530

Total liabilities	3,996,817	4,122,485

Commitments and contingencies (See Note 14)	—	—
Shareholders' equity
Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2011 and 2010	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,286,884 and 18,244,701 issued at September 30, 2011 and 2010, respectively	18,287	18,245
Additional paid-in capital	47,206,690	46,831,646
Retained earnings	26,626,242	25,909,652
Treasury stock, at cost, 1,544,910 and 1,482,510 shares at September 30, 2011 and 2010, respectively	(19,590,432)	(19,291,506)

Total Shareholders' Equity	54,260,787	53,468,037

Total liabilities and shareholders' equity	$58,257,604	$57,590,522

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS & SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2011	2010	2009
Net sales:
Product	$25,174,846	$23,383,504	$31,855,060
Engineering—modification and development	562,806	1,873,819	4,879,090

Total net sales	25,737,652	25,257,323	36,734,150

Cost of sales
Product	11,790,885	10,732,091	16,601,739
Engineering—modification and development	154,299	787,938	1,294,245

Total cost of sales	11,945,184	11,520,029	17,895,984

Gross profit	13,792,468	13,737,294	18,838,166

Operating expenses:
Research and development	5,500,924	5,234,240	5,313,007
Selling, general and administrative	7,683,637	8,099,587	8,647,506

Total operating expenses	13,184,561	13,333,827	13,960,513

Operating income	607,907	403,467	4,877,653
Interest income	143,942	188,171	398,041
Interest (expense)	(1,509)	(2,356)	(82,276)
Other income	150,010	50,000	50,099

Income before income taxes	900,350	639,282	5,243,517
Income tax expense (benefit)	183,760	(109,094)	234,856

Net income	$716,590	$748,376	$5,008,661

Net income per common share:
Basic	$0.04	$0.04	$0.30

Diluted	$0.04	$0.04	$0.30

Weighted Average Shares Outstanding:
Basic	16,782,223	16,751,528	16,745,379

Diluted	16,824,621	16,777,886	16,760,500

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2008	$18,177	$45,767,960	$20,152,615	$(19,134,626)	$46,804,126
Share-based compensation	—	494,084	—	—	494,084
Issuance of stock to directors	30	200,091	—	—	200,121
Purchase of treasury stock	—	—	—	(108,250)	(108,250)
Net Income	—	—	5,008,661	—	5,008,661

Balance, September 30, 2009	$18,207	$46,462,135	$25,161,276	$(19,242,876)	$52,398,742

Share-based compensation	—	169,565	—	—	169,565
Issuance of stock to directors	38	199,946	—	—	199,984
Purchase of treasury stock	—	—	—	(48,630)	(48,630)
Net income	—	—	748,376	—	748,376

Balance, September 30, 2010	$18,245	$46,831,646	$25,909,652	$(19,291,506)	$53,468,037

Share-based compensation	—	177,399	—	—	177,399
Issuance of stock to directors	42	197,645	—	—	197,687
Purchase of treasury stock	—	—	—	(298,926)	(298,926)
Net income	—	—	716,590	—	716,590

Balance, September 30, 2011	$18,287	$47,206,690	$26,626,242	$(19,590,432)	$54,260,787

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716,590	$748,376	$5,008,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672,196	826,748	1,085,316
Deposit forfeiture, installation kits	—	118,660	—
Share-based compensation expense:
Stock options	170,586	171,491	490,989
Nonvested stock awards	199,712	199,946	200,121
Excess tax benefit from share-based compensation:
Nonvested stock awards	6,813	(1,926)	3,095
Provision for loss on accounts receivable	17,225	—	185,848
Loss on disposal of property and equipment	2,413	4,917	56,678
Excess and obsolete inventory cost	471,496	—	506,656
Deferred income taxes	751	(11,081)	(89,357)
(Increase) decrease in:
Accounts receivable	(611,363)	3,658,730	(2,156,111)
Inventories	676,301	650,593	3,547,616
Prepaid expenses and other current assets	78,066	273,711	178,847
Other non-current assets	(121,237)	—	(1,870)
Increase (decrease) in:
Accounts Payable	(100,362)	(664,113)	(1,141,991)
Accrued expenses	(188,354)	(200,500)	(1,658,551)
Income taxes payable	219,324	(116,058)	(686,352)
Deferred revenue	66,009	(59,027)	(339,350)
Other non-current liabilities	—	—	129,304

Net cash provided by operating activities	2,276,166	5,600,467	5,319,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(255,454)	(189,790)	(332,515)
Proceeds from the sale of property and equipment	—	—	620

Net cash (used in) investing activities	(255,454)	(189,790)	(331,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Industrial Development Bond	—	—	(4,335,000)
Purchase of treasury stock	(298,926)	(48,630)	(108,250)
Repayment of capitalized lease obligations	(12,278)	(11,431)	(10,642)
Other	—	36

Net cash (used in) financing activities	(311,204)	(60,025)	(4,453,892)

Net increase in cash and cash equivalents	1,709,508	5,350,652	533,762
Cash and cash equivalents, beginning of year	40,916,346	35,565,694	35,031,932

Cash and cash equivalents, end of period	$42,625,854	$40,916,346	$35,565,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,509	$2,357	$48,303

Cash paid for income tax	$11,500	$121,473	$804,486

Cash received from income tax refund	$(43,253)	$(1,000)	$(25,115)

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

        Innovative Solutions and Support, Inc., (the "Company"), was incorporated in Pennsylvania on February 12, 1988. The Company's primary business is the design, manufacture and sale of large flat panel displays, flight information computers, and advanced monitoring systems to the Department of Defense ("DoD"), defense contractors, commercial air transport carriers, and corporate/general aviation markets.

2. Concentrations:

  Major Customers and Products

        In fiscal 2011, 2010 and 2009, the Company derived 61%, 48%, and 56%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable related to those top five customers was $1.8 million, $0.3 million, and $2.8 million for the twelve month period ended September 30, 2011, 2010, and 2009, respectively.

        In fiscal 2011 two of the Company's customers, Eclipse and FedEx, accounted for 20% and 15% of total sales, respectively. In fiscal 2010 two of the Company's customers, Lockheed Martin and FedEx, accounted for 11% and 10% of total sales, respectively. In fiscal 2009 two of the Company's customers, American Airlines and United States Department of Defense, accounted for 24% and 11% of total sales, respectively.

        Sales of air data systems and components were 21%, 32%, and 25% of total sales for the years ended September 30, 2011, 2010 and 2009, respectively. Flat Panel sales were 79%, 68%, and 75% of total sales in the years ended September 30, 2011, 2010 and 2009, respectively. Sales to government contractors and agencies accounted for approximately 30%, 43%, and 46% of total sales during fiscal years 2011, 2010 and 2009, respectively. While under these contracts the government agency or general contractor typically retains the right to terminate the contract at any time at its convenience, to date these contracts generally have included provisions requiring the payment to the Company of all revenue earned and costs incurred by the Company through the date of contract termination and do not entitle the customer to receive a refund of any previously paid fees.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from American Airlines, Inc. accounted for 8%, 8% and 24% total revenue for the fiscal years 2011, 2010 and 2009, respectively. (See also Note 18—Subsequent Event).

  Major Suppliers

        The Company currently buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

        During fiscal 2011 the Company had one supplier who accounted for 27% of the Company's total inventory related purchases. During fiscal 2010 the Company had one supplier who accounted for 22% of the Company's total inventory related purchases.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Concentrations: (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company's customer base consists principally of companies within the aviation industry. The Company routinely requests advance payments and/or letters of credit from new customers.

        The Company maintained a reserve for doubtful accounts in the amount of $0.2 million and $0.2 million for fiscal year 2011 and 2010, respectively. The reserve balance for both fiscal 2011 and 2010 is related to sales of Engineering—modification and development services ("EMD") to a customer that was negatively impacted by the current economic environment.

3. Summary of Significant Accounting Policies:

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

  Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2011 and 2010 consist of cash invested in money market funds with financial institutions.

  Inventory Valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2011	September 30, 2010
Raw materials	$2,520,437	$2,725,268
Work-in-process	223,437	236,060
Finished goods	764,721	1,695,064

	$3,508,595	$4,656,392

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years. During fiscal 2011, no depreciation was provided for the airplane since it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

  Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with FASB ASC Topic 360-10, "Property, Plant and Equipment". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2011, 2010 or 2009.

  Revenue Recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. During the three months ended June 30, 2010, the Company began delivery in accordance with a new arrangement with a new customer to provide, among other deliverables, functional upgrades to the Company's flight information computers and flat-panel displays. Deliveries to this customer under this arrangement continued through to September 30, 2011. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, "Multiple-Element Arrangements" ("ASC Topic 605-25"), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EMD sales and any functional upgrades and product elements in "Product" sales on the accompanying consolidated statement of operations.

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's selling price. Then, the Company considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased engineering and design services, product sales and/or the sale of functional upgrades. The Company's multiple element

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

arrangements can typically include defined design and development activities and/or functional upgrades, along with product sales.

        The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update, ASU 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company's determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

        To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, "Revenue Arrangements That Include Software Elements" ("ASU 2009-14"), ASU 2009-13 and FASB ASC Topic 605, "Revenue Recognition" ("ASC Topic 605").

        To the extent that an arrangement contains defined design and development activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and development phase of the contract following the guidance included in the FASB ASC Topic 605-35, "Construction-Type and Production-Type Contracts" ("ASC Topic 605-35"). To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EMD sales and any functional upgrades and product elements in "Product" sales on the accompanying consolidated statement of operations.

        To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, "Software", although no such sales have occurred to date.

Single Element Arrangements—

  Products—

        To the extent that a single element arrangement provides for product sales and repairs, revenue is generally recognized once revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company also receives orders for existing equipment and parts. Revenue from the sale of such products is generally recognized upon shipment to the customer.

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

        The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others contracts.

  Income Taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"), which principally utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on the Company's tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

        The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company's consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

  Research and Development

        Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges incurred related to a specific customer agreement that are billable are capitalized and then charged to cost of sales-engineering modification and development as the revenue related to the agreements are recognized.

  Comprehensive Income

        Pursuant to FASB ASC Topic 220, "Comprehensive Income" ("ASC Topic 220"), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Company's condensed consolidated balance sheets. For fiscal 2011 and 2010, comprehensive income consists of net income and there were no items of other comprehensive income for any of the periods presented.

  Fair Value of Financial Instruments

        The Company adopted FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC Topic 820") in the first quarter of fiscal 2009 for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Effective October 1, 2010, the Company adopted the provisions of Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06") which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.

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

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on September 30, 2011
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,330,266	$—	$—

	Fair Value Measurement on September 30, 2010
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$36,903,024	$—	$—

  Share-Based Compensation

        The Company accounts for stock-based compensation under FASB ASC Topic 505-50, "Equity-Based Payments to Non-Employees" ("ASC Topic 505-50") and ASC Topic 718, "Stock Compensation" ("ASC Topic 718"), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

  Warranty

        IS&S offers warranties of various lengths on some products. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affects warranty cost. If actual warranty costs differ from the estimated amounts, future results of operations could be adversely affected.

  New Accounting Pronouncements

        Effective October 1, 2010, the Company adopted the provisions of ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if such evidence is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2010, the Company adopted the provisions of ASU No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06"), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2010, the Company adopted the provisions of ASU No. 2010-17, "Revenue Recognition-Milestone Method" ("ASU 2010-17") which amends ASC Topic 605, Revenue Recognition, providing a consistent framework for applying the milestone method, thus adding clarity in practice on its application. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when to apply the milestone method of revenue recognition to research and development transactions. The adoption of ASU 2010-17 did not have a material impact on the Company's consolidated financial statements.

        Effective October 1, 2012, the Company is required to adopt the provisions of ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05") which requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The adoption of ASU 2011-05 will not have an impact on the Company's consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.

4. Net Income Per Share:

        Net income per share is calculated pursuant to ASC Topic 260, Earnings per Share ("ASC Topic 260"). Basic earnings per share ("EPS") exclude potentially dilutive securities and is

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Net Income Per Share: (Continued)

computed by dividing net income by the weighted average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

        In fiscal 2011 there was a difference of 42,398 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. In fiscal 2010 there was a difference of 26,358 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. In fiscal 2009 there was a difference of 15,121 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS.

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2011 and 2010, there were 617,800 and 491,200 options to purchase common stock outstanding, respectively. For fiscal year 2011, 184,300 options to purchase common stock were excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive. For fiscal year 2010, 240,770 options to purchase common stock were excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive.

5. Prepaid expenses and other current assets:

        Prepaid expenses and other current assets consist of the following:

	September 30, 2011	September 30, 2010
Revenue recognized not yet invoiced	$384,640	$420,429
Prepaid insurance	254,171	298,308
Deferred engineering costs	—	48,237
Income tax refund receivable	—	29,066
Other	236,825	186,728

	$875,636	$982,768

6. Property and equipment:

        Property and equipment, net consists of the following balances:

	September 30, 2011	September 30, 2010
Computer equipment	$2,055,128	$1,968,365
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,074,279	1,077,698
Manufacturing facility	5,605,616	5,576,466
Equipment	4,205,243	4,070,171
Land	1,021,245	1,021,245

	17,043,697	16,796,131
Less: Accumulated depreciation and amortization	(9,567,335)	(9,034,593)

	$7,476,362	$7,761,538

        Depreciation related to property and equipment was approximately $0.5 million, $0.8 million and $0.9 million for fiscal 2011, 2010 and 2009, respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other assets:

        Other assets consist of the following:

	September 30, 2011	September 30, 2010
Intangible assets, net of accumulated amortization of $391,829 and $257,850 at September 30, 2011 and September 30, 2010	$208,408	$221,150

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. The Company had non-cash purchases of other assets of $0, $0 and $100,000 in 2011, 2010 and 2009, respectively. No impairment charge was recorded in fiscal 2011, 2010 or 2009.

        Total intangible amortization expense was approximately $0.1 million, $0.1 million and $0.2 million for fiscal 2011, 2010 and 2009, respectively. Since the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

8. Accrued expenses:

        Accrued expenses consist of the following:

	September 30, 2011	September 30, 2010
Warranty	$955,549	$933,270
Salary, benefits and payroll taxes	476,152	552,646
Professional fees	352,559	303,139
Income taxes payable	152,658	—
Materials on order	89,392	18,772
Other	525,079	777,233

	$2,551,389	$2,585,060

9. Warranty:

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and the related material, labor and delivery costs incurred in correcting a product failure. If actual product failure rates, material or labor costs differ from the Company's estimates, further revisions to the estimated warranty liability would be recorded.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Warranty: (Continued)

        Warranty cost and accrual information for fiscal years ended September 30, 2011 and 2010:

	2011	2010
Warranty Accrual as of October 1,	$933,270	$808,544
Accrued expense for fiscal year	244,408	410,551
Warranty cost incurred for fiscal year	(222,129)	(285,825)

Warranty accrual as of September 30,	$955,549	$933,270

10. Income Taxes:

        Income taxes are recorded in accordance with ASC Topic 740 "Income Taxes," which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

        The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2011	2010	2009
Current provision (benefit):
Federal	$183,527	$(33,770)	$134,560
State	(518)	(64,243)	(38,362)

Total current provision (benefit)	183,009	(98,013)	96,198
Deferred provision (benefit):
Federal	—	—	—
State	751	(11,081)	138,658

Total deferred provision (benefit)	751	(11,081)	138,658
Total current and deferred provision (benefit)	$183,760	$(109,094)	$234,856

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2011	2010	2009
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(7.1)%	13.8%	(0.1)%
Research and development tax credits	(27.5)%	(20.7)%	(13.1)%
Valuation allowance	14.2%	(38.7)%	(14.1)%
Change in unrecognized tax benefits	6.8%	(5.5)%	(2.2)%

Effective income tax rate	20.4%	(17.1)%	4.5%

        In December of 2010, Congress enacted a two-year extension of the Research and Development Tax Credit ("R&D Tax Credit"), which retroactively reinstated and extended the federal R&D Tax Credit for amounts paid or incurred from January 1, 2010 to December 31, 2011. The Company recognized the entire impact of this retroactive extension in the first quarter ended December 31, 2010, as required by ASC Topic 740. The Company's effective tax rate for the year ended September 30, 2011 reflects the benefit of the R&D Tax Credit generated over the period January 1, 2010 through September 30, 2011. In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively reinstated and extended the federal R&D Tax Credit from January 1, 2008 to December 31, 2009. The impact of this retroactive extension was recognized in the first quarter of the fiscal year ending September 30, 2009 as required by ASC Topic 740; accordingly the Company's effective income tax rate for that year reflected the benefit of the R&D Tax Credit generated over the period January 1, 2008 through September 30, 2009.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	As of September 30,
	2011		2010
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$3,058	$—	$18,180	$3,031
Reserves and accruals	1,677,183	238,179	1,609,142	256,645
Research and development credit	80,000	848,669	655,214	208,384
NOL carryforwards—state	—	1,226,649	—	1,189,643
Stock options	—	503,978	—	628,640
Other	—	12,973	—	11,437

	1,760,241	2,830,448	2,282,536	2,297,780
Less: Valuation allowance	(1,307,517)	(2,696,113)	(1,760,184)	(2,291,087)

Total deferred tax assets	452,724	134,335	522,352	6,693

Deferred tax liabilities:
Depreciation	—	(701,298)	—	(656,622)
Other	(14,089)	—	—	—

Total deferred tax liabilities	(14,089)	(701,298)	—	(656,622)

Net deferred tax asset (liability)	$438,635	$(566,963)	$522,352	$(649,929)

        During the fiscal year ended September 30, 2010, the Company generated a federal net operating loss ("NOL") of $127,000. The Company carried back this NOL to a previous tax year, such that a refund of $43,000 was received. As of September 30, 2011, the Company has state NOL carryforwards of $21.0 million, which begins to expire in varying amounts after fiscal year ending September 30, 2026. In addition, the Company has federal R&D Tax Credit carryforwards of approximately $721,000, which begin to expire in varying amounts after fiscal year ending September 30, 2028, and state R&D Tax Credit carryforwards of $208,000 (net of federal impact), which begin to expire in varying amounts after fiscal year ending September 30, 2023.

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

        As of September 30, 2011, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a full valuation allowance against its net deferred tax assets at September 30, 2011. The valuation allowance decreased by $48,000 and $510,000 for the year ended September 30,

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

2011 and 2010, respectively, primarily because of net reversals of deductible temporary differences. The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods. Future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized; however, there is no assurance of future pre-tax income.

        If realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to deferred tax assets would increase net income in the period such determination is made. The amount of deferred tax assets considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect the financial condition and results of operations. The Company's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, and as a result of acquisitions and changes in uncertain tax positions, if any.

        Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2011	2010	2009
Balance at beginning of year	$425,000	$474,000	$324,000
Unrecognized tax benefits related to prior years	—	—	—
Unrecognized tax benefits related to current year	67,000	34,000	191,000
Settlements	—	—	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(1,000)	(83,000)	(41,000)

Balance at end of year	$491,000	$425,000	$474,000

        The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $491,000, $425,000 and $474,000 at September 30, 2011, 2010 and 2009, respectively. The Company's gross unrecognized tax benefits recorded at September 30, 2011 may be decreased in the future as a result of the expiration of the statute of limitation related to the Company's federal income tax returns for previous tax years.

        The Company's policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $12,000 and $8,000 for the payment of interest, net of tax benefits, at September 30, 2011 and 2010, respectively. There is no accrual recorded for penalties.

        For the fiscal year ended September 30, 2011, 2010 and 2009, the Company recognized expense (benefit) of $4,000, ($10,000) and ($2,000), respectively, for interest (net of federal impact) within income tax expense.

        The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company's federal income tax returns for the fiscal years ended September 30, 2008 and thereafter are open years subject to examination by the Internal Revenue Service. The Company also files income tax returns in various state jurisdictions, as

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

appropriate, with varying statutes of limitation. There are no federal or state income tax examinations in process at this time.

11. Notes Payable:

        The Company entered into a $4,335,000 loan agreement dated August 1, 2000 with the Chester County, Pennsylvania Industrial Development Authority. The purpose of the loan was to fund the construction of the Company's new office and manufacturing facility. The loan was scheduled to mature in 2015 and carried an interest rate set by the remarketing agent that was consistent with 30-day tax-exempt commercial paper. The Company exercised its option to pay-down the outstanding balance in August, 2009.

        The interest cost related to this debt for fiscal years 2011, 2010 and 2009 was $0, $0 and $45,000, respectively. The Company was required to maintain a letter of credit in the amount of $5,000,000 covering the debt prior to the August, 2009 retirement.

12. Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $167,000, $175,000, and $195,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

13. Share-Based Compensation:

        The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $371,000, $371,000 and $691,000 for the fiscal years ended September 30, 2011, 2010, and 2009, respectively. The income tax impact recognized as a (charge) credit to additional paid-in capital in the statement of shareholders' equity related to share-based compensation arrangements was $7,000, ($2,000) and $2,000 for the fiscal years ended September 30, 2011, 2010, and 2009, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company has three share-based compensation plans, the 1998 Stock Option Plan (the "1998 Plan"), the 2003 Restricted Stock Plan (the "Restricted Plan") and the 2009 Stock-Based Incentive Compensation Plan (the "2009 Plan"). These plans were approved by the Company's shareholders. The 1998 Plan expired on November 13, 2008.

1998 Stock Option Plan

        The 1998 Plan allowed granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this plan. Total compensation expense associated with awards under the 1998 Plan was $117,000, $159,000, and $492,000 for fiscal years ended September 30, 2011, 2010, and 2009 respectively.

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

        Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2011, 2010, and 2009 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2008	750,608	$9.76	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(144,059)	11.09	—

Outstanding at September 30, 2009	606,549	9.45	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(115,349)	10.49	—

Outstanding at September 30, 2010	491,200	$9.21	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(103,400)	10.95	—

Outstanding at September 30, 2011	387,800	$8.74	—

Vested and expected to vest	384,300	$8.73	$112,691

Options exercisable at September 30, 2011	361,600	$8.50	$112,691

        In fiscal 2011 and 2010 there were no options granted or exercised under the 1998 Plan; therefore, there is no weighted-average grant date fair value of individual options granted and no intrinsic value of exercised options.

        The following table summarizes information about stock options under the 1998 Plan at September 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2011	Weighted- Average Exercise Price
$ — - $ 5.00	181,800	1.6	$4.21	181,800	$4.21
$ 5.01 - $10.00	106,200	4.2	7.64	86,200	7.61
$10.01 - $15.00	49,800	3.5	13.59	49,800	13.59
$15.01 - $20.00	16,500	3.4	16.92	16,300	16.93
$20.01 - $26.00	33,500	5.3	25.57	27,500	25.47

	387,800	2.9	$8.74	361,600	$8.50

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the vesting term. Since no options were granted in fiscal 2011, 2010 and 2009 from the 1998 Plan, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

        At September 30, 2011, there was approximately $79,000 of unrecognized compensation cost, net of forfeitures, related to non-vested stock options, which is expected to be recognized over a period of approximately 1 year.

Restricted Plan

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. It called for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The stock was awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan. However, the Company continued to make an annual grant of restricted shares under the 2009 Plan. Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The following table outlines restricted stock awards for fiscal years ended September 30, 2011, 2010 and 2009:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2008	2,635	$19.00
Granted	36,230	5.52
Issued	(29,815)	6.71
Cancelled	—	—

Balance at September 30, 2009	9,050	$5.52
Granted	41,150	4.86
Issued	(37,862)	5.02
Cancelled	—	—

Balance at September 30, 2010	12,338	$4.86
Granted	43,385	4.61
Issued	(42,237)	5.49
Cancelled	—	—

Balance at September 30, 2011	13,486	$4.61

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

2009 Stock-Based Incentive Compensation Plan

        The 2009 Plan authorizes the grant of Stock Appreciation Rights ("SARs"), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as "Awards"). Options granted under the 2009 Plan may be either "incentive stock options" as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options, as determined by the Compensation Committee of the Company's Board of Directors (the "Committee").

        Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of Common Stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2011 there were 928,901 shares of Common Stock available for awards under the plan.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

        Following is a summary of option activity under the 2009 Plan for fiscal years ended September 30, 2011, 2010, and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2009	—	$—	$—
Granted	50,000	4.50	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2010	50,000	$4.50	$—
Granted	180,000	5.28	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2011	230,000	$5.11	$—

Vested and expected to vest	230,000	$5.11	$—

Options exercisable at September 30, 2011	10,000	$4.50	$—

        In fiscal 2011 and 2010 there were no options exercised under the 2009 Plan, therefore there is no intrinsic value of exercised options.

        The following table summarizes information about stock options under the 2009 Plan at September 30, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2011	Weighted- Average Exercise Price
$ — - $ 5.00	50,000	8.2	$4.50	10,000	$4.50
$ 5.01 - $10.00	180,000	9.9	5.28	—	—
$10.01 - $15.00	—	—	—	—	—
$15.01 - $20.00	—	—	—	—	—
$20.01 - $26.00	—	—	—	—	—

	230,000	4.1	$5.11	10,000	$4.50

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience and the expected turnover rate of the employees receiving the options. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options also includes an estimate for forfeitures and is recognized ratably over the

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation: (Continued)

vesting term. Below are fair value assumptions used to record compensation expense, related to the 2009 Plan, for the period identified:

2009 Plan
	Fiscal Year Ended September 30,
	2011	2010	2009*
Expected dividend rate	—	—
Expected volatility	63.0%	70.0%
Weighted average risk-free interest rate	1.9%	2.6%
Expected lives (years)	10.00	4.15

*
No options were granted in fiscal 2009 from the 2009 Plan; therefore the data in the above table is not applicable.

        Total compensation expense associated with awards to employees under the 2009 Plan was $54,000, $23,000 and $0 for fiscal years ended September 30, 2011, 2010 and 2009 respectively.

        At September 30, 2011, there was approximately $724,000 of unrecognized compensation cost, net of forfeitures, related to non-vested stock options under the 2009 Plan, which is expected to be recognized over a period of approximately 3 years.

14. Commitments and Contingencies:

  Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and an implicit interest rate of 7.2%. The capitalized cost of $57,450 and related annual amortization of $5,127, $7,178 and $10,050 have been included in property and equipment at September 30, 2011, 2010 and 2009 respectively. The balance due on these leases was $13,189, $25,500 and $36.899 as of September 30, 2011, 2010 and 2009 respectively. Future payments, including interest relating to these leases are $13,189 annually for the next year.

  Operating Leases

        Rent expense under operating leases totaled $31,000, $26,000 and $39,000 for the years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011 the Company has no future minimum payments related to any non-cancelable operating leases in fiscal 2011.

  Product Liability

        The Company has product liability insurance of $50,000,000, which management believes is adequate to cover potential liabilities that may arise because the Company has not experienced any material product liability claims in the past.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies: (Continued)

  Legal Proceedings

        In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material effect on its results of operations or financial position.

        On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. IS&S has filed a preliminary objection to the complaint requesting the Court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at September 30, 2011.

        On November 18, 2010, Jeoffrey L. Burtch, the Chapter 7 Trustee for AE Liquidation, Inc. (formerly Eclipse Aviation Corporation), filed avoidance actions against IS&S on behalf of AE Liquidation, Inc. for the avoidance of seven payments totaling approximately $321,000 as allegedly preferential transfers paid to IS&S during the 90 days preceding the filing of the bankruptcy petition of Eclipse Aviation Corporation on November 25, 2008. The Company asserted meritorious defenses to these avoidance actions. The parties reached a settlement agreement, approved by the Bankruptcy Court on October 17, 2011, under which the Company paid $17,000 and waived its claim in the bankruptcy proceeding in settlement of the case in its entirety.

        On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

15. Related Party Transactions:

        The Company incurred legal fees of $116,000, $138,000 and $105,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively with a law firm which is a shareholder of the Company. The fees paid and services rendered were comparable with fees paid to other unrelated law firms.

        For the years ended September 30, 2011, 2010 and 2009, respectively, the Company incurred service fees of $0, $25,000, and $0 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company's Chairman and Chief Executive Officer.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (unaudited):

        Summarized quarterly results of operations of the Company for the years ended September 30, 2011 and September 30, 2010 are presented below:

	Fiscal Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,529,811	$6,746,070	$5,971,494	$6,490,277
Cost of sales	2,935,655	2,873,414	2,811,960	3,324,155
Gross profit	3,594,156	3,872,656	3,159,534	3,166,122
Operating income (loss)	151,200	466,686	(104,935)	94,956
Net income (loss)	284,780	499,152	(78,981)	11,639
Net income (loss) per common share
Basic	$0.02	$0.03	$(0.00)	$0.00
Diluted	$0.02	$0.03	$(0.00)	$0.00

	Fiscal Year Ended September 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,607,239	$5,372,957	$7,813,816	$7,463,311
Cost of sales	2,836,773	2,942,496	3,010,810	2,729,950
Gross profit	1,770,466	2,430,461	4,803,006	4,733,361
Operating income (loss)	(1,545,378)	(850,570)	1,589,723	1,209,692
Net income (loss)	(1,145,173)	(745,765)	1,388,032	1,251,282
Net income (loss) per common share
Basic	$(0.07)	$(0.04)	$0.08	$0.07
Diluted	$(0.07)	$(0.04)	$0.08	$0.07

        Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

17. Business Segments:

        The Company operates in one principal business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, DOI, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment. Most of the Company's sales, operating results and identifiable assets are in the United States. During fiscal 2011, 2010 and 2009 IS&S derived 79%, 68% and 75%, respectively, of its total revenues from the sale of FPDS. During fiscal 2011, 2010 and 2009 the Company derived 21%, 32% and 25%, respectively, of total revenues from the sale of air data systems related products.

  Geographic Data

        Most of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2011, 2010 and 2009 net sales outside the United States amounted to $4.0 million, $2.8 million and $4.4 million, respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Business Segments: (Continued)

  Product Data

        The Company's current product line includes FPDS and air data systems and components, During fiscal 2011, 2010 and 2009, the Company derived 79%, 68% and 75%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

18. Subsequent Event:

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the "bankruptcy"). The Company's revenues from American Airlines, Inc. accounted for 8%, 8% and 24% total revenue for the fiscal years 2011, 2010 and 2009, respectively. As of November 29, 2011, the Company had outstanding accounts receivable of $760,000 from American Airlines, Inc. for sales made after September 30, 2011.

        As of September 30, 2011, the Company had accounts receivable of $667,000 from American Airlines, Inc., all of which were collected in the normal course of business prior to November 29, 2011. Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action. In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from American Airlines, Inc. in the ordinary course of business, which includes collections of $161,000 related to revenue recognized by the Company from August 2011 through September 30, 2011.

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

(b)
Management's annual report on internal control over financial reporting and the attestation report of the Company's independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

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

Management's Report on Internal Control over financial reporting

        Management of Innovative Solutions & Support, Inc. and its subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2011, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011 of the Company and our report dated December 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 14, 2011

PART III

Item 10.    Directors, executive officers and corporate governance.

        This information (other than information relating to executive officers included in Part I Item 1.) will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement. IS&S has adopted a written code of business conduct and ethics, known as the Company's code of conduct, which applies to all of its directors, officers, and employees, including its chief executive officer, its president and its chief financial officer. The Company's code of conduct is available on its Internet website, www.innovative-ss.com. The code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to the Company's code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company's Internet website promptly following the date of such amendment or waiver.

Item 11.    Executive compensation.

        This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company's fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters.

        This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company's fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

  Equity Compensation Plan Information

        The following table gives information about the Company's common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	631,286	$7.33	928,901
Equity compensation plans not approved by security holders	—	$—	—

        The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year. The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan. However, the Company continued to make an annual grant of restricted shares under the 2009 Plan. Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

        In the fiscal years ended September 30, 2011, 2010 and 2009, awards to the Company's non-employee directors under the Plan were 42,237, 37,862 and 29,815 shares respectively.

Item 13.    Certain relationships and related transactions and Director independence.

Related Party Transactions:

        This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company's fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 14.    Principal accounting fees and services

        This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company's fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

 PART IV

Item 15.    Exhibits, financial statement schedules.

        (a)   The following documents are filed as part of this report:

  1.
  Financial Statements

    See index to Financial Statements at Item 8 on page 34 of this report.

  2.
  Financial Statement Schedules

    Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

  3.
  The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S.(2)
3.2	Bylaws of IS&S.(7)
10.1	IS&S 1988 Incentive Stock Option Plan.(1)(3)
10.2	IS&S 1998 Stock Option Plan.(1)(4)
10.3	IS&S 2003 Restricted Stock Plan(1)(6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan(5)
21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment to the IS&S 1998 Stock Option Plan.(1)(8)
101
101.INS	XBRL Instance Document(9)
101.SCH	XBRL Taxonomy Extension Scheme Document(9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(9)
101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document(9)
101.LAB.	XBRL Taxonomy Extension Label Linkbase Document(9)
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document(9)

(1)
Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(2)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on September 19, 2007.

(3)
Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.

(4)
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on March 1, 2005.

(5)
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 28, 2009.

(6)
Incorporated by reference from the Registrant's Proxy Statement filed with the Commission on January 26, 2004

(7)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010.

(8)
Incorporated by reference from the Registrant's Form 10-K filed with the Commission for the fiscal year 2008.

(9)
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M HEDRICK Geoffrey S. M. Hedrick Chairman & Chief Executive Officer
Dated: December 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M HEDRICK Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 14, 2011
/s/ ROMAN G. PTAKOWSKI Roman G. Ptakowski	President	December 14, 2011
/s/ RONALD C. ALBRECHT Ronald C. Albrecht	Chief Financial Officer (Principal Accounting Officer)	December 14, 2011
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 14, 2011
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 14, 2011
/s/ ROBERT MIONIS Robert Mionis	Director	December 14, 2011
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 14, 2011
/s/ ROBERT H. RAU Robert H. Rau	Director	December 14, 2011