Form 10-Q
period 2011-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2012-02-03
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 27, 2012, there were 16,643,615 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2011

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$42,783,639	$42,625,854
Accounts receivable, net	2,560,402	3,124,114
Inventories	4,143,521	3,508,595
Deferred income taxes	435,872	438,635
Prepaid expenses and other current assets	980,836	875,636

Total current assets	50,904,270	50,572,834

Property and equipment, net	7,463,211	7,476,362

Other assets	166,400	208,408

Total Assets	$58,533,881	$58,257,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$9,980	$13,189
Accounts payable	1,027,020	443,516
Accrued expenses	2,238,621	2,551,389
Deferred revenue	917,920	232,630

Total current liabilities	4,193,541	3,240,724

Deferred income taxes	564,367	566,963
Other liabilities	68,004	189,130

Total Liabilities	4,825,912	3,996,817

Commitments and contingencies (See Note 6)	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2011 and September 30, 2011	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,297,734 and 18,286,884 issued at December 31, 2011 and September 30, 2011, respectively	18,298	18,287

Additional paid-in capital	47,345,531	47,206,690
Retained earnings	26,283,263	26,626,242
Treasury stock, at cost, 1,633,426 and 1,544,910 shares at December 31, 2011 and September 30, 2011, respectively	(19,939,123)	(19,590,432)

Total Shareholders’ Equity	53,707,969	54,260,787

Total Liabilities and Shareholders’ Equity	$58,533,881	$58,257,604

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending December 31,
	2011	2010
Net sales:
Product	$4,022,052	$6,457,874
Engineering - modification and development	733,407	71,937
Total net sales	4,755,459	6,529,811

Cost of sales
Product	2,043,266	2,897,272
Engineering - modification and development	586,594	38,383
Total cost of sales	2,629,860	2,935,655

Gross profit	2,125,599	3,594,156

Operating expenses:
Research and development	790,223	1,353,607
Selling, general and administrative	1,993,575	2,089,349
Total operating expenses	2,783,798	3,442,956

Operating income (loss)	(658,199)	151,200

Interest income	21,779	47,592
Interest (expense)	(237)	(458)
Other income	42,069	150,003
Income (loss) before income taxes	(594,588)	348,337

Income tax expense (benefit)	(251,609)	63,557

Net income (loss)	$(342,979)	$284,780

Net income (loss) per common share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Weighted Average Shares Outstanding:
Basic	16,721,494	16,770,415
Diluted	16,721,494	16,810,278

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(342,979)	$284,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	167,057	159,115
Share-based compensation expense:
Stock options	88,531	42,720
Nonvested stock awards	49,994	47,995
Excess tax adjustment from share-based compensation:
Nonvested stock awards	303	(654)
Deferred income tax expense	167	188
(Increase) decrease in:
Accounts receivable	563,712	(258,585)
Inventories	(634,926)	357,892
Prepaid expenses and other current assets	26,433	152,061
Increase (decrease) in:
Accounts Payable	583,504	272,275
Accrued expenses	(160,086)	(184,408)
Income taxes payable	(405,416)	38,002
Deferred revenue	685,291	135,067
Net cash provided by operating activities	621,585	1,046,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,898)	(19,395)
Net cash (used in) investing activities	(111,898)	(19,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(348,692)	—
Repayment of capitalized lease obligations	(3,210)	(2,989)
Net cash (used in) financing activities	(351,902)	(2,989)

Net increase in cash and cash equivalents	157,785	1,024,064
Cash and cash equivalents, beginning of year	42,625,854	40,916,346

Cash and cash equivalents, end of period	$42,783,639	$41,940,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$237	$458
Cash paid for income tax	$153,327	$—

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company’s primary business is the design, manufacture and sale of large flat panel display systems, flight information computers and advanced monitoring systems to the Department of Defense (“DoD”), defense contractors, commercial air transport carriers and corporate/general/aviation markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2011 is derived from audited financial statements. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2011 and September 30, 2011 consist of funds invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (ASC Topic 360-10). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the quarters ended December 31, 2011 or 2010.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple Element Arrangements” (“ASC Topic 605-25”), which typically include customer funded design, Engineering Modification and Development (“EMD”) services and the production and delivery of the flat panel display and related components. The Company includes any design and EMD elements in EMD sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

Multiple Element Arrangements—

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price. Then, the Company considers the appropriate recognition method for each deliverable; deliverables under multiple element arrangements are typically purchased design and EMD services, product sales and/or the sale of functional upgrades. The Company’s multiple element arrangements can typically include defined design and EMD activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update 2009-13, “Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which requires that the selling price for each deliverable be based on vendor specific objective evidence if available, third party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains defined design and EMD activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and EMD phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”).  To the extent that multiple element arrangements include product sales, revenue is generally recognized once revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EMD sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” although no such sales have occurred to date.

Single Element Arrangements —

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

Engineering Services—

The Company also may enter into arrangements to perform specified design and EMD services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35 and considers the nature of these service arrangements (including term, size of contract and level of effort) when determining the appropriate accounting treatment for a particular contract. The Company recognizes the revenue from these contracts using either the percentage-of-completion method or completed contract method of accounting. For contracts in which no loss is expected, and for which uncertainty regarding the performance against certain contract terms remains, the zero profit margin approach to applying the percentage of completion method is used following the guidance included in FASB ASC Topic 605-35.

The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable and the contract is long-term in nature; the Company uses the completed contract method for all others contracts.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

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

The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on the Company’s tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties from the uncertain tax position as income tax expense.

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Design and EMD charges incurred related to a specific customer agreement that are billable are charged to EMD cost of sales as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ending December 31, 2011 and 2010, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) for financial assets and liabilities.  This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,341,866	$—	$—

Fair Value Measurement on September 30, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,330,226	$—	$—

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”) and FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Concentrations

Major Customers and Products

For the three months ended December 31, 2011, two customers - Eclipse Aerospace and American Airlines, Inc. (“AAI”) accounted for 29% and 19% of net sales, respectively.  For the three months ended December 31, 2010, four customers — Icelandair, National Airlines, FedEx and Eclipse Aerospace, accounted for 17%, 17%, 15% and 11% of net sales, respectively.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  Subsequent to the filing of Bankruptcy, AAI continued to purchase products from the Company.  See Note 6 — Contingencies.

Major Suppliers

The Company currently buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2011, the Company had one supplier that comprised greater than 10% of the Company’s total inventory purchases.  For the three months ended December 31, 2010, the Company had one supplier which accounted for greater than 10% of the Company’s total inventory related purchases.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of December 31, 2011 and September 30, 2011.

Recent Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. (“ASU 2011-04”).  The ASU amends the fair value measurement and disclosure guidance to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 is to be adopted prospectively and will be effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and will be effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.  In December 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2011	2011
Raw materials	$3,026,629	$2,520,437
Work-in-process	467,896	223,437
Finished goods	648,996	764,721
	$4,143,521	$3,508,595

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2011	2011

Unbilled Receivables	$434,349	$384,640
Prepaid insurance	98,011	254,171
Income tax asset	131,632	—
Other	316,844	236,825
	$980,836	$875,636

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	December 31,	September 30,
	2011	2011

Computer equipment	$2,055,128	$2,055,128
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,074,279	1,074,279
Manufacturing facility	5,605,616	5,605,616
Equipment	4,315,578	4,205,243
Land	1,021,245	1,021,245
	17,154,032	17,043,697
Less: Accumulated depreciation and amortization	(9,690,821)	(9,567,335)
	$7,463,211	$7,476,362

Depreciation and amortization related to property and equipment was approximately $125,000 and $135,000 for the three months ended December 31, 2011 and 2010, respectively.  The Corporate airplane is primarily utilized in support of product development and is fully depreciated.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2011	2011
Intangible assets, net of accumulated amortization of $433,837 and $391,829 at December 31, 2011 and September 30, 2011, respectively	$166,400	$208,408

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded for the three months ended December 31, 2011 and 2010.

Total amortization expense was approximately $42,000 and $24,000 for the three months ended December 31, 2011 and 2010, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2011	2011

Warranty	$935,898	$955,549
Salary, benefits and payroll taxes	239,150	476,152
Professional fees	508,941	352,559
Income taxes payable	—	152,658
Materials on order	74,152	89,392
Other	480,480	525,079

	$2,238,621	$2,551,389

Warranty cost and accrual information for the three months ended December 31, 2011 is highlighted below:

Warranty Accrual at September 30, 2011	$955,549
Accrued expense for the three months ended December 31, 2011	30,220
Warranty cost for the three months ended December 31, 2011	(49,871)
Warranty Accrual at December 31, 2011	$935,898

3. Income Taxes

The income tax benefit for the three months ended December 31, 2011 was $252,000 as compared to an expense of $64,000 for the three months ended December 31, 2010.  The income tax benefit for the three months ended December 31, 2011 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2011 was 42%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2011, due primarily to the current tax benefits resulting from the loss recorded, together with a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation.

The effective tax rate for the three months ended December 31, 2010 was 18%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2010, due primarily to the forecast benefits from the domestic production activities deduction and the projected utilization of research and development tax credit carry forwards.

In December of 2010, Congress enacted a two-year extension of the Research and Development Tax Credit (“R&D Tax Credit”) which retroactively reinstated and extended the federal R&D Tax Credit for the amounts paid or incurred from January 1, 2010 to December 31, 2011.  The Company recognized the entire impact of this retroactive extension in the first quarter ended December 31, 2010, as required by ASC Topic 740.  The R&D Tax Credit has not been extended beyond December 31, 2011.  The Company has recorded the impact of the R&D Tax Credit for the first quarter of fiscal year ended September 30, 2012.

As of December 31, 2011, the Company recognized a $132,000 current income tax asset that would result if current period taxable losses were carried back to the prior year to recover federal income tax paid.  The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carry forward items.

As of December 31, 2011, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a full valuation allowance against its net deferred tax assets.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods. Future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized; however, there is no assurance of future pre-tax income.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2011, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $139,000 and $91,000 for the three months ended December 31, 2011 and 2010, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was $300 and ($1,000) for the three months ended December 31, 2011 and 2010, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains three share based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008 and there are no further shares of common stock to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants.  No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense was approximately $26,000 and $36,000 for the three months ended December 31, 2011 and 2010, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to fair value of the common stock on the grant date.  Nonqualified stock options granted under the 1998 Plan have exercise prices that may be less than, equal to or greater than the fair value of the common stock on the date of grant.  The Company reserved 3,389,000 shares of Common Stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired, and no additional shares were granted under the Plan after that date.

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It called for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The stock was awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under the Restricted Plan. However, the Company continued to make an annual grant of restricted shares under the 2009 Plan.

Total compensation expense under the Restricted Plan was approximately $0 and $6,000 for the three months ended December 31, 2011 and 2010, respectively.  The expense relates to shares that were issued to non-employee members of the Board of Directors on a quarterly basis as compensation.

2009 Stock Option Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2011, there were 918,051 shares of common stock available for awards under the plan.

If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense under the 2009 Stock Option Plan was approximately $113,000 and $49,000 for the three months ended December 31, 2011 and 2010, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Board of Directors on a quarterly basis as compensation was $50,000 and $42,000 for the three months ended December 2011 and 2010, respectively.

Stock repurchase program

On February 16, 2010, the Company’s Board of Directors approved the Company’s repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program expired on February 10, 2011 and was extended by the Board of Directors on February 18, 2011 until February 10, 2012. The program may be discontinued or suspended at any time. During the three months ended December 31, 2011 the Company purchased 88,516 shares of common stock under the program at a cost of $348,692 at an average market price of $3.92 per share, financed with available cash.  No shares of common stock were purchased under this plan during the three months ended December 31, 2010.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated pursuant to FASB ASC Topic 260, Earnings Per Share. (“ASC Topic 260”).

For the three month periods ended December 31, 2011, the Common Stock Equivalent (“CSE”) related to 612,500 options outstanding to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three month period ended December 31, 2010, the CSE related to 225,700 options outstanding to purchase common stock were included in the computation of diluted earnings per share.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed for Bankruptcy.  For the three months ended December 31, 2011and 2010 AAI accounted for 19% and 1% of net sales, respectively. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.

As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  Based on the present status of the Bankruptcy proceedings, we are not able to determine the amount, if any, that would be uncollectible.

In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company has filed a preliminary objection to the complaint requesting the court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) . These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on December 14, 2011 and the following factors:

•                  the impact of general economic trends on the Company’s business;

•                  the deferral or termination of programs or contracts for convenience by customers;

•                  difficulties in developing and producing the Company’s COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;

•                  market acceptance of the Company’s flat panel display systems, or COCKPIT/IP® or other planned products or product enhancements;

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

•                  a cyber security incident;

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

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act.

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was founded in 1988. The Company designs, manufactures and sells flat panel display systems (“FPDS”), flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, and engine and fuel data measurements.

The Company is increasingly positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added functionality such as electronic flight bags, charting and mapping systems into its FPDS product line. The strategy as both a manufacturer and integrator is to leverage the latest technologies developed for the personal computer and telecommunications industries into advanced, cost-effective solutions for the commercial and the United States Department of Defense (“DoD”)/governmental markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, substantially reduce product time to market and achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with increasing amounts of information that enhances both the safety and efficiency of flying. These advances have come together in the Company’s COCKPIT/IP® Cockpit Information Portal (“CIP”) FPDS product line that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies and aging equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FPDS product line will be qualified to land at such airports, a fact which the Company believes will further increase the demand for such products.

Sales are derived from the sale of IS&S products to the retrofit market and original equipment manufacturers (“OEMs”). Customers include the DoD and their commercial contractors, aircraft operators, aircraft modification centers and various OEMs. Although occasionally IS&S sells its products directly to DoD, the Company has sold its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost-of-sales related to product sales is comprised of material components and third party avionics purchased from suppliers, direct in-house assembly labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies and outside service costs related to production management, purchasing, material control and quality control.  Cost of sales also includes warranty costs.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2011. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2011 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2011 AND 2010

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending December 31,
	2011	2010
Net sales:
Product	84.6%	98.9%
Engineering - modification and development	15.4%	1.1%
Total net sales	100.0%	100.0%

Cost of sales
Product	43.0%	44.4%
Engineering - modification and development	12.0%	0.6%
Total cost of sales	55.0%	45.0%

Gross profit	45.0%	55.0%

Operating expenses:
Research and development	16.6%	20.7%
Selling, general and administrative	41.9%	32.0%
Total operating expenses	58.5%	52.7%

Operating income (loss)	(13.8)%	2.3%

Interest income	0.5%	0.7%
Interest (expense)	(0.0)%	0.0%
Other income	0.9%	2.3%
Income (loss) before income taxes	(12.5)%	5.3%

Income tax expense (benefit)	(5.3)%	1.0%

Net income (loss)	(7.2)%	4.4%

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Net sales. Net sales decreased $1.8 million, or 27%, to $4.8 million for the three months ended December 31, 2011 from $6.5 million in the three months ended December 31, 2010. For the three months ended December 31, 2011, product sales decreased $2.4 million and EMD sales increased $0.7 million from the same period in the prior year. Product sales were impacted negatively by shipments temporarily delayed due to pricing renegotiations and the impact of a one time order from a customer during the three months ended December 31, 2010. The increase in EMD sales was primarily the result of new customer funded design and EMD projects. For the three months ended December 31, 2011 and 2010, the Company recognized equal amounts of revenue and cost of $0.5 million and $0, respectively, related to three contracts for which a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of ASC 605-35.

Cost of sales. Cost of sales decreased $0.3 million or 10%, to $2.6 million, or 55% of net sales in the three months ended December 31, 2011 from $2.9 million, or 45% of net sales in the three months ended December 31, 2010. The decrease was primarily the result of the decrease in product sales volume.  The decreased sales volume experienced in the three months ended December 31, 2011 resulted in a lower absorption of production overhead which had a negative impact on gross margin as compared to the prior year period.

Research and development. Research and development expense decreased $0.6 million, or 41%, to $0.8 million or, 17% of net sales in the three months ended December 31, 2011 from $1.4 million, or 21% of net sales in the three months ended December 31, 2010.  The decrease in research and development expense in the quarter was due primarily to the change in mix whereby a higher number of engineering hours were incurred working on new customer funded design and EMD projects, and a decrease in work on non-program related projects.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.1 million, or 5%, to $2.0 million, or 42% of net sales in the three months ended December 31, 2011 from $2.1 million, or 32% of net sales in the three months ended December 31, 2010. The decrease in selling, general, and administrative expense in the quarter was due primarily to a reduced number of personnel compared to the prior year period.

Interest income. Interest income was $22,000 in the three months ended December 31, 2011 as compared to $48,000 in the three months ended December 31, 2010. The decrease in interest income was primarily the result of lower interest rates in the quarter compared to the prior year period.

Interest expense. Interest expense was approximately $200 in the three months ended December 31, 2011 as compared to approximately $500 in the three months ended December 31, 2010.  The expense is related to office equipment leases.

Income tax expense (benefit). The income tax benefit for the three months ended December 31, 2011 was $252,000 as compared to an expense of $64,000 for the three months ended December 31, 2010.  The income tax benefit for the three months ended December 31, 2011 was the result of the actual pre-tax loss for the quarter as compared to the actual pre-tax income from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2011 was 42%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2011, due primarily to the current tax benefits resulting from the loss recorded, together with a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation.

The effective tax rate for the three months ended December 31, 2010 was 18%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2010, due primarily to the forecast benefits from the domestic production activities deduction and the projected utilization of research and development tax credit carry forwards.

As of December 31, 2011, the Company recognized a $132,000 current income tax asset that would result if current period taxable losses were carried back to the prior year to recover federal income taxes paid.  The Company maintains a full valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carry forward items.

As of December 31, 2011, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a full valuation allowance against its net deferred tax assets as of December 31, 2011.

Net (Loss) income.  As a result of the components described above, the Company reported net loss for the three months ended

December 31, 2011 of ($343,000) compared to a net income of $285,000 for the three months ended December 31, 2010.  On a fully diluted basis, the loss per share of ($0.02) for the three months ended December 31, 2011 compares to income per share of $0.02 for the three months ended December 31, 2010.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2011	2011
Cash and cash equivalents	$42,783,639	$42,625,854
Accounts receivable, net	2,560,402	3,124,114
Current assets	50,904,270	50,572,834
Current liabilities	4,193,541	3,240,724
Deferred revenue	917,920	232,630
Total debt and other non-current liabilities (1)	642,351	769,282
Quick ratio (2)	10.81	14.12
Current ratio (3)	12.14	15.61

	Three Months Ending December 31,
	2011	2010
Cash flow activites:
Net cash provided by operating activites	$621,585	$1,046,448
Net cash (used in) investing activites	(111,898)	(19,395)
Net cash (used in) financing activites	(351,902)	(2,989)

(1)          Excludes deferred revenue

(2)          Calculated as:  Cash and Cash Equivalents and Accounts Receivable, net divided by Current Liabilities

(3)          Calculated as:  Current Assets divided by Current Liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and the ability to access cash accumulated from prior year operations.  Cash is used principally to finance inventory, accounts receivable and payroll which are all collectively leveraged to execute the Company’s growth strategies and return value to its shareholders.

Operating activities

Despite the net loss for the quarter, the Company generated cash from operating activities of $0.6 million for the three months ended December 31, 2011 compared to $1.0 million for the three months ended December 31, 2010.  The cash provided by operating activities during the three months ended December 31, 2011 was primarily the result of a decrease in accounts receivable ($0.6 million), and an increase in deferred revenues ($0.7 million) from EMD projects, partially offset by decreases in accrued liabilities ($0.2 million) and changes in income tax accounts ($0.4) for the quarter. Cash from the increase in accounts payable of $0.6 million was offset by an increase in inventories of $0.6 million purchased just prior to the end of the quarter that will be required to be used for EMD projects.

Investing activities

For the three months ended December 31, 2011 and 2010, the Company spent $112,000 and $19,000, respectively, primarily for the purchase of production and laboratory test equipment.

Financing activities

For the three months ended December 2011, the Company used $0.4 million primarily for the repurchase of 88,516 shares of common stock for $0.3 million.  There were no repurchases of shares of common stock during the three months ended December 31, 2010.  In addition, the Company spent approximately $3,000 for each of the three months ended December 31, 2011 and 2010 to repay capitalized lease obligations.

Future capital requirements depend on numerous factors, including market acceptance of IS&S products, the timing and rate of expansion of the business, acquisitions, joint ventures and other factors. The Company has experienced increases in such expenditures since inception consistent with growth and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months; however, the Company may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of the business than presently anticipated either through acquisitions or organic growth. Further, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funds are not available, IS&S may not be able to introduce new products or compete effectively in any of its markets.

Backlog

As of December 31, 2011 and September 30, 2011, backlog was $25.7 million and $27.5 million, respectively.  Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The decrease during the quarter of $1.9 million, or 7%, was the result of $14.3 million in new business partially offset by $4.8 million of revenue recognized for the three months ended December 31, 2011 and reduced by $11.4 million of order de-bookings. Most of the de-bookings relate to a major customer that decided to reduce the number of aircraft in its retrofit program. As of December 31, 2011, approximately 40% of the Company’s backlog is not expected to be filled within fiscal year 2012.

Backlog activity for the three months ended December 31, 2011 (in thousands):

Balance at			Balance at
September 30,	Bookings	Recognized	December 31,
2011	(net of De-bookings)	in Revenue	2011

$27,505	$2,906	$4,755	$25,656

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at variable rates.  Accordingly, the Company does not participate in interest rate hedging, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ending December 31, 2011 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $100,000, with a resulting impact on cash flows of approximately $100,000 for the three months ended December 31, 2011

Item 4. Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material adverse effect on the results of operations or financial position.

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three months ended December 31, 2011and 2010 AAI accounted for 19% and 1% of net sales, respectively. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.

As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI. Based on the present status of the Bankruptcy proceedings, we are not able to determine the amount, if any, that would be uncollectible.

In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 AAI in the ordinary course of business. Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010.  IS&S has filed a preliminary objection to the complaint requesting the court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at December 31, 2011.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5.    Other Information

None

Item 6. Exhibits

(a)   Exhibits

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2         Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1         Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS XBRL Instance Document (3)

101.SCH XBRL Taxonomy Extension Scheme Document (3)

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)   Filed herewith

(2)   Furnished herewith

(3)   Pursuant to Regulation S T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 3, 2012	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER