Form 10-Q
period 2012-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2012-05-04
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 16,632,773 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$43,197,526	$42,625,854
Accounts receivable, net	3,582,988	3,124,114
Inventories	4,478,872	3,508,595
Deferred income taxes	428,786	438,635
Prepaid expenses and other current assets	1,253,226	875,636

Total current assets	52,941,398	50,572,834

Property and equipment, net	7,336,930	7,476,362

Other assets	161,000	208,408

Total Assets	$60,439,328	$58,257,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$6,712	$13,189
Accounts payable	1,620,466	443,516
Accrued expenses	1,921,215	2,551,389
Deferred revenue	2,319,265	232,630

Total current liabilities	5,867,658	3,240,724

Deferred income taxes	557,449	566,963
Other liabilities	78,722	189,130

Total Liabilities	$6,503,829	$3,996,817

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2012 and September 30, 2011	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,308,259 and 18,286,884 issued at March 31, 2012 and September 30, 2011, respectively	18,308	18,287

Additional paid-in capital	47,495,010	47,206,690
Retained earnings	26,572,139	26,626,242
Treasury stock, at cost, 1,633,426 and 1,544,910 shares at March 31, 2012 and September 30, 2011, respectively	(20,149,958)	(19,590,432)

Total Shareholders’ Equity	53,935,499	54,260,787

Total Liabilities and Shareholders’ Equity	$60,439,328	$58,257,604

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2012	2011	2012	2011
Net sales:
Product	$5,285,345	$6,714,278	$9,307,397	$13,172,152
Engineering - modification and development	1,474,876	31,792	2,208,283	103,729
Total net sales	6,760,221	6,746,070	11,515,680	13,275,881

Cost of sales
Product	2,783,129	2,873,414	4,826,395	5,770,686
Engineering - modification and development	876,376	—	1,462,970	38,383
Total cost of sales	3,659,505	2,873,414	6,289,365	5,809,069

Gross profit	3,100,716	3,872,656	5,226,315	7,466,812

Operating expenses:
Research and development	926,379	1,556,827	1,716,602	2,910,434
Selling, general and administrative	1,827,794	1,849,143	3,821,369	3,938,492
Total operating expenses	2,754,173	3,405,970	5,537,971	6,848,926

Operating income (loss)	346,543	466,686	(311,656)	617,886

Interest income	20,156	45,263	41,935	92,855
Interest (expense)	(180)	(404)	(417)	(862)
Other income	8,568	—	50,637	150,003
Income (loss) before income taxes	375,087	511,545	(219,501)	859,882

Income tax expense (benefit)	86,214	12,393	(165,395)	75,950

Net income (loss)	$288,873	$499,152	$(54,106)	$783,932

Net income (loss) per common share:
Basic	$0.02	$0.03	$(0.00)	$0.05
Diluted	$0.02	$0.03	$(0.00)	$0.05

Weighted Average Shares Outstanding:
Basic	16,636,725	16,782,684	16,679,109	16,782,684
Diluted	16,636,732	16,838,662	16,679,109	16,829,918

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(54,106)	$783,932
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	298,738	334,697
Share-based compensation expense:
Stock options	189,879	78,570
Nonvested stock awards	99,988	97,698
Excess tax adjustment from share-based compensation:
Nonvested stock awards	(1,549)	2,153
(Increase) decrease in:
Accounts receivable	(458,874)	(43,450)
Inventories	(970,276)	141,917
Prepaid expenses and other current assets	(323,137)	22,190
Other non-current assets	—	(121,237)
Increase (decrease) in:
Accounts Payable	1,176,951	229,568
Accrued expenses	(477,491)	(151,531)
Income taxes payable	(317,518)	73,421
Deferred income tax	335	375
Deferred revenue	2,086,635	195,677
Net cash provided by operating activities	1,249,575	1,643,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,898)	(77,209)
Net cash (used in) investing activities	(111,898)	(77,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(559,527)	—
Repayment of capitalized lease obligations	(6,478)	(6,032)
Net cash (used in) financing activities	(566,005)	(6,032)

Net increase in cash and cash equivalents	571,672	1,560,739
Cash and cash equivalents, beginning of year	42,625,854	40,916,346

Cash and cash equivalents, end of period	$43,197,526	$42,477,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$417	$862
Cash paid for income tax	$153,327	$11,500

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company”) was incorporated in Pennsylvania on February 12, 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications. Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense (“DoD”), its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2011 is derived from audited financial statements. Operating results for the three and six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at March 31, 2012 and September 30, 2011 consist of funds invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2012 or 2011.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop,

manufacture and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple Element Arrangements” (“ASC Topic 605-25”), which include typically customer funded design, Engineering Modification and Development (“EMD”) services and the production and delivery of the flat panel display and related components. The Company includes any design and EMD elements in EMD sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price. Then, the Company considers the appropriate recognition method for each deliverable. Typically, deliverables under multiple element arrangements are purchased design and EMD services, product sales and/or the sale of functional upgrades. The Company’s multiple element arrangements can typically include defined design and EMD activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update No. 2009-13, “Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which requires that the selling price for each deliverable be based on vendor specific objective evidence if available, third party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update No. 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains defined design and EMD activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and EMD phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EMD sales and any functional upgrades and product elements in “Product” sales on the accompanying consolidated statement of operations.

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” although no such sales have occurred to date.

Single Element Arrangements

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company also receives orders for existing equipment and parts. Generally, revenue from the sale of such products is recognized upon shipment to the customer.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering Services

The Company may enter into arrangements to perform specified design and EMD services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35 and considers the nature of these service arrangements (including term, size of contract and level of effort) when determining the appropriate accounting treatment for a particular contract.  For contracts in which no loss is expected and for which uncertainty regarding the performance against certain contract terms remains, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

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

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities, changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial statements.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Design and EMD charges incurred, related to a specific billable customer agreement, are charged to EMD cost of sales as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and six months ended March 31, 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) for financial assets and liabilities. This standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC Topic 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, according to the valuation techniques that the Company utilized to determine their fair values.

Fair Value Measurement on March 31, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,356,915	$—	$—

Fair Value Measurement on September 30, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,330,266	$—	$—

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”) and FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be adversely affected.  Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Concentrations

Major Customers and Products

For the three months ended March 31, 2012, three customers, Eclipse Aerospace, FedEx and the National Nuclear Security Administration accounted for 22%, 20% and 16% of net sales, respectively.  During the six months ended March 31, 2012, three customers, Eclipse Aerospace, National Nuclear Security Administration and FedEx accounted for 24%, 12% and 12% of net sales, respectively.

For the three months ended March 31, 2011, four customers, Eclipse Aerospace, L3, FedEx, and Icelandair, accounted for 27%, 20%, 16% and 14% of net sales, respectively.  For the six months ended March 31, 2011, four customers, Eclipse Aerospace, Icelandair, FedEx and L3, accounted for 19%, 15%, 15% and 13% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended March 31, 2012 the Company had two suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.  For the six months ended March 31, 2012 the Company had three suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.

For the three months ended March 31, 2011 the Company had two suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.  For the six months ended March 31, 2011 the Company had four suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of March 31, 2012 and September 30, 2011.

Recent Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. (“ASU 2011-04”).  ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 is to be adopted prospectively and will be effective for the interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and will be effective for annual periods beginning after December 2011.  The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.  In December 15, 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2012	2011
Raw materials	$3,344,424	$2,520,437
Work-in-process	586,854	223,437
Finished goods	547,594	764,721
	$4,478,872	$3,508,595

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2012	2011

Unbilled Receivables	$815,618	$384,640
Prepaid insurance	56,612	254,171
Income tax asset	54,452	—
Other	326,544	236,825
	$1,253,226	$875,636

Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	March 31,	September 30,
	2012	2011

Computer equipment	$2,055,128	$2,055,128
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,074,279	1,074,279
Manufacturing facility	5,605,616	5,605,616
Equipment	4,315,578	4,205,243
Land	1,021,245	1,021,245
	17,154,032	17,043,697
Less: Accumulated depreciation and amortization	(9,817,102)	(9,567,335)
	$7,336,930	$7,476,362

Depreciation and amortization related to property and equipment was approximately $126,000 and $137,000 for the three months ended March 31, 2012 and 2011, respectively. The Corporate airplane is utilized primarily in support of product development and is fully depreciated.

Depreciation and amortization related to property and equipment was approximately $251,000 and $272,000 for the six months ended March 31, 2012 and 2011, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2012	2011
Intangible assets, net of accumulated amortization of $439,237 and $391,829 at March 31, 2012 and September 30, 2011	$161,000	$208,408
	$161,000	$208,408

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the six months ended March 31, 2012 and 2011.

Total amortization expense was approximately $5,000 and $38,000 for the three months ended March 31, 2012 and 2011, respectively. Total amortization expense for the six months ended March 31, 2012 and 2011 was $47,000 and $62,000, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2012	2011

Warranty	$899,475	$955,549
Salary, benefits and payroll taxes	442,554	476,152
Professional fees	238,496	352,559
Income taxes payable	—	152,658
Materials on order	54,942	89,392
Other	285,748	525,079

	$1,921,215	$2,551,389

	Three Months Ending	Six Months Ending
	March 31, 2012
Warranty accrual, beginning of period	$935,898	$955,549
Accrued expense for the three and six months ended March 31, 2012	24,216	54,436
Warranty cost for the three and six months ended March 31, 2012	(60,639)	(110,510)
Warranty accrual, end of period	$899,475	$899,475

3. Income Taxes

The income tax expense (benefit) for the three and six months ended March 31, 2012 was $86,000 and ($165,000), respectively, as compared to a tax expense of $12,000 and $76,000, respectively, for the three and six months ended March 31, 2011.  The income tax expense (benefit) for the three and six month periods ended March 31, 2012 was the result of the actual pre-tax income and pre-tax loss for the respective three and six month periods, as compared to the actual pre-tax income from the same periods in the prior year.

The effective tax rates for the three months ended March 31, 2012 and 2011 were 23% and 2%, respectively.  The effective tax rate for the three months ended March 31, 2012 differs from the statutory rate primarily because of the impact on the current provision resulting from the limitation on the recognition of the benefit that would be realized from the carry-back of such losses to the prior year to recover federal income taxes previously paid. Further, any benefit from deferred tax assets generated (used) is fully reserved (benefited) by our valuation allowance, and therefore would not impact tax expense.

The effective tax rate for the three month period ended March 31, 2011 differs from the statutory rate primarily because of a decrease in the overall forecasted effective tax rate for the year from the previous quarter.  The full-year effective tax rate forecasted as of March 31, 2011 was lower than the immediately previous period primarily as a result of adjustments to expected pre-tax income for the year.

The effective tax rates for the six months ended March 31, 2012 and 2011 were 75% and 9%, respectively.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation resulting in a greater benefit to the period.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2011 primarily because of the favorable impact of various temporary differences as forecasted on current tax expense and the forecasted utilization of research and development tax credit carry-forwards, based on the projected level of pre-tax income.  Such items do not generate deferred tax expense due to the valuation allowance posture maintained by the Company.

In December of 2010, Congress enacted a two-year extension of the Research and Development Tax Credit (“R&D Tax Credit”) which retroactively reinstated and extended the federal R&D Tax Credit for the amounts paid or incurred from January 1, 2010 to December 31, 2011.  The Company recognized the entire impact of this retroactive extension in the first quarter ended December 31, 2010, as required by ASC Topic 740.  The R&D Tax Credit has not been extended beyond December 31, 2011.  The Company has recorded the impact of the R&D Tax Credit for the first quarter of the fiscal year ended September 30, 2012.

As of March 31, 2012, the Company recognized a $54,000 current income tax asset that would result if current year-to-date taxable losses were carried back to the prior year to recover federal income tax paid.  The Company maintains a valuation allowance against its residual net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carry forward items.

As of March 31, 2012, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a valuation allowance against its net deferred tax assets which may not be carried back to prior taxable years.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods. Future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized; however, there is no assurance of future pre-tax income.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2012, the Company’s Amended and Restated Articles of Incorporation authorizes the Company to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $151,000 and $86,000 for the three months ended March 31, 2012 and 2011, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($2,000) and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

Total share-based compensation expense was approximately $290,000 and $176,000 for the six months ended March 31, 2012 and 2011, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($2,000) and $3,000 for the six months ended March 31, 2012 and 2011, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains three share based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). These plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008 and no further shares of common stock can be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was approximately $25,000 and $30,000 for the three months ended March 31, 2012 and 2011, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $51,000 and $66,000 for the six months ended March 31, 2012 and 2011, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to the fair value of the common stock on the grant date. Nonqualified stock options granted under the 1998 Plan have exercise prices that are less than, equal to or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of Common Stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired and no additional shares were granted.

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The plan authorized an annual award of non-vested shares having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The plan provided for the award of shares in four quarterly installments during the fiscal year provided the director was serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under the Restricted Plan. However, the Company continued to make an annual grant of restricted shares to non-employee directors under the 2009 Plan.

There was no compensation expense under the Restricted Plan for the three months ended March 31, 2012 and 2011. Total compensation expense associated with the Restricted Plan was $0 and $6,000 for the six months ended March 31, 2012 and 2011, respectively.

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

Subject to an adjustment to reflect the effect of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2012, there were 657,526 shares of common stock available for awards under the plan.

If any Award is forfeited or if any Option terminates, expires or lapses without being exercised, the related shares will be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense under the 2009 Stock Option Plan was approximately $126,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively.  Total compensation expense associated with the 2009 Plan was $239,000 and $104,000 for the six months ended March 31, 2012 and 2011, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Board of Directors on a quarterly basis as compensation was $100,000 and $94,000, for the six months ended March 31, 2012 and 2011, respectively.

Stock repurchase program

On February 18, 2011, the Company’s Board of Directors approved the Company’s repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program expired on February 10, 2012 and was extended by the Board of Directors on February 3, 2012 until February 10, 2013. The program may be discontinued or suspended at any time. During the three and six months ended March 31, 2012 the Company purchased 52,585 and 141,101 shares of common stock, respectively, under the program at a cost of $210,826 and $559,506, respectively, at an average market price of $3.99 and $3.95 per share, respectively, financed with available cash.  No shares of common stock were purchased under this plan during the three months ended March 31, 2011.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB ASC Topic 260, Earnings Per Share. (“ASC Topic 260”).

For the three and six month periods ended March 31, 2012, there were approximately 56,000 and 47,000 options to purchase common stock outstanding included in the computations of diluted earnings per share.

For the three and six month periods ended March 31, 2011, there were 380,000 options to purchase common stock outstanding excluded from the computations of diluted earnings per share as the effect would be anti-dilutive.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and six months ended March 31, 2012 AAI accounted for 1% and 8%, respectively, of net sales. For the three and six months ended March 31, 2011, AAI accounted for less than 1% and less than 1%, respectively, of net sales.  AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.

As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that would be uncollectible.

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

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company has filed a preliminary objection to the complaint requesting the court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as of March 31, 2012.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for the Company, alleging that Strathman had improperly used the Company’s trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) . These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 and the following factors:

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

•                  potential future acquisitions; and

•                  other factors disclosed from time to time in the Company’s filings with the SEC.

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was founded in 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications. The Company supplies integrated flight management systems (“FMS”) and advanced global positioning (“GPS”) receivers for precision reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its FPDS product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced, cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, reduce substantially product time to market and achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying. These advances have come together in the Company’s COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as the Flat Panel Display Systems (“FPDS”), that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FPDS product line will be qualified to land at such airports, a fact which the Company believes will further increase the demand for such products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs. Although occasionally IS&S sells its products directly to DoD, the Company has sold its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost-of-sales related to product sales consists of material, components and third party avionics purchased from suppliers, direct in-house assembly labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales consists primarily of salaries and benefits, building occupancy, supplies and outside service costs related to production management, purchasing, material control and quality control.  Cost of sales also includes warranty costs.

Cost of sales related to Engineering—Modification and Development (“EMD”) consists of engineering labor, consulting services, and other cost associated with specific design and development projects.  The Company intends to continue investing in the development of new products that complement current product offerings and will expense associated research and development costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting, and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior.  In addition, future spending by government agencies may be reduced further due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, IS&S revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment customers that may have elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S products.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2011. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six month periods ending March 31, 2012 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2012 AND 2011

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending March 31,		Six Months Ending March 31,
	2012	2011	2012	2011
Net sales:
Product	78.2%	99.5%	80.8%	99.2%
Engineering - modification and development	21.8%	0.5%	19.2%	0.8%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	41.1%	42.6%	41.9%	43.5%
Engineering - modification and development	13.0%	0.0%	12.7%	0.3%
Total cost of sales	54.1%	42.6%	54.6%	43.8%

Gross profit	45.9%	57.4%	45.4%	56.2%

Operating expenses:
Research and development	13.7%	23.1%	14.9%	21.9%
Selling, general and administrative	27.0%	27.4%	33.2%	29.7%
Total operating expenses	40.7%	50.5%	48.1%	51.6%

Operating income (loss)	5.2%	6.9%	-2.7%	4.6%

Interest income	0.3%	0.7%	0.4%	0.7%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.1%	0.0%	0.4%	1.1%
Income (loss) before income taxes	5.6%	7.6%	-1.9%	6.4%

Income tax expense (benefit)	1.3%	0.2%	-1.4%	0.6%

Net income (loss)	4.3%	7.4%	-0.5%	5.8%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales. Net sales were consistent at $6.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  For the three months ended March 31, 2012, product sales decreased $1.4 million, and were offset by an increase in EMD sales of $1.4 million from the same period in the prior year.  Product sales decreased due to lower shipments to customers who have slowed or delayed their respective retrofit programs while the increase in EMD sales was primarily the result of new customer funded design and EMD projects. For the three months ended March 31, 2012 and 2011, the Company recognized equal amounts of revenue and cost of $0.2 million and $0, respectively, related to certain contracts for which a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification Topic 605-35, “Construction-Type and Production-Type Contracts”.

Cost of sales. Cost of sales increased $0.8 million or 27%, to $3.7 million, or 54% of net sales in the three months ended March 31, 2012 from $2.9 million, or 43% of net sales in the three months ended March 31, 2011. The increase was primarily the result of change in sales mix and the decrease in product sales volume.  Despite the decreased sales volume, product cost of sales in the three months ended March 31, 2012 was lower as a percent of sales at 41% compared to 43% for the three months ended March 31, 2011, because of operational cost reductions during the second quarter.  The change in product mix with an increased proportion of lower margin revenues generated from EMD contracts resulted in a lower gross profit percentage when compared to the same period in the prior year.

Research and development. Research and development expense decreased $0.6 million or 40% to $0.9 million or 14% of net sales in the three months ended March 31, 2012 from $1.6 million, or 23% of net sales in the three months ended March 31, 2011.  The decrease in research and development expense in the quarter was primarily the result of change in mix whereby a higher number of engineering hours were incurred working on new customer funded design and EMD projects, and a decrease in work on non-program related projects.

Selling, general, and administrative. Selling, general and administrative expense was consistent at $1.8 million or 27% of net sales in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The slight decrease in selling, general, and administrative expense in the quarter was due primarily to a reduced number of personnel compared to the prior year period.

Interest income. Interest income was $20,000 in the three months ended March 31, 2012 compared to $45,000 in the three months ended March 31, 2011. The decrease in interest income was primarily the result of lower interest rates in the quarter compared to the prior year period.

Interest expense. Interest expense was approximately $200 in the three months ended March 31, 2012 compared to approximately $400 in the three months ended March 31, 2011.  The expense is related to office equipment leases.

Income tax expense (benefit). The income tax expense for the three months ended March 31, 2012 was $86,000 compared to an expense of $12,000 for the three months ended March 31, 2011.

The effective tax rate for the three months ended March 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2012, primarily because of the impact on the current provision resulting from the limitation on the recognition of the benefit that would be realized from the carry-back of such losses to the prior year to recover federal income taxes previously paid. Further, any benefit from deferred tax assets generated (used) is fully reserved (benefited) by our valuation allowance, and therefore would not impact tax expense.

The effective tax rate for the three months ended March 31, 2011 was 2%.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2011, primarily because of a decrease in the overall projected effective tax rate for the year from the previous quarter.  The full-year effective tax rate forecasted as of March 31, 2011 was lower than the immediately previous period primarily as a result of adjustments to expected pre-tax income for the year.

Net income.  As a result of the components described above, the Company reported net income for the three months ended March 31, 2012 of $289,000 compared to net income of $499,000 for the three months ended March 31, 2011.  On a fully diluted basis, the income per share of $0.02 for the three months ended March 31, 2012 compares to income per share of $0.03 for the three months ended March 31, 2011.

Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011

Net sales. Net sales decreased $1.8 million or 13.0% to $11.5 million for the six months ended March 31, 2012 from $13.3 million in the six months ended March 31, 2011. For the six months ended March 31, 2012, product sales decreased $3.9 million, offset, in part, by an increase of $2.1 million in EMD sales, from the same period in the prior year.  The decrease in product sales was primarily the result of lower shipments to customers who have slowed or delayed their respective retrofit programs, while the increase in EMD sales was primarily the result of new customer funded design and EMD projects.  For the six months ended March 31, 2012 and 2011, the Company recognized equal amounts of revenue and cost of $0.7 million and $0, respectively, related to certain contracts for which, at the time of recognition, a zero margin approach to applying the percentage of completion method was used in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification Topic 605-35, “Construction-Type and Production-Type Contracts”.

Cost of sales. Cost of sales was $6.3 million, or 54.6% of net sales in the six months ended March 31, 2012, compared to $5.8 million or 43.8% of net sales in the six months ended March 31, 2011.  The increase was primarily the result of the change in sales mix and the decrease in product sales volume.  Despite the decreased sales volume, product cost of sales in the six months ended March 31, 2012 was lower as a percent of sales at 42% compared to 44% for the six months ended March 31, 2011 because of operational cost reductions during the second quarter. The combination of decreased net sales and change in product mix resulted in a lower gross profit percentage compared to the same period in the prior year.

Research and development.  Research and development expense decreased $1.2 million or 41.0% to $1.7 million or 14.9% of net sales in the six months ended March 31, 2012 from $2.9 million or 21.9% of net sales in the six months ended March 31, 2011.  The decrease in research and development expense in the six months ended March 31, 2012 was primarily the result of the change in mix whereby a higher number of engineering hours were incurred working on new customer funded design and EMD projects.

Selling, general, and administrative. Selling, general and administrative expense decreased $0.1 million or 3.0%, to $3.8 million or 33.2% of net sales in the six months ended March 31, 2012 from $3.9 million or 29.7% of net sales in the six months ended March 31, 2011.  The slight decrease in selling, general, and administrative expense in the six months ended March 31, 2012 was primarily the result of a reduced number of personnel compared to the prior year period and continued cost containment efforts.  The increase as a percentage of net sales for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, is attributable primarily to the decrease in net sales.

Interest income. Interest income was $42,000 in the six months ended March 31, 2012 compared to $93,000 in the six months ended March 31, 2011.  The decrease in interest income was primarily the result of lower interest rates in the six month period as compared to the same period in the prior year.

Interest expense. Interest expense for the six month periods ended March 31, 2012 and 2011 was $400 and $900, respectively.

Income tax expense. The income tax benefit for the six months ended March 31, 2012 was $165,000 as compared to a tax expense of $76,000 for the six months ended March 31, 2011. The income tax benefit for the six months ended March 31, 2012 was the result of the actual pre-tax loss for the period as compared to the actual pre-tax income from the same period of the prior year.

The effective tax rate for the six months ended March 31, 2012 was 75%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation resulting in a greater benefit to the period.

The effective tax rate for the six months ended March 31, 2011 was 9%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2011 primarily because of the favorable impact of various temporary differences as forecasted on current tax expense and the forecasted utilization of research and development tax credit carry-forwards, based on the forecasted level of pre-tax income.  Such items do not generate deferred tax expense due to the valuation allowance posture maintained by the Company.

As of March 31, 2012, the Company recognized a $54,000 current income tax asset that would result if current year-to-date taxable losses were carried back to the prior year to recover federal income taxes paid.  The Company maintains a valuation allowance against its residual net deferred tax assets, which may not be carried back to prior taxable years, and consist primarily of deductible temporary differences and other carry forward items.

As of March 31, 2012, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a valuation allowance against its net deferred tax assets which may not be carried back to prior taxable years as of March 31, 2012.

Net (loss) income.  As a result of the factors described above, the Company’s net loss for the six months ended March 31, 2012 was ($54,000) compared to a net income of $784,000 for the six months ended March 31, 2011.  The loss per share of ($0.00) on a fully diluted basis for the six months ended March 31, 2012 compares to an income per share of $0.05 for the six months ended March 31, 2011.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2012	2011
Cash and cash equivalents	$43,197,526	$42,625,854
Accounts receivable, net	3,582,988	3,124,114
Current assets	52,941,398	50,572,834
Current liabilities	5,867,658	3,240,724
Deferred revenue	2,319,265	232,630
Total debt and other non-current liabilities (1)	642,883	769,282
Quick ratio (2)	7.97	14.12
Current ratio (3)	9.02	15.61

	Six Months Ending March 31,
	2012	2011
Cash flow activites:
Net cash provided by operating activites	$1,249,575	$1,643,980
Net cash (used in) investing activites	(111,898)	(77,209)
Net cash (used in) financing activites	(566,005)	(6,032)

(1)         Excludes deferred revenue

(2)         Calculated as:  the sum of cash and cash equivalents plus accounts receivable, net divided by current liabilities

(3)         Calculated as:  current assets divided by current liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and the ability to access cash accumulated from prior years operations.  Cash is used principally to finance inventory, accounts receivable and payroll which are all leveraged collectively to execute the Company’s growth strategies and return value to its shareholders.

Operating activities

The Company generated cash from operating activities of $1.2 million for the six months ended March 31, 2012 compared to $1.6 million for the six months ended March 31, 2011. The decrease in cash generated was due primarily to a reduction in net income ($0.8 million) and taxes payable ($0.4 million) and to increases in accounts receivable ($0.4 million) and inventories ($1.0 million), partially offset by an increase in accounts payable and accrued expenses ($0.6 million) and deferred revenue ($1.9 million) for the six months ended March 31, 2012.  The increased use of cash in accounts receivables is due primarily to delayed payment of accounts receivables from American Airlines Inc. (“AAI”). The temporary increase in inventories offset by increases in accounts payable and accrued expenses is due to purchases made during the first six months of the year to meet the requirements of certain EMD contracts. The increase in deferred revenues is a result of billings to certain EMD customers in accordance with applicable contract terms that have not yet been recognized as revenues under the percentage-of-completion method of accounting.  The increase in cash provided by operating activities during the six months ended March 31, 2011 was primarily due to decreases in inventory and increases to accounts payable and deferred revenue of $0.1 million, $0.2 million, and $0.2 million, respectively.

Investing activities

Cash used in investing activities was $0.1 million for both the six months ended March 31, 2012 and 2011, which consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $0.6 million for the six months ended March 31, 2012 consisting primarily of the purchases of 141,101 shares of common stock. Net cash used in financing activities was $6,000 for the six months ended March 31, 2011, which consisted of repayment of capitalized lease obligations.

Future capital requirements depend on numerous factors, including market acceptance of IS&S products, the timing and rate of expansion of the business, acquisitions, joint ventures and other factors. The Company has experienced increases in such expenditures since inception consistent with growth and anticipates that expenditures will continue to increase in the foreseeable future. The

Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months; however, the Company may need to raise additional funds through public or private financings or other arrangements in order to support more rapid expansion of the business than presently anticipated either through acquisitions or organic growth. Further, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funds are not available, IS&S may not be able to introduce new products or compete effectively in its markets.

Backlog

As of March 31, 2012 and September 30, 2011, the backlog was $25.6 million and $27.5 million, respectively. The $1.9 million decrease in backlog was the result of $9.5 million in new business orders offset by $11.5 million of recognized revenue.  Air Data products backlog as of March 31, 2012 increased $0.1 million from September 30, 2011, while FPDS backlog as of March 31, 2012 decreased $2.0 million from September 30, 2011.  As of March 31, 2012, approximately 55% of the Company’s backlog is not expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed revenue recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Backlog activity for the three and six months ended March 31, 2012 (in thousands):

	Three Months Ending	Six Months Ending
	March 31, 2012

Backlog, beginning of period	$25,656	$27,505
Plus: bookings during period, net	6,687	9,593
Less: revenue recognized during period	(6,761)	(11,516)
Backlog, end of period	$25,582	$25,582

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  Accordingly, the Company does not participate in interest rate hedging. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ending March 31, 2012 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $100,000 and $200,000, respectively, with a resulting impact on cash flows of approximately $100,000 and $200,000 for the three and six months ended March 31, 2012, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material effect on the results of operations or financial position.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and six months ended March 31, 2012, AAI accounted for 1% and 8%, respectively, of net sales. For the three and six months ended March 31, 2011, AAI accounted for less than 1% and less than 1%, respectively, of net sales. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.

As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that would be uncollectible.

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

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010.  IS&S has filed a preliminary objection to the complaint requesting the court to dismiss all claims. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as of March 31, 2012.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case is ongoing.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6. Exhibits

(a)         Exhibits

10.1	Employment Agreement, dated February 14, 2012, between Innovative Solutions and Support, Inc. and Shahram Askarpour (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Scheme Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Filed herewith

(2)	Furnished herewith

(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the Commission on April 2, 2012

(4)

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 4, 2012	By:	/s/ RONALD C. ALBRECHT

RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER