Form 10-Q
period 2012-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2012-08-08
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 16,643,303 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$41,807,160	$42,625,854
Accounts receivable, net	2,700,019	3,124,114
Inventories	4,082,679	3,508,595
Deferred income taxes	435,581	438,635
Prepaid expenses and other current assets	2,186,203	875,636

Total current assets	$51,211,642	$50,572,834

Property and equipment, net	7,272,459	7,476,362

Other assets	160,200	208,408

Total Assets	$58,644,301	$58,257,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current portion of capitalized lease obligations	$3,386	$13,189
Accounts payable	384,837	443,516
Accrued expenses	2,103,107	2,551,389
Deferred revenue	1,254,727	232,630

Total current liabilities	$3,746,057	$3,240,724

Deferred income taxes	564,412	566,963
Other liabilities	95,540	189,130

Total Liabilities	$4,406,009	$3,996,817

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2012 and September 30, 2011	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,318,784 and 18,286,884 issued at June 30, 2012 and September 30, 2011, respectively	18,319	18,287

Additional paid-in capital	47,669,429	47,206,690
Retained earnings	26,832,107	26,626,242
Treasury stock, at cost, 1,725,411 and 1,544,910 shares at June 30, 2012 and September 30, 2011, respectively	(20,281,563)	(19,590,432)

Total Shareholders’ Equity	54,238,292	54,260,787

Total Liabilities and Shareholders’ Equity	$58,644,301	$58,257,604

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2012	2011	2012	2011
Net sales:
Product	$4,192,856	$5,887,419	$13,500,253	$19,059,571
Engineering - modification and development	1,941,636	84,075	4,149,919	187,804
Total net sales	6,134,492	5,971,494	17,650,172	19,247,375

Cost of sales
Product	2,145,657	2,779,900	6,972,052	8,550,587
Engineering - modification and development	1,373,210	32,060	2,836,180	70,442
Total cost of sales	3,518,867	2,811,960	9,808,232	8,621,029

Gross profit	2,615,625	3,159,534	7,841,940	10,626,346

Operating expenses:
Research and development	416,210	1,408,794	2,132,812	4,319,228
Selling, general and administrative	1,844,253	1,855,675	5,665,622	5,794,167
Total operating expenses	2,260,463	3,264,469	7,798,434	10,113,395

Operating income (loss)	355,162	(104,935)	43,506	512,951

Interest income	20,557	26,885	62,492	119,740
Interest (expense)	(120)	(350)	(537)	(1,212)
Other income	7,879	7	58,516	150,010
Income (loss) before income taxes	383,478	(78,393)	163,977	781,489

Income tax expense (benefit)	123,507	588	(41,888)	76,538

Net income (loss)	$259,971	$(78,981)	$205,865	$704,951

Net income (loss) per common share:
Basic	$0.02	$(0.00)	$0.01	$0.04
Diluted	$0.02	$(0.00)	$0.01	$0.04

Weighted Average Shares Outstanding:
Basic	16,627,541	16,793,529	16,661,920	16,793,529
Diluted	16,627,541	16,793,529	16,661,927	16,839,817

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,865	$704,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410,630	499,073
Share-based compensation expense:
Stock options	315,030	110,382
Nonvested stock awards	149,981	147,693
Excess tax adjustment from share-based compensation:
Nonvested stock awards	(2,265)	4,605
(Increase) decrease in:
Accounts receivable	424,095	(534,709)
Inventories	(574,084)	279,414
Prepaid expenses and other current assets	(1,310,567)	305,038
Other non-current assets	—	(121,238)
Increase (decrease) in:
Accounts Payable	(58,679)	547,605
Accrued expenses	(348,178)	(314,320)
Income taxes payable	(193,669)	71,372
Deferred income tax	503	563
Deferred revenue	1,022,097	169,789
Net cash provided by operating activities	40,759	1,870,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158,519)	(196,045)
Net cash used in investing activities	(158,519)	(196,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(691,131)	—
Repayment of capitalized lease obligations	(9,803)	(9,129)
Net cash used in financing activities	(700,934)	(9,129)

Net (decrease) increase in cash and cash equivalents	(818,694)	1,665,044
Cash and cash equivalents, beginning of year	42,625,854	40,916,346

Cash and cash equivalents, end of period	$41,807,160	$42,581,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$538	$1,212
Cash paid for income tax	$153,327	$11,500
Cash received from income tax refund	$4,096	$—

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense (“DoD”), its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2011 is derived from audited financial statements. Operating results for the three and nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at June 30, 2012 and September 30, 2011 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years, respectively. During fiscal 2012, no depreciation was provided for the airplane since it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

                Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2012 or 2011.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements. The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, “Multiple Element Arrangements” (“ASC Topic 605-25”), which include typically customer funded design, Engineering Modification and Development (“EMD”) services, and the production and delivery of the flat panel display and related components. The Company includes any design and EMD elements in EMD sales, and any functional upgrades and product elements in product sales on the accompanying consolidated statement of operations.

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable’s selling price. Then, the Company considers the appropriate recognition method for each deliverable.  Typically, deliverables under multiple element arrangements are purchased design and EMD services, product sales, and/or the sale of functional upgrades. The Company’s multiple element arrangements can include defined design and EMD activities and/or functional upgrades, along with product sales.

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

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update No. 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), ASU 2009-13, and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains defined design and EMD activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD revenue amounts earned during the design and EMD phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EMD sales, and any functional upgrades and product elements in product sales on the accompanying consolidated statement of operations.

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software”, although no such sales have occurred to date.

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

Engineering Services

The Company may enter into arrangements to perform specified design and EMD services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35 and considers the nature of these service arrangements (including term, size of contract and level of effort) when determining the appropriate accounting treatment for a particular contract.  For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

The Company records revenue relating to these contracts using the percentage-of-completion method when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature.  The Company uses the completed contract method for all others contracts.

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

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years, and tax planning strategies that are both prudent and feasible. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate, and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Research and Development

Research and development charges incurred for product design, product enhancements and future product development are expensed as incurred. Design and EMD charges incurred, related to a specific billable customer agreement are charged to EMD cost of sales as the revenue related to the agreements is recognized.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and nine months ended June 30, 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, according to the valuation techniques that the Company utilized to determine their fair values.

Fair Value Measurement on June 30, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,351,347	$—	$—

Fair Value Measurement on September 30, 2011
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,330,266	$—	$—

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

Concentrations

Major Customers and Products

For the three months ended June 30, 2012, four customers, Eclipse Aerospace, FedEx, US Department of Defense and Boeing accounted for 19%, 18%, 16% and 12% of net sales, respectively.  During the nine months ended June 30, 2012, three customers, Eclipse Aerospace, FedEx and National Nuclear Security Administration accounted for 23%, 14% and 11% of net sales, respectively.

For the three months ended June 30, 2011, four customers, Eclipse Aerospace, American Airlines Inc., FedEx, and BAE Systems (USA), accounted for 21%, 19%, 16% and 16% of net sales, respectively.  For the nine months ended June 30, 2011, three customers, Eclipse Aerospace, FedEx, and Icelandair accounted for 20%, 16% and 12% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2012 the Company had three suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.  For the nine months ended September 31, 2012 the Company had four suppliers that comprised individually greater than 10% of the Company’s total inventory purchases.

For the three months ended June 30, 2011 the Company had one supplier that comprised individually greater than 10% of the Company’s total inventory purchases.  For the nine months ended June 30, 2011 the Company had one supplier that comprised individually greater than 10% of the Company’s total inventory purchases.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of June 30, 2012 and September 30, 2011.

Recent Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. (“ASU 2011-04”).  ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and is effective for annual periods beginning after December 2011.  The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.  In December 15, 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2012	2011
Raw materials	$2,988,377	$2,520,437
Work-in-process	219,047	223,437
Finished goods	875,255	764,721
	$4,082,679	$3,508,595

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2012	2011

Unbilled Receivables	$1,523,488	$384,640
Prepaid insurance	19,180	254,171
Other	643,535	236,825
	$2,186,203	$875,636

Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting which have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	June 30,	September 30,
	2012	2011

Computer equipment	$2,095,057	$2,055,128
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,076,850	1,074,279
Manufacturing facility	5,605,616	5,605,616
Equipment	4,319,700	4,205,243
Land	1,021,245	1,021,245
	17,200,654	17,043,697
Less: Accumulated depreciation and amortization	(9,928,195)	(9,567,335)
	$7,272,459	$7,476,362

Depreciation and amortization related to property and equipment was approximately $111,000 and $128,000 for the three months ended June 30, 2012 and 2011, respectively. The Corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $362,000 and $400,000 for the nine months ended June 30, 2012 and 2011, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2012	2011
Intangible assets, net of accumulated amortization of $440,037 and $391,829 at June 30, 2012 and September 30, 2011	$160,200	$208,408
	$160,200	$208,408

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charge was recorded in the nine months ended June 30, 2012.

Total intangible amortization expense was approximately $1,000 and $36,000 for the three months ended June 30, 2012 and 2011, respectively. Total amortization expense for the nine months ended June 30, 2012 and 2011 was $48,000 and $99,000, respectively. Because the intangible assets are being amortized over a defined number of units, the future amortization expense over the next five years cannot be determined at this time.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2012	2011

Warranty	$910,647	$955,549
Salary, benefits and payroll taxes	404,075	476,152
Professional fees	347,074	352,559
Income taxes payable	52,579	152,658
Materials on order	23,790	89,392
Other	364,942	525,079

	$2,103,107	$2,551,389

	Three Months Ending	Nine Months Ending
	June 30, 2012

Warranty accrual, beginning of period	$899,475	$955,549
Accrued expense for the three and nine months ended June 30, 2012	54,527	108,963
Warranty cost for the three and nine months ended June 30, 2012	(43,355)	(153,865)
Warranty accrual, end of period	$910,647	$910,647

3. Income Taxes

The income tax expense (benefit) for the three and nine months ended June 30, 2012 was $124,000 and ($42,000), respectively, compared to an income tax expense of $600 and $77,000, respectively, for the three and nine months ended June 30, 2011.  The income tax expense for the three months ended June 30, 2012 was the result of the tax on pre-tax income for the period.  The income tax benefit for the nine months ended June 30, 2012 was the result of the tax on pre-tax income for the period, offset partially by utilization of research and development tax credits (“R&D tax credits”), and a decrease in the liability for uncertain tax positions because of the lapse of an applicable statute of limitation during the first quarter of the current fiscal year.  The income tax expense for the three months ended June 30, 2011 reflected the cumulative adjustment resulting from a revised forecast annual effective tax rate. The income tax expense for the nine months ended June 30, 2011 reflected the pre-tax income for the period, and the revised forecast effective tax rate.

The effective tax rates for the three months ended June 30, 2012 and 2011 were 32% and (1%), respectively.  The effective tax rate for the three months ended June 30, 2012 differs from the statutory rate primarily because of the net benefits attributable to the utilization of R&D tax credits.  The effective tax rate for the three month period ended June 30, 2011 differs from the statutory rate primarily because of the pre-tax loss for the quarter and the reforecast of the effective tax rate for the year.

The effective tax rates for the nine months ended June 30, 2012 and 2011 were (26%) and 10%, respectively.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation, and utilization of R&D tax credits.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2011 primarily because of the favorable impact of various temporary differences as forecast on current tax expense, and the utilization of R&D tax credits, based on the projected level of pre-tax income. Such items do not generate deferred tax expense because of the valuation allowance that the Company has maintained.

In December of 2010, Congress enacted a two-year extension of the R&D tax credit, which retroactively reinstated and extended the federal R&D tax credit for the amounts paid or incurred from January 1, 2010 to December 31, 2011.   The Company recognized the entire impact of this retroactive extension in the first quarter ended December 31, 2010, as required by ASC Topic 740.  The R&D tax credit has not been extended beyond December 31, 2011.  The Company has recorded the impact of the R&D tax credit for the first quarter of the fiscal year ended September 30, 2012.

As of June 30, 2012, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods. As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a valuation allowance against its net deferred tax assets, which may not be carried back to prior taxable years.  The Company will continue to maintain this valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is more likely than not that a portion of these net deferred tax assets will be realized in future periods. Future pre-tax income within the jurisdictions for which the Company maintains a valuation allowance may result in these tax benefits being realized; however, there is no assurance of future pre-tax income.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2012, the Company’s Amended and Restated Articles of Incorporation authorizes the Company to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $175,000 and $82,000 for the three months ended June 30, 2012 and 2011, respectively.  The income tax effect recognized as a (charge) credit to additional paid-in capital related to share-based compensation arrangements was ($1,000) and $2,000 for the three months ended June 30, 2012 and 2011, respectively.

Total share-based compensation expense was approximately $465,000 and $258,000 for the nine months ended June 30, 2012 and 2011, respectively.  The income tax effect recognized as a (charge) credit to additional paid-in capital related to share-based compensation arrangements was ($2,000) and $5,000 for the nine months ended June 30, 2012 and 2011, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains three share based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). Each of these plans were approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008 and no further shares of common stock can be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 plan was approximately $9,000 and $26,000 for the three months ended June 30, 2012 and 2011, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $60,000 and $92,000 for the nine months ended June 30, 2012 and 2011, respectively.

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

There was no compensation expense under the Restricted Plan for the three months ended June 30, 2012 and 2011. Total compensation expense associated with the Restricted Plan was $0 and $6,000 for the nine months ended June 30, 2012 and 2011, respectively.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options and other stock-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment to reflect the effect of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2012, there were 695,863 shares of common stock available for awards under the plan.

If any Award is forfeited or if any Option terminates, expires, or lapses without being exercised, the related shares will be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense under the 2009 Stock Option Plan was approximately $166,000 and $56,000 for the three months ended June 30, 2012 and 2011, respectively.  Total compensation expense associated with the 2009 Plan was $405,000 and $166,000 for the nine months ended June 30, 2012 and 2011, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Board of Directors on a quarterly basis as compensation was $150,000 and $148,000, for the nine months ended June 30, 2012 and 2011, respectively.

Stock repurchase program

On February 18, 2011, the Company’s Board of Directors approved the Company’s repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program expired on February 10, 2012 and was extended by the Board of Directors on February 3, 2012 until February 10, 2013. The program may be discontinued or suspended at any time. During the three and nine months ended June 30, 2012 the Company purchased 39,400 and 180,501 shares of common stock, respectively, under the program at a cost of $130,817 and $687,503, respectively, at an average market price of $3.32 and $3.81 per share, respectively, financed with available cash.  No shares of common stock were purchased under this plan during the three and nine months ended June 30, 2011.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”).

For the three and nine month periods ended June 30, 2012, there were no common stock equivalents calculated for options outstanding to purchase common stock included in the computations of diluted earnings per share.

For the three month period ended June 30, 2011, there were 253,800 options to purchase common stock outstanding excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine month period ended June 30, 2011, there were 253,800 options to purchase common stock outstanding included in the computation of diluted earnings per share.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and nine months ended June 30, 2012 AAI accounted for less than 1% and 6%, respectively, of net sales. For the three and nine months ended June 30, 2011, AAI accounted for 19% and 6%, respectively, of net sales.  AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that could be uncollectible.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit.  This matter has not been resolved as of the date hereof.  The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as of June 30, 2012.

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC  on December 14, 2011 and the following factors:

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

Investors should also be aware that while the Company, from time to time, communicates with securities analysts, it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Company Overview

IS&S was founded in 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.   The Company supplies integrated flight management systems (“FMS”) and advanced global positioning (“GPS”) receivers for precision reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems (“FPDS”) product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the  computer and telecommunications industries into advanced, cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, reduce substantially product time to market and achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. This shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FPDS product line will be qualified to land at such airports, a fact which the Company believes will further increase the demand for such products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs.  Occasionally, IS&S sells its products directly to DoD;  however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost of sales related to product sales consists of material, components and third party avionics purchased from suppliers, direct in-house assembly labor and overhead costs, and warranty costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales consists primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control and quality control.

Cost of sales related to Engineering-Modification and Development (“EMD”) consists of engineering labor, consulting services, and other cost associated with specific design and development projects.  The Company intends to continue to invest in the development of new products that complement current product offerings and will expense associated research and development costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, and salaries and benefits for executive and administrative personnel as well as facility costs, recruiting, legal, accounting, and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and original equipment manufacturers.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors which can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other factors which can affect spending behavior.  In addition, future spending by government agencies may be reduced further due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing deteriorating economic conditions, IS&S revenues and results of operations will be affected negatively.  However, the Company believes that in a declining economic environment customers that may have elected to purchase newly manufactured aircraft will instead be interested in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S products.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the

United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions which it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2011. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine month periods ending June 30, 2012 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2012 AND 2011

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
	2012	2011	2012	2011
Net sales:
Product	68.3%	98.6%	76.5%	99.0%
Engineering - modification and development	31.7%	1.4%	23.5%	1.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales
Product	35.0%	46.6%	39.5%	44.4%
Engineering - modification and development	22.4%	0.5%	16.1%	0.4%
Total cost of sales	57.4%	47.1%	55.6%	44.8%

Gross profit	42.6%	52.9%	44.4%	55.2%

Operating expenses:
Research and development	6.8%	23.6%	12.1%	22.4%
Selling, general and administrative	30.0%	31.1%	32.1%	30.1%
Total operating expenses	36.8%	54.7%	44.2%	52.5%

Operating income (loss)	5.8%	(1.8)%	0.2%	2.7%

Interest income	0.3%	0.5%	0.4%	0.6%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.1%	0.0%	0.3%	0.8%
Income (loss) before income taxes	6.2%	(1.3)%	0.9%	4.1%

Income tax expense (benefit)	2.0%	0.0%	(0.2)%	0.4%

Net income (loss)	4.2%	(1.3)%	1.1%	3.7%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net sales. Net sales increased $163,000, or 2.7%, to $6.1 million for the three months ended June 30, 2012 from $6.0 million in the three months ended June 30, 2011.  For the three months ended June 30, 2012, product sales decreased approximately $1.7 million and EMD sales increased approximately $1.9 million from the same period in the prior year. Product sales decreased because of lower shipments to customers who have slowed or delayed their respective retrofit programs while the increase in EMD sales was primarily the result of new customer design and EMD programs. For the three months ended June 30, 2012 and 2011, the Company recognized equal amounts of revenue and cost of $0.6 million and $0, respectively, related to certain contracts for which a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of Financial Accounting Standards Board

Accounting Standards Codification Topic 605-35, “Construction-Type and Production-Type Contracts”.  This accounts for the lower gross profit percentage on EMD revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Cost of sales. Cost of sales increased $0.7 million or 25.1%, to $3.5 million, or 57.4% of net sales, in the three months ended June 30, 2012 from $2.8 million, or 47.1% of net sales, in the three months ended June 30, 2011.  The increase was primarily the result of change in sales mix and the decrease in product sales volume.  Despite the decreased sales volume, product cost of sales in the three months ended June 30, 2012 was lower as a percent of sales at 35.0% compared to 46.6% for the three months ended June 30, 2011, because of operational cost reductions during the second quarter.  The change in product mix with an increased proportion of lower margin revenues generated from EMD contracts resulted in a lower gross profit percentage when compared to the same period in the prior year.

Research and development. Research and development expense decreased $1.0 million, or 70.5%, to $0.4 million, or 6.8% of net sales, in the three months ended June 30, 2012 from $1.4 million, or 23.6% of net sales, in the three months ended June 30, 2011.  The decrease in research and development expense in the quarter was primarily the result of a higher number of engineering hours being devoted to new customer EMD programs, instead of internal research and development.

Selling, general, and administrative. Selling, general and administrative expense for the three months ended June 30, 2012 and 2011 was $1.8 million and $1.9 million, or 30.1% and 31.1% of net sales, respectively.  The slight decrease in selling, general, and administrative expense in the quarter was primarily the result of a reduced number of personnel compared to the prior year period.

Interest income. Interest income was $21,000 in the three months ended June 30, 2012 compared to $27,000 in the three months ended June 30, 2011.  The decrease in interest income was primarily the result of lower interest rates in the quarter compared to the prior year.

Interest expense. Interest expense was $120 in the three months ended June 30, 2012 as compared to $350 in the three months ended June 30, 2011.

Income tax expense. The income tax expense for the three months ended June 30, 2012 was $124,000 compared to $600 for the three months ended June 30, 2011.

The effective tax rate for the three months ended June 30, 2012 was 32%.  The effective tax rate for the three months ended June 30, 2012 differs from the statutory rate primarily because of the net benefits attributable to the utilization of R&D tax credits.

The effective tax rate for the three months ended June 30, 2011 was (1%).  The effective tax rate for the three month period ended June 30, 2011 differs from the statutory rate primarily because of the pre-tax loss for the quarter and the reforecast of the effective tax rate for the year.

Net Income (Loss).  As a result of the factors described above, the Company’s net income for the three months ended June 30, 2012 was $0.3 million, compared to a loss for the three months ended June 30, 2011 of ($0.1) million.  On a fully diluted basis, the income per share of $0.02 for the three months ended June 30, 2012 compares to loss per share of ($0.00) for the three months ended June 30, 2011.

Nine months ended June 30, 2012 Compared to the Nine months ended June 30, 2011

Net sales. Net sales decreased $1.6 million, or 8.3%, to $17.7 million for the nine months ended June 30, 2012 from $19.2 million in the nine months ended June 30, 2011. For the nine months ended June 30, 2012, product sales decreased $5.6 million and EMD sales increased $4.0 million from the same period in the prior year. The decrease in product sales was primarily the result of lower shipments to customers who have slowed or delayed their respective retrofit programs, while the increase in EMD sales was primarily the result of new customer design and EMD programs.  For the nine months ended June 30, 2012 and 2011, the Company recognized equal amounts of revenue and cost of $1.3 million and $0, respectively, related to certain contracts for which, at the time of recognition, a zero margin approach to applying the percentage of completion method was used in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification Topic 605-35, “Construction-Type and Production-Type Contracts”.  This accounts for the lower gross profit percentage on EMD revenues for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

Cost of sales. Cost of sales increased $1.2 million or 13.8%, to $9.8 million, or 55.6% of net sales, in the nine months ended June 30, 2012 from $8.6 million, or 44.8% of net sales, in the nine months ended June 30, 2011. The increase was primarily the result of the change in sales mix and the decrease in product sales volume.  Despite the decreased sales volume, product cost of sales in the nine months ended June 30, 2012 was lower as a percent of sales at 39.5% compared to 44.4% for the nine months ended June 30, 2011.  The combination of decreased net sales and change in product mix resulted in a lower gross profit percentage compared to the same period in the prior year.

Research and development. Research and development expense decreased $2.2 million, or 50.1%, to $2.1 million, or 12.1% of net sales, in the nine months ended June 30, 2012 from $4.3 million or 22.4% of net sales in the nine months ended June 30, 2011.  The decrease in research and development expense in the nine months ended June 30, 2012 was primarily the result of the change in mix whereby a higher number of engineering hours were devoted to working on new customer design and EMD programs instead of internal research and development.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.1 million, or 2.2%, to $5.7 million, or 32.1% of net sales, in the nine months ended June 30, 2012 from $5.8 million, or 30.1% of net sales, in the nine months ended June 30, 2011. The slight decrease in selling, general, and administrative expense in the nine months ended June 30, 2012 was primarily the result of a reduced number of personnel compared to the prior year period and continued cost containment efforts.  The increase as a percentage of net sales for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, is attributable primarily to the decrease in net sales.

Interest income. Interest income was $62,000 and $120,000 for the nine months ended June 30, 2012 and 2011, respectively.  The decrease in interest income was primarily the result of lower interest rates compared to the prior year.

Interest expense. Interest expense was $537 in the nine months ended June 30, 2012 compared to $1,212 in the nine months ended June 30, 2011.

Income tax (benefit)expense. The income tax benefit for the nine months ended June 30, 2012 was ($42,000) compared to a tax expense of $77,000 for the nine months ended June 30, 2011. The income tax benefit for the nine months ended June 30, 2012 was the result of the tax on pre-tax income for the period, offset partially by utilization of R&D tax credits, and a decrease in the liability for uncertain tax positions due to the lapse of an applicable statute of limitation during the first quarter of the current fiscal year.  The income tax expense for the nine months ended June 30, 2011 reflected the pre-tax income for the period and the revised forecast annual effective tax rate.

The effective tax rate for the nine months ended June 30, 2012 was (26%).  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation, and utilization of R&D tax credits.

The effective tax rate for the nine months ended June 30, 2011 was 10%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2011 primarily because of the favorable impact of various temporary differences as forecast on current tax expense and the utilization of R&D tax credits, based on the projected level of pre-tax income. Such items do not generate deferred tax expense because of the valuation allowance maintained by the Company.

As of June 30, 2012, the Company considered all available evidence, including the uncertainty as to the extent and timing of profitability in future periods.  As a result of this analysis, the Company determined that the negative evidence, which relates primarily to the uncertainty over future profits, outweighed the positive evidence that exists currently and, therefore, concluded that it was appropriate to retain a valuation allowance against its net deferred tax assets.

Net Income.  As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2012 was $0.2 million.  The net income for the nine months ended June 30, 2011 was $0.7 million.  The income per share of $0.01 on a fully diluted basis for the nine months ended June 30, 2012 compares to an income per share of $0.04 for the nine months ended June 30, 2011.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2012	2011
Cash and cash equivalents	$41,807,160	$42,625,854
Accounts receivable, net	2,700,019	3,124,114
Current assets	51,211,642	50,572,834
Current liabilities	3,746,057	3,240,724
Deferred revenue	1,254,727	232,630
Total debt and other non-current liabilities (1)	663,338	769,282
Quick ratio (2)	11.88	14.12
Current ratio (3)	13.67	15.61

	Nine Months Ending June 30,
	2012	2011
Cash flow activites:
Net cash provided by operating activites	$40,759	$1,870,218
Net cash (used in) investing activites	(158,519)	(196,045)
Net cash (used in) financing activites	(700,934)	(9,129)

(1)   Excludes deferred revenue

(2)   Calculated as:  the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)   Calculated as:  current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable and payroll.

Operating activities

Cash provided by operating activities was $41,000 and $1.9 million for the nine months ended June 30, 2012, and 2011, respectively. The decrease in cash generated was due primarily to increases in inventory, unbilled receivables, decreases in accounts payable and accrued expenses, all of which were required to fund materials, inventory and third party service providers to fulfill the Company’s obligations under the EMD programs.  These were partially offset by increases in deferred revenues resulting from advance billings. The cash provided by operating activities during the nine months ended June 30, 2011 was primarily due to decreases in inventory, prepaid expenses and other current assets, increases to accounts payable and accrued expenses, and deferred revenue, partially offset by increases in accounts receivable.

Investing activities

Cash used in investing activities was $159,000 and $196,000 for the nine months ended June 30, 2012 and 2011, respectively, which consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $701,000 for the nine months ended June 30, 2012 consisting primarily of the purchases of 180,501 shares of common stock. Net cash used in financing activities was $9,000 for the nine months ended June 30, 2011, which consisted of repayment of capitalized lease obligations.

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception, and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Backlog

As of June 30, 2012 and September 30, 2011, the backlog was $23.0 million and $27.5 million, respectively. The $4.5 million decrease in backlog was the result of $13.1 million, net, in new business orders offset by $17.7 million of recognized revenues. Air Data products backlog as of June 30, 2012 was approximately the same from September 30, 2011, while FPDS backlog as at June 30, 2012 decreased $4.5 million from September 30, 2011.  At June 30, 2012, approximately 57% of the Company’s backlog is not expected to be filled within the next twelve months. To the extent that new business orders do not continue to equal or exceed future revenue from the Company’s existing backlog, future operating results may be impacted negatively.

Backlog activity for the three and nine months ended June 30, 2012 (in thousands):

	Three Months Ending	Nine Months Ending
	June 30, 2012

Backlog, beginning of period	$25,582	$27,505
Plus: bookings during period, net	3,510	13,103
Less: revenue recognized during period	(6,134)	(17,650)
Backlog, end of period	$22,958	$22,958

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at variable rates.  Accordingly, the Company does not participate in interest rate hedging. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ending June 30, 2012 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $100,000 and $300,000, respectively, with a resulting impact on cash flows of approximately $100,000 and $300,000 for the three and nine months ended June 30, 2012, respectively.

Item 4. Controls and Procedures

(a)   An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were sufficiently effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, were recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, IS&S is subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material effect on the results of operations or financial position.

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and nine months ended June 30, 2012 AAI accounted for less than 1% and 6%, respectively, of net sales. For the three and nine months ended June 30, 2011, AAI accounted for 19% and 6%, respectively, of net sales.  AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that could be uncollectible.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010.  The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as of June 30, 2012.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 8, 2012	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER