Form 10-K
period 2012-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2012-12-14
CIK 836690

Use these links to rapidly review the document
TABLE OF CONTENTS 1
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 31, 2012 (the last business day of the registrant's most recently completed second quarter) was approximately $45.4 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant's outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of November 30, 2012, there were 16,583,037 outstanding shares of the Registrant's Common Stock

Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed prior to January 25, 2013 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
2012 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

        This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words "anticipates," "believes," "may," "will," "estimates," "continues," "anticipates," "intends," "forecasts," "expects," "plans," "could," "should," "would,""is likely" and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to "IS&S," "the Registrant," "the Company," "we," "us" or "our" are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

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
  the availability of government funding;

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

  •
  the competitive environment and new product offerings from competitors;

  •
  the bankruptcy or insolvency of one or more key customers;

  •
  protection of intellectual property rights;

  •
  failure to retain/recruit key personnel;

  •
  a cyber security incident;

  •
  the ability to service the international market;

  •
  potential future acquisitions; and

  •
  other factors disclosed from time to time in the Company's filings with the United States Securities and Exchange Commission (the "SEC").

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

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Exchange Act.

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

PART I

Item 1.    Business

Overview

        Innovative Solutions and Support, Inc. (the "Company," or "IS&S") was founded in 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers ("OEMs") and retrofit applications. The Company supplies integrated Flight Management Systems ("FMS") and advanced Global Positioning System ("GPS") receivers for precision reduced carbon footprint navigation.

        Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems ("FPDS") product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense ("DoD")/governmental and foreign military markets. This approach, combined with the Company's industry experience, enables IS&S to develop high-quality products and systems, reduce substantially product time to market and achieve cost advantages over products offered by its competitors.

        For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal ("CIP") product line, referred to as Flat Panel Display System ("FPDS"), that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System ("WAAS") approach qualified airports. Aircraft equipped with the Company's FMS and FPDS product line (equipped with a WAAS enabled navigator) will be qualified to land at such airports and comply with upcoming Federal Aviation Administration ("FAA") mandates for Required Navigation Performance ("RNP"), and Automatic Dependent Surveillance-Broadcast ("ADS-B") navigation, a fact which IS&S believes will further increase the demand for the Company's products.

        IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

        In October 2012 Eclipse Aerospace, Inc. placed a production order with IS&S for an initial fifty ship sets of a three hundred ship set contract for the IS&S advanced avionics suite for the production model Eclipse 550. IS&S is the supplier of Primary Flight and Multi-Function Displays as well as the Integrated Flight Management System ("IFMS") for the Eclipse Jet. The advanced avionics suite will include Dual Flight Management systems, Auto Throttles, Synthetic Vision, integrated Terrain Awareness System ("TAWS") and Enhanced Vision System ("EVS").

        In August 2012, the FAA issued its Supplemental Type Certificate ("STC") to IS&S for its FPDS for use on Classic B-737 aircraft. This certification enables IS&S to expand its marketing of its FPDS to owners of B737 in the United States.

        In October 2011, Eclipse Aerospace Inc. selected IS&S to design and develop the advanced avionics suite for the production model Eclipse 550.

        In July 2011, the National Nuclear Security Administration ("NNSA") awarded IS&S a contract for the complete Systems Integration and Cockpit Avionics upgrade of their B737-400 classic aircraft. Upon completion, this upgrade will provide NNSA full Communication Navigation Surveillance/Air Traffic Management ("CNS/ATM") capabilities and similar efficiency and performance to the B737 Next Generation ("NG") at the fraction of the cost of a new aircraft. This program complements the IS&S FPDS contracts for more than 400 B757/B767 aircraft with more than 160 aircraft already in revenue service. The upgrade for the B737-300/-400/-500 series aircraft and the existing B757/B767 FPDS are platforms for compliance with NextGen and Single European Sky ATM Research ("SESAR") requirements, is Controller Pilot Data Link Communication ("CPDLC"), RNP, ADS-B and in-Trail capable, provides power and weight savings, and reduces fuel consumption and CO2 emissions.

        In June 2011, Boeing awarded IS&S a contract to design and develop the Aerial Refueling Operator Control and Display Units ("AROCDU") for the KC-46A Tanker Program.

        In March 2011, IS&S announced it received FAA STC for its FMS and dual GPS receivers for the Eclipse Aerospace, Inc. ("EAI") Twin-Engine Jet. The IS&S FMS displays controls all major systems on the aircraft and includes improvements to e-Chart, mapping and satellite weather functionality and precision navigation. Eclipse Twin-Engine Jet operators are now able to upgrade their aircraft within Integrated Flight Management System through EAI.

        In February 2011, the FAA issued its Technical Standard Order authorization ("TSO") to IS&S for its Beta-3 Global Positioning System ("GPS")—Satellite Based Augmentation System ("SBAS") Receiver. This certification enabled IS&S to expand its product offering to include a GPS in its FPDS. Additionally, the FAA also issued a TSO in March 2011 for the IS&S Class Gamma 3 FMS and a Type 2 FAA Letter of Acceptance ("LOA") that allows IS&S to provide navigation data. The combination of these certifications enables IS&S to be a flight management system provider to its customers.

        In December 2010, the European Aviation Safety Agency ("EASA"), the European counterpart of the FAA issued its Supplemental Type Certificate ("STC") to IS&S for the B757 FPDS. Further, in August 2011, IS&S obtained an STC from EASA for its B767 FPDS. These certifications enable IS&S to expand its marketing of its B757 and B767 FPDS to customers in Europe.

Industry

        A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite based weather and ground terrain maps. The Company believes that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

        There are three general types of flight data: aircraft heading and altitude information, flight critical aircraft control data, and navigation data. Aircraft heading and altitude information includes aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity, and other engine measurements. Navigation data includes radio position, flight management, GPS, and alternative source information; which is information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute ("RPM"), and pressure within an aircraft's engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Pilots can presently display this information in the cockpit for reference and enhanced position awareness.

        Traditionally, flight data and other cockpit information were displayed on a series of separate analog mechanical instruments. In the early 1980s, digital displays using Cathode Ray Tubes ("CRT") began to replace some individual analog instruments. Presently, the industry offers high resolution color flat panels using Active Matrix Liquid Crystal Displays ("AMLCD") to replace traditional analog instruments or CRT displays. IS&S expects that the ability to display more information in a space efficient and custom platform will become increasingly important if additional information, such as weather depiction maps, traffic information, and surface terrain maps, becomes mandated by regulation or demanded by pilots. Accordingly, the Company believes flat panel displays, which can integrate and display a "suite" of information, will increasingly replace individual instruments and CRTs as the method for displaying information in cockpits.

        In the past, equipment data, such as engine and fuel related information, were displayed on conventional analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures, and temperature. These instruments are clustered throughout an aircraft's cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Inasmuch as information displayed by these instruments is vital for safe and efficient flight, aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements. Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated FPDS.

        As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention, and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. The Company believes that flat panel displays provide the best solution to handle these requirements.

Strategy

        The Company's objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company's strategy include:

  •
  Focusing on retrofits.  Cockpit avionics upgrades for existing aircraft is of great interest in the present economic environment. The retrofit of an aircraft with the COCKPIT/IP® FPDS is cost effective compared to the acquisition of a new aircraft and can provide the same functionality. When the economy returns to more robust levels, the Company believes that lead times to acquire new aircraft will lengthen and demand for retrofits will continue as operators update their existing fleets to provide needed capacity.

  •
  Establishing leadership in the flat panel display market.  IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instruments, and CRTs. The Company believes the COCKPIT/IP® has significant benefits over flat panel displays currently offered by competitors, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The

    Company's patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and increase market share. In addition, demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will contribute to this growth.

  •
  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company's COCKPIT/IP® FPDS is an example of the ability to engineer products through the selective application of non-avionic technology. Research and development ("R&D") expenses were $2.7 million, $5.5 million and $5.2 million for fiscal years ended September 30, 2012, 2011 and 2010, respectively. During fiscal 2012, 2011 and 2010 revenues related to Engineering—Modification and Development ("EMD") revenues accounted for 26%, 2% and 7%, respectively, of total sales. Against these EMD revenues, the Company's R&D resources charged $4.7 million, $0.2 million, and $0.8 million for fiscal years ended September 30, 2012, 2011 and 2010, respectively to cost of sales for EMD revenues.

  •
  Maintaining leadership in air data markets.  The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. Demand remains to retrofit aging military aircraft with newer, more advanced and more supportable air data systems. Additionally, upgrading business aircraft with higher performance engines is driving a need for more sophisticated air data products supplied by the Company.

  •
  Increasing sales to the DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.  IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and the commercial air transport aircraft. In the commercial air transport market, these efforts have addressed national carriers, regional carriers, and other fleet operators. The Company has also targeted the corporate/general aviation market, both for retrofits and original equipment, and has won new and ongoing retrofit programs and two OEM programs. One of which is Eclipse Aerospace and the other of which is not public. The Company continues to build a sales and marketing force to address these markets more effectively.

  •
  Expanding international presence.  IS&S plans to increase its international sales by adding sales and marketing personnel. As large flat panel displays become more prevalent, the Company believes that European and other international aircraft operators and aircraft modification centers will accelerate retrofitting activities, thereby increasing demand for large flat panel displays. IS&S has obtained approval from the EASA for installing the FPDS in Europe for the B757/B767 aircraft and will continue obtaining EASA approvals for other European installations as applicable.

  •
  Growing through acquisitions or joint ventures.  IS&S may pursue strategic acquisitions or joint ventures as a means to expand the business with enhanced technology, distribution, customer base, or products. The Company may seek to acquire developers or suppliers of complementary products, technology, or information, or to acquire suppliers of similar products as a means of increasing its product offerings and market share.

Products

        Current line of products includes:

Flat Panel Display Systems

        In recent years color flat panel displays have been introduced into aircraft cockpits. Flat panel displays are Liquid Crystal Display ("LCD") screens that can replicate the display of one or a suite of analog or digital displays on one screen. As with other instrumentation, flat panel displays can be installed in new aircraft or used to replace existing displays in legacy aircraft. LCDs are also used for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line presents numerous advantages for presentation of engine performance data. During fiscal 2012, 2011 and 2010 revenues related to FPDS accounted for 87%, 79% and 68%, respectively, of total sales.

        The Company's FPDS can replace conventional analog and digital displays used currently in a cockpit and can display additional information which is not commonly displayed in the cockpit with conventional analog and digital displays. The COCKPIT/IP® is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, and alternative source information. As technology and information delivery systems develop further, additional information will be displayed in the cockpit, such as surface terrain maps and data link messaging. IS&S designed the COCKPIT/IP® to be capable of displaying information generated from a variety of sources, including its Reduced Vertical Separation Minimum ("RVSM") air data system, engine and fuel instrumentation, and third-party data and information products.

        The Company's new Integrated Multifunction Standby Unit ("IMSU") can be installed in a variety of fixed wing aircraft and helicopters. The IMSU measures, processes, and displays altitude, attitude, airspeed, slip/skid, and navigation display information into an intuitive and concise single instrument display. The IMSU incorporates an integral Inertial Measurement Unit ("IMU") and includes an air data module to measure static and total pressure for independent display of altitude, airspeed, and Mach number. The unit also has an optional battery module that provides one hour of operation of the unit during emergency conditions or complete electrical system failures.

        From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for added development cost. This source of revenue is characterized as EMD on the statement of operations. Consistent with this approach, engineering costs incurred in customizing the FPDSs are included in cost of sales (Engineering—Modification and Development).

Air Data Systems and Components

        The Company's air data products calculate and display various measures such as aircraft speed, altitude, and rate of ascent and descent. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2012, 2011, and 2010, sales of air data systems and components accounted for 13%, 21%, and 32%, respectively, of total revenues.

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

        IS&S develops, manufactures and markets engine and fuel displays. These solid-state multifunction displays convey information with respect to fuel and oil levels, and engine activity, such as oil and hydraulic pressure and temperature. This instrumentation includes individual and multiple displays installed throughout the cockpit. The displays can be used in conjunction with the Company's engine and fuel data equipment or that of other manufacturers.

        Engine and fuel displays are found in all aircraft and are vital to safe and proper aircraft flight. In addition, accurate conveyance of engine and fuel information is critical for the monitoring of engine stress and the maintenance of engine parts. Engine and fuel displays tend to be replaced more frequently than other displays, and have remained largely unchanged since their introduction due to their low cost, standard design and universal use.

        IS&S believes that its air data engine and fuel displays are extremely reliable, have been designed to be programmable and adaptable easily without major modification to most modern aircraft. These products have been installed on C-130H, DC-9, DC-10, P-3, F-16, and A-10 aircraft.

Customers

        The Company's customers include the United States government (including DoD, DOI and the Department of Homeland Security), ABX Air, American Airlines, The Boeing Company, BAE Systems, Eclipse Aerospace, Inc., Federal Express Corporation ("FedEx"), Icelandair, L-3 Communications, Lockheed Martin Corporation, and the Department of National Defense (Canada), among others. In fiscal 2012, the three largest customers, Eclipse Aerospace, FedEx and National Nuclear Security Administration, accounted for 20%, 14% and 13% of total revenue, respectively. In fiscal year 2011, the two largest customers, Eclipse Aerospace, Inc. and FedEx, accounted for 20% and 15% of total revenue, respectively. In fiscal year 2010 the two largest customers, Lockheed Martin and FedEx, accounted for 11% and 10% of total revenue, respectively.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. ("AAI") and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy"). The Company's revenues from American Airlines, Inc. accounted for 5%, 8% and 8% of total revenue for the fiscal years 2012, 2011 and 2010, respectively. As at September 30, 2012, orders from American Airlines, Inc. account for a material portion of the Company's backlog. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011. (See Note 13—Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

Retrofit Market

        Historically, a majority of the Company's sales have come from the retrofit market. Among other reasons, IS&S has pursued the retrofit market because of its continued rapid growth in response to the increasing need to support the world's aging fleet of aircraft.

        Updating an individual aircraft's electronics equipment has become increasingly common as new technology obsoletes existing instrumentation while an aircraft is still structurally and mechanically sound. Retrofitting an aircraft is generally a substantially less expensive alternative than purchasing a new aircraft. IS&S expects its main customers in the retrofit market to be:

  •
  the DoD and defense contractors;

  •
  aircraft operators; and

  •
  aircraft modification centers.

        Department of Defense and Defense Contractors.    The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L-3 Communications; or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government's desire for a cost-effective retrofit of aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under "Government Regulation" below. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S generally would be entitled to an equitable adjustment to the contract price so that it would receive the purchase price for already delivered items, and reimbursement for allowable costs incurred.

        Aircraft Operators.    The Company also sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation aircraft owners or suppliers. The products are used mostly in retrofitting aircraft owned or operated by these customers, which generally retrofit and maintain their aircraft themselves. The Company's commercial fleet customers include or have included, among others, American Airlines, ABX Air, Air Canada, FedEx, Icelandair and Northwest Airlines. IS&S sells these customers a range of products from FPDS to air data systems.

        Aircraft Modification Centers.    The primary retrofit market for private and corporate jets is through aircraft modification centers, which repair and retrofit private aircraft. IS&S has established relationships with a number of aircraft modification centers throughout the United States. These modification centers act as distribution outlets for the Company's products.

OEM Market

        The Company has been selected to provide the cockpit avionics suite for the Eclipse Aerospace, Inc. ("Eclipse") new production aircraft designated the E550. Eclipse is the successor to Eclipse Aviation, Inc. ("Aviation") which declared bankruptcy in late 2008. In late 2010, Sikorsky Aircraft (a unit of United Technologies Corp.) announced its intention to invest in Eclipse. In October 2011, Eclipse announced the planned production in 2013 of the E550 aircraft and selected IS&S as the system integrator. During the years 2006 through late 2008, the Company provided cockpit displays in support of Aviation production of approximately 150 aircraft. Eclipse purchased the assets of Aviation in 2009. During the past three years, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of the Aviation produced aircraft.

        IS&S also markets its products to other original equipment manufacturers, including Boeing and Lockheed Martin.

Backlog

        As of September 30, 2012 and 2011, the Company's backlog was $19.7 million and $27.5 million, respectively. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The year over year decrease of $7.8 million was the result of booking $28.2 million in new business offset by $24.6 million of recognized revenue and order reductions of $11.4 million primarily by American Airlines. Air Data product backlog as of September 30, 2012 increased by $0.4 million from September 30, 2011, and FPDS backlog as of September 30, 2012 decreased by $8.2 million from September 30, 2011. The Company expects backlog to improve in the future because of potential future sole source production sales resulting from the present customer-funded EMD contracts. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2012, approximately 36% of the Company's backlog is not expected to be filled within fiscal 2013.

Engineering Development

        The Company invests a large percentage of its sales on engineering development, both R&D and EMD. At September 30, 2012, approximately 50% of the Company's employees were engineers engaged in various engineering development projects. IS&S invests a large percentage of its sales in engineering development to allow its customers to benefit from the latest technological advancements. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in engineering development projects, engineering related product materials and equipment and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-engineering modification and development based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

Sales and Marketing

        IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. The Company periodically evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance.

        The Company's ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility. The Company can lend spare units to customers during periods when it is repairing or overhauling their equipment. The Company's in-house turnaround times for both repairs and upgrades average less than 30 days. Generally, IS&S provides customers with a two-year warranty on new products. The Company offers customers extended warranties of varying terms for additional fees.

        The majority of the Company's sales, personnel and assets are within the United States. In fiscal year 2012, 2011 and 2010 net sales outside the United States amounted to $4.4 million, $4.0 million and $2.8 million, respectively.

Government Regulation

        FAA regulations govern the manufacture and installation of the Company's products in aircraft owned and operated in the United States, and the IS&S facility is FAA certified. The most significant product and installation regulations are TSO and STC, which establish the minimum product performance standards.

        Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, the European counterpart of the FAA, or other relevant governmental agencies.

EASA certification requirements for the manufacture and installation of the Company's products in European owned aircraft mirror FAA regulations. The EASA process for granting European certifications is similar to that of the FAA.

        In addition to product related regulations, IS&S is subject to U.S. Government procurement regulations with respect to the sale of the Company's products to government entities or government contractors. These regulations establish requirements which contractors must meet to do business with or on behalf of government entities. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is generally entitled to an equitable adjustment to the contract price so that the Company receives the purchase price for products or services already delivered, and reimbursement for allowable costs incurred and for termination related costs.

Manufacturing, Assembly and Materials Acquisition

        The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into finished systems. IS&S believes this approach allows it to achieve relatively flexible manufacturing capacity and to minimize expenses. Typically, the Company purchases components for products from third-party suppliers and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company's specifications.

        When appropriate, IS&S enters into long-term supply agreements and uses its relationships with long-term suppliers to improve product quality and availability, and to reduce delivery times and product costs. In addition, the Company identifies alternative suppliers for important component parts. Generally, the introduction of component parts from new suppliers in existing products requires FAA certification of the entire finished product if the newly sourced component varies significantly from the original drawings and specifications. To date, IS&S has not experienced significant delays in delivery of products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

Quality Assurance

        Product quality is of vital importance to the Company's customers and IS&S. The Company is ISO 9001 and AS 9100C certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S's certification to these standards allows the Company to represent to customers that it maintains high quality industry standards in the education of its employees, and in the design and manufacture of its products. In addition, the Company's products undergo extensive quality control testing prior to being delivered to customers. As part of its quality assurance procedures, IS&S maintains detailed records of test results and its quality control processes.

Competition

        The market for the Company's products is highly competitive, and the Company competes in several niches in which a number of manufacturers specialize. Competitors vary in size and resources, and substantially all of the Company's competitors are much larger than IS&S and have substantially greater resources. With respect to air data systems and related products, the Company's principal competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales, and Garmin. With respect to flat panel displays, principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications, and GE Aviation. However, because the flat panel display industry is a new and evolving market, as the demand for flat panel displays increases, IS&S may face future competition in this area from other suppliers.

        The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology, and reliability. IS&S believes that its significant and long-standing customer relationships reflect the Company's ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

        IS&S relies on patents to protect its proprietary technology. As of September 30, 2012 the Company holds 24 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, IS&S holds 25 international patents and has 25 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems while others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company's personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

        While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

        As of September 30, 2012, IS&S had 105 employees. The Company's future success depends on its ability to attract, train and retain highly qualified personnel. IS&S plans to hire additional personnel, in particular R&D engineers, during the next twelve months. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future. The Company is non union.

Executive Officers of the Registrant

        The following is a list of the Company's executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	70	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	55	President
Ronald C. Albrecht	67	Chief Financial Officer

        Geoffrey S. M. Hedrick was the Chief Executive Officer from the time he founded the Company in February 1988 through June 4, 2007, and was reappointed as Chief Executive Officer on September 8, 2008. He has been Chairman of the Board since 1997. Prior to founding IS&S, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries North American Aerospace Companies. He founded Harowe Systems, Inc. in 1971, which was subsequently acquired by Smiths Industries. Mr. Hedrick has over 40 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace, and contamination control fields.

        Shahram Askarpour has been President since March 2012. Dr. Askarpour joined the Company as a Director of Engineering in 2003, and was promoted to Vice President of Engineering in 2005. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions. Prior to joining IS&S he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics. He holds a number of key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom, and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international, peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton Business School.

        Ronald C. Albrecht has been Chief Financial Officer since August 2010. Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace (UK). Smiths Aerospace was acquired by GE Aviation Systems ("GEAS") in 2007. Most recently, Mr. Albrecht served as Vice President and General Manager of Smiths Aerospace Electro Mechanical Business from 2003 to 2007 and, subsequently, of GEAS' Electro Mechanical Business from 2007 to 2010. Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London, and has substantial mergers & acquisition and strategic planning experience. Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and a MBA in Finance from Stanford University. He is a Certified Public Accountant (California/Inactive).

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

Item 1A.    Risk Factors

        Each reader should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company's business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Risks Related to IS&S Business

Reductions in government expenditures could adversely affect IS&S business.

        The Budget Control Act of 2011 (the "Budget Act") will result in reduced U.S. government funding of the defense industry unless Congress acts. The Budget Act set $900 billion in immediate cuts to discretionary government spending for 2012 through 2021. It also established a bi-partisan congressional Joint Select Committee on Deficit Reduction (the "Super Committee") and charged it with recommending legislation by November 23, 2011, the result of which would reduce net government spending by at least $1.2 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions. The failure of the Super Committee to meet its objectives has triggered an automatic sequestration of discretionary appropriations, which if not altered by Congress, will make up any shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national defense programs. Unless the U.S. Government takes further action, the Budget Control Act of 2011 (Budget Act) will trigger substantial, automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would be in addition to reductions already reflected in the defense funding over a ten-year period. The resulting automatic across-the board budget cuts in sequestration could have negative consequences to the Company's business and industry. There could be disruption of ongoing programs and initiatives, and the resulting personnel reductions could negatively impact the Company's manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. The impact of any resulting reductions in defense appropriations, and/or reductions in U.S. defense spending could negatively affect the Company's revenues, financial condition and results of operations.

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

  •
  reduced access to credit sources; and

  •
  disruptions in supplies associated with any financial constraints faced by vendors.

        A portion of IS&S sales has been, and is expected to continue to be, defense contractors or government agencies in connection with government aircraft retrofit or original equipment manufacturing contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more severe as the federal budget deficit remains high.

Tax changes could affect the Company's effective tax rate and future profitability.

        The Company's future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States, changes in tax legislation, and the results of audits and examination of previously filed tax returns.

The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company's results of operations.

        The Company's revenue is concentrated with a limited number of customers. During fiscal year 2012 IS&S derived 63% of revenue from the top 5 five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could have a material adverse effect on its revenue and results of operations. In addition, the Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could have a material effect on the Company's business, results of operations, and financial condition.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries, filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from American Airlines, Inc. accounted for 5%, 8% and 8% total revenue for the fiscal years 2012, 2011 and 2010, respectively. (See Note 13—Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

Growth of the Company's customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If IS&S fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays and other new products that meet customer requirements, its business will be adversely affected.

        IS&S currently spends a large portion of its research and development efforts in developing and marketing the FPDS and complementary products. The Company's ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval.

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

  •
  capital expenditure budgets of aircraft owners and operators, and appropriation cycles of the U.S. government;

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

        The Company's retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including contracts with government agencies, includes various terms and conditions that impose certain requirements on IS&S, including the ability of the customer or general contractor to alter the price, quantity or delivery schedule of the products. In addition, typically, the customer or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S could be entitled to an equitable adjustment to the contract price, so that it may receive the purchase price for items that it has delivered and reimbursement for allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its retrofit backlog will result in sales.

The Company enters into fixed-price contracts or service arrangements to perform specified design and EMD services related to its products that could subject IS&S to losses in the event the Company incurs cost overruns on its projects.

        During fiscal 2012, approximately 25% percent of the Company's total sales were from fixed-price customer funded EMD service arrangements to perform specified design and EMD services related to its products. This allows IS&S to benefit by recovering some of the cost of its engineering development group, but it carries the burden of potential cost overruns because the Company assumes all of the cost risk. If the Company's initial cost estimates are incorrect, it can potentially incur large one time charges and losses on these contracts. These EMD service arrangements can expose the Company, potentially, to losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider regardless of the size of any cost overruns that occur over the life of the contract. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company's results of operations are dependent on its ability to maximize earnings from the EMD service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company's financial condition, operating results and cash flows.

IS&S depends on key personnel to manage its business effectively, and an inability to retain its key employees could adversely impact the Company's ability to compete.

        The Company's success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance IS&S will be able to retain such employees, the loss of some of whom could damage its ability to execute its business strategy. The Company intends to continue hiring key management, engineering, and sales and marketing personnel. In spite of a U.S. unemployment rate of approximately 8% during 2012, competition for skilled personnel is intense, and IS&S may not be able to attract or retain additional qualified personnel.

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

        The markets for the Company's products are intensely competitive and subject to rapid technological change. Competitors include Honeywell International Inc., Rockwell Collins, Inc., Thales Communications, Inc., GE Aviation and L-3 Communications. All these competitors have substantially significantly greater financial, technical and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company's competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

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

        IS&S currently holds 24 U.S. patents and has 5 U.S. patent applications pending. In addition, the Company holds 25 international patents and has 25 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company's technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company's technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred and may continue to incur significant legal and other costs in defense of its intellectual property.

A cybersecurity incident could have a negative impact.

        A cyber-attack that bypasses the Company's information technology (IT) security systems causing an IT security breach, may lead to a material disruption of its IT business systems and/or the loss of business information resulting in an adverse business impact. Risks may include:

  •
  negative impact on future results due to the theft, destruction, loss, misappropriation, or release of confidential data or intellectual property;

  •
  operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities;

  •
  negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

IS&S may not be able to identify or complete acquisitions, or it may consummate an acquisition that adversely affects the Company's operating results.

        One of the Company's strategies is to acquire businesses or technologies that complement its existing operations. IS&S has limited experience in acquiring businesses or technologies. There can be no assurance IS&S will be able to acquire or profitably manage acquisitions or successfully integrate them into its operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the demands of management's time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on the Company's operating results, particularly in quarters immediately following the consummation of such transactions, as the Company integrates operations of acquired businesses into its operations. Once integrated, acquisitions may not perform as expected or be accretive to the Company's results of operations.

Risks Related to the Company's Industry

If IS&S is unable to respond to rapid technological change, its products could become obsolete and its reputation could suffer.

        Future generations of air data systems, engine and fuel displays, and flat panel displays which embody new technologies or new industry standards could render the Company's products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences, and evolving industry standards and government regulations. The Company's future success will depend on its ability to:

  •
  embrace rapidly changing technologies;

  •
  adapt the Company's products to evolving industry standards and government regulations; and

  •
  develop and introduce timely, high quality, cost effective new products, and product enhancements to address the increasingly sophisticated needs of its customers.

        If IS&S fails to modify or improve its products in response to evolving industry standards and government regulations, its products could rapidly become obsolete.

        The Company's products are currently subject to direct regulation by the FAA, its European counterpart, EASA, and other equivalent organizations. The Company's products, as they relate to aircraft applications, must be approved by the FAA, EASA or other equivalent organizations before they can be installed in an aircraft. To be certified, IS&S must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company's products are FAA-approved, it may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the United States.

        Significant delay in receiving certification for newly developed products or enhancements to the Company's products, or the loss of certification for its existing products could result in lost sales or delays in sales. Furthermore, new regulations or product standards, and changes to existing product standards could require IS&S to change its products and underlying technology. IS&S cannot ensure that it will receive regulatory approval on a timely basis or at all.

Inasmuch as the Company's products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could harm the Company's reputation for quality assurance and, consequently, its business prospects.

        The Company's products use complex system designs and components that may contain errors, omissions, or defects, particularly when the Company incorporates new technologies into its products or when it releases new versions or enhancements of its existing products. Despite the Company's quality assurance process, errors, omissions or defects could occur in its current products, in new products, or in new versions or enhancements of existing products. IS&S may be required to redesign or recall those products or pay damages. Such an event could result in the following:

  •
  delay or loss of revenues;

  •
  cancellation of customer contracts;

  •
  diversion of development resources;

  •
  damage to the Company's reputation;

  •
  increased service and warranty costs; or

  •
  litigation costs.

        Although IS&S carries product liability insurance, this insurance may not be adequate to cover its losses in the event of a large product liability claim. In addition, IS&S may not be able to maintain such insurance in the future.

The Company has limited experience in marketing and distributing its products internationally.

        IS&S expects to derive an increasing amount of its revenues from sales outside the United States, particularly in Europe. Risks inherent in doing business internationally include:

  •
  differing regulatory requirements;

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

Item 3.    Legal Proceedings.

        In the ordinary course of business, the Company is subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material effect on the Company's results of operations or financial position.

        On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company vehemently denies any allegations of liability and is vigorously defending the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and therefore, no contingent liability has been recorded as of September 30, 2012.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

        The Company's common stock has been traded on the NASDAQ Stock Market, LLC under the symbol "ISSC" since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2012		Fiscal Year 2011
Period	High	Low	High	Low
First Quarter	$4.80	$3.20	$6.07	$4.61
Second Quarter	4.51	3.50	6.16	5.67
Third Quarter	4.75	3.02	5.87	5.15
Fourth Quarter	4.50	3.20	5.80	4.42

        On November 30, 2012, there were 17 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or "street" name through brokerage firms.

        The Company did not pay dividends in fiscal 2012 or fiscal 2011. On December 7, 2012 the Company's Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on or about December 27, 2012 to shareholders of record as of the close of business on December 17, 2012. The aggregate amount of the payment to be made in connection with the dividend will be approximately $24.9 million. The declaration and payment of any dividend in the future will be at the discretion of the Company's Board of Directors.

        On February 18, 2011, the Company's Board of Directors approved the Company's repurchase program to acquire up to 1,000,000 shares of the Company's outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program expired on February 10, 2012 and was extended by the Board of Directors on February 3, 2012 until February 10, 2013. The program may be discontinued or suspended at any time. During the year ended September 30, 2012, the Company purchased 211,722 shares of common stock under the program at a cost of $798,445 at an average cost of $3.77 per share, financed with cash. The following table sets forth the purchases made under this plan for each month of the fiscal year ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Program
October 2011	17,263	$4.67	17,263	908,337
November 2011	16,155	4.35	16,155	892,182
December 2011	55,098	3.56	55,098	837,084
January 2012	31,518	3.96	31,518	805,566
February 2012	19,726	4.02	19,726	785,840
March 2012	1,341	4.28	1,341	784,499
April 2012	—	—	—	784,499
May 2012	4,900	3.24	4,900	779,599
June 2012	34,500	3.33	34,500	745,099
July 2012	23,477	3.34	23,477	721,622
August 2012	3,944	3.32	3,944	717,678
September 2012	3,800	4.00	3,800	713,878

	211,722	$3.75	211,722

        The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2007 through and including September 30, 2012, the last trading day before the end of the Company's most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index

	9/07	9/08	9/09	9/10	9/11	9/12
Innovative Solutions and Support, Inc.	100.00	34.53	31.75	30.99	30.60	25.22
NASDAQ Composite	100.00	69.59	74.90	84.99	86.87	110.79
Russell 2000	100.00	85.52	77.35	87.68	84.58	111.57
Dow Jones US Aerospace & Defense	100.00	74.43	69.81	79.20	80.28	95.95

*
$100 invested on 9/30/07 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2012 Dow Jones & Co. All rights reserved.

Item 6.   Selected Consolidated Financial Data.

        The following tables present portions of the Company's consolidated financial statements. The following selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2012, 2011 and 2010 and the balance sheet data as of September 30, 2012 and 2011 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2009 and 2008 and the balance sheet data as of September 30, 2010, 2009 and 2008 are extracted from the Company's audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net Sales	$24,578,198	$25,737,652	$25,257,323	$36,734,150	$30,533,311
Cost of sales	14,067,933	11,945,184	11,520,029	17,895,984	20,551,857

Gross profit	10,510,265	13,792,468	13,737,294	18,838,166	9,981,454
Research and development	2,693,554	5,500,924	5,234,240	5,313,007	10,304,279
Selling, general and administrative	7,400,199	7,683,637	8,099,587	8,647,506	22,306,016
Asset Impairment	—	—	—	—	2,475,000

Total operating expenses	10,093,753	13,184,561	13,333,827	13,960,513	35,085,295
Operating income (loss)	416,512	607,907	403,467	4,877,653	(25,103,841)
Interest income, net	100,414	142,433	185,815	315,765	1,415,732
Other income	65,005	150,010	50,000	50,099	17,300,000

Income (loss) before income taxes	581,931	900,350	639,282	5,243,517	(6,388,109)
Income tax (benefit) expense, net	(2,397,063)	183,760	(109,094)	234,856	1,509,139

Net income (loss)	$2,978,994	$716,590	$748,376	$5,008,661	$(7,897,248)

Net income (loss) per common share:
Basic	$0.18	$0.04	$0.04	$0.30	$(0.47)
Diluted	$0.18	$0.04	$0.04	$0.30	$(0.47)
Weighted average shares outstanding:
Basic	16,641,895	16,782,223	16,751,528	16,745,379	16,887,049
Diluted	16,641,900	16,824,621	16,777,886	16,760,500	16,887,049
Cash dividends declared per Common Share	$—	$—	$—	$—	$1.00

	As of September 30,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$42,977,501	$42,625,854	$40,916,346	$35,565,694	$35,031,932
Working capital	$49,087,538	$47,332,110	$46,311,056	$44,624,477	$42,491,253
Total assets	$62,597,231	$58,257,604	$57,590,522	$57,536,012	$59,896,714
Debt and capital lease obligations, less current portion	$—	$—	$15,560	$26,991	$4,362,725
Total shareholders' equity	$57,080,403	$54,260,787	$53,468,037	$52,398,742	$46,804,126

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and related notes included in this report.

Overview

        Innovative Solutions and Support was founded in 1988. The Company is a systems integrator that designs, develops, manufactures, and sells flight guidance and cockpit display systems for original equipment manufacturers ("OEMs") and retrofit applications. The Company supplies integrated flight management systems ("FMS") and advanced global positioning system ("GPS") receivers for precision reduced carbon footprint navigation. Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems ("FPDS") product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense ("DoD")/governmental, and foreign military markets. This approach, combined with the Company's industry experience, enables IS&S to develop high-quality products and systems, reduce substantially product time to market, and achieve cost advantages over products offered by its competitors.

        The Company's sales are derived from the sale of its products to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

        Cost of sales related to product sales is comprised of material and components purchased from the Company's supplier base and direct in-house assembly labor and overhead costs. Many components used in assembling the products are standard, although certain parts are manufactured to meet the Company's specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy costs, depreciation, supplies, and outside service costs related to production, purchasing, material control, and quality departments, and warranty costs.

        IS&S cost of sales related to Engineering-Modification and Development ("EMD") is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects that are billable under specific customer agreements.

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

        IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers. The Company's customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad. Such conditions may cause the Company's customers to curtail or delay spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by IS&S customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other factors which can affect spending behavior. In addition, future spending by government agencies may be further reduced because of declining tax revenues associated with the present economic environment. If the Company's customers curtail or delay their spending, or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, IS&S's revenues and results of operations will be negatively affected. However, the Company believes that, in a declining economic environment, customers that may have elected to purchase newly manufactured aircraft, may be interested instead in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S's products.

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from American Airlines, Inc. accounted for 5%, 8% and 8% total revenue for the fiscal years 2012, 2011 and 2010, respectively. As at September 30, 2012, orders from American Airlines, Inc. account for a material portion of the Company's backlog. (See Note 13—Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

        The Company experienced reductions of personnel costs in fiscal 2012 and 2011, primarily through resignation and retirements of employees who were not replaced, and a planned reduction in workforce. The reductions affected most departments in the Company.

Results of Operations

        The following table sets forth statement of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2012	2011	2010
Net sales:
Product	74.4%	97.8%	92.6%
Engineering—modification and development	25.6%	2.2%	7.4%

Total net sales	100.0%	100.0%	100.0%

Cost of sales
Product	38.2%	45.8%	42.5%
Engineering—modification and development	19.0%	0.6%	3.1%

Total cost of sales	57.2%	46.4%	45.6%

Gross profit	42.8%	53.6%	54.4%
Operating expenses:
Research and development	11.0%	21.4%	20.7%
Selling, general and administrative	30.1%	29.9%	32.1%

Total operating expenses	41.1%	51.3%	52.8%

Operating income	1.7%	2.3%	1.6%
Interest income	0.4%	0.6%	0.7%
Interest (expense)	(0.1%)	(0.1%)	(0.0%)
Other income	0.3%	0.6%	0.2%

Income (loss) before income taxes	2.3%	3.4%	2.5%
Income tax expense (benefit)	(9.8%)	0.7%	(0.4%)

Net income	12.1%	2.7%	3.0%

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

        Net sales.    Net sales decreased $1.2 million, or 4.5%, to $24.5 million for fiscal 2012 from $25.7 million for fiscal 2011. For fiscal 2012, product sales decreased $6.9 million and EMD sales increased $5.7 million from fiscal 2011. The decrease in product sales was primarily the result of decreased shipments to customers who slowed or delayed their respective retrofit programs, while the increase in EMD sales resulted from new customer design and EMD programs. For fiscal 2012 and 2011, the Company recognized equal amounts of revenue and cost of $2.4 million and $0, respectively, related to certain contracts for which a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of Financial Accounting Standards Board Accounting Standards Codification Topic 605-35, "Construction-Type and Production-Type Contracts", which substantially explains the lower gross profit percentage on EMD revenues for the year ended September 30, 2012 when compared to the year ended September 30, 2011.

        Cost of sales.    Cost of sales increased $2.1 million, or 17.8%, to $14.1 million, or 57.2% of net sales for fiscal 2012 from $11.9 million, or 46.4% of net sales for fiscal 2011. The increase resulted primarily from the change in sales mix and the decrease in product sales volume in fiscal 2012 as compared to fiscal 2011. As a result of the decreased sales volume, product cost of sales for the year ended September 30, 2012 was lower as a percentage of total net sales at 38.2% compared to 45.8% for the year ended September 30, 2011. The combination of decreased net sales and change in product mix resulted in a lower gross profit percentage compared to the same period in the prior year.

        Research and development.    Research and development expense decreased $2.8 million, or 51.0%, to $2.7 million or 11.0% of net sales for fiscal 2012, from $5.5 million or 21.4% of net sales for fiscal 2011. The decrease in research and development expense for the year ended September 30, 2012 was primarily the result of the change in mix whereby a higher number of engineering hours were devoted to working on new customer design and EMD programs instead of internal research and development.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $0.3 million, or 3.7%, to $7.4 million, or 30.1% of net sales for fiscal 2012 from $7.7 million or 29.9% of net sales for fiscal 2011. The slight decrease in selling, general, and administrative expense for the year ended September 30, 2012 was primarily the result of a reduced number of personnel compared to the prior year period and cost containment efforts. The increase as a percentage of net sales for the year ended September 30, 2012, compared to the prior year ended September 30, 2011, is attributable primarily to the decrease in net sales.

        Interest income, net.    Net interest income decreased by $42,000 to $100,000 or 0.4% of net sales for fiscal 2012 from $142,000 or 0.6% of net sales for fiscal 2011. The decrease in interest income was primarily because of lower interest rates during fiscal 2012 compared to fiscal 2011.

        Other income.    Other income decreased marginally by $0.1 million in fiscal 2012 when compared to fiscal 2011 from proceeds of miscellaneous income items.

        Income taxes.    The income tax benefit for fiscal year ended September 30, 2012 was $2.4 million compared to an income tax expense of $0.2 million for the fiscal year ended September 30, 2011. The tax benefit was attributable primarily to the reversal of valuation allowances of $2.4 million for the fiscal year ended September 30, 2012 related to federal net deferred tax assets in accordance with ASC Topic 740 "Income Taxes" because of the recent history of income before income taxes, together with projections of profitability in fiscal 2013 and future years.

        The effective tax benefit rate for the year ended September 30, 2012 was (411.9%). The effective tax benefit rate differs from the statutory rate for the year ended September 30, 2012 primarily because of the reversal of valuation allowances of $2.4 million for the fiscal year ended September 30, 2012 related to federal net deferred tax assets in accordance with ASC Topic 740 "Income Taxes".

        The effective tax rate for the year ended September 30, 2011 was 20.4%. The effective tax rate differs from the statutory rate for the year ended September 30, 2011 primarily due to the utilization of research and development tax credits.

        The Company had maintained a full valuation allowance against its deferred tax assets in prior years due to uncertainty as to the extent and timing of profitability in future periods. At September 30, 2012, the Company considered all available evidence, including the recent history of pre-tax income, together with projections of profitability in future periods. As a result of this analysis, the Company determined that the positive evidence at September 30, 2012 was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets at September 30, 2012. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible. The current balance of the deferred tax valuation allowance relates principally to net operating losses ("NOL") of certain state taxing jurisdictions. There is currently no assurance of such future income before income taxes.

        Net income.    As a result of the factors described above, the Company's net income for fiscal 2012 was $3.0 million for fiscal 2012 compared to net income of $0.7 million for fiscal 2011. On a fully diluted basis, the net income per share was $0.18 for fiscal 2012, compared to $0.04 for fiscal 2011.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

        Net sales.    Net sales increased $0.5 million, or 1.9%, to $25.7 million for fiscal 2011 from $25.2 million for fiscal 2010. For fiscal 2011, product sales increased $1.8 million and EMD sales decreased $1.3 million from fiscal 2010. The increase in product sales was primarily the result of sales to new commercial customers and retrofit upgrades for Eclipse E500 aircraft owners through Eclipse Aerospace Inc., while the decrease in EMD sales was primarily the result of a reduction in volume and a delayed contract award.

        Cost of sales.    Cost of sales increased $0.4 million, or 3.7%, to $11.9 million, or 46.4% of net sales for fiscal 2011 from $11.5 million, or 45.6% of net sales for fiscal 2010. The increase resulted primarily from an increase in variable production costs associated with increased sales volume and higher material costs in fiscal 2011 compared to fiscal 2010.

        Research and development.    Research and development expense increased $0.3 million, or 5.1%, to $5.5 million or 21.4% of net sales for fiscal 2011 from $5.2 million, or 20.7% of net sales for fiscal 2010. This increase resulted from research and development investment incurred to win EMD contracts, and is consistent with the Company's strategy to target a percentage of total sales in a given period, for the purposes of continued investment in on-going research and development. The Company's R&D expense consists primarily of payroll-related expenses of employees engaged in R&D activities, engineering related product materials and equipment and subcontracting costs.

        Selling, general, and administrative.    Selling, general and administrative expenses decreased $0.4 million, or 5.1%, to $7.7 million, or 29.9% of net sales for fiscal 2011 from $8.1 million or 32.1% of net sales for fiscal 2010. The decrease was primarily the result of a reduction in selling expenses (primarily reduced participation in trade shows) and travel expenses during the year.

        Interest income, net.    Net interest income decreased slightly by $43,000 to $142,000 or 0.6% of net sales for fiscal 2011 from $186,000 or 0.7% of net sales for fiscal 2010. The decrease was primarily because of lower interest rates during fiscal 2011 compared to fiscal 2010.

        Other income.    Other income increased marginally by $0.1 million in fiscal 2011 compared to fiscal 2010 from proceeds of settlements of legal proceedings.

        Income taxes.    The income tax expense for fiscal year ended September 30, 2011 was $0.2 million compared to an income tax benefit of $0.1 million for the fiscal year ended September 30, 2010. The increase in the amount of tax from a tax benefit to an expense was attributable primarily to the increase in pre-tax income for the fiscal year ended 2011, and less net reversals of deductible temporary differences in the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010.

        The effective tax rate for the year ended September 30, 2011 was 20.4%. The effective tax rate differs from the statutory rate for the year ended September 30, 2011 primarily due to the utilization of research and development tax credits.

        The effective tax benefit rate for the year ended September 30, 2010 was (17.1%). The effective tax rate differs from the statutory rate for the year ended September 30, 2010 due to the reversal of certain deductible temporary differences in the fiscal year ended September 30, 2010, which at September 30, 2009 were offset by a valuation allowance, as such reversals generated current tax benefits in the fiscal year ended September 30, 2010, and decreases in uncertain tax positions due to the lapse of applicable statutes of limitation.

        Net income.    As a result of the factors described above, the Company's net income for fiscal 2011 was $0.7 million for both fiscal 2011 and fiscal 2010. On a fully diluted basis, the net income per share was $0.04 for both fiscal 2011 and for fiscal 2010.

Liquidity and Capital Resources

	September 30, 2012	September 30, 2011
Cash and cash equivalents	$42,977,501	$42,625,854
Accounts receivable, net	$3,978,512	$3,124,114
Current assets	$54,377,366	$50,572,834
Current liabilities	$5,289,828	$3,240,724
Deferred revenue	$1,426,552	$232,630
Total debt and other non-current liabilities(1)	$227,000	$769,282
Quick ratio(2)	8.88	14.12
Current ratio(3)	10.28	15.61

	Twelve Months Ended September 30,
	2012	2011	2010
Cash flow activites:
Net cash provided by operating activites	$1,380,831	$2,276,166	$5,600,467
Net cash used in investing activites	(217,533)	(255,454)	(189,790)
Net cash used in financing activites	(811,651)	(311,204)	(60,025)

The following table highlights key financial measurements of the Company:

(1)
Excludes deferred revenue; includes current portion of capitalized lease obligations

(2)
Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)
Calculated as: current assets divided by current liabilities

        The Company's principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years' operations. Cash is used principally to finance inventory, accounts receivable and payroll.

Operating Activities

        During fiscal 2012, the Company generated $1.4 million in cash from operating activities. Cash generated from operations was due primarily to increases in accounts payable, accrued expenses and deferred revenues resulting from advance billings to customers as scheduled by the respective EMD program contracts. These were offset partially by increases in inventory and unbilled receivables, which funded materials, inventory and third party service providers to fulfill the Company's obligations under the EMD programs.

        The Company generated $2.3 million in cash flow from operating activities during fiscal 2011. A focus on inventory reduction contributed to the positive cash flow, and was offset by increases in accounts receivable and decreases in accounts payable and accrued expenses. Increase in accounts receivable at the end of 2011 was due to higher sales to customers on normal credit terms at the end of the year compared to sales to customers on advance payment terms at the end of 2010.

        Cash flow provided by operating activities was $5.6 million in fiscal 2010, or a $0.3 million increase from fiscal 2009, despite the $4.3 million decline in net income in fiscal 2010. The increase was attributable primarily to decreases in accounts receivable, prepaid expenses, inventory reductions and an increase in income tax payable, offset by a decrease in accounts payable and accrued expenses.

Investing Activities

        Cash used in investing activities was $0.2 million, $0.3 million and $0.2 million for fiscal year 2012, 2011 and 2010 respectively, and consisted of spending for production equipment, laboratory test equipment and licensing fees. The Company plans to continue investing in capital expenditures at approximately the same level it has in prior years.

Financing Activities

        Cash used in financing activities was $0.8 million for fiscal year 2012 and was used primarily for the repurchase of 211,722 shares of the Company's common stock. Cash used in financing activities was $0.3 million for fiscal year 2011 and consisted primarily of the repurchase of 62,400 shares of the Company's common stock. Cash used in financing activities was $0.1 million for fiscal year 2010 and consisted primarily of the repurchase of 12,000 shares of the Company's common stock.

Summary

        Future capital requirements depend upon numerous factors, including market acceptance of the Company's products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception, and anticipates that expenditures will continue to increase in the foreseeable future. On December 7, 2012 the Company's Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on or about December 27, 2012 to shareholders of record as of the close of business on December 17, 2012. The aggregate amount of the payment to be made in connection with the dividend will be approximately $24.9 million. The Company believes that its cash and cash equivalents after payment of the special cash dividend will still be sufficient to provide capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

        The Company's contractual obligations as of September 30, 2012 mature as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Office lease	10,577	10,577	—	—	—
Purchase obligations*	1,881,045	1,620,695	77,282	183,068	—
Other liabilities	98,002	—	98,002	—	—

	$1,989,624	$1,631,272	$175,284	$183,068	$—

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

Inflation

        IS&S does not believe inflation had a material effect on its financial position or results of operations during the past three years. However, it cannot predict future effects of inflation.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company's most critical accounting policies are revenue recognition, income taxes, inventory valuation, share based compensation and warranty reserves.

Revenue recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 "Multiple-Element Arrangements" ("ASC Topic 605-25"), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EMD sales and any functional upgrade and product elements in product sales on the accompanying consolidated statement of operations.

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

Multiple Element Arrangements—

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's selling price. The Company then considers the appropriate recognition method for each deliverable. The Company's multiple element arrangements can include typically defined design and development activities and/or functional upgrades, along with product sales.

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

Single Element Arrangements—

Products—

        To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. The Company also receives orders for equipment and parts. Generally, revenue from the sale of such products is recognized upon shipment to the customer.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering—modification and development services

        The Company may enter into contracts to perform specified design and EMD services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts. Sales and earnings under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

        The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead and capital costs. These contracts sometime include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company's estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company's estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract, or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

        For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

        Estimates of profit margins for contracts are reviewed typically by the Company on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company's results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2012, 2011 or 2010.

Income taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible. The current balance of the deferred tax valuation allowance relates principally to net operating losses ("NOL") of certain state taxing jurisdictions. There is currently no assurance of such future income before income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on the Company's tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties associated with uncertain tax positions as income tax expense.

Inventory valuation

        The Company values inventory at the lower of cost (first-in, first-out) or market. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on a combination of historical usage and assumptions based on expected usage related to estimated future customer and market demands. The Company's method of valuing inventory contains uncertainties because the calculation requires management to consider inventory aging, to make assumptions regarding expected usage, and to apply judgments on forecasted future demand, market conditions, and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Stock-based compensation

        The Company accounts for stock-based compensation under FASB ASC Topic 505-50, "Equity-Based Payments to Non-Employees" ("ASC Topic 505-50") and FASB ASC Topic 718, "Stock Compensation" ("ASC Topic 718"), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the award.

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

Changes in these assumptions can materially affect fair value estimates. The Company does not believe that there is a reasonable likelihood that there will be a material change in future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with the Company's estimates or assumptions, the Company would have to adjust its estimates. Such adjustments could have a material impact on the Company's financial position.

Warranty reserves

        The Company offers warranties on all products of various lengths. At the time of shipment, and when sold separately, the Company establishes a reserve for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affect warranty cost. If actual warranty costs differ from the Company's estimated amounts, future results of operations could be adversely affected. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

New Accounting Pronouncements

        In May 2011 the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". ("ASU 2011-04"). ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05") which requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and is effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 will not have an impact on the Company's consolidated financial position, results of operations, or cash flows, because the guidance only changes the presentation of financial information. On December 15, 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

Business Segments

        The Company operates in one business segment which designs, manufactures and sells flight information computers, large flat-panel displays and advanced monitoring systems to the DoD, government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company currently derives the majority of its revenues from the sale of this equipment and related EMD services. Almost all of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2012, 2011, and 2010 net sales outside the United States amounted to $4.4 million, $4.0 million and $2.8 million, respectively.

Item 7A.    Quantitative and qualitative disclosures about market risk.

        The Company's operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's exposure to market risk for changes in interest rates relates to its cash equivalents. The Company's cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. Assuming that the balances during fiscal 2012 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in the Company's variable interest rates would have affected interest income by approximately $0.4 million. This would result in a net impact on cash flows of approximately $0.4 million for fiscal 2012.

Item 8.    Financial statements and supplementary data.

        The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 14, 2012

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$42,977,501	$42,625,854
Accounts receivable, net	3,978,512	3,124,114
Inventories	3,801,547	3,508,595
Deferred income taxes	1,588,162	438,635
Prepaid expenses and other current assets	2,031,644	875,636

Total current assets	54,377,366	50,572,834
Property and equipment, net	7,214,378	7,476,362
Non-current deferred income taxes	846,887	—
Other assets	158,600	208,408

Total assets	$62,597,231	$58,257,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of capitalized lease obligations	$—	$13,189
Accounts payable	1,139,464	443,516
Accrued expenses	2,723,812	2,551,389
Deferred revenue	1,426,552	232,630

Total current liabilities	5,289,828	3,240,724
Non-current deferred income taxes	128,998	566,963
Other liabilities	98,002	189,130

Total liabilities	5,516,828	3,996,817

Commitments and contingencies (See Note 13)	—	—
Shareholders' equity
Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2012 and 2011	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,329,314 and 18,286,884 issued at September 30, 2012 and 2011, respectively	18,329	18,287
Additional paid-in capital	47,845,732	47,206,690
Retained earnings	29,605,236	26,626,242
Treasury stock, at cost, 1,756,632 and 1,544,910 shares at September 30, 2012 and 2011, respectively	(20,388,894)	(19,590,432)

Total Shareholders' Equity	57,080,403	54,260,787

Total liabilities and shareholders' equity	$62,597,231	$58,257,604

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2012	2011	2010
Net sales:
Product	$18,289,963	$25,174,846	$23,383,504
Engineering—modification and development	6,288,235	562,806	1,873,819

Total net sales	24,578,198	25,737,652	25,257,323

Cost of sales
Product	9,389,904	11,790,885	10,732,091
Engineering—modification and development	4,678,029	154,299	787,938

Total cost of sales	14,067,933	11,945,184	11,520,029

Gross profit	10,510,265	13,792,468	13,737,294

Operating expenses:
Research and development	2,693,554	5,500,924	5,234,240
Selling, general and administrative	7,400,199	7,683,637	8,099,587

Total operating expenses	10,093,753	13,184,561	13,333,827

Operating income	416,512	607,907	403,467
Interest income	101,012	143,942	188,171
Interest (expense)	(598)	(1,509)	(2,356)
Other income	65,005	150,010	50,000

Income before income taxes	581,931	900,350	639,282
Income tax (benefit) expense	(2,397,063)	183,760	(109,094)

Net income	$2,978,994	$716,590	$748,376

Net income per common share:
Basic	$0.18	$0.04	$0.04

Diluted	$0.18	$0.04	$0.04

Weighted Average Shares Outstanding:
Basic	16,641,895	16,782,223	16,751,528

Diluted	16,641,900	16,824,621	16,777,886

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2009	$18,207	$46,462,135	$25,161,276	$(19,242,876)	$52,398,742
Share-based compensation	—	169,565	—	—	169,565
Issuance of stock to directors	38	199,946	—	—	199,984
Purchase of treasury stock	—	—	—	(48,630)	(48,630)
Net Income	—	—	748,376	—	748,376

Balance, September 30, 2010	$18,245	$46,831,646	$25,909,652	$(19,291,506)	$53,468,037

Share-based compensation	—	177,399	—	—	177,399
Issuance of stock to directors	42	197,645	—	—	197,687
Purchase of treasury stock	—	—	—	(298,926)	(298,926)
Net income	—	—	716,590	—	716,590

Balance, September 30, 2011	$18,287	$47,206,690	$26,626,242	$(19,590,432)	$54,260,787

Share-based compensation	—	439,085	—	—	439,085
Issuance of stock to directors	42	199,957	—	—	199,999
Purchase of treasury stock	—	—	—	(798,462)	(798,462)
Net income	—	—	2,978,994	—	2,978,994

Balance, September 30, 2012	$18,329	$47,845,732	$29,605,236	$(20,388,894)	$57,080,403

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,978,994	$716,590	$748,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529,325	672,196	826,748
Deposit forfeiture, installation kits	—	—	118,660
Share-based compensation expense:
Stock options	444,507	170,586	171,491
Nonvested stock awards	199,998	199,712	199,946
Excess tax adjustment from share-based compensation:
Nonvested stock awards	(5,422)	6,813	(1,926)
Provision for (recovery) loss on accounts receivable	(1,373)	17,225	—
Loss on disposal of property and equipment	—	2,413	4,917
Excess and obsolete inventory cost	113,456	471,496	—
Deferred income taxes	(2,434,379)	751	(11,081)
(Increase) decrease in:
Accounts receivable	(853,025)	(611,363)	3,658,730
Inventories	(406,408)	676,301	650,593
Prepaid expenses and other current assets	(1,156,008)	78,066	273,711
Other non-current assets	—	(121,237)	—
Increase (decrease) in:
Accounts Payable	695,948	(100,362)	(664,113)
Accrued expenses	192,101	(188,354)	(200,500)
Income taxes payable	(110,805)	219,324	(116,058)
Deferred revenue	1,193,922	66,009	(59,027)

Net cash provided by operating activities	1,380,831	2,276,166	5,600,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217,533)	(255,454)	(189,790)

Net cash (used in) investing activities	(217,533)	(255,454)	(189,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(798,462)	(298,926)	(48,630)
Repayment of capitalized lease obligations	(13,189)	(12,278)	(11,431)
Other	—	—	36

Net cash (used in) financing activities	(811,651)	(311,204)	(60,025)

Net increase in cash and cash equivalents	351,647	1,709,508	5,350,652
Cash and cash equivalents, beginning of year	42,625,854	40,916,346	35,565,694

Cash and cash equivalents, end of year	$42,977,501	$42,625,854	$40,916,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$599	$1,509	$2,357

Cash paid for income tax	$153,327	$11,500	$121,473

Cash received from income tax refund	$4,096	$43,253	$1,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

        Innovative Solutions and Support, Inc. (the "Company" or "IS&S") was incorporated in Pennsylvania on February 12, 1988. The Company is a systems integrator that designs, manufactures and sells flight guidance and cockpit display systems for original equipment manufacturers ("OEMs") and retrofit applications. Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense ("DoD") and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs.

2. Concentrations:

Major Customers and Products

        In fiscal 2012, 2011 and 2010, the Company derived 63%, 61%, and 48%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable related to those top five customers was $1.7 million, $1.8 million, and $0.3 million as at September 30, 2012, 2011 and 2010, respectively.

        During fiscal 2012, three of the Company's customers, Eclipse Aerospace, FedEx, and National Nuclear Security Administration accounted for 20%, 14%, and 13% of total sales, respectively. In fiscal 2011, two of the Company's customers, Eclipse Aerospace and FedEx, accounted for 20% and 15% of total sales, respectively. In fiscal 2010, two of the Company's customers, Lockheed Martin and FedEx, accounted for 11% and 10% of total sales, respectively.

        Sales of air data systems and components were 13%, 21%, and 32% of total sales for the years ended September 30, 2012, 2011 and 2010, respectively. Flat Panel sales were 87%, 79%, and 68% of total sales in the years ended September 30, 2012, 2011 and 2010, respectively. Sales to government contractors and agencies accounted for approximately 45%, 30%, and 43% of total sales during fiscal years 2012, 2011 and 2010, respectively. While under these contracts the government agency or general contractor typically retains the right to terminate the contract at any time at its convenience, to date these contracts have generally included provisions requiring the payment to the Company of all revenue earned and costs incurred by the Company through the date of contract termination and do not entitle the customer to receive a refund of any previously paid fees.

        On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York. The Company's revenues from AAI accounted for 5%, 8% and 8% total revenue for the fiscal years 2012, 2011 and 2010, respectively. (See also Note 13—Commitments and Contingencies).

Major Suppliers

        The Company buys several of its components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

        During fiscal 2012 and 2011 the Company had one supplier who accounted for 20% and 27%, respectively, of the Company's total inventory purchases.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Concentrations: (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company's customer base consists principally of companies within the aviation industry. The Company may request advance payments and/or letters of credit from new customers or existing customers whose credit ratings do not meet the Company's standards for extending normal credit terms.

        The Company maintained reserves for doubtful accounts of $0.2 million and $0.2 million at September 30, 2012 and 2011, respectively. The reserve balances for both fiscal 2012 and 2011 related to sales of Engineering—Modification and Development services ("EMD") to a customer that was negatively impacted by the current economic environment. As of September 30, 2012, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI. Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that could be uncollectible. (See also Note 13—Commitments and Contingencies).

3. Summary of Significant Accounting Policies:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

        Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes, percentage of completion on customer funded EMD contracts, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

        Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2012 and 2011 consist of cash invested in money market funds with financial institutions.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

Inventory valuation

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2012	September 30, 2011
Raw materials	$2,752,833	$2,520,437
Work-in-process	555,495	223,437
Finished goods	493,219	764,721

	$3,801,547	$3,508,595

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years. During fiscal 2012, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

        The Company assesses the impairment of long-lived assets in accordance with FASB ASC Topic 360-10, "Property, Plant and Equipment". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2012, 2011 or 2010.

Revenue Recognition

        The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements. The Company's sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25, "Multiple Element Arrangements" ("ASC Topic 605-25"), which typically include customer funded design, EMD services, and production and delivery of the flat panel display and related components. The Company includes any design and EMD elements in EMD sales, and any

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

functional upgrades and product elements in product sales on the accompanying consolidated statement of operations.

        To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update No. 2009-14, "Revenue Arrangements That Include Software Elements" ("ASU 2009-14"), ASU 2009-13, and FASB ASC Topic 605, "Revenue Recognition" ("ASC Topic 605").

        To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, "Software", although no such sales have occurred to date.

Multiple Element Arrangements

        The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates revenue to each deliverable (if more than one) based on that deliverable's selling price. The Company then considers the appropriate recognition method for each deliverable. The Company's multiple element arrangements can include defined design and EMD activities and/or functional upgrades, along with product sales.

        The Company utilizes the selling price hierarchy that has been established by FASB Accounting Standards Update No. 2009-13, "Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"), which requires that the selling price for each deliverable be based on vendor specific objective evidence if available, third party evidence if vendor specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third party evidence is available. To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

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

Single Element Arrangements

Products

        To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

met based on the provisions of ASC Topic 605. The Company also receives orders for equipment and parts. Generally, revenue from the sale of such products is recognized upon shipment to the customer.

        The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering—modification and development services

        The Company may enter into contracts to perform specified design and EMD services related to its products. The Company recognizes revenue from these arrangements as EMD revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts. Sales and earnings under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

        The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead and capital costs. These contracts sometime include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company's estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company's estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract, or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

        For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

        Estimates of profit margins for contracts are reviewed typically by the Company on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company's results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the years ended September 30, 2012, 2011 or 2010.

Income Taxes

        Income taxes are recorded in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible. The current balance of the deferred tax valuation allowance relates principally to net operating losses ("NOL") of certain state taxing jurisdictions. There is currently no assurance of such future income before income taxes.

        The accounting for uncertainty in income taxes requires a more likely than not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on the Company's tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company has elected to record any interest or penalties associated with uncertain tax positions as income tax expense.

        The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years' income tax accruals that are considered appropriate, and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company's consolidated financial position, but could possibly be material to its consolidated results of operations or cash flow of any one period.

Engineering Development

        Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in engineering development projects, engineering related product materials and equipment and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-engineering modification and development based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

Comprehensive Income

        Pursuant to FASB ASC Topic 220, "Comprehensive Income" ("ASC Topic 220"), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

        The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft, accounts payable and short-term debt approximate their fair value due to the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

Level 1—	Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2—	Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
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

Level 3—
Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

        The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on September 30, 2012
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,384,756	$—	$—

	Fair Value Measurement on September 30, 2011
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,330,266	$—	$—

Share-Based Compensation

        The Company accounts for share-based compensation under FASB ASC Topic 505-50, "Equity-Based Payments to Non-Employees" ("ASC Topic 505-50") and ASC Topic 718, "Stock Compensation" ("ASC Topic 718"), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Warranty

        IS&S offers warranties on all products of various lengths. At the time of shipment, the Company establishes a reserve for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product's failure rates and the customer's usage affect warranty cost. If actual warranty costs differ from the Company's estimated amounts, future results of operations could be adversely affected. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies: (Continued)

New Accounting Pronouncements

        In May 2011 the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". ("ASU 2011-04"). ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05") which requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and is effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 will not have an impact on the Company's consolidated financial position, results of operations, or cash flows, because the guidance only changes the presentation of financial information. In December 15, 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

4. Net Income Per Share:

        Net income per share is calculated pursuant to ASC Topic 260, Earnings per Share ("ASC Topic 260"). Basic earnings per share ("EPS") exclude potentially dilutive securities and is computed by dividing net income by the weighted average number of Common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

        In fiscal 2012 there was a difference of five shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. In fiscal 2011 there was a difference of 42,398 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS. In fiscal 2010 there was a difference of 26,358 shares between basic weighted average shares outstanding and diluted weighted average shares outstanding used in the computation of diluted EPS.

        The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2012 and 2011, there were 836,200 and 617,800 options to purchase common stock outstanding, respectively. For fiscal year 2012, 806,200 options to purchase common stock were excluded from the computation of diluted earnings per share, because the effect would be anti-dilutive. For fiscal year 2011, 184,300 options to purchase common stock were excluded from the computation of diluted earnings per share, because the effect would be anti-dilutive.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Prepaid expenses and other current assets:

        Prepaid expenses and other current assets consist of the following:

	September 30, 2012	September 30, 2011
Revenue recognized not yet invoiced	$1,595,436	$384,640
Prepaid insurance	176,340	254,171
Other	259,868	236,825

	$2,031,644	$875,636

6. Property and equipment:

        Property and equipment, net consists of the following balances:

	September 30, 2012	September 30, 2011
Computer equipment	$2,090,556	$2,055,128
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,076,849	1,074,279
Manufacturing facility	5,605,616	5,605,616
Equipment	4,378,714	4,205,243
Land	1,021,245	1,021,245

	17,255,166	17,043,697
Less: Accumulated depreciation and amortization	(10,040,788)	(9,567,335)

	$7,214,378	$7,476,362

        Depreciation related to property and equipment was approximately $0.5 million, $0.5 million and $0.8 million for fiscal 2012, 2011 and 2010, respectively.

7. Other assets:

        Other assets consist of the following:

	September 30, 2012	September 30, 2011
Intangible assets, net of accumulated amortization of $441,637 and $391,829 at September 30, 2012 and September 30, 2011	$158,600	$208,408

        Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. The Company had no non-cash purchases of other assets in 2012, 2011 and 2010. No impairment charges were recorded in fiscal 2012, 2011 or 2010.

        Total intangible amortization expense was approximately $0.1 million, $0.1 million and $0.1 million for fiscal 2012, 2011 and 2010, respectively. Since the intangible assets are being amortized over a defined number of units, the timing of future amortization expense is not determinable.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued expenses:

        Accrued expenses consist of the following:

	September 30, 2012	September 30, 2011
Warranty	$850,499	$955,549
Salary, benefits and payroll taxes	531,862	476,152
Professional fees	330,858	352,559
Income taxes payable	132,980	152,658
Materials on order	43,374	89,392
Other	834,239	525,079

	$2,723,812	$2,551,389

9. Warranty:

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates and by the related material, labor and delivery costs incurred in correcting a product failure. If actual product failure rates, material or labor costs differ from the Company's estimates, further revisions to the estimated warranty liability would be recorded.

        Warranty cost and accrual information for fiscal years ended September 30, 2012 and 2011:

	2012	2011
Warranty Accrual as of October 1,	$955,549	$933,270
Accrued expense for fiscal year	89,815	244,408
Warranty cost incurred for fiscal year	(194,865)	(222,129)

Warranty accrual as of September 30,	$850,499	$955,549

10. Income Taxes:

        Income taxes are recorded in accordance with ASC Topic 740 "Income Taxes", which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets, liabilities, and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2012	2011	2010
Current provision (benefit):
Federal	$46,792	$183,527	$(33,770)
State	(9,476)	(518)	(64,243)

Total current provision (benefit)	37,316	183,009	(98,013)

Deferred (benefit) provision:
Federal	(2,435,049)	—	—
State	670	751	(11,081)

Total deferred (benefit) provision	(2,434,379)	751	(11,081)

Total current and deferred (benefit) provision	$(2,397,063)	$183,760	$(109,094)

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        Following is a reconciliation of the statutory federal rate to the Company's effective income tax rate:

	For the Fiscal Year Ended September 30,
	2012	2011	2010
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.5%	(7.1)%	13.8%
Permanent items	(1.8)%	(0.4)%	1.3%
Research and development tax credits	(3.6)%	(27.5)%	(20.7)%
Valuation allowance	(433.5)%	14.2%	(38.7)%
Change in unrecognized tax benefits	(13.5)%	7.2%	(6.8)%

Effective income tax rate	(411.9)%	20.4%	(17.1)%

        In December of 2010, Congress enacted a two-year extension of the Research and Development Tax Credit ("R&D Tax Credit"), which retroactively reinstated and extended the federal R&D Tax Credit for amounts paid or incurred from January 1, 2010 to December 31, 2011. The Company recognized the entire impact of this retroactive extension in the quarter ended December 31, 2010, as required by ASC Topic 740. The Company's effective tax rate for the year ended September 30, 2011 reflects the benefit of the R&D Tax Credit generated over the period January 1, 2010 through September 30, 2011. The amount reported above for the year ended September 30, 2012 reflects R&D Tax Credits generated from October 1, 2011 through December 31, 2011.

        The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities consists of the components below.

	As of September 30,
	2012		2011
	Current	Non Current	Current	Non Current
Deferred tax assets:
Deferred revenue	$—	$—	$3,058	$—
Reserves and accruals	1,514,711	240,390	1,677,183	238,179
Research and development credits	80,000	774,318	80,000	848,669
NOL carryforwards—state	—	1,236,554	—	1,226,649
Stock options	—	614,087	—	503,978
Other	—	6,304	—	12,973

	1,594,711	2,871,653	1,760,241	2,830,448
Less: Valuation allowance	(6,549)	(1,448,177)	(1,307,517)	(2,696,113)

Total deferred tax assets	1,588,162	1,423,476	452,724	134,335

Deferred tax liabilities:
Depreciation	—	(705,587)	—	(701,298)
Other	—	—	(14,089)	—

Total deferred tax liabilities	—	(705,587)	(14,089)	(701,298)

Net deferred tax asset (liability)	$1,588,162	$717,889	$438,635	$(566,963)

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        At September 30, 2012, the Company had state net operating losses ("NOL") carryforwards of $21.1 million, which begin to expire in varying amounts after fiscal year ending September 30, 2026. In addition, the Company has federal R&D Tax Credit carryforwards of approximately $646,000, which begin to expire in varying amounts after fiscal year ending September 30, 2028, and state R&D Tax Credit carryforwards of $208,000 (net of federal impact), which begin to expire in varying amounts after fiscal year ending September 30, 2023.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 "Income Taxes" requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.

        At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods. As a result of this analysis, the Company determined that the positive evidence, which relates primarily to the recent history of income before income taxes, and projections of future profits, was sufficient to conclude that it was appropriate to reverse the valuation allowances previously recorded against its net federal deferred tax assets. The valuation allowance decreased by $2.4 million for the year ended September 30, 2012 primarily because of the reversal of certain valuation allowances described above. The valuation allowance decreased by $48,000 for the year ended September 30, 2011 primarily because of net reversals of deductible temporary differences.

        The current balance of the deferred tax valuation allowance relates principally to net operating losses ("NOL") of certain state taxing jurisdictions. In the event the Company were to determine that it would be able to realize these deferred tax assets in the future, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes. The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is no longer more likely than not that a portion of these net deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes: (Continued)

        Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2012	2011	2010
Balance at beginning of year	$491,000	$425,000	$474,000
Unrecognized tax benefits related to prior years	—	—	—
Unrecognized tax benefits related to current year	12,000	67,000	34,000
Settlements	—	—	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(100,000)	(1,000)	(83,000)

Balance at end of year	$403,000	$491,000	$425,000

        The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $403,000, $491,000 and $425,000 at September 30, 2012, 2011 and 2010, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2012 will change significantly over the next twelve months.

        The Company's policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $4,000 and $12,000 for the payment of interest, net of tax benefits, at September 30, 2012 and 2011, respectively. There is no accrual recorded for penalties.

        For the fiscal year ended September 30, 2012, 2011 and 2010, the Company recognized expense (benefit) of $(8,000), $4,000 and ($10,000), respectively, for interest (net of federal impact) within income tax expense.

        The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company's federal income tax returns for the fiscal years ended September 30, 2009 and thereafter are open years subject to examination by the Internal Revenue Service ("IRS"). The Company also files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company's income tax return for the year ended September 30, 2010; no adjustments resulted from this examination. There are no state income tax examinations in process at this time.

11. Savings Plan:

        The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $145,000, $167,000, and $175,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation:

        The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

        Total share-based compensation expense was $645,000, $371,000 and $371,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. The income tax impact recognized as a (charge) credit to additional paid—in capital in the statement of shareholders' equity related to share-based compensation arrangements was ($5,000), $7,000 and ($2,000) for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

        The Company has three share-based compensation plans, the 1998 Stock Option Plan (the "1998 Plan"), the 2003 Restricted Stock Plan (the "Restricted Plan") and the 2009 Stock-Based Incentive Compensation Plan (the "2009 Plan"). These plans were approved by the Company's shareholders. The 1998 Plan expired on November 13, 2008. The last awards under the Restricted Plan were made in 2010 and no further shares remain to award under the Restricted Plan.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation: (Continued)

        Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2012, 2011, and 2010 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2009	606,549	$9.45	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(115,349)	10.49	—

Outstanding at September 30, 2010	491,200	$9.21	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(103,400)	10.95	—

Outstanding at September 30, 2011	387,800	$8.74	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(11,600)	12.65	—

Outstanding at September 30, 2012	376,200	$8.62	—

Vested and expected to vest	375,200	$8.60	$—

Options exercisable at September 30, 2012	366,200	$8.64	$—

        In fiscal 2012 and 2011, no options were granted or exercised under the 1998 Plan; therefore, there is no weighted-average grant date fair value of individual options granted and no intrinsic value attributable to exercised options.

        The following table summarizes information about stock options under the 1998 Plan at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2012	Weighted- Average Exercise Price
$ — - $ 5.00	181,800	0.6	$4.21	181,800	$4.21
$ 5.01 - $10.00	101,400	3.3	7.60	91,400	7.58
$10.01 - $15.00	47,500	2.5	13.62	47,500	13.62
$15.01 - $20.00	12,000	2.5	16.93	12,000	16.93
$20.01 - $27.00	33,500	4.3	25.57	33,500	25.57

	376,200	1.9	$8.62	366,200	$8.64

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of three to five years from the grant date. The expected term of options

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation: (Continued)

represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term. Because no options were granted from the 1998 Plan in fiscal 2012, 2011 and 2010, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

        Total compensation expense associated with stock option awards to employees under the 1998 Plan was $67,000, $117,000, and $159,000 for fiscal years ended September 30, 2012, 2011 and 2010, respectively.

        At September 30, 2012, unrecognized compensation expense of $11,000, net of forfeitures related to non-vested stock options, is expected to be recognized during fiscal 2013.

Restricted Plan

        The Restricted Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. It called for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The stock was awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and no further shares remain to award under this Plan. However, the Company continued to make an annual grant of non-vested stock under the 2009 Plan. Total share-based compensation expense associated with the annual grant of non-vested stock to non-employee directors under the Restricted Plan was $0, $0 and $200,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

        The following table outlines restricted stock awards from the Restricted Plan for fiscal years ended September 30, 2012, 2011 and 2010:

	Non-vested Stock Awards	Weighted Average Share Price
Balance at September 30, 2009	9,050	$5.52
Granted	41,150	4.86
Issued	(37,862)	5.02
Cancelled	—	—

Balance at September 30, 2010	12,338	$4.86
Granted	43,385	4.61
Issued	(42,237)	5.49
Cancelled	—	—

Balance at September 30, 2011	13,486	$4.61
Granted	—	—
Issued	—	—
Cancelled	—	—

Balance at September 30, 2012	13,486	$4.61

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation: (Continued)

2009 Stock-Based Incentive Compensation Plan

        The 2009 Plan authorizes the grant of Stock Appreciation Rights ("SARs"), Restricted Stock, Options and other equity-based awards under the 2009 Plan (collectively referred to as "Awards"). Options granted under the 2009 Plan may be either "incentive stock options" as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options, as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee").

        Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2012 there were 655,333 shares of common stock available for awards under the plan.

        If any Award is forfeited, or if any Option terminates, expires or lapses without being exercised, the related shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan. If there is any change in the Company's corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation: (Continued)

        Following is a summary of option activity under the 2009 Plan for fiscal years ended September 30, 2012 and 2011, and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2010	50,000	$4.50	$—
Granted	180,000	5.28	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2011	230,000	$5.11	$—
Granted	280,000	3.92	—
Exercised	—	—	—
Cancelled	(50,000)	4.50	—

Outstanding at September 30, 2012	460,000	$4.45	$—

Vested and expected to vest	460,000	$4.45	$—

Options exercisable at September 30, 2012	60,003	$5.28	$—

        In fiscal 2012 and 2011, no options were exercised under the 2009 Plan; therefore, there is no intrinsic value attributable to exercised options.

        The following table summarizes information about stock options under the 2009 Plan at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2012	Weighted- Average Exercise Price
$ — - $ 5.00	280,000	9.4	$3.92	—	$—
$5.01 - $10.00	180,000	8.9	5.28	60,003	5.28

	460,000	9.2	$4.45	60,003	$5.28

        Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience and the expected turnover rate of the employees receiving the options. Expected volatility is based on historical volatility of the Company's stock. The risk free interest rate is based on U.S. Treasuries with constant maturities in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures and is recognized ratably over the vesting term.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation: (Continued)

        Below are the fair value assumptions used to record compensation expense, related to the 2009 Plan, for the period identified:

2009 Plan
	Fiscal Year Ended September 30,
	2012	2011	2010
Expected dividend rate	—	—	—
Expected volatility	71.1%	63.0%	70.0%
Weighted average risk-free interest rate	2.1%	1.9%	2.6%
Expected lives (years)	8.70	10.00	4.15

        Total compensation expense associated with stock option awards to employees under the 2009 Plan was $377,000, $54,000 and $23,000 for fiscal years ended September 30, 2012, 2011 and 2010, respectively.

        Total share-based compensation expense associated with the annual grant of restricted stock to non-employee directors under the 2009 Plan was $200,000, $200,000 and $0 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

        At September 30, 2012, unrecognized compensation expense of approximately $1,074,000, net of forfeitures, related to non-vested stock options under the 2009 Plan, is expected to be recognized over a period of approximately 2 years.

13. Commitments and Contingencies:

Capital Lease

        The Company leases certain equipment under capital leases with terms of five years and an implicit interest rate of 7.2%. The capitalized cost of $57,450 and related annual amortization of $5,000, $5,000 and $7,000 have been included in property and equipment at September 30, 2012, 2011 and 2010, respectively. The balance due on these leases was $0, $13,000 and $26,000 as of September 30, 2012, 2011 and 2010, respectively.

Operating Leases

        Rent expense under operating leases totaled $30,000, $31,000 and $26,000 for the years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012 the Company has no future minimum payments related to any non-cancelable operating leases in fiscal 2012.

Product Liability

        The Company has product liability insurance of $50,000,000. The Company has not experienced any material product liability claims in the past.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies: (Continued)

Legal Proceedings

        In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material effect on its results of operations or financial position.

        On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy"). For the year ended September 30, 2012 and 2011, AAI accounted for approximately 5% and 8%, respectively, of net sales. AAI continued to purchase and pay for products from the Company in the ordinary course of business after November 29, 2011. As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI. Based on the present status of the Bankruptcy proceedings, the Company is not able to determine the amount, if any, that could be uncollectible. In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business. Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

        On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at September 30, 2012.

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

14. Related Party Transactions:

        The Company incurred legal fees of $110,000, $116,000 and $138,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively with a law firm which is a shareholder of the Company.

        For the years ended September 30, 2012, 2011 and 2010, respectively, the Company incurred service fees of $2,000, $0, and $25,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company's Chairman and Chief Executive Officer.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (unaudited):

        Summarized quarterly results of operations of the Company for the years ended September 30, 2012 and September 30, 2011 are presented below:

	Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,755,459	$6,760,221	$6,134,492	$6,928,026
Cost of sales	2,629,860	3,659,505	3,518,867	4,259,701
Gross profit	2,125,599	3,100,716	2,615,625	2,668,325
Operating income (loss)	(658,199)	346,543	355,162	373,006
Net income (loss)	(342,979)	288,873	259,971	2,773,129
Net income (loss) per common share
Basic	$(0.02)	$0.02	$0.02	$0.17
Diluted	$(0.02)	$0.02	$0.02	$0.17

	Fiscal Year Ended September 30, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,529,811	$6,746,070	$5,971,494	$6,490,277
Cost of sales	2,935,655	2,873,414	2,811,960	3,324,155
Gross profit	3,594,156	3,872,656	3,159,534	3,166,122
Operating income (loss)	151,200	466,686	(104,935)	94,956
Net income (loss)	284,780	499,152	(78,981)	11,639
Net income (loss) per common share
Basic	$0.02	$0.03	$(0.00)	$0.00
Diluted	$0.02	$0.03	$(0.00)	$0.00

        Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

16. Business Segments:

        The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, DOI, government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EMD services. Most of the Company's sales, operating results and identifiable assets are in the United States. During fiscal 2012, 2011 and 2010, IS&S derived 87%, 79% and 68%, respectively, of its total revenues from the sale of FPDS. During fiscal 2012, 2011 and 2010, the Company derived 13%, 21% and 32%, respectively, of total revenues from the sale of air data systems related products. During fiscal 2012, 2011 and 2010, the Company derived 26%, 2% and 7%, respectively, of total revenues from the sale of EMD services.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segments: (Continued)

Geographic Data

        Most of the Company's sales, operating results and identifiable assets are in the United States. In fiscal year 2012, 2011 and 2010, net sales outside the United States amounted to $4.4 million, $4.0 million and $2.8 million, respectively.

Product Data

        The Company's current product line includes FPDS and air data systems and components. During fiscal 2012, 2011 and 2010, the Company derived 87%, 79% and 68%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

17. Subsequent Event:

        On December 7, 2012 the Company's Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on or about December 27, 2012 to shareholders of record as of the close of business on December 17, 2012. The aggregate amount of the payment to be made in connection with the dividend will be approximately $24.9 million.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure.

        None

Item 9A.    Controls and procedures

(a)
An evaluation was performed under supervision and with participation of the Company's management, including its Chief Executive Officer, ("CEO"), and Chief Financial Officer, ("CFO"), of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2012. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company's management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's report on internal control over financial reporting

        Management of Innovative Solutions & Support, Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2012, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Innovative Solutions and Support, Inc.
Exton, Pennsylvania

        We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2012 of the Company and our report dated December 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 14, 2012

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

Equity Compensation Plan Information

        The following table gives information about the Company's common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	870,668	$6.37	656,471
Equity compensation plans not approved by security holders	—	$—	—

        The 2003 Restricted Stock Plan for non-employee directors was approved by shareholders at the Company's February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors. In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year. The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan. However, the Company continued to make an annual grant of restricted shares under the 2009 Plan. Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

        In the fiscal years ended September 30, 2012, 2011 and 2010, awards to the Company's non-employee directors under the Plan were 42,430, 42,237 and 37,862 shares respectively.

Item 13.    Certain relationships and related transactions and director independence.

Related Party Transactions

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

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

      See index to Financial Statements at Item 8 on page 31 of this report.

    2.
    Financial Statement Schedules

      Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

    3.
    The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S.(2)
3.2	Bylaws of IS&S.(7)
10.1	IS&S 1988 Incentive Stock Option Plan.(1)(3)
10.2	IS&S 1998 Stock Option Plan.(1)(4)
10.3	IS&S 2003 Restricted Stock Plan(1)(6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan(5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour(10)
21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment to the IS&S 1998 Stock Option Plan.(1)(8)
101
101.INS	XBRL Instance Document(9)
101.SCH	XBRL Taxonomy Extension Scheme Document(9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(9)
101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document(9)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(9)
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document(9)

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

(10)
Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
By:	/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick Chairman & Chief Executive Officer
Dated: December 14, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M. HEDRICK Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 14, 2012
/s/ SHAHRAM ASKARPOUR Shahram Askarpour	President	December 14, 2012
/s/ RONALD C. ALBRECHT Ronald C. Albrecht	Chief Financial Officer (Principal Accounting Officer)	December 14, 2012
/s/ GLEN R. BRESSNER Glen R. Bressner	Director	December 14, 2012
/s/ WINSTON J. CHURCHILL Winston J. Churchill	Director	December 14, 2012
/s/ ROBERT MIONIS Robert Mionis	Director	December 14, 2012
/s/ ROBERT E. MITTELSTAEDT, JR. Robert E. Mittelstaedt, Jr.	Director	December 14, 2012
/s/ ROBERT H. RAU Robert H. Rau	Director	December 14, 2012