Form 10-Q
period 2012-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2013-02-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 1, 2013, there were 16,776,797 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2012

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents	$17,027,886	$42,977,501
Accounts receivable, net	4,238,626	3,978,512
Inventories	3,467,694	3,801,547
Deferred income taxes	1,683,578	1,588,162
Prepaid expenses and other current assets	3,669,728	2,031,644

Total current assets	30,087,512	54,377,366

Property and equipment, net	7,151,650	7,214,378
Non-current deferred income taxes	697,805	846,887
Other assets	145,400	158,600

Total Assets	$38,082,367	$62,597,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$779,288	$1,139,464
Accrued expenses	2,609,028	2,723,812
Deferred revenue	1,161,532	1,426,552

Total current liabilities	4,549,848	5,289,828

Non-current deferred income taxes	129,201	128,998
Other liabilities	77,376	98,002

Total Liabilities	4,756,425	5,516,828

Commitments and contingencies (See Note 6)	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2012 and September 30, 2012	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,521,044 and 18,329,314 issued at December 31, 2012 and September 30, 2012, respectively	18,521	18,329

Additional paid-in capital	48,781,705	47,845,732
Retained earnings	4,915,307	29,605,236
Treasury stock, at cost, 1,756,807 and 1,756,632 shares at December 31, 2012 and September 30, 2012, respectively	(20,389,591)	(20,388,894)

Total Shareholders’ Equity	33,325,942	57,080,403

Total Liabilities and Shareholders’ Equity	$38,082,367	$62,597,231

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ending December 31,
	2012	2011
Net sales:
Product	$4,739,448	$4,022,052
Engineering - modification and development	1,797,286	733,407
Total net sales	6,536,734	4,755,459

Cost of sales
Product	2,160,448	2,043,266
Engineering - modification and development	1,336,034	586,594
Total cost of sales	3,496,482	2,629,860

Gross profit	3,040,252	2,125,599

Operating expenses:
Research and development	850,852	790,223
Selling, general and administrative	1,804,809	1,993,575
Total operating expenses	2,655,661	2,783,798

Operating income (loss)	384,591	(658,199)

Interest income	17,572	21,779
Interest (expense)	—	(237)
Other income	11,545	42,069
Income (loss) before income taxes	413,708	(594,588)

Income tax expense (benefit)	96,119	(251,609)

Net income (loss)	$317,589	$(342,979)

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Cash dividends per share:	$1.50	$—

Weighted Average Shares Outstanding:
Basic	16,608,507	16,721,494
Diluted	16,608,513	16,721,494

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$317,589	$(342,979)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	119,159	167,057
Share-based compensation expense:
Stock options	133,691	88,531
Nonvested stock awards	50,018	49,994
Excess tax benefit from share-based compensation	(10,304)	303
Deferred income tax expense	53,869	167
(Increase) decrease in:
Accounts receivable	(260,114)	563,712
Inventories	333,853	(634,926)
Prepaid expenses and other current assets	(1,638,084)	26,433
Increase (decrease) in:
Accounts Payable	(360,176)	583,504
Accrued expenses	(57,963)	(160,086)
Income taxes payable	(77,447)	(405,416)
Deferred revenue	(265,020)	685,291
Net cash (used in) provided by operating activities	(1,660,929)	621,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,231)	(111,898)
Net cash (used in) investing activities	(43,231)	(111,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(695)	(348,692)
Dividend paid	(25,007,519)	—
Proceeds from exercise of stock options	762,759	—
Repayment of capitalized lease obligations	—	(3,210)
Net cash (used in) financing activities	(24,245,455)	(351,902)

Net (decrease) increase in cash and cash equivalents	(25,949,615)	157,785
Cash and cash equivalents, beginning of year	42,977,501	42,625,854

Cash and cash equivalents, end of period	$17,027,886	$42,783,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$237
Cash paid for income tax	$130,000	$153,327

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense (“DoD”), its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2012 is derived from audited financial statements. Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2012 and September 30, 2012 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years, respectively. During fiscal 2013, no depreciation was provided for the airplane since it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the three months ended December 31, 2012 or 2011.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture,  and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in Engineering Modification and Development (“EMD”) sales and any functional upgrade and product elements in product sales on the accompanying consolidated statement of operations.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”), FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s selling price.  The Company then considers the appropriate recognition method for each deliverable.  The Company’s multiple element arrangements can include defined design and development activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by ASU 2009-13, which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company’s determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains defined design and EMD activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EMD sales, amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EMD sales, and any functional upgrade and product elements in “product” sales on the accompanying consolidated statement of operations.

Single Element Arrangements —

Products -

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes sales when revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company also receives orders for equipment and parts.  Generally, sales from the sale of such products are recognized upon shipment to customers.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering —modification and development services

The Company may enter into contracts to perform specified design and EMD services related to its products.  The Company recognizes revenue from these arrangements as EMD sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, and cost, overhead and capital costs. These contracts sometimes include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for, either as an integral part of the original contract, or separately depending upon the nature and value of the item in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

Estimates of profit margins for contracts are reviewed typically by the Company on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the three months ended December 31, 2012 and 2011.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period.  Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible.  The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.  The current balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  There is no assurance of such future income before income taxes.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate, and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EMD. At December 31, 2012, approximately 43% of the Company’s employees were engineers engaged in various engineering development projects.  IS&S invests a large percentage of its sales in engineering development to allow its customers to benefit from the latest technological advancements.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in engineering development projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-engineering modification and development based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ending December 31, 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income, or accumulated other comprehensive income balances in the equity accounts, for any of the periods presented.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft, accounts payable, and short-term debt approximate their fair value due to the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$15,242,590	$—	$—

Fair Value Measurement on September 30, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,384,756	$—	$—

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

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affects warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Concentrations

Major Customers and Products

For the three months ended December 31, 2012, two customers - Eclipse Aerospace and American Airlines, Inc. (“AAI”) accounted for 29% and 13% of net sales, respectively.  For the three months ended December 31, 2011, two customers — Eclipse Aerospace and AAI , accounted for 29%, 19% of net sales, respectively.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  At December 31, 2012, orders from AAI account for a material portion of the Company’s backlog.  Subsequent to the filing of the Bankruptcy, AAI continued to purchase products from the Company.  See Note 6 — Contingencies.

Major Suppliers

The Company currently buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2012, the Company had one supplier that comprised greater than 10% of the Company’s total inventory purchases.  For the three months ended December 31, 2011, the Company had one supplier which accounted for greater than 10% of the Company’s total inventory related purchases.

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

The Company has maintained a reserve for doubtful accounts in the amount of $0.2 million, as of December 31, 2012 and September 30, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The adoption of ASU 2011-05 became effective for the Company in the first quarter of 2013, and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2012	2012
Raw materials	$2,610,038	$2,752,833
Work-in-process	580,994	555,495
Finished goods	276,662	493,219
	$3,467,694	$3,801,547

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2012	2012

Revenue recognized not yet invoiced	$3,007,771	$1,595,436
Prepaid insurance	233,075	176,340
Other	428,882	259,868
	$3,669,728	$2,031,644

Revenue recognized not yet invoiced principally represents sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	December 31,	September 30,
	2012	2012

Computer equipment	$2,119,481	$2,090,556
Corporate airplane	3,082,186	3,082,186
Furniture and office equipment	1,076,849	1,076,849
Manufacturing facility	5,616,422	5,605,616
Equipment	4,382,214	4,378,714
Land	1,021,245	1,021,245
	17,298,397	17,255,166
Less: Accumulated depreciation and amortization	(10,146,747)	(10,040,788)
	$7,151,650	$7,214,378

Depreciation and amortization related to property and equipment was approximately $106,000 and $125,000 for the three months ended December 31, 2012 and 2011, respectively.  The Corporate airplane is primarily utilized in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2012	2012
Intangible assets, net of accumulated amortization of $454,837 and $441,637 at December 31, 2012 and September 30, 2012, respectively	$145,400	$158,600

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded for the three months ended December 31, 2012 and 2011.

Total amortization expense was approximately $13,000 and $42,000 for the three months ended December 31, 2012 and 2011, respectively. Since the intangible assets are being amortized over a defined number of units, the timing of future amortization expense is not determinable.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2012	2012

Warranty	$799,748	$850,499
Salary, benefits and payroll taxes	272,204	531,862
Professional fees	380,998	330,858
Income taxes payable	76,160	132,980
Materials on order	60,871	43,374
Other	1,019,047	834,239

	$2,609,028	$2,723,812

Warranty cost and accrual information for the three months ended December 31, 2012 is highlighted below:

Warranty Accrual at September 30, 2012	$850,499
Accrued expense for the three months ended December 31, 2012	(12,931)
Warranty cost for the three months ended December 31, 2012	(37,820)
Warranty Accrual at December 31, 2012	$799,748

3. Income Taxes

The income tax expense for the three months ended December 31, 2012 was $96,000 compared to a benefit of $252,000 for the three months ended December 31, 2011.  The income tax expense for the three months ended December 31, 2012 was the result of the pre-tax income for the quarter compared to the pre-tax loss from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2012, due primarily to a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation, and the Domestic Production Activities Deduction.

The effective tax rate for the three months ended December 31, 2011 was (42%).  The effective tax rate differs from the statutory rate for the three months ended December 31, 2011, due primarily to the current tax benefits resulting from the loss recorded, and a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted.  The Tax Relief Act included a two-year extension of the Research and Development Tax Credit (“R&D Tax Credit”) which reinstated retroactively and extended the federal R&D Tax Credit for amounts paid or incurred from January 1, 2012 to December 31, 2013.   The Company is in the process of evaluating the impact of the R&D Tax Credit extension, and will record the impact of this legislation in the quarter ending March 31, 2013, as required by ASC Topic 740.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods.   As a result of this analysis, the Company determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At December 31, 2012, the balance of the deferred tax valuation allowance relates principally to NOLs of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion of these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2012, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $184,000 and $139,000 for the three months ended December 31, 2012 and 2011, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($10,000) and $300 for the three months ended December 31, 2012 and 2011, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains three share based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). These plans were each approved by the Company’s shareholders. The 1998 Plan expired on November 13, 2008, and there are no further shares of common stock to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants.  No stock options were granted to independent contractors or consultants under the 1998 Plan.  Total compensation expense under the 1998 Plan was approximately $10,000 and $26,000 for the three months ended December 31, 2012 and 2011, respectively.

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

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It called for an annual award of non-vested shares of common stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The shares of common stock were awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under the Restricted Plan. However, the Company continued to make an annual grant of restricted shares under the 2009 Plan.

There was no compensation expense under the Restricted Plan for the three months ended December 31, 2012 and 2011, respectively.

2009 Stock Option Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options, and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2012, there were 644,803 shares of common stock available for awards under the plan.

If any Award is forfeited, or if any Option terminates, expires, or lapses without being exercised, the shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.  By unanimous consent of the Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option was reduced by $1.50 per share pursuant to the terms of the 1998 Plan or the 2009 Plan, as applicable, to offset the dilutive impact of the special dividend paid by the Company on its common stock on December 27, 2012 to holders of record on December 17, 2012.

Total compensation expense related to options issued to employees under the 2009 Plan was approximately $124,000 and $113,000 for the three months ended December 31, 2012 and 2011, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Board of Directors on a quarterly basis as compensation was $50,000 for the three months ended December 2012 and 2011.

Stock repurchase program

On February 16, 2010, the Company’s Board of Directors approved the Company’s repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock. Under the repurchase program, the Company may purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program expired on February 10, 2012 and was extended by the Board of Directors on February 11, 2012 until February 10, 2013. The program may be discontinued or suspended at any time. During the three months ended December 31, 2012 the Company purchased 175 shares of common stock under the program at a total cost of $696 and at an average market price of $3.96 per share, financed with available cash.  During the three months ended December 31, 2011 the Company purchased 88,516 shares of common stock under the program at a total cost of $348,692 and at an average market price of $3.92 per share, financed with available cash.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated pursuant to FASB ASC Topic 260, Earnings Per Share. (“ASC Topic 260”).

For the three month period ended December 31, 2012, the Common Stock Equivalent related to 300 options outstanding to purchase common stock were included in the computation of diluted EPS. For the three month periods ended December 31, 2011, 612,500 options outstanding to purchase common stock were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed for the Bankruptcy.  For the three months ended December 31, 2012 and 2011 AAI accounted for 13% and 19% of net sales, respectively. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and therefore, no reserve has been recorded against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) . These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely”, and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the United States Securities and Exchange Commission (the “SEC”) on December 14, 2012 and the following factors:

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

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result also in fluctuations in the price of the Company’s common stock.

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances, or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act.

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

Company Overview

IS&S was founded in 1988. The Company is a systems integrator that designs, manufactures, and sells flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems (“FPDS”) product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, reduce substantially product time to market and to achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS products (equipped with a WAAS enabled navigator) will be qualified to land at such airports, and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”), and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, IS&S revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will be interested instead in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S.

Cost-of-sales related to product sales is comprised of material components and third party avionics purchased from suppliers, direct in-house assembly labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control, and quality control.  Cost of sales includes warranty costs.

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

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2012. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2012 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2012 AND 2011

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending December 31,
	2012	2011
Net sales:
Product	72.5%	84.6%
Engineering - modification and development	27.5%	15.4%
Total net sales	100.0%	100.0%

Cost of sales
Product	33.1%	43.0%
Engineering - modification and development	20.4%	12.3%
Total cost of sales	53.5%	55.3%

Gross profit	46.5%	44.7%

Operating expenses:
Research and development	13.0%	16.6%
Selling, general and administrative	27.6%	41.9%
Total operating expenses	40.6%	58.5%

Operating income (loss)	5.9%	(13.8)%

Interest income	0.3%	0.5%
Interest (expense)	0.0%	0.0%
Other income	0.2%	0.9%
Income (loss) before income taxes	6.4%	(12.4)%

Income tax expense (benefit)	1.5%	(5.3)%

Net income (loss)	4.9%	(7.1)%

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Net sales. Net sales increased $1.8 million, or 37%, to $6.5 million for the three months ended December 31, 2012 from $4.7 million in the three months ended December 31, 2011. For the three months ended December 31, 2012, product sales increased $0.7 million and EMD sales increased $1.1 million from the same period in the prior year. Product sales were higher due primarily to increased shipments of displays for retrofit programs to general aviation and commercial transport customers during the three months ended December 31, 2012 compared to the same period in the prior year.  The increase in EMD sales was primarily the result of revenues from new design and EMD projects. For the three months ended December 31, 2012 and 2011, the Company recognized equal amounts of revenue and cost of $0.5 million, related to contracts for which a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-35 “Construction-Type and Production-Type Contracts”.

Cost of sales. Cost of sales increased $0.9 million or 33%, to $3.5 million, or 53% of net sales in the three months ended December 31, 2012 from $2.6 million, or 55% of net sales in the three months ended December 31, 2011. The increase in cost of sales was primarily attributable to an increase in engineering resources allocated to EMD projects and to higher product sales volume.

Research and development. Research and development expense increased $0.1 million, or 8%, to $0.9 million, or 13% of net sales, in the three months ended December 31, 2012 from $0.8 million, or 17% of net sales, in the three months ended December 31, 2011.  The increase in research and development expense in the quarter was due primarily to a higher number of engineering hours allocated to pre-contract engineering assessment and design for EMD projects and to internal R&D projects.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.2 million, or 9%, to $1.8 million, or 28% of net sales in the three months ended December 31, 2012 from $2.0 million, or 42% of net sales, in the three months ended December 31, 2011. The decrease in selling, general, and administrative expense in the quarter was due primarily to lower professional fees compared to the prior year period.

Interest income. Interest income was $18,000 in the three months ended December 31, 2012 as compared to $22,000 in the three months ended December 31, 2011. The decrease in interest income was primarily the result of lower interest rates in the quarter compared to the prior year period.

Interest expense. Interest expense for the three months ended December 31, 2012 was $0, compared to approximately $200 in the three months ended December 31, 2011.  The expense was related to office equipment leases which expired by the end of the last fiscal year .

Income tax expense (benefit). The income tax expense for the three months ended December 31, 2012 was $96,000 as compared to a tax benefit of $252,000 for the three months ended December 31, 2011.  The income tax expense for the three months ended December 31, 2012 was the result of the pre-tax income for the quarter compared to the pre-tax loss from the same period in the prior year.

The effective tax rate for the three months ended December 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2012 due primarily to a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation, and the Domestic Production Activities Deduction.

The effective tax rate for the three months ended December 31, 2011 was (42%).  The effective tax rate differs from the statutory rate for the three months ended December 31, 2011, due primarily to the current tax benefits resulting from the loss recorded, and a decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted.  The Tax Relief Act included a two-year extension of the Research and Development Tax Credit (“R&D Tax Credit”), which retroactively reinstated and extended the federal R&D Tax Credit for amounts paid or incurred from January 1, 2012 to December 31, 2013.  The Company is in the process of evaluating the impact of the R&D Tax Credit extension, and will record the impact of this legislation in the quarter ending March 31, 2013 as required by ASC Topic 740, “Income Taxes”.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods.   As a result of this analysis, the Company determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At December 31, 2012, the balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion of these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

Net income (loss).  As a result of the components described above, the Company reported net income for the three months ended December 31, 2012 of $318,000 compared to a net loss of ($343,000) for the three months ended December 31, 2011.  On a fully diluted basis, the income per share of $0.02 for the three months ended December 31, 2012 compares to a loss per share of ($0.02) for the three months ended December 31, 2011.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2012	2012
Cash and cash equivalents	$17,027,886	$42,977,501
Accounts receivable, net	4,238,626	3,978,512
Current assets	30,087,512	54,377,366
Current liabilities	4,549,848	5,289,828
Deferred revenue	1,161,532	1,426,552
Total debt and other non-current liabilities (1)	206,577	227,000
Quick ratio (2)	4.67	8.88
Current ratio (3)	6.61	10.28

	Three Months Ending December 31,
	2012	2011
Cash flow activites:
Net cash (used in) provided by operating activites	$(1,660,929)	$621,585
Net cash (used in) investing activites	(43,231)	(111,898)
Net cash (used in) financing activites	(24,245,455)	(351,902)

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

Operating activities

Despite the net income for the quarter, the Company used cash in operating activities of $1.7 million for the three months ended December 31, 2012 compared to providing cash of $0.6 million for the three months ended December 31, 2011.  The cash used in operating activities during the three months ended December 31, 2012 was primarily the result of an increase in revenue recognized not invoiced of $1.4 million.  Revenue recognized not yet invoiced principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on EMD projects.  The Company believes that the cash invested in funding the EMD programs will be recovered from customers as project milestones are completed over the next twelve months.

Investing activities

For the three months ended December 31, 2012 and 2011, the Company spent $43,000 and $112,000, respectively, primarily for the purchase of production and laboratory test equipment.

Financing activities

On December 7, 2012 the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on December 27, 2012 to shareholders of record as of the close of business on December 17, 2012.  The aggregate amount of the payment made in connection with the dividend was approximately $25 million.  For the three months ended December 2012, the Company received $0.8 million from the exercise of options to acquire shares of common stock.  There was a small repurchase of 175 shares of common stock during the three months ended December 31, 2012. For the three months ended December 2011, the Company used $0.3 million for the repurchase of 88,516 shares of common stock.

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

Backlog

As of December 31, 2012 and September 30, 2012, backlog was $29.4 million and $19.7 million, respectively.  Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The increase during the quarter of $9.7 million, or 49%, was the result of $16.2 million in new business, offset by $6.5 million of revenue recognized for the three months ended December 31, 2012.  As of December 31, 2012, approximately 36% of the Company’s backlog is not expected to be filled within fiscal year 2013.

Backlog activity for the three months ended December 31, 2012 (in thousands):

Balance at			Balance at
September 30,	Bookings	Recognized	December 31,
2012	(net of De-bookings)	in Revenue	2012

$19,712	$16,257	$6,537	$29,432

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at variable rates.  Accordingly, the Company does not participate in interest rate hedging, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ended December 31, 2012 (net of the special dividend of approximately $25 million paid on December 27, 2012), were constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $35,000, with a resulting impact on cash flows of approximately $35,000 for the three months ended December 31, 2012.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will have a material adverse effect on the results of operations or financial position.

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three months ended December 31, 2012 and 2011 AAI accounted for 13% and 19% of net sales, respectively. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.

As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and therefore, no reserve has been recorded against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010.  The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded as at December 31, 2012.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. This matter has not been resolved as of the date hereof.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning the Company’s repurchases of shares of common stock during the quarter ended December 31, 2012 pursuant to the Company’s repurchase program.

			Total Number of	Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the
Month Ended	Shares Purchased	per Share	Programs	Program (1)

October 31, 2012	175	$3.96	175	713,703
November 30, 2012	—	—	—	713,703
December 31, 2012	—	—	—	713,703
	175	$3.96	175

(1)         A description of the maximum number of shares of common stock that may be purchased under the Company’s repurchase program is set forth in Note 4 to the Company’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 4 to the Company’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of the Company’s repurchase program.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 11, 2013	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER