Form 10-Q
period 2013-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2013-05-09
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 16,789,657 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$16,324,325	$42,977,501
Accounts receivable, net	5,907,328	3,978,512
Inventories	3,912,131	3,801,547
Deferred income taxes	1,994,613	1,588,162
Prepaid expenses and other current assets	4,405,173	2,031,644

Total current assets	32,543,570	54,377,366

Property and equipment, net	7,150,754	7,214,378
Non-current deferred income taxes	548,319	846,887
Other assets	129,800	158,600

Total Assets	$40,372,443	$62,597,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,718,863	$1,139,464
Accrued expenses	2,813,942	2,723,812
Deferred revenue	905,169	1,426,552

Total current liabilities	5,437,974	5,289,828

Non-current deferred income taxes	129,953	128,998
Other liabilities	113,016	98,002

Total Liabilities	5,680,943	5,516,828

Commitments and contingencies (See Note 6)	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2013 and September 30, 2012	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,533,904 and 18,329,314 issued at March 31, 2013 and September 30, 2012, respectively	18,534	18,329

Additional paid-in capital	49,040,122	47,845,732
Retained earnings	6,022,435	29,605,236
Treasury stock, at cost, 1,756,807 and 1,756,632 shares at March 31, 2013 and September 30, 2012, respectively	(20,389,591)	(20,388,894)

Total Shareholders’ Equity	34,691,500	57,080,403

Total Liabilities and Shareholders’ Equity	$40,372,443	$62,597,231

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,		Six Months Ending March 31,
	2013	2012	2013	2012
Net sales:
Product	$6,846,129	$5,285,345	$11,585,577	$9,307,397
Engineering development contracts	1,368,845	1,474,876	3,166,131	2,208,283
Total net sales	8,214,974	6,760,221	14,751,708	11,515,680

Cost of sales:
Product	2,602,547	2,783,129	4,762,996	4,826,395
Engineering development contracts	1,661,033	876,376	2,997,067	1,462,970
Total cost of sales	4,263,580	3,659,505	7,760,063	6,289,365

Gross profit	3,951,394	3,100,716	6,991,645	5,226,315

Operating expenses:
Research and development	805,126	926,379	1,655,978	1,716,602
Selling, general and administrative	1,935,431	1,827,794	3,740,240	3,821,369
Total operating expenses	2,740,557	2,754,173	5,396,218	5,537,971

Operating income (loss)	1,210,837	346,543	1,595,427	(311,656)

Interest income	6,181	20,156	23,753	41,935
Interest (expense)	—	(180)	—	(417)
Other income	13,261	8,568	24,806	50,637
Income (loss) before income taxes	1,230,279	375,087	1,643,986	(219,501)

Income tax expense (benefit)	123,151	86,214	219,271	(165,395)

Net income (loss)	$1,107,128	$288,873	$1,424,715	$(54,106)

Net income (loss) per common share:
Basic	$0.07	$0.02	$0.09	$(0.00)
Diluted	$0.07	$0.02	$0.09	$(0.00)

Cash dividends per share:	$—	$—	$1.50	$—

Weighted Average Shares Outstanding:
Basic	16,776,924	16,636,725	16,692,715	16,679,109
Diluted	16,781,756	16,636,732	16,695,135	16,679,109

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,424,715	$(54,106)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	245,413	298,738
Share-based compensation expense:
Stock options	343,459	189,879
Nonvested stock awards	100,031	99,988
Excess tax adjustment from share-based compensation	(12,403)	(1,549)
(Increase) decrease in:
Accounts receivable	(1,928,816)	(458,874)
Inventories	(110,584)	(970,276)
Prepaid expenses and other current assets	(2,373,529)	(323,137)
Increase (decrease) in:
Accounts payable	579,399	1,176,951
Accrued expenses	(103,458)	(477,491)
Income taxes payable	208,602	(317,518)
Deferred income tax	(106,928)	335
Deferred revenue	(521,383)	2,086,635
Net cash (used in) provided by operating activities	(2,255,482)	1,249,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(152,988)	(111,898)
Net cash used in investing activities	(152,988)	(111,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(696)	(559,527)
Dividend paid	(25,007,519)	—
Proceeds from exercise of stock options	763,509	—
Repayment of capitalized lease obligations	—	(6,478)
Net cash used in financing activities	(24,244,706)	(566,005)

Net (decrease) increase in cash and cash equivalents	(26,653,176)	571,672
Cash and cash equivalents, beginning of year	42,977,501	42,625,854

Cash and cash equivalents, end of period	$16,324,325	$43,197,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$417
Cash paid for income tax	$130,000	$153,327

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense (“DoD”) and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2012 is derived from audited financial statements. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2013 and September 30, 2012 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years, respectively. During fiscal 2013, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2013 or 2012.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering development services elements in engineering development contracts (“EDC”) sales and any functional upgrade and product elements in product sales in the accompanying consolidated statement of operations.

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

To the extent that an arrangement contains software components, which include functional upgrades, that the Company sells on a standalone basis and which it has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

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

The Company utilizes the selling price hierarchy that has been established by ASU 2009-13, which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that it would use to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains defined design and engineering development activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales, amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering development activity elements in EDC sales, and any functional upgrade and product elements in Product sales on the accompanying consolidated statement of operations.

Single Element Arrangements —

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes sales when revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company also receives orders for equipment and parts.  Generally, revenues from the sale of such products are recognized upon shipment to customers.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering Development Contracts

The Company may enter into contracts to perform specified design and engineering development services related to its products.  The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonably and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, prototype costs, overhead costs and capital costs. These contracts sometimes include purchase options for additional quantities and for customer change orders for additional or revised product functionality. Revenues and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while revenues and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Revenues related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for, either as an integral part of the original contract, or separately depending upon the nature and value of the item in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains, and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage-of-completion method following the guidance included in FASB ASC Topic 605-35.

Estimates of profit margins for contracts are reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in revenues and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates did not have a material effect on our results of operations during the three and six months ended March 31, 2013 and 2012.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period.  Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals which are considered appropriate, and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position, but could possibly be material to its consolidated results of operations or cash flows of any one period.

Engineering Development

The Company invests a large percentage of its revenues in EDC and in internal research and development (“R&D”). At March 31, 2013, approximately 48% of the Company’s employees were engaged in various engineering projects.  IS&S invests a large percentage of its revenues in EDC and R&D projects to allow its customers to benefit from the latest technological advancements.  Total engineering expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in engineering development projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and six months ending March 31, 2013 and 2012, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and September 30, 2012, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$15,394,702	$—	$—

Fair Value Measurement on September 30, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,384,756	$—	$—

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

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Concentrations

Major Customers and Products

For the three months ended March 31, 2013, four customers, Eclipse Aerospace, American Airlines, L3 Communications, and FedEx accounted for 24%, 19%, 14% and 12% of net sales, respectively.  During the six months ended March 31, 2013, two customers, Eclipse Aerospace and American Airlines accounted for 26%, and 16% of net sales, respectively.

For the three months ended March 31, 2012, three customers, Eclipse Aerospace, FedEx, and the National Nuclear Security Administration accounted for 22%, 20% and 16% of net sales, respectively.  During the six months ended March 31, 2012, three customers, Eclipse Aerospace, National Nuclear Security Administration, and FedEx accounted for 24%, 12% and 12% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2013 the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory purchases.

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

The Company maintained a reserve for doubtful accounts in the amount of $0.2 million at March 31, 2013 and September 30, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”).  ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 was to be adopted retrospectively and became effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 became effective for the Company in the first quarter of 2013 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows because the Company does not have any reportable components of other comprehensive income.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2013	2012
Raw materials	$2,761,521	$2,752,833
Work-in-process	860,724	555,495
Finished goods	289,886	493,219
	$3,912,131	$3,801,547

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2013	2012

Revenue recognized not yet invoiced	$4,001,505	$1,595,436
Prepaid insurance	192,975	176,340
Other	210,693	259,868
	$4,405,173	$2,031,644

Revenue recognized not yet invoiced represents principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	March 31,	September 30,
	2013	2012

Computer equipment	$2,203,457	$2,090,556
Corporate airplane	3,104,255	3,082,186
Furniture and office equipment	1,076,849	1,076,849
Manufacturing facility	5,616,422	5,605,616
Equipment	4,385,927	4,378,714
Land	1,021,245	1,021,245
	17,408,155	17,255,166
Less: Accumulated depreciation and amortization	(10,257,401)	(10,040,788)
	$7,150,754	$7,214,378

Depreciation and amortization related to property and equipment was approximately $111,000 and $126,000 for the three months ended March 31, 2013 and 2012, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $217,000 and $251,000 for the six months ended March 31, 2013 and 2012, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2013	2012
Intangible assets, net of accumulated amortization of $470,437 and $441,637 at March 31, 2013 and September 30, 2012, respectively	$129,800	$158,600

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the six months ended March 31, 2013 and 2012.

Total amortization expense was approximately $16,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively. Total amortization expense for the six months ended March 31, 2013 and 2012 was $29,000 and $47,000, respectively. Because the intangible assets are being amortized over a defined number of units, the timing of future amortization expense is not determinable.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2013	2012

Warranty	$744,722	$850,499
Salary, benefits and payroll taxes	598,501	531,862
Professional fees	411,091	330,858
Income taxes payable	326,568	132,980
Materials on order	125,266	43,374
Other	607,794	834,239

	$2,813,942	$2,723,812

	Three Months Ending	Six Months Ending
	March 31, 2013	March 31, 2013

Warranty accrual, beginning of period	$799,748	$850,499
Accrued expense for the three and six months ended March 31, 2013	(11,886)	(24,817)
Warranty cost for the three and six months ended March 31, 2013	(43,140)	(80,960)
Warranty accrual, end of period	$744,722	$744,722

3. Income Taxes

At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, which is applied to year-to-date income to compute income tax expense exclusive of discrete items. Tax items discrete to a specific quarter are included in computing the income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  The income tax expense for the three and six months ended March 31, 2013 was $123,000 and $219,000, respectively, compared to a tax expense of $86,000 and benefit of $165,000, respectively, for the three and six months ended March 31, 2012.  The income tax expense for the three and six months ended March 31, 2013 was the result of the actual pre-tax income for the respective three and six months compared to the actual pre-tax income and pre-tax loss from the same periods in the prior year, respectively.

The effective tax rate for the three months ended March 31, 2013 and 2012 were 10% and 23%, respectively.  The effective tax rate for the three months ended March 31, 2013 differs from the statutory rate, due primarily to the retroactive extension of the Federal Research and Development Tax Credit (“Federal R&D Tax Credit”).  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit. Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended March 31, 2013.

The effective tax rate for the three month period ended March 31, 2012 differs from the statutory rate primarily because of the limitation on the recognition of the current tax benefit from the carry-back of year-to-date losses to recover federal income taxes previously paid, and because any benefit from deferred tax assets generated (used) was fully reserved (offset) by the valuation allowance maintained at that time.

The effective tax rates for the six months ended March 31, 2013 was 13%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2013 due primarily to the favorable impact of the extension of the Federal R&D Tax Credit mentioned above.  The effective tax benefit rate for the six months ended March 31, 2012 was 75%.  The effective tax benefit rate differs from the statutory rate for the six months ended March 31, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation, resulting in a greater benefit to the period.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods and, as a result of this analysis, determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At March 31, 2013, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion, or all, of these net state deferred tax assets will not be realized in future periods. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2013, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $260,000 and $151,000 for the three months ended March 31, 2013 and 2012, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($2,000) and ($2,000) for the three months ended March 31, 2013 and 2012, respectively.

Total share-based compensation expense was approximately $443,000 and $290,000 for the six months ended March 31, 2013 and 2012, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($12,000) and ($2,000) for the six months ended March 31, 2013 and 2012, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

By unanimous consent of the Company’s Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option to purchase common stock was reduced by $1.50 per share pursuant to the terms of the 1998 Plan or the 2009 Plan (each as defined below), as applicable, to offset the dilutive impact of the special dividend paid by the Company on December 27, 2012 to common stock holders of record on December 17, 2012.  As required by ASC Topic 718, the Company recorded an expense of $22,000 related to the vested outstanding options as a result of this one time reduction to the option exercise price in the quarter ended March 31, 2013.  For non-vested options, the Company added the additional compensation cost of $59,000 to the remaining unrecognized compensation cost for the original share options and will expense the total amount ratably over the remaining vesting period of the options in accordance with the guidance provided by ASC Topic 718.

The Company maintains three share based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”), and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). The Company’s shareholders approved each of these plans. The 1998 Plan expired on November 13, 2008, and there are no further available shares of common stock to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 Plan was approximately $21,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $31,000 and $51,000 for the six months ended March 31, 2013 and 2012, respectively.

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

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It provided for an annual award of non-vested shares of common stock having a fair market value of $40,000 at close of business on October 1 of each year for each eligible non-employee director. The shares of common stock were awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under the Restricted Plan. However, the Company continues to make an annual grant of shares to eligible non-employee directors under the 2009 Plan.

There was no compensation expense under the Restricted Plan for the three and six months ended March 31, 2013 and 2012.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options, and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “Incentive Stock Options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “Nonqualified Stock Options” as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2013, there were 382,243 shares of common stock available for Awards under the 2009 Plan.

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

Total compensation expense related to options issued to employees under the 2009 Plan was approximately $189,000 and $76,000 for the three months ended March 31, 2013 and 2012, respectively; and $312,000 and $139,000 for the six months ended March 31, 2013 and 2012, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors on a quarterly basis as compensation was $50,000 and $50,000 for the three months ended March 31, 2013 and 2012, respectively, and $100,000 and $100,000, for the six months ended March 31, 2013 and 2012, respectively.  Total compensation expense associated with the 2009 Plan was $239,000 and $126,000 for the three months ended March 31, 2013 and 2012, respectively; and $413,000 and $239,000 for the six months ended March 31, 2013 and 2012, respectively.

Stock repurchase program

On February 3, 2012, the Company’s Board of Directors extended the Company’s repurchase program to acquire up to 1,000,000 shares of the Company’s outstanding common stock until February 10, 2013. On April 29, 2013 the Company announced that its Board of Directors had approved a new stock repurchase program, effective as of May 1, 2013, pursuant to which the Company may repurchase up to 250,000 shares of the Company’s outstanding common stock until May 1, 2014. This program replaces the Company’s previous stock repurchase program, which expired as of February 10, 2013.  Under the repurchase program, the Company could purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued or suspended at any time. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the three and six months ended March 31, 2013 the Company purchased 0 and 175 shares of common stock, respectively, under the former program at a cost of $0 and $696, respectively, at an average market price of $0.00 and $3.96 per share, respectively, financed with available cash.  During the three and six months ended March 31, 2012 the Company purchased 52,585 and 141,101 shares of common stock, respectively, under the former program at a cost of $210,826 and $559,506, respectively, at an average market price of $3.99 and $3.95 per share, respectively.

5. Income (Loss) per Share

Income (loss) per share (“EPS”) is calculated using the principles of FASB ASC Topic 260, Earnings Per Share. (“ASC Topic 260”).

For the three and six month periods ended March 31, 2013, the Common Stock Equivalent related to approximately 49,000 and 50,000 options to purchase common stock were included in the computations of diluted EPS.

For the three and six months ended March 31, 2012, the Common Stock Equivalent related to approximately 56,000 and 47,000 options to purchase common stock were included in the computations of diluted EPS.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and six months ended March 31, 2013, AAI accounted for 19% and 16%, respectively, of net sales. For the three and six months ended March 31, 2012, AAI accounted for 1% and 8%, respectively, of net sales. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and, therefore, no reserve has been recorded against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010. The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded at March 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”) . These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely,” and similar expressions, as they relate to the business or to its management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the United States Securities and Exchange Commission (the “SEC”) on December 14, 2012 and the following factors:

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

•                  delays in receiving components from third-party suppliers;

•                  the competitive environment and new product offerings from competitors;

•                  the availability of government funding;

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

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result also in fluctuations in the price of the Company’s common stock.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances, or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act.

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

Company Overview

The Company was founded in 1988. IS&S is a systems integrator that designs, manufactures, sells, and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems (“FPDS”) product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, to reduce substantially product time to market, and to achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS products (equipped with a WAAS enabled navigator) will be qualified to land at such airports, and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”) and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, the Company’s revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will be interested instead in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S.

Cost of sales related to product sales is comprised of material components and third-party avionics purchased from suppliers, direct in-house assembly labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control, and quality control.  Cost of sales includes warranty costs.

Cost of sales related to engineering development contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects. These are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products and these costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and will expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2012. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six month periods ending March 31, 2013 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2013 AND 2012

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending March 31,		Six Months Ending March 31,
	2013	2012	2013	2012
Net sales:
Product	83.3%	78.2%	78.5%	80.8%
Engineering development contracts	16.7%	21.8%	21.5%	19.2%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	31.6%	41.1%	32.3%	41.9%
Engineering development contracts	20.2%	13.0%	20.3%	12.7%
Total cost of sales	51.8%	54.1%	52.6%	54.6%

Gross profit	48.2%	45.9%	47.4%	45.4%

Operating expenses:
Research and development	9.8%	13.7%	11.2%	14.9%
Selling, general and administrative	23.6%	27.0%	25.4%	33.2%
Total operating expenses	33.4%	40.7%	36.6%	48.1%

Operating income (loss)	14.8%	5.2%	10.8%	(2.7)%

Interest income	0.1%	0.3%	0.2%	0.4%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.2%	0.1%	0.2%	0.4%
Income (loss) before income taxes	15.1%	5.6%	11.1%	(1.9)%

Income tax expense (benefit)	1.5%	1.3%	1.5%	(1.4)%

Net income (loss)	13.6%	4.3%	9.7%	(0.5)%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales. Net sales increased 21% to $8.2 million for the three months ended March 31, 2013 compared to $6.8 million for the three months ended March 31, 2012.  Product sales increased $1.5 million for the three months ended March 31, 2013, and were offset partially by a decrease in EDC revenues of $0.1 million from the same period in the prior year.  Product sales increased due to higher shipments to customers for their retrofit and upgrade programs while the decrease in EDC revenues was primarily the result of lower installation activity for an engineering development project. For the three months ended March 31, 2013 and 2012, the Company recognized equal amounts of revenue and cost of $1.0 million and $0.2 million, respectively, related to certain contracts which, at the time of recognition, a zero margin approach to applying the percentage-of-completion method is used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales increased $0.6 million or 16%, to $4.3 million, or 52% of net sales in the three months ended March 31, 2013 from $3.7 million, or 54% of net sales, in the three months ended March 31, 2012. The increase was primarily the result of change in sales mix and the increase in product sales volume.  The change in product mix with an increased proportion of higher margin revenues generated from product sales resulted in a higher gross profit percentage compared to the same period in the prior year.

Research and Development. R&D expense decreased $0.1 million or 13% to $0.8 million, or 10% of net sales, in the three months ended March 31, 2013 from $0.9 million, or 14% of net sales, in the three months ended March 31, 2012.  The decrease in R&D expense in the quarter was primarily the result of a change in mix in which more engineering hours were incurred working on new customer contracts for EDC projects, and a decrease in work on internal R&D related projects.

Selling, general, and administrative. Selling, general and administrative expense increased slightly by $0.1 million at $1.9 million or 24% of net sales in the three months ended March 31, 2013 as compared to $1.8 million, or 27% of net sales, for the three months ended March 31, 2012. The slight increase in selling, general, and administrative expense in the quarter was due primarily to increased share based compensation expenses compared to the prior year period.

Interest income. Interest income was $6,000 in the three months ended March 31, 2013 compared to $20,000 in the three months ended March 31, 2012. The decrease in interest income was primarily the result of lower cash balances in the quarter compared to the prior year period resulting from the special dividend paid to shareholders in December 2012.

Interest expense. Interest expense was $0 in the three months ended March 31, 2013 compared to approximately $200 in the three months ended March 31, 2012 resulting from the expiration of leases related to office equipment during the fourth quarter of fiscal 2012.

Income tax expense. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, which is applied to year-to-date income to compute income tax expense exclusive of discrete items. Tax items discrete to a specific quarter are included in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

The income tax expense for the three months ended March 31, 2013 was $123,000 compared to an expense of $86,000 for the three months ended March 31, 2012.  The effective tax rate for the three months ended March 31, 2013 was 10%.  The effective tax rate for the three months ended March 31, 2013 differs from the statutory rate, due primarily to the retroactive extension of the Federal R&D Tax Credit.  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit. Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended March 31, 2013.

The effective tax rate for the three months ended March 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended March 31, 2012 primarily because of the limitation on the recognition of the current tax benefit from the carry-back of year-to-date losses to recover federal income taxes previously paid, and because any benefit from deferred tax assets generated (used) was fully reserved (offset) by the Company’s valuation allowance maintained at that time.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods and, as a result of this analysis, determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At March 31, 2013, the balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion, or all, of these net state deferred tax assets will not be realized in future periods. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

Net income.  As a result of the components described above, the Company reported net income for the three months ended March 31, 2013 of $1.1 million compared to net income of $0.3 million for the three months ended March 31, 2012.  On a fully diluted basis, the income per share of $0.07 for the three months ended March 31, 2013 compares to income per share of $0.02 for the three months ended March 31, 2012, an increase of $0.05 per share.

Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012

Net sales. Net sales increased $3.2 million or 28% to $14.8 million for the six months ended March 31, 2013 from $11.5 million in the six months ended March 31, 2012. For the six months ended March 31, 2013, product sales increased $2.3 million, and EDC revenues increased $0.9 million from the same period in the prior year.  The increase in product sales was primarily the result of higher activity in retrofit and upgrade programs, while the increase in EDC revenues was primarily the result of new customer-funded design and engineering projects.  For the six months ended March 31, 2013 and 2012, the Company recognized equal amounts of revenue and cost of $1.5 million and $0.7 million, respectively, related to certain contracts for which, at the time of recognition, a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $7.8 million, or 53% of net sales, in the six months ended March 31, 2013 compared to $6.3 million, or 55% of net sales, in the same period in the prior year.  The resulting year over year improvement in gross margin percentage was attributable primarily to change in revenue mix, which included an increased proportion of higher margin product sales versus lower margin EDC sales.

Research and development. R&D expenses were $1.7 million in the six months ended both March 31, 2013 and 2012.  As a percentage of revenue, R&D expense declined to 11% in 2013 from 15% in the same period a year ago.  In the six months ended March 31, 2013, the Company devoted more engineering resources to support EDC projects.

Selling, general, and administrative. Selling, general and administrative expense decreased $0.1 million or 2% to $3.7 million or 25% of net sales in the six months ended March 31, 2013 from $3.8 million or 33% of net sales in the six months ended March 31, 2012.  The slight decrease in selling, general, and administrative expense in the six months ended March 31, 2013 was primarily a function of fewer personnel compared to the prior year period and continued cost containment efforts.  The decrease as a percentage of net sales for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, is attributable primarily to the increase in net sales.

Interest income. Interest income was $24,000 in the six months ended March 31, 2013 compared to $42,000 in the six months ended March 31, 2012.  The decrease in interest income was primarily the result of lower cash balances in the second quarter compared to the same prior year period as a result of the special dividend paid to shareholders in late December 2012.

Interest expense. Interest expense for the six month periods ended March 31, 2013 and 2012 was $0 and $400, respectively, because of the expiration of leases related to office equipment during the fourth quarter of fiscal 2012.

Income tax expense. The income tax expense for the six months ended March 31, 2013 was $219,000 compared to a tax benefit of $165,000 for the six months ended March 31, 2012. The income tax expense for the six months ended March 31, 2013 was the result of the actual pre-tax income for the period as compared to a tax benefit computed for the actual pre-tax loss from the same period of the prior year.

The effective tax rate for the six months ended March 31, 2013 was 13%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2013 primarily because of the favorable impact of the extension of the Federal R&D Tax Credit described above.

The effective tax benefit rate for the six months ended March 31, 2012 was 75%.  The effective tax benefit rate differs from the statutory rate for the six months ended March 31, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation resulting in a greater benefit to the period.

Net income (loss).  As a result of the factors described above, the Company’s net income for the six months ended March 31, 2013 is $1.4 million compared to a net loss of $54,000 for the six months ended March 31, 2012.  The income per share of $0.09 on a diluted basis for the six months ended March 31, 2013 compares to a loss per share of $0.00 for the six months ended March 31, 2012.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2013	2012
Cash and cash equivalents	$16,324,325	$42,977,501
Accounts receivable, net	5,907,328	3,978,512
Current assets	32,543,570	54,377,366
Current liabilities	5,437,974	5,289,828
Deferred revenue	905,169	1,426,552
Total debt and other non-current liabilities (1)	242,969	227,000
Quick ratio (2) (4)	4.09	8.88
Current ratio (3) (4)	5.98	10.28

	Six Months Ending March 31,
	2013	2012
Cash flow activites:
Net cash (used in) provided by operating activites	$(2,255,482)	$1,249,575
Net cash (used in) investing activites	(152,988)	(111,898)
Net cash (used in) financing activites	(24,244,706)	(566,005)

(1)         Excludes deferred revenue

(2)         Calculated as:  the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)         Calculated as:  current assets divided by current liabilities

(4)         Ratios decreased as of March 31, 2013 because of reduced cash balances resulting from the special cash dividend of $25 million paid to shareholders on December 27, 2012.

The Company’s principal source of liquidity has been from cash flows generated from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable, revenue recognized not yet invoiced on percentage-of-completion contracts, and payroll.

Operating activities

The Company used cash in operating activities of $2.3 million for the six months ended March 31, 2013 compared to operating activities providing cash of $1.2 million for the six months ended March 31, 2012.  The cash used in operating activities during the six months ended March 31, 2013 resulted primarily from an increase in revenue recognized but not invoiced of $2.4 million.  Revenue recognized not yet invoiced represents principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects.  The Company will recover the cash invested in funding the EDC programs from customers as it completes project milestones.

The Company generated cash from operating activities of $1.2 million for the six months ended March 31, 2012. The cash generated from operations was due primarily to increases in accounts payable and accrued expenses ($0.6 million) and deferred revenue ($1.9 million) partially offset by increases in accounts receivable ($0.4 million) and inventories ($1.0 million).  The increased use of cash in accounts receivables is due primarily to delayed payments from American Airlines Inc. (“AAI”). The temporary increase in inventories offset by increases in accounts payable and accrued expenses is due to purchases made to meet the requirements of certain EDC. The increase in deferred revenues is a result of billings to certain EDC customers in accordance with applicable contract terms that have not yet been recognized as revenues under the percentage-of-completion method of accounting.

Investing activities

Cash used in investing activities was $0.2 million and $0.1 million for the six months ended March 31, 2013 and 2012, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the payment made in connection with the dividend was approximately $25 million.  For the six months ended March 31, 2013, the Company received $0.8 million from the exercise of options to acquire shares of common stock.  There was a small repurchase of 175 shares of common stock during the six months ended March 31, 2013.

Net cash used in financing activities was $0.6 million for the six months ended March 31, 2012 consisting primarily of the repurchases of 141,101 shares of common stock.

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

Backlog

At March 31, 2013 and September 30, 2012, the Company’s backlog was $90.1 million and $19.7 million, respectively. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The $70.4 million increase in backlog was the result of $85.2 million in new business orders, offset in part by $14.8 million of recognized revenue.  The $85.2 million in new business includes a contract in excess of $60 million to upgrade Delta Air Lines’ MD88 and MD90 fleet over the next several years.  Backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  Air Data products backlog at March 31, 2013 increased $0.4 million from September 30, 2012, while FPDS backlog (including Delta) at March 31, 2013 increased $70.0 million from September 30, 2012.  At March 31, 2013, approximately 74% of the Company’s backlog is not expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed revenue recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Backlog activity for the three and six months ended March 31, 2013 (in thousands):

	Three Months Ending	Six Months Ending
	March 31, 2013

Backlog, beginning of period	$29,432	$19,712
Plus: bookings during period, net	68,924	85,181
Less: revenue recognized during period	(8,216)	(14,753)
Backlog, end of period	$90,140	$90,140

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ended March 31, 2013 (net of the special dividend of approximately $25 million paid on December 27, 2012) were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $38,000 and $76,000, respectively, with a resulting impact on cash flows of approximately $38,000 and $76,000 for the three and six months ended March 31, 2013, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of March 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three months ended March 31, 2013 and 2012, AAI accounted for 19% and 1% of net sales, respectively. For the six months ended March 31, 2013 and 2012, AAI accounted for 16% and 8%, respectively, of net sales.  AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and, therefore, no reserve has been recorded against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against IS&S in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010.  The Company vehemently denies any allegations of liability and will vigorously defend the lawsuit. This matter has not been resolved as of the date hereof. The Company believes that the probability of an unfavorable outcome on this claim is remote, and, therefore, no contingent liability has been recorded at March 31, 2013.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2012.

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

101.CAL            XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF              XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB            XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE              XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)         Filed herewith

(2)         Furnished herewith

(3)         Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 9, 2013	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER