Form 10-Q
period 2013-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2013-08-08
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 2, 2013, there were 16,804,022 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$16,607,850	$42,977,501
Accounts receivable, net	5,096,952	3,978,512
Inventories	4,038,878	3,801,547
Deferred income taxes	2,081,633	1,588,162
Prepaid expenses and other current assets	5,560,720	2,031,644

Total current assets	33,386,033	54,377,366

Property and equipment, net	7,435,026	7,214,378
Non-current deferred income taxes	667,205	846,887
Other assets	122,600	158,600

Total Assets	$41,610,864	$62,597,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,017,351	$1,139,464
Accrued expenses	3,681,482	2,723,812
Deferred revenue	399,075	1,426,552

Total current liabilities	6,097,908	5,289,828

Non-current deferred income taxes	131,334	128,998
Other liabilities	139,773	98,002

Total Liabilities	6,369,015	5,516,828

Commitments and contingencies (See Note 6)	—	—

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2013 and September 30, 2012	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,548,264 and 18,329,314 issued at June 30, 2013 and September 30, 2012, respectively	18,548	18,329

Additional paid-in capital	49,282,989	47,845,732
Retained earnings	6,329,903	29,605,236
Treasury stock, at cost, 1,756,807 and 1,756,632 shares at June 30, 2013 and September 30, 2012, respectively	(20,389,591)	(20,388,894)

Total Shareholders’ Equity	35,241,849	57,080,403

Total Liabilities and Shareholders’ Equity	$41,610,864	$62,597,231

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2013	2012	2013	2012
Net sales:
Product	$6,408,931	$4,192,856	$17,994,508	$13,500,253
Engineering development contracts	2,369,323	1,941,636	5,535,455	4,149,919
Total net sales	8,778,254	6,134,492	23,529,963	17,650,172

Cost of sales:
Product	2,848,306	2,145,657	7,611,303	6,972,052
Engineering development contracts	2,484,492	1,373,210	5,481,559	2,836,180
Total cost of sales	5,332,798	3,518,867	13,092,862	9,808,232

Gross profit	3,445,456	2,615,625	10,437,101	7,841,940

Operating expenses:
Research and development	559,297	416,210	2,215,276	2,132,812
Selling, general and administrative	2,600,659	1,844,253	6,340,900	5,665,622
Total operating expenses	3,159,956	2,260,463	8,556,176	7,798,434

Operating income	285,500	355,162	1,880,925	43,506

Interest income	8,529	20,557	32,282	62,492
Interest (expense)	—	(120)	—	(537)
Other income	4,924	7,879	29,730	58,516
Income before income taxes	298,953	383,478	1,942,937	163,977

Income tax expense (benefit)	(8,520)	123,507	210,751	(41,888)

Net income	$307,473	$259,971	$1,732,186	$205,865

Net income per common share:
Basic	$0.02	$0.02	$0.10	$0.01
Diluted	$0.02	$0.02	$0.10	$0.01

Cash dividends per share:	$—	$—	$1.50	$—

Weighted Average Shares Outstanding:
Basic	16,790,484	16,627,541	16,725,305	16,661,920
Diluted	16,981,285	16,627,541	16,790,518	16,661,927

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,732,186	$205,865
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	365,919	410,630
Share-based compensation expense:
Stock options	528,571	315,030
Nonvested stock awards	150,019	149,981
Excess tax adjustment from share-based compensation	(16,521)	(2,265)
Loss on disposal of property and equipment	627	—
Excess and obsolete inventory cost	48,450	—
(Increase) decrease in:
Accounts receivable	(1,118,440)	424,095
Inventories	(285,781)	(574,084)
Prepaid expenses and other current assets	(3,529,075)	(1,310,567)
Increase (decrease) in:
Accounts payable	877,887	(58,679)
Accrued expenses	690,780	(348,178)
Income taxes payable	308,660	(193,669)
Deferred income tax	(311,453)	503
Deferred revenue	(1,027,476)	1,022,097
Net cash (used in) provided by operating activities	(1,585,647)	40,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(555,694)	(158,519)
Proceeds from the sale of property and equipment	4,500	—
Net cash used in investing activities	(551,194)	(158,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(696)	(691,131)
Dividend paid	(25,007,519)	—
Proceeds from exercise of stock options	775,405	—
Repayment of capitalized lease obligations	—	(9,803)
Net cash used in financing activities	(24,232,810)	(700,934)

Net decrease in cash and cash equivalents	(26,369,651)	(818,694)
Cash and cash equivalents, beginning of period	42,977,501	42,625,854

Cash and cash equivalents, end of period	$16,607,850	$41,807,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$538
Cash paid for income tax	$230,000	$153,327
Cash received from income tax refund	$—	$4,096

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2012 is derived from audited financial statements. Operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, the allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2013 and September 30, 2012 consist of funds invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2013 or 2012.

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

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

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

To the extent that an arrangement contains defined design and engineering development activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.

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

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract or contract segment and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, prototype costs, overhead costs and capital costs. These contracts sometimes include purchase options for additional quantities and for customer change orders for additional or revised product functionality. Revenues and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while revenues and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Revenues related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for either as an integral part of the original contract, or separately depending upon the nature and value of the item, in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become evident.

For contracts for which uncertainty regarding the performance against certain contract terms remains, and in which no loss is evident, the Company uses the zero profit margin approach to applying the percentage-of-completion method following the guidance included in ASC Topic 605-35.

Estimates of profit margins for contracts are reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $161,000 and $364,000 during the three and nine months ended June 30, 2013, respectively.  There were no material cumulative catch-up adjustments which reduced operating income as a result of changes in estimates during the three and nine months ended June 30, 2012.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating loss and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period.  Specific items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on its interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals which are considered appropriate, and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position, but could possibly be material to its consolidated results of operations or cash flows of any one period.

Engineering Development

The Company invests a large percentage of its revenues in EDC and in internal research and development (“R&D”). At June 30, 2013, approximately 47% of the Company’s employees were engaged in various engineering projects.  IS&S invests a large percentage of its revenues in EDC and R&D projects to allow its customers to benefit from the latest technological advancements.  Total engineering expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in engineering development projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and nine months ending June 30, 2013 and 2012, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and September 30, 2012, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$15,392,426	$—	$—

Fair Value Measurement on September 30, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,384,756	$—	$—

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

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability accordingly.

Concentrations

Major Customers and Products

For the three months ended June 30, 2013, three customers, Eclipse Aerospace, L3 Communications and FedEx, accounted for 29%, 10% and 10% of net sales, respectively.  During the nine months ended June 30, 2013, two customers, Eclipse Aerospace and American Airlines, accounted for 27%, and 14% of net sales, respectively.

For the three months ended June 30, 2012, four customers, Eclipse Aerospace, FedEx, the US Department of Defense and Boeing accounted for 19%, 18%, 16% and 12% of net sales, respectively.  During the nine months ended June 30, 2012, three customers, Eclipse Aerospace, FedEx and the National Nuclear Security Administration, accounted for 23%, 14% and 11% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2013, the Company had three suppliers that were individually responsible for greater than 10% of the Company’s total inventory purchases.  For the nine months ended June 30, 2013 the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory purchases.

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

The Company maintained a reserve for doubtful accounts in the amount of $175,000 at June 30, 2013 and September 30, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 was to be adopted retrospectively and became effective for annual periods beginning after December 2011. The adoption of ASU 2011-05 became effective for the Company in the first quarter of 2013 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows because the Company does not have any components of other comprehensive income.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2013	2012
Raw materials	$2,730,869	$2,752,833
Work-in-process	1,153,838	555,495
Finished goods	154,171	493,219
	$4,038,878	$3,801,547

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2013	2012

Revenue recognized not yet invoiced	$5,188,095	$1,595,436
Prepaid insurance	157,704	176,340
Other	214,921	259,868
	$5,560,720	$2,031,644

Revenue recognized not yet invoiced represents principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.

Property and equipment

Property and equipment, net consists of the following balances:

	June 30,	September 30,
	2013	2012

Computer equipment	$2,153,406	$2,090,556
Corporate airplane	3,128,504	3,082,186
Furniture and office equipment	1,062,296	1,076,849
Manufacturing facility	5,631,001	5,605,616
Equipment	4,681,006	4,378,714
Land	1,021,245	1,021,245
	17,677,458	17,255,166
Less: Accumulated depreciation and amortization	(10,242,432)	(10,040,788)
	$7,435,026	$7,214,378

Depreciation and amortization related to property and equipment was approximately $113,000 and $111,000 for the three months ended June 30, 2013 and 2012, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $330,000 and $362,000 for the nine months ended June 30, 2013 and 2012, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2013	2012
Intangible assets, net of accumulated amortization of $477,637 and $441,637 at June 30, 2013 and September 30, 2012, respectively	$122,600	$158,600

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the nine months ended June 30, 2013 and 2012.

Total amortization expense was approximately $7,000 and $1,000 for the three months ended June 30, 2013 and 2012, respectively. Total amortization expense for the nine months ended June 30, 2013 and 2012 was $36,000 and $48,000, respectively. Because the intangible assets are being amortized over a defined number of units, the timing of future amortization expense is not determinable.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2013	2012

Warranty	$689,173	$850,499
Salary, benefits and payroll taxes	491,787	531,862
Professional fees	413,711	330,858
Income taxes payable	399,870	132,980
Materials on order	26,583	43,374
Other	1,660,358	834,239

	$3,681,482	$2,723,812

Other includes an accrual of $640,000 recorded for the estimated liability related to a legal matter described in Note 6 — Contingencies below.

	Three Months Ending	Nine Months Ending
	June 30, 2013	June 30, 2013

Warranty accrual, beginning of period	$744,722	$850,499
Accrued expense for the three and nine months ended June 30, 2013	(17,485)	(42,302)
Warranty cost for the three and nine months ended June 30, 2013	(38,064)	(119,024)
Warranty accrual, end of period	$689,173	$689,173

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

The income tax (benefit) expense for the three and nine months ended June 30, 2013 was ($9,000) and $211,000, respectively, compared to a tax expense of $124,000 and (benefit) of ($42,000), respectively, for the three and nine months ended June 30, 2012.

The effective tax rates for the three months ended June 30, 2013 and 2012 were (3%) and 32%, respectively.  The effective tax benefit rate for the three months ended June 30, 2013 differs from the statutory rate, primarily because of the favorable impact of the Federal Research and Development Tax Credit (“Federal R&D Tax Credit”) forecast for the fiscal year, and the impact of the cumulative adjustment resulting from a revised forecast annual effective tax rate.  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit.  The effective tax rate for the three months ended June 30, 2012 differs from the statutory rate primarily because of the net benefits of R&D tax credits utilized, which did not generate deferred tax expense in that period because of the federal valuation allowance that the Company maintained at that time.

The effective tax rate for the nine months ended June 30, 2013 was 11%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2013 primarily because of the favorable impact of the extension of the Federal R&D Tax Credit mentioned above.  The retroactive benefit for the previously expired period from January 1, 2012 to September 2012 is reflected in the tax expense for the nine months ended June 30, 2013.  The effective tax benefit rate for the nine months ended June 30, 2012 was (26%).  The effective tax benefit rate differs from the statutory rate for the nine months ended June 30, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation and utilization of R&D tax credits.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods and, as a result of this analysis, determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At June 30, 2013, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion, or all, of these net state deferred tax assets will not be realized in future periods. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2013, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $235,000 and $175,000 for the three months ended June 30, 2013 and

2012, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($4,000) and ($1,000) for the three months ended June 30, 2013 and 2012, respectively.

Total share-based compensation expense was approximately $679,000 and $465,000 for the nine months ended June 30, 2013 and 2012, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($17,000) and ($2,000) for the nine months ended June 30, 2013 and 2012, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

By unanimous consent of the Company’s Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option to purchase common stock was reduced by $1.50 per share pursuant to the terms of the 1998 Plan or the 2009 Plan (each as defined below), as applicable, to offset the dilutive impact of the special cash dividend paid by the Company on December 27, 2012 to common shareholders of record on December 17, 2012.  As required by ASC Topic 718, the Company recorded an expense of $22,000 related to the vested outstanding options as a result of this one-time reduction to the option exercise price in the quarter ended March 31, 2013.  For non-vested options, the Company added the additional compensation cost of $59,000 to the remaining unrecognized compensation cost for the original share options and will expense the total amount ratably over the remaining vesting period of the options in accordance with the guidance provided by ASC Topic 718.

The Company maintains three share-based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”), and the 2009 Stock Based Incentive Compensation Plan (the “2009 Plan”). The Company’s shareholders approved each of these plans. The 1998 Plan expired on November 13, 2008, and there are no further available shares of common stock to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 Plan was approximately $0 and $9,000 for the three months ended June 30, 2013 and 2012, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $31,000 and $60,000 for the nine months ended June 30, 2013 and 2012, respectively.

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

There was no compensation expense under the Restricted Plan for the three and nine months ended June 30, 2013 and 2012.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2013, there were 369,683 shares of common stock available for Awards under the 2009 Plan.

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

Total compensation expense related to options issued to employees under the 2009 Plan was approximately $185,000 and $116,000 for the three months ended June 30, 2013 and 2012, respectively; and $498,000 and $255,000 for the nine months ended June 30, 2013 and 2012, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors on a quarterly basis as compensation was $50,000 and $50,000 for the three months ended June 30, 2013 and 2012, respectively, and $150,000 and $150,000, for the nine months ended June 30, 2013 and 2012, respectively.  Total compensation expense associated with the 2009 Plan was $235,000 and $166,000 for the three months ended June 30, 2013 and 2012, respectively; and $648,000 and $405,000 for the nine months ended June 30, 2013 and 2012, respectively.

Stock repurchase program

On April 29, 2013 the Company announced that its Board of Directors had approved a new stock repurchase program, effective as of May 1, 2013, pursuant to which the Company may repurchase up to 250,000 shares of the Company’s outstanding common stock until May 1, 2014. This program replaces the Company’s previous stock repurchase program, which expired as of February 10, 2013.  Under the repurchase program, the Company can purchase shares of its common stock through open market transactions or in privately negotiated block purchases or other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program will depend on market conditions and corporate and regulatory considerations. The program may be discontinued or suspended at any time. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the three and nine months ended June 30, 2013, the Company purchased 0 and 175 shares of common stock, respectively, under the former program at a cost of $0 and $696, respectively, at an average market price of $0.00 and $3.96 per share, respectively, financed with available cash.  During the three and nine months ended June 30, 2012 the Company purchased 39,400 and 180,501 shares of common stock, respectively, under the former program at a cost of $130,817 and $687,503, respectively, at an average market price of $3.32 and $3.81 per share, respectively, financed with available cash.

5. Income per Share

Income per share (“EPS”) is calculated using the principles of FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”).

For the three and nine month periods ended June 30, 2013, the Common Stock Equivalent related to approximately 808,000 and 278,000 options to purchase common stock were included in the computations of diluted EPS.  For the three and nine months ended June 30, 2012, no Common Stock Equivalent related to options to purchase common stock were included in the computations of diluted EPS.

For the three and nine month periods ended June 30, 2013, the common stock equivalents related to approximately 92,000 and 564,000 options to purchase common stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.  For the three and nine month periods ended June 30, 2012, the common stock equivalents related to approximately 806,000 and 658,000 options to purchase common stock were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

6. Contingencies

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and nine months ended June 30, 2013, AAI accounted for 9% and 14%, respectively, of net sales. For the three and nine months ended June 30, 2012, AAI accounted for less than 1% and 6%, respectively, of net sales. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and, therefore, has not recorded a reserve against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff awarding him damages of approximately $560,000 for breach of contract, violation of the Pennsylvania Wage Payment and Collection Law and prejudgment interest, as well as finding the Company liable for the plaintiff’s reasonable attorneys’ fees.  The Company has appealed the decision.  Pending the outcome of the appeal, the Company has recorded an estimated liability of $640,000 (which includes the plaintiff’s estimated attorney’s fees) in the quarter ended June 30, 2013.

On January 17, 2007, the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secrets and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. This case has not been resolved as of the date hereof.

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the United States Securities and Exchange Commission (the “SEC”) on December 14, 2012 and the following factors:

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

Increasingly, the Company is positioning itself as a systems integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, to reduce substantially product time to market, and to achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The Company has incorporated electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems (“FPDS”) product line. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS products (equipped with a WAAS-enabled navigator) will be qualified to land at such airports, and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”) and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the retrofit market and OEMs. Customers include commercial air transport carriers and corporate/general/aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs.  Customers have been and may continue to be affected by the ongoing adverse economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be further reduced due to declining tax revenues associated with this economic downturn.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to continuing adverse economic conditions, the Company’s revenues and results of operations will be adversely affected.  However, the Company believes that in a declining economic environment a customer that may have otherwise elected to purchase newly manufactured aircraft will be interested instead in retrofitting existing aircraft as a cost-effective alternative, which will create a market opportunity for IS&S.

Cost of sales related to product sales is comprised of material components and third-party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control, and quality control.  Cost of sales includes warranty costs.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2012 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2012. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine month periods ending June 30, 2013 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2013 AND 2012

The following table sets forth statement of operations data expressed as a percentage of total revenues for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
	2013	2012	2013	2012
Net sales:
Product	73.0%	68.3%	76.5%	76.5%
Engineering development contracts	27.0%	31.7%	23.5%	23.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	32.4%	35.0%	32.3%	39.5%
Engineering development contracts	28.3%	22.4%	23.3%	16.1%
Total cost of sales	60.7%	57.4%	55.6%	55.6%

Gross profit	39.3%	42.6%	44.4%	44.4%

Operating expenses:
Research and development	6.4%	6.8%	9.4%	12.1%
Selling, general and administrative	29.6%	30.0%	27.0%	32.1%
Total operating expenses	36.0%	36.8%	36.4%	44.2%

Operating income	3.3%	5.8%	8.0%	0.2%

Interest income	0.1%	0.3%	0.1%	0.4%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.1%	0.1%	0.1%	0.3%
Income before income taxes	3.5%	6.2%	8.2%	0.9%

Income tax expense (benefit)	0.0%	2.0%	0.9%	(0.2)%

Net income	3.5%	4.2%	7.3%	1.1%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net sales. Net sales increased 43% to $8.8 million for the three months ended June 30, 2013 compared to $6.1 million for the three months ended June 30, 2012.  Product sales increased $2.2 million and EDC revenues increased $428,000 for the three months ended June 30, 2013, compared to the same period in the prior year.  Product sales increased because of higher shipments to customers for their upgrade and retrofit programs, while the increase in EDC revenues was primarily the result of higher engineering development activity on several of the EDC projects. For the three months ended June 30, 2013 and 2012, the Company recognized equal amounts of revenue and cost of $1.5 million and $600,000, respectively, related to certain contracts which, at the time of recognition, a zero margin approach to applying the percentage-of-completion method is used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales increased $1.8 million, or 52%, to $5.3 million, or 61% of net sales, in the three months ended June 30, 2013 from $3.5 million, or 57% of net sales, in the three months ended June 30, 2012. The increase was primarily the result of a change in sales mix and the increase in product sales volume.  An increased proportion of higher margin revenues generated from product sales was offset by the impact of an increase in zero margin EDC revenues resulting in a lower gross profit percentage compared to the same period in the prior year.  In addition, EDC margins include the negative impact of cumulative catch-up adjustments of $161,000 resulting from changes in estimated cost to complete on certain EDC programs for the three months ended June 30, 2013.

Research and Development. R&D expense increased $143,000, or 34%, to $559,000, or 6% of net sales, in the three months ended June 30, 2013 from $416,000, or 7% of net sales, in the three months ended June 30, 2012.

Selling, general, and administrative. Selling, general and administrative expense increased by $756,000 to $2.6 million, or 30% of net sales, in the three months ended June 30, 2013 compared to $1.8 million, or 30% of net sales, for the three months ended June 30, 2012. The increase in selling, general, and administrative expense in the quarter resulted from the accrual of a non-recurring expense of $640,000 relating to a previously disclosed legal matter (see Note 6 — Contingencies in Notes to Condensed Consolidated Financial Statements attached), and from an increase in share-based compensation expenses compared to the prior year period.

Interest income. Interest income was $9,000 in the three months ended June 30, 2013 compared to $21,000 in the three months ended June 30, 2012. The decrease in interest income was primarily the result of lower cash balances in the quarter compared to the prior year period resulting from the special dividend paid to shareholders in December 2012.

Interest expense. Interest expense was $0 in the three months ended June 30, 2013 compared to approximately $100 in the three months ended June 30, 2012.

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

The income tax benefit for the three months ended June 30, 2013 was ($9,000) compared to an expense of $124,000 for the three months ended June 30, 2012.  The effective tax benefit rate for the three months ended June 30, 2013 was (3%).   The effective tax benefit rate for the three months ended June 30, 2013 differs from the statutory rate primarily because of the favorable impact of the Federal Research and Development Tax Credit (“Federal R&D Tax Credit”) forecast for the fiscal year, and the impact of the cumulative adjustment resulting from a revised forecast annual effective tax rate.  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects a full year benefit from the Federal R&D Tax Credit.  The effective tax rate for the three months ended June 30, 2012 was 32%.  The effective tax rate differs from the statutory rate for the three months ended June 30, 2012 primarily because of the net benefits attributable to the utilization of R&D tax credits, which did not generate deferred tax expense in that period because of the federal valuation allowance that the Company maintained at that time.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods and, as a result of this analysis, determined that the positive evidence was sufficient to conclude that it was appropriate to reverse the valuation allowance previously recorded against its net federal deferred tax assets.  At June 30, 2013, the balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that a portion, or all, of these net state deferred tax assets will not be realized in future periods. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

Net income.  As a result of the components described above, the Company reported net income of $307,000 and $260,000 for the three month periods ended June 30, 2013 and June 30, 2012, respectively.  The net income of $307,000 for the three months ended June 30, 2013 includes a charge for a non-recurring pre-tax expense of $640,000 relating to a previously disclosed legal matter.  On a diluted basis, income per share was $0.02 for the three months ended both June 30, 2013 and June 30, 2012.

Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012

Net sales. Net sales increased $5.9 million, or 33%, to $23.5 million for the nine months ended June 30, 2013 from $17.7 million in the nine months ended June 30, 2012. For the nine months ended June 30, 2013, product sales increased $4.5 million, and EDC revenues increased $1.4 million from the same period in the prior year.  The increase in product sales was primarily the result of higher activity in retrofit and upgrade programs, while the increase in EDC revenues was primarily the result of new design and engineering projects.  For the nine months ended June 30, 2013 and 2012, the Company recognized equal amounts of revenue and cost of $3.0 million and $1.3 million, respectively, related to certain contracts for which, at the time of recognition, a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $13.1 million, or 56% of net sales, in the nine months ended June 30, 2013 compared to $9.8 million, or 56% of net sales, in the same period in the prior year.  The similar year over year gross margin reflects product sales and EDC revenues growing in approximately equal proportion in both years.  In addition, EDC margins include the negative impact of cumulative catch-up adjustments of $364,000 resulting from changes in estimated cost to complete on certain EDC programs for the nine months ended June 30, 2013.

Research and development. R&D expenses were $2.2 million in the nine months ended June 30, 2013 compared to $2.1 million in the same period in 2012.  As a percentage of net sales, R&D expense declined to 9% in 2013 from 12% in the same period a year ago primarily because the Company devoted more engineering resources to support EDC projects in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Selling, general, and administrative. Selling, general and administrative expense increased $675,000 or 12% to $6.3 million, or 27% of net sales, in the nine months ended June 30, 2013 from $5.7 million, or 32% of net sales, in the nine months ended June 30, 2012.  The increase in selling, general, and administrative expense in the nine months ended June 30, 2013 was primarily because of the recording of a non-recurring expense of $640,000 relating to a previously disclosed legal matter (see Note 6 — Contingencies in Notes to Condensed Consolidated Financial Statements attached) and an increase in share-based compensation expenses compared to the prior year period.  The decrease as a percentage of net sales for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 is attributable primarily to the increase in net sales.

Interest income. Interest income was $32,000 in the nine months ended June 30, 2013 compared to $62,000 in the nine months ended June 30, 2012.  The decrease in interest income was primarily the result of lower cash balances in the last six months compared to the same prior year period as a result of the special cash dividend paid to shareholders in late December 2012.

Interest expense. Interest expense for the nine month periods ended June 30, 2013 and 2012 was $0 and $500, respectively.

Income tax expense. The income tax expense for the nine months ended June 30, 2013 was $211,000 compared to a tax benefit of $42,000 for the nine months ended June 30, 2012.

The effective tax rate for the nine months ended June 30, 2013 was 11%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2013 primarily because of the favorable impact of the extension of the Federal R&D Tax Credit described above.  In addition, the retroactive benefit for the period January 1, 2012 to September 2012 is reflected in the tax expense for the nine months ended June 30, 2013.

The effective tax benefit rate for the nine months ended June 30, 2012 was 26%.  The effective tax benefit rate differs from the statutory rate for the nine months ended June 30, 2012 primarily because of a decrease in the liability recorded for uncertain tax positions due to the lapse of an applicable statute of limitation and the utilization of R&D tax credits resulting in a greater benefit to the period.

Net income.  As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2013 is $1.7 million compared to net income of $206,000 for the nine months ended June 30, 2012.  The net income of $1.7 million for the nine months ended June 30, 2013 includes a charge for a non-recurring pre-tax expense of $640,000 relating to a previously disclosed legal matter. The income per share of $0.10 on a diluted basis for the nine months ended June 30, 2013 compares to income per share of $0.01 for the nine months ended June 30, 2012.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2013	2012
Cash and cash equivalents	$16,607,850	$42,977,501
Accounts receivable, net	5,096,952	3,978,512
Current assets	33,386,033	54,377,366
Current liabilities	6,097,908	5,289,828
Deferred revenue	399,075	1,426,552
Total debt and other non-current liabilities (1)	271,107	227,000
Quick ratio (2) (4)	3.56	8.88
Current ratio (3) (4)	5.47	10.28

	Nine Months Ending June 30,
	2013	2012
Cash flow activites:
Net cash (used in) provided by operating activites	$(1,585,647)	$40,759
Net cash (used in) investing activites	(551,194)	(158,519)
Net cash (used in) financing activites	(24,232,810)	(700,934)

(1)         Excludes deferred revenue

(2)         Calculated as:  the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)         Calculated as:  current assets divided by current liabilities

(4)         Ratios decreased as of June 30, 2013 because of reduced cash balances resulting from the special cash dividend of $25 million paid to shareholders on December 27, 2012.

The Company’s principal source of liquidity has been from cash flows generated from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable, revenue recognized not yet invoiced on percentage-of-completion contracts, and payroll.

Operating activities

The Company used cash in operating activities of $1.6 million for the nine months ended June 30, 2013 compared to operating activities providing cash of $41,000 for the nine months ended June 30, 2012.  The cash used in operating activities during the nine months ended June 30, 2013 resulted primarily from an increase in revenue recognized but not invoiced of $3.6 million, partially offset by cash provided from increases in accounts payable and accrued expenses during the nine months ended June 2013 .  Revenue recognized not yet invoiced represents principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects.  The Company will recover the cash invested in funding the EDC programs from customers as it completes project milestones.

The Company’s operating activities generated cash of $41,000 for the nine months ended June 30, 2012. The modest generation of cash during this period resulted primarily from increases in inventory and unbilled receivables, and decreases in accounts payable and accrued expenses, all of which were required to fund materials, inventory and third party service providers to fulfill the Company’s obligations under the EDC programs.  These were partially offset by increases in deferred revenues resulting from advance billings. The increase in deferred revenues is a result of billings to certain EDC customers in accordance with applicable contract terms that have not yet been recognized as revenues under the percentage-of-completion method of accounting.

Investing activities

Cash used in investing activities was $551,000 and $159,000 for the nine months ended June 30, 2013 and 2012, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the payment made in connection with the dividend was approximately $25 million.  For the nine months ended June 30, 2013, the Company received $775,000 from the exercise of options to acquire shares of common stock.  The Company purchased of 175 shares of common stock during the nine months ended June 30, 2013.

Net cash used in financing activities was $701,000 for the nine months ended June 30, 2012, consisting primarily of the repurchases of 180,501 shares of common stock.

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Backlog

At June 30, 2013 and September 30, 2012, the Company’s backlog was $90.9 million and $19.7 million, respectively. Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The $71.2 million increase in backlog in the nine months ended June 30, 2013 was the result of $94.7 million in new business orders, offset in part by $23.5 million of recognized revenue.  The $94.7 million in new business includes a contract in excess of $60 million to upgrade Delta Air Lines’ MD88 and MD90 fleet over the next several years.  Backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  Air Data products backlog at June 30, 2013 increased $1.3 million from September 30, 2012, while FPDS backlog (including Delta) at June 30, 2013 increased $69.9 million from September 30, 2012.  At June 30, 2013, approximately 71% of the Company’s backlog is not expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed revenue recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Backlog activity for the three and nine months ended June 30, 2013 (in thousands):

	Three Months Ending	Nine Months Ending
	June 30, 2013

Backlog, beginning of period	$90,140	$19,712
Plus: bookings during period, net	9,564	94,744
Less: revenue recognized during period	(8,778)	(23,530)
Backlog, end of period	$90,926	$90,926

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ended June 30, 2013 (net of the special dividend of approximately $25 million paid on December 27, 2012) were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $38,000 and $115,000, respectively, with a resulting impact on cash flows of approximately $38,000 and $115,000 for the three and nine months ended June 30, 2013, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the three and nine months ended June 30, 2013, AAI accounted for 9% and 14%, respectively, of net sales. For the three and nine months ended June 30, 2012, AAI accounted for less than 1% and 6%, respectively, of net sales. AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Company believes it is probable that the outstanding receivables will be collected in full and, therefore, has not recorded a reserve against these assets as of the balance sheet date.  In the 90 days preceding the filing of the Bankruptcy petition, the Company received $828,000 from AAI in the ordinary course of business.  Under the U.S. bankruptcy laws, debtors have the right to avoid certain payments made during the 90 days preceding the filing of the bankruptcy petition. No such avoidance action has been asserted or filed, and the Company believes that it would have valid defenses against any such action.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff awarding him damages of approximately $560,000 for breach of contract, violation of the Pennsylvania Wage Payment and Collection Law and prejudgment interest, as well as finding the Company liable for the plaintiff’s reasonable attorneys’ fees.  The Company has appealed the decision.  Pending the outcome of the appeal, the Company has recorded an estimated liability of $640,000 (which includes the plaintiff’s estimated attorney’s fees) in the quarter ended June 30, 2013.

On January 17, 2007, the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secrets and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. This case has not been resolved as of the date hereof.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 8, 2013	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER