Form 10-K
period 2013-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2013-12-20
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “non-accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2013 (the last business day of the registrant’s most recently completed second quarter) was approximately $50.8 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 29, 2013, there were 16,888,086 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed prior to January 27, 2014 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2013 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict.  In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,”“is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” “the Registrant,” “the Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

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

•      potential future acquisitions; and

•                  other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act.

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

PART I

Item 1.  Business

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.   The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as Flat Panel Display System (“FPDS”), that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. The Company has incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, into its FPDS product line. The shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS product line (equipped with a SBAS/WAAS enabled navigator) will be qualified to land at such airports and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”), and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the OEMs and retrofit market. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, and foreign militaries.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, the Budget Control Act of 2011 (the “Budget Act”) triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in defense funding over a ten-year period.   Furthermore, spending by government agencies may in the future be further reduced because of declining tax revenues associated with present economic conditions.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of continuing adverse economic conditions, the Company’s revenues and results of operations will be adversely affected.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

In September 2013, the FAA issued its Technical Standard Order authorization (“TSO”) to IS&S for its Standby Display Unit (“SDU”). This certification enabled IS&S to expand its product offering of the SDU to owners of various aircraft types in the United States, subject to certification of minor technical modifications to adapt it for use in a specific aircraft. This certification has led IS&S to develop an Integrated Standby Unit (“ISU”), which combines the Company’s Air Data technology with the SDU as a standalone industry product.

In September 2013, the FAA issued its TSO to IS&S for its Digital Air Data Computer (“DADC”) for use on the RC-135

aircraft, which enabled IS&S to expand its product offering of the DADC to owners of the RC-135 in the United States.

In March 2013 Delta Air Lines, Inc. (“Delta”) executed an agreement with IS&S for a complete Systems Integration, Dual GPS Navigation, Dual FMS, and Cockpit Avionics upgrade of Delta’s MD88 and MD90 fleet for deliveries spanning 2014 to 2016.

In February 2013 Sierra Nevada Corporation awarded IS&S a contract to design, develop, manufacture, and supply an upgraded Integrated Flat Panel Display System for a number of Pilatus PC-12 type aircraft in the United States.

In May 2013, Pilatus Aircraft Limited (“Pilatus”) of Switzerland executed an agreement with IS&S to develop and manufacture the Utilities Management System (“UMS”) for the Pilatus PC-24 under a multi-year production contract. The UMS integrates multiple aircraft utility functions commonly supported by multiple individual controllers and monitors. The IS&S UMS will provide integrated control of systems from within the avionics suite and automate various normal and emergency tasks to reduce crew workload and improve safety conditions.

In December 2012 iAccess Technologies Inc. awarded IS&S a contract to design, develop, manufacture and supply an Integrated Avionics Suite System to upgrade cockpit displays for several L-100-30 and C-130 aircraft.

In October 2012, Eclipse Aerospace, Inc. (“Eclipse”) placed a production order with IS&S for an initial fifty ship sets of a three hundred ship set contract for the IS&S advanced avionics suite for the production model Eclipse 550. IS&S is the supplier of Primary Flight, Multi-Function Displays, and the Integrated Flight Management System® (“IFMS®”).  The advanced avionics suite will include Dual Flight Management systems, Auto Throttles, Synthetic Vision, integrated Terrain Awareness System (“TAWS”), and Enhanced Vision System (“EVS”).

In August 2012, the FAA issued its Supplemental Type Certificate (“STC”) to IS&S for its FPDS on Classic B-737 aircraft.  This certification enables IS&S to expand its marketing of its FPDS to owners of B-737-300/-400/-500 in the United States and internationally.

In October 2011, Eclipse selected IS&S to design and develop the advanced avionics suite for the production model Eclipse 550.

In July 2011, the National Nuclear Security Administration (“NNSA”) awarded IS&S a contract for the complete Systems Integration and Cockpit Avionics upgrade of their B737-400 Classic aircraft.  Upon completion, this upgrade will provide NNSA full Communication Navigation Surveillance/Air Traffic Management (“CNS/ATM”) capabilities and similar efficiency and performance to the B737 Next Generation (“NG”) at the fraction of the cost of a new aircraft.  This program complements the IS&S FPDS contracts for more than 400 B757/B767 aircraft with more than 230 aircraft already in revenue service.  The upgrade for the B737-300/-400/-500 series aircraft and the existing B757/B767 FPDS are platforms for compliance with NextGen and Single European Sky ATM Research (“SESAR”) requirements, is Controller Pilot Data Link Communication (“CPDLC”), Link 2000, RNP, ADS-B and In-Trail capable, provides power and weight savings, and reduces fuel consumption and CO2 emissions.

In April 2011, The Boeing Company (“Boeing”) awarded IS&S a contract to design and develop the Aerial Refueling Operator Control and Display Units (“AROCDU”) for the KC-46A Tanker Program.

In March 2011, IS&S announced it received FAA STC for its FMS and dual GPS receivers for the Eclipse Twin-Engine Jet.  The IS&S FMS displays control all major systems on the aircraft and includes improvements to e-Chart, mapping and satellite weather functionality, and precision navigation.  Eclipse Twin-Engine Jet operators were able to upgrade their aircraft within Integrated Flight Management System through Eclipse.

In February 2011, the FAA issued its TSO to IS&S for its Beta-3 GPS Satellite Based Augmentation System (“SBAS”) Receiver. This certification enabled IS&S to expand its product offering to include a GPS in its FPDS.  In addition, the FAA issued a TSO in March 2011 for the IS&S Class Gamma 3 FMS and a Type 2 FAA Letter of Acceptance (“LOA”) that allows IS&S to provide navigation data.  These certifications enabled IS&S to offer a flight management system.

In December 2010, the European Aviation Safety Agency (“EASA”), the European counterpart of the FAA issued its STC to IS&S for the B757 FPDS.  Further, in August 2011, IS&S obtained an STC from EASA for its B767 FPDS.  These certifications enabled IS&S to expand its marketing of its B757 and B767 FPDS to Europe.

Industry

A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite based weather, ground terrain maps, and ADS-B. The Company believes that aircraft cockpits will increasingly become information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

There are four general types of flight data: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity, and other engine measurements.  Navigation data includes radio position, flight management, GPS, and alternative source information (i.e. information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (“RPM”), and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and fed by satellite or radio signals to the aircraft. Maintenance and aircraft health data measures multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. Pilots and maintenance technicians can presently display this information in the cockpit for reference, enhanced position awareness, and reduce support logistics of properly equipped aircraft.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog mechanical instruments. In the early 1980s, Cathode Ray Tubes (“CRT”) and digital displays using Liquid Crystal Displays (“LCD”) began to replace some individual analog instruments. Presently, the industry offers high resolution color flat panels using Active Matrix Liquid Crystal Displays (“AMLCD”) to replace traditional analog instruments, CRT or LCD displays. IS&S expects that the ability to display more information in an efficient space and custom platform will become increasingly important if additional information, such as weather depiction maps, traffic information, surface terrain maps, datalink messaging, and surveillance displays becomes mandated by regulation or demanded by pilots. Accordingly, the Company believes flat panel displays, which can integrate and display a “suite” of information, will replace individual instruments CRTs and LCDs as the method for displaying information in cockpits.

In the past, equipment data, such as engine and fuel related information, were displayed on conventional analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures, and temperature.  These instruments are clustered throughout an aircraft’s cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements, because the information displayed by these instruments is vital for safe and efficient flight.  Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated Engine Instrument Display Systems (“EIDS”) or a FPDS package.

As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently, and with less impact on the environment.  These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention, and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots.  The Company believes that flat panel displays provide the best solution to these requirements.

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

•                  Focusing on retrofits. Cockpit avionics upgrades for existing aircraft is of great interest in the present economic environment.  The retrofit of an aircraft with the COCKPIT/IP® FPDS is cost effective compared to the acquisition of a new aircraft and can provide the same functionality as is available in new aircraft.

•                  Establishing leadership in the flat panel display market.  IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instruments, LCDs and CRTs. The Company believes the COCKPIT/IP® has significant benefits over flat panel displays currently offered by competitors, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and increase market share.  In addition, demand for new aircraft, FAA mandates to upgrade older aircraft and obsolescence issues on older aircraft will contribute to this growth.

•                  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® FPDS is an example of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.  Research and development (“R&D”) expenses were $2.6 million, $2.7 million and $5.5 million for fiscal years ended September 30, 2013, 2012 and 2011, respectively. During fiscal 2013, 2012 and 2011 revenues related to Engineering Development Contracts (“EDC”) accounted for 26%, 26% and 2%, respectively, of total sales. In support of these EDC programs, the Company charged $8.3 million, $4.7 million, and $0.2 million for fiscal years ended September 30, 2013, 2012 and 2011, respectively to cost of sales.

•                  Maintaining leadership in air data markets.  The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on the DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems more attractive.  In addition, upgrading business aircraft with higher performance engines is creating a need for more sophisticated types of air data products which the Company supplies.

•                  Increasing sales to the DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.  IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and the commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has won new and ongoing retrofit programs and two OEM programs with Eclipse and Pilatus Aircraft Limited (“Pilatus”). The Company continues to build a sales and marketing force to address these markets more effectively.

•                  Expanding international presence.  IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays.  IS&S obtained approval from the EASA for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types.

•                  Growing through acquisitions or joint ventures.  IS&S may pursue strategic acquisitions or joint ventures as a means to expand the business with enhanced technology, distribution, customer base, or products. The Company may seek to acquire developers or suppliers of complementary products, technology, information, or to acquire suppliers of similar products as a means of increasing its product offerings and market share.

Products

Current line of products includes:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen.  Flat panel displays can replace existing displays in legacy aircraft.  AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line presents numerous advantages for presentation of engine performance data. During fiscal years 2013, 2012 and 2011, revenues related to FPDS accounted for 88%, 87% and 79%, respectively, of total sales.

The Company’s FPDS can replace conventional analog and digital displays and can display additional information which is not commonly displayed in the cockpit with conventional analog and digital displays. The COCKPIT/IP® is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, maintenance and aircraft health data, and alternative source information. As technology and information delivery systems develop further, additional information will be displayed in the cockpit, such as surface terrain maps and data link messaging. IS&S designed the COCKPIT/IP® to be capable of displaying information from a variety of sources, including its Reduced Vertical Separation Minimum (“RVSM”) air data system, engine and fuel instrumentation, and third-party data and information products.

The Company’s new ISU can be installed in a variety of fixed wing aircraft and helicopters. The ISU measures, processes, and displays altitude, attitude, airspeed, slip/skid, and navigation display information into an intuitive and concise single instrument display. The ISU incorporates an integral Inertial Measurement Unit (“IMU”) and includes an air data module to measure static and total pressure for independent display of altitude, airspeed, and Mach number. The unit has an optional battery module that provides one hour of operation of the unit during emergency conditions or complete electrical system failures.

From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for added development cost. This source of revenue is characterized as EDC on the consolidated statement of operations. Consistent with this approach, engineering costs incurred in customizing the FPDSs are included in cost of sales.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and rate of ascent and descent. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately.  During fiscal 2013, 2012, and 2011, sales of air data systems and components accounted for 12%, 13%, and 21%, respectively, of total revenues.

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

•                  airspeed displays, which convey various types of airspeed measurements including vertical airspeed and rates of ascent and descent; and

•                  altitude alerters, which allow the pilot to select a desired cruising altitude, and which provide warnings to pilots when an unacceptable deviation occurs.

IS&S develops, manufactures and markets engine and fuel displays. These solid-state multifunction displays convey information with respect to fuel and oil levels, and engine activity, such as oil and hydraulic pressure and temperature. They include individual and multiple displays installed throughout the cockpit. The displays can be used in conjunction with the Company’s engine and fuel data equipment or that of other manufacturers.

Engine and fuel displays are vital to safe flight. In addition, accurate conveyance of engine and fuel information is critical for monitoring engine stress and parts maintenance. Engine and fuel displays tend to be replaced more frequently than other displays, and have been slow to incorporate new technology since their introduction because of their low cost, standard design and universal use.

IS&S believes that its air data engine and fuel displays are extremely reliable, have been designed to be programmable, and are adaptable easily without major modification to most modern aircraft. These products have been installed on B727, B737, C-130H, DC-9, DC-10, P-3, F-16, and A-10 aircraft.

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”), American Airlines, Inc. (“AAI”), Boeing, BAE Systems, Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation,

and the Department of National Defense (Canada), among others. In fiscal 2013 the two largest customers, Eclipse Aerospace and American Airlines, accounted for 24%, and 14% of total revenue, respectively.   In fiscal year 2012 the three largest customers, Eclipse Aerospace, Inc., FedEx, and NNSA, accounted for 20%, 14% and 13% of total revenue, respectively. In fiscal year 2011 the two largest customers, Eclipse and FedEx, accounted for 20% and 15% of total revenue, respectively.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York.  The Company’s revenues from AAI accounted for 14%, 5% and 8% of total revenue for the fiscal years 2013, 2012 and 2011, respectively.  As at September 30, 2013, orders from AAI were an immaterial percentage of the Company’s backlog.  AAI continued to purchase products from the Company in the ordinary course of business after November 29, 2011.  (See Note 14 - Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

Retrofit Market

Historically, a majority of the Company’s sales have come from the retrofit market, which, IS&S has pursued because of its continued growth in response to the need to support the world’s aging fleet of aircraft. The design and airframe structure of an aircraft generally exceeds the technology and technical capabilities of the original cockpit instruments and avionics.  The Company has developed products that address this market niche that enables owners and operators to upgrade their aircraft by retrofitting them with IS&S products at a competitive cost, with equipment that provides them with cockpit displays with capabilities and technology equivalent to new aircraft that are currently being sold.

Updating an aircraft’s electronics equipment has become common as new technology makes obsolete existing instruments while an aircraft remains structurally and mechanically sound. Retrofitting an aircraft is a substantially less expensive alternative than purchasing a new aircraft.  IS&S expects its main customers in the retrofit market will continue to be:

•                  the DoD and defense contractors,

•                  aircraft operator, and

•                  aircraft modification centers.

Department of Defense and Defense Contractors.  The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L-3 Communications; or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation” below.  Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is entitled typically to an equitable adjustment to the contract price so that it would be compensated for already delivered items, and reimbursement for allowable costs incurred.

Aircraft Operators.  The Company also sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, American Airlines, ABX Air, FedEx and Icelandair.  IS&S sells these customers a range of products from FPDS to air data systems.

Aircraft Modification Centers.  Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets.  IS&S has established relationships with a number of aircraft modification centers throughout the United States. These modification centers act as distribution outlets for the Company’s products.

OEM Market

The Company has been selected to provide the cockpit avionics suite for the Eclipse new E550 production aircraft.  During the years 2006 through late 2008, the Company provided cockpit displays in support of Eclipse Aviation Inc. (“Aviation”) production of approximately 150 aircraft until late 2008 when Aviation filed for bankruptcy.  Eclipse purchased the assets of Aviation in 2009.  In 2011 Eclipse announced the planned production in 2013 of the E550 aircraft and selected IS&S as the system integrator.  During the past four years, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of the Aviation produced aircraft.

In May 2013, Pilatus of Switzerland announced that it had selected IS&S to develop and manufacture the Utilities Management System (“UMS”) for the recently announced Pilatus PC-24 under a multi-year production contract. The UMS integrates multiple aircraft utility functions commonly supported by multiple individual controllers and monitors. The UMS will provide integrated control of systems from within the avionics suite and automate various normal and emergency tasks to reduce crew workload and improve safety conditions.  This open architecture system will allow Pilatus to design and/or refine control and monitoring algorithms internally.

IS&S also markets its products to other original equipment manufacturers including Boeing and Lockheed Martin.

Backlog

	September 30
$000’s	2013	2012

Backlog, beginning of period	$19,712	$27,505
Plus: bookings during period, net	102,955	16,785
Less: revenue recognized during period	(31,567)	(24,578)
Backlog, end of period	$91,100	$19,712

Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders.  The year over year increase of $71.4 million was the result of booking $103.0 million in new business, (approximately $60 million from Delta) offset by $31.6 million of recognized revenue.  Air Data product backlog as of September 30, 2013 increased by $2.7 million from September 30, 2012, and FPDS backlog as of September 30, 2013 increased by $68.7 million from September 30, 2012, primarily because of the contract awarded by Delta to retrofit their MD-88/90 fleet cockpit.  Backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC programs, including the Eclipse 550, the Pilatus PC-24, and the KC-46A, all of which the Company expects to enter into extended production phases upon completion of development.  Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2013, approximately 64% of the Company’s backlog was expected to be filled beyond fiscal 2014.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both R&D and EDC. At September 30, 2013, approximately 43% of the Company’s employees were engineers engaged in various engineering development projects.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance.

The Company’s ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility.  The Company can lend spare units to customers during periods when it is repairing or overhauling their equipment.  The Company’s in-house turnaround times for both repairs and upgrades average less than 30 days.  IS&S provides customers with a standard two-year warranty on new products. The Company offers customers extended warranties of varying lengths beyond the two years for additional fees.

The majority of the Company’s sales, personnel and assets are within the United States.  In fiscal year 2013, 2012 and 2011 net sales outside the United States amounted to $4.8 million, $4.4 million and $4.0 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States, and the IS&S facility is FAA certified. The most significant product and installation regulations are TSO and STC, which establish the minimum product performance standards.

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies.  EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations. The EASA process for granting European certifications is similar to that of the FAA.

In addition to product related regulations, IS&S is subject to U.S. Government procurement regulations with respect to the sale of the Company’s products to government entities or government contractors. These regulations establish requirements which contractors must meet to do business with or on behalf of government entities.  The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is generally entitled to an equitable adjustment to the contract price so that the Company receives the purchase price for products or services already delivered, and reimbursement for allowable costs incurred and for termination related costs.

Manufacturing, Assembly and Materials Acquisition

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into finished systems.  IS&S believes this approach allows it to achieve relatively flexible manufacturing capacity and to minimize expenses. Typically, the Company purchases components for products from third-party suppliers and assembles them in a clean room environment.  Many of the components purchased are standard products, although certain parts are made to the Company’s specifications.

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

Quality Assurance

Product quality is of vital importance to the Company’s customers and IS&S.  The Company is ISO 9001 and AS9100C certified.  These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S’s certification to these standards allows the Company to represent to customers that it maintains high quality industry standards in the education of its employees, and in the design and manufacture of its products. In addition, the Company’s products undergo extensive quality control testing prior to being delivered to customers. IS&S maintains detailed records of test results and its quality control processes.

Competition

The market for the Company’s products is highly competitive, and the Company competes in several niches in which a number of manufacturers specialize. Competitors vary in size and resources, and substantially all of the Company’s competitors are much larger than IS&S and have substantially greater resources.  With respect to air data systems and related products, the Company’s principal competitors include Honeywell International Inc. (“Honeywell”), Rockwell Collins, Inc., Thales Communications, Inc. (“Thales”), and Garmin Ltd. (“Garmin”). With respect to flat panel displays, principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications, Garmin and GE Aviation Systems (“GEAS”). However, as the flat panel display industry evolves and the demand for flat panel displays increase, IS&S may face future competition in this area from other suppliers.

The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology, and reliability. IS&S believes that its significant and long-standing customer relationships reflect the Company’s ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology.   As of September 30, 2013, the Company holds 24 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, IS&S holds 25 international patents and has 25 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems while others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2013, IS&S had 141 employees.  The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. IS&S plans to hire additional personnel, in particular engineers, during the next twelve months.  Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.  The Company is not unionized.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions:

Name	Age	Position
Geoffrey S. M. Hedrick	71	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	56	President
Ronald C. Albrecht	68	Chief Financial Officer

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

Shahram Askarpour has been President since April 2012.  Dr. Askarpour joined the Company as a Director of Engineering in 2003, was promoted to Vice President of Engineering in 2005 and was promoted to President on April 2, 2012. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions.  Prior to joining IS&S he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics.  He holds a number of key patents in the aviation field.  Dr. Askarpour received his engineering education in the United Kingdom, and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University.  He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international, peer reviewed journals.  In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton Business School.

Ronald C. Albrecht has been Chief Financial Officer since August 2010.  Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace (UK).  Smiths Aerospace was acquired by GEAS in 2007.  Most recently, Mr. Albrecht served as Vice President and General Manager of Smiths Aerospace Electro Mechanical Business from 2003 to 2007 and, subsequently, of GEAS’ Electro Mechanical Business from 2007 to

2010.  Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London, and has substantial mergers & acquisition and strategic planning experience.  Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and a M.B.A. in Finance from Stanford University.  He is a Certified Public Accountant (California/Inactive).

Other

The public may read and copy any materials filed by IS&S with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C.  20549.  The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC.

IS&S maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the “Investor Relations” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The information on the Company’s web site is not incorporated as part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Each reader should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Risks Related to IS&S Business

Reductions in government expenditures could adversely affect IS&S business.

The Budget Act of 2011 triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in the defense funding over a ten-year period and could have significant consequences to the Company’s business and industry. While the full impact of sequestration is undetermined, the impact of any resulting reductions in defense appropriations, and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding, and negatively affect the IS&S’s revenues, financial condition and results of operations.

The ongoing global recession and concern regarding credit availability could adversely affect IS&S.

The ongoing global recession and continued concern regarding credit availability, including failures of financial institutions, has initiated unprecedented government intervention in the U.S., Europe and other regions of the world.  If these concerns continue or worsen, risks to IS&S include:

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

The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company’s results of operations.

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2013 IS&S derived 64% of revenue from the top 5 five customers.  IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations.  In addition, the Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate.  Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries, filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York.  The Company’s revenues from AAI accounted for 14%, 5% and 8% total revenue for the fiscal years 2013, 2012 and 2011, respectively.  (See Note 14 - Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements.  If IS&S fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight management systems and other new products that meet customer requirements, its business will be adversely affected.

IS&S currently spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval.

In seeking new customers, the Company may have difficulty in displacing the products of incumbent competitors. IS&S cannot be assured that potential customers will accept its products or that existing customers will not abandon them.

The Company’s revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter to quarter because of a number of factors, including:

•                  demand for products and/or delivery schedule changes by its customers;

•                  capital expenditure budgets of aircraft owners and operators, and appropriation cycles of the U.S. government;

•                  changes in the use of the Company’s products, including air data system, flat panel displays, and flight management systems;

•                  delays in introducing or obtaining government approval for new products;

•                  new product introductions by competitors;

•                  changes in IS&S pricing policies or pricing policies of competitors; and

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

The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including contracts with government agencies, includes various terms and conditions that impose certain requirements on IS&S, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of the products. Additionally, each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is entitled typically to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

The Company enters into fixed-price contracts or service arrangements to perform specified design and EDC services related to its products that could subject IS&S to losses in the event the Company incurs cost overruns on its projects.

During fiscal 2013, approximately 26% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of the cost of its engineering development group, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can potentially incur large one time charges and losses on these contracts. These EDC arrangements can expose the Company, potentially, to losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider.  Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements.  Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

IS&S depends on key personnel to manage its business effectively, and an inability to retain its key employees could adversely impact the Company’s ability to compete.

The Company’s success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance IS&S will be able to retain such employees, the loss of some of whom could damage its ability to execute its business strategy. The Company intends to continue hiring key management, engineering, and sales and marketing personnel. In spite of a U.S. unemployment rate of approximately 7.5% during 2013, competition for skilled personnel is intense, and IS&S may not be able to attract or retain additional qualified personnel.

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. IS&S cannot be assured that, after giving effect to its cost containment initiatives, that current and planned personnel levels, systems, procedures, and controls will be adequate to support the current and future customer base. In such a circumstance, the Company may not be able to exploit existing and potential market opportunities. Any delays or difficulties encountered could impair the Company’s ability to attract new customers or maintain its relationships with existing customers.

IS&S relies on third party suppliers for components of its products, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.

The Company’s manufacturing process consists primarily of assembling components purchased from its supply chain. The suppliers may not continue to be available to IS&S. If the Company is unable to maintain relationships with key third party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign, FAA or other approval, which could delay the Company’s ability to ship products.

The Company’s competition includes other manufacturers of air data systems and flight information displays against whom it may not be able to compete successfully.

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Competitors include Honeywell, Rockwell Collins, Inc., Thales, GEAS, and L-3 Communications.  All these competitors have substantially greater financial, technical and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

The Company’s success depends on its ability to protect its proprietary rights against potential risk of infringement. If IS&S is unable to protect and enforce its intellectual property rights, it may be unable to compete effectively.

The Company’s success and ability to compete will depend in part on its ability to obtain and maintain patent or other protection for its technology and products, both in the United States and internationally. In addition, IS&S must operate without infringing the proprietary rights of others.

IS&S currently holds 24 U.S. patents and has 5 U.S. patent applications pending. In addition, the Company holds 25 international patents and has 25 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain.  Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products.  Further, IS&S has incurred and may continue to incur significant legal and other costs in defense of its intellectual property.

A cyber security incident could have a negative impact.

A cyber-attack that bypasses the Company’s information technology (“IT”) security systems causing an IT security breach,

may lead to a material disruption of its IT business systems and/or the loss of business information resulting in an adverse business impact.  Risks may include:

•                  negative impact on future results due to the theft, destruction, loss, misappropriation, or release of confidential data or intellectual property;

•                  operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and

•                  negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

Tax changes could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States, changes in tax legislation, and the results of audits and examination of previously filed tax returns.

IS&S may not be able to identify or complete acquisitions, or it may consummate an acquisition that adversely affects the Company’s operating results.

One of the Company’s strategies may be to acquire businesses or technologies that complement its existing operations. IS&S has limited experience in acquiring businesses or technologies. There can be no assurance IS&S will be able to acquire or profitably manage acquisitions or successfully integrate them into its operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the demands of management’s time and attention and combining disparate company cultures and facilities. Acquisitions may have an adverse effect on the Company’s operating results, particularly in quarters immediately following the consummation of such transactions, as the Company integrates operations of acquired businesses into its operations. Once integrated, acquisitions may not perform as expected or be accretive to the Company’s results of operations.

Risks Related to the Company’s Industry

If IS&S is unable to respond to rapid technological change, its products could become obsolete and its reputation could suffer.

Future generations of flat panel displays, air data systems, engine and fuel displays, and flight management systems which embody new technologies or new industry standards could render the Company’s products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences, and evolving industry standards and government regulations. The Company’s future success will depend on its ability to:

•                  embrace rapidly changing technologies;

•                  adapt the Company’s products to evolving industry standards and government regulations; and

•                  develop and introduce timely, high quality, cost effective new products, and product enhancements to address the increasingly sophisticated needs of its customers.

If IS&S fails to modify or improve its products in response to evolving industry standards and government regulations, its products could rapidly become obsolete.

The Company’s products are currently subject to direct regulation by the FAA, and other equivalent organizations. The Company’s products, as they relate to aircraft applications, must be approved by the FAA, EASA or other equivalent organizations before they can be installed in an aircraft. To be certified, IS&S must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company’s products are FAA approved, it may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the United States.

Significant delay in receiving certification for newly developed products or enhancements to the Company’s products, or the loss of certification for its existing products, could result in lost sales or delays in sales. Furthermore, new regulations or product standards, and changes to existing product standards could require IS&S to change its products and underlying technology. IS&S cannot ensure that it will receive regulatory approval on a timely basis or at all.

Inasmuch as the Company’s products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could harm the Company’s reputation for quality assurance and, consequently, its business prospects.

The Company’s products use complex system designs and components that may contain errors, omissions, or defects, particularly when the Company incorporates new technologies into its products or when it releases new versions or enhancements of its existing products. Despite the Company’s quality assurance process, errors, omissions or defects could occur in its current products, in new products, or in new versions or enhancements of existing products.  IS&S may be required to redesign or recall those products or pay damages. Such an event could result in the following:

•                  delay or loss of revenues;

•                  cancellation of customer contracts;

•                  diversion of development resources;

•                  damage to the Company’s reputation;

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

IS&S plans to derive an increasing amount of its revenues from sales outside the United States, particularly in Europe. Risks inherent in doing business internationally include:

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

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render its products less competitive in the international markets. In the future, IS&S may be required to conduct sales in the foreign country’s local currency, thus exposing the Company to fluctuations and volatility in exchange rates that could adversely affect its operating results.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

In fiscal 2001, IS&S purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. Such expansion would provide for a 65,400 square foot facility which is adequate to meet the needs of the Company for the foreseeable future.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material effect on the Company’s results of operations or financial position.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff awarding him damages for breach of contract, violation of the Pennsylvania Wage Payment and Collection Law, prejudgment interest, and plaintiff’s reasonable attorneys’ fees.  The Company has appealed the decision.  Pending the outcome of the appeal, the Company has recorded an estimated total liability of $657,000 (which includes the plaintiff’s estimated attorney’s fees) for the fiscal year ended September 30, 2013.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2013		Fiscal Year 2012
Period	High	Low	High	Low
First Quarter	$5.41	$3.20	$4.80	$3.20
Second Quarter	4.93	3.36	4.51	3.50
Third Quarter	9.25	4.56	4.75	3.02
Fourth Quarter	8.41	6.38	4.50	3.20

On November 29, 2013, there were 17 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

On December 7, 2012 the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on or about December 27, 2012 to shareholders of record as of the close of business on December 17, 2012.  The total dividend payment was approximately $25 million. The Company did not pay dividends in fiscal 2012 or fiscal 2011. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

On April 29, 2013 the Company’s Board of Directors approved a new share repurchase program to acquire up to 250,000 shares of the Company’s outstanding common stock until May 1, 2014.  Under the new share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  During the year ended September 30, 2013, the Company did not make any other purchases of shares of the Company’s common under the new share repurchase plan.  As at September 30, 2013, the number of shares that may yet be purchased under the new share repurchased program was 250,000 shares.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2008 through and including September 30, 2013, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/08	9/09	9/10	9/11	9/12	9/13

Innovative Solutions and Support, Inc.	100.00	91.93	89.72	88.62	73.03	210.11
NASDAQ Composite	100.00	103.76	116.52	120.44	157.60	195.67
Russell 2000	100.00	90.45	102.53	98.91	130.47	169.68
Dow Jones US Aerospace & Defense	100.00	93.80	106.41	107.87	128.92	187.93

*     $100 invested on 9/30/08 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2013 Dow Jones & Co.  All rights reserved

Copyright© 2013 Russell Investment Group. All rights reserved.

Item 6.  Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2013, 2012 and 2011 and the balance sheet data as at September 30, 2013 and 2012 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2010 and 2009 and the balance sheet data as at September 30, 2011, 2010 and 2009 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net Sales	$31,567,307	$24,578,198	$25,737,652	$25,257,323	$36,734,150
Cost of sales	18,942,737	14,067,933	11,945,184	11,520,029	17,895,984
Gross profit	12,624,570	10,510,265	13,792,468	13,737,294	18,838,166
Research and development	2,578,034	2,693,554	5,500,924	5,234,240	5,313,007
Selling, general and administrative	8,119,071	7,400,199	7,683,637	8,099,587	8,647,506
Total operating expenses	10,697,105	10,093,753	13,184,561	13,333,827	13,960,513
Operating income	1,927,465	416,512	607,907	403,467	4,877,653
Interest income, net	41,174	100,414	142,433	185,815	315,765
Other income	38,120	65,005	150,010	50,000	50,099
Income before income taxes	2,006,759	581,931	900,350	639,282	5,243,517
Income tax expense (benefit), net	119,842	(2,397,063)	183,760	(109,094)	234,856
Net income	$1,886,917	$2,978,994	$716,590	$748,376	$5,008,661

Net income per common share:
Basic	$0.11	$0.18	$0.04	$0.04	$0.30
Diluted	$0.11	$0.18	$0.04	$0.04	$0.30

Cash dividends declared per common share	$1.50	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	16,753,068	16,641,895	16,782,223	16,751,528	16,745,379
Diluted	16,855,854	16,641,900	16,824,621	16,777,886	16,760,500

	As of September 30,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$16,386,207	$42,977,501	$42,625,854	$40,916,346	$35,565,694
Working capital	27,944,914	49,087,538	47,332,110	46,311,056	44,624,477
Total assets	42,630,511	62,597,231	58,257,604	57,590,522	57,536,012
Debt and capital lease obligations, less current portion	—	—	—	15,560	26,991
Total shareholders’ equity	35,994,247	57,080,403	54,260,787	53,468,037	52,398,742

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report.

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.   The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, enables IS&S to develop high quality products and systems, to reduce substantially product time to market and to achieve cost advantages over products offered by its competitors.

The Company sells to both the retrofit market and OEMs. Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Cost of sales related to product sales is comprised of material, components and third party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy costs, supplies, and outside service costs related to production, purchasing, material control, and quality control. Cost of sales includes warranty costs.

Cost of sales related to Engineering Development Contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects.  These costs are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products.  These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers.  The Company’s customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad.  Such conditions may cause the Company’s customers to curtail or delay spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by IS&S customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other factors which can affect spending behavior.  In addition, the Budget Act triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in defense funding over a ten-year period.   Furthermore, future spending by government agencies may be further reduced because of declining tax revenues associated with the present economic environment.  If the Company’s customers curtail or delay their spending, or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, IS&S’s revenues and results of operations will be negatively affected.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft, may be interested instead in retrofitting existing aircraft as a cost effective alternative, thereby creating an opportunity for IS&S.

On November 29, 2011, AMR Corporation, the parent company of American Airlines, Inc. (“AAI”) and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York.  AAI continued to purchase and pay for products from the Company in the ordinary course of business after November 29, 2011.  The Company’s revenues from AAI accounted for 14%, 5% and 8% of total revenue for the fiscal years 2013, 2012 and 2011, respectively.  As at September 30, 2013, orders from AAI were an immaterial percentage of the Company’s backlog. (See Note 14 - Commitments and Contingencies in Notes to Consolidated Financial Statements attached).

The Company experienced increases in personnel costs in fiscal year 2013 primarily in the R&D and production departments, and reductions in personnel costs in each of fiscal years 2012 and 2011, primarily through resignation and retirements of employees who were not replaced, and a planned reduction in workforce.  The reductions affected most departments in the Company.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2013	2012	2011
Net sales:
Product	74.3%	74.4%	97.8%
Engineering development contracts	25.7%	25.6%	2.2%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	33.6%	38.2%	45.8%
Engineering development contracts	26.4%	19.0%	0.6%
Total cost of sales	60.0%	57.2%	46.4%

Gross profit	40.0%	42.8%	53.6%

Operating expenses:
Research and development	8.2%	11.0%	21.4%
Selling, general and administrative	25.7%	30.1%	29.9%
Total operating expenses	33.9%	41.1%	51.3%

Operating income	6.1%	1.7%	2.3%

Interest income	0.1%	0.4%	0.6%
Interest (expense)	0.0%	(0.1)%	(0.1)%
Other income	0.1%	0.3%	0.6%

Income before income taxes	6.3%	2.3%	3.4%

Income tax expense (benefit)	0.4%	(9.8)%	0.7%

Net income	5.9%	12.1%	2.7%

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Net sales. Net sales increased $7.0 million, or 28.4%, to $31.6 million for fiscal 2013 from $24.6 million for fiscal 2012.  For fiscal 2013, product sales increased $5.2 million and EDC sales increased $1.8 million from fiscal 2012.  The increase in product sales was primarily the result of higher shipments to customers for their upgrade and retrofit programs, while the increase in EDC sales resulted from increased activity on several EDC programs and from new EDC programs awarded during the year.  For fiscal 2013 and 2012, the Company recognized revenue of $4.8 million and $2.4 million, respectively, related to certain contracts for which, at the time of recognition, either zero margins are expected to be earned or a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”).

Cost of sales. Cost of sales increased $4.9 million, or 34.7%, to $18.9 million, or 60.0% of net sales, for fiscal 2013 from $14.0 million, or 57.2% of net sales, for fiscal 2012.  The increase in cost of sales resulted primarily from the change in sales mix and the increase in product sales volume in fiscal 2013 as compared to fiscal 2012.  In addition, EDC margins include the negative impact of cumulative catch-up adjustments of $444,000 and $0, resulting from changes in estimated cost to complete on certain EDC programs for fiscal 2013 and 2012, respectively. An increased proportion of higher margin revenues generated from product sales was offset by the impact of an increase in zero margin or negative margin EDC revenues resulting in a lower gross profit percentage of 40.0% for the year ended September 30, 2013 compared to 42.8% for the year ended September 30, 2012.

Research and development. R&D expense decreased $0.1 million, or 4.3%, to $2.6 million or 8.2% of net sales for fiscal 2013, from $2.7 million or 11.0% of net sales for fiscal 2012.  The decrease in R&D expense for the year ended September 30, 2013 resulted from an increase in EDC revenues which required the Company to allocate more engineering resources to support new EDC programs compared to the prior fiscal year.

Selling, general, and administrative. Selling, general and administrative expenses increased $0.7 million, or 9.7%, to $8.1 million, or 25.7% of net sales, for fiscal 2013 from $7.4 million or 30.1% of net sales, for fiscal 2012. The increase in selling, general, and administrative expense for the year ended September 30, 2013 was caused by the non-recurring expense of $657,000 recorded for a previously disclosed legal matter.  (See Note 14 — Contingencies in Notes to Consolidated Financial Statements attached).  The decrease as a percentage of net sales for the year ended September 30, 2013, compared to the prior year ended September 30, 2012, is attributable primarily to the increase in net sales.

Interest income, net . Net interest income decreased by $59,000 to $41,000, or 0.1% of net sales, for fiscal 2013 from $100,000, or 0.4% of net sales, for fiscal 2012.  The decrease in interest income was primarily the result of lower cash balances in the last nine months compared to the same prior year period as a result of the special cash dividend paid to shareholders in late December 2012.

Other income. Other miscellaneous income decreased marginally by $27,000 in fiscal 2013 compared to fiscal 2012.

Income taxes.  The income tax expense for fiscal year ended September 30, 2013 was $0.1 million compared to an income tax benefit of $2.4 million for the fiscal year ended September 30, 2012.  The tax expense for the fiscal year ended September 30, 2013 was attributable to the pretax income offset in part by Federal Research and Development Tax Credits (“Federal R&D Tax Credit”) recorded.  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year income tax provision reflects the benefit of the retroactive application of the Federal R&D Tax Credit for nine months from the prior fiscal year plus a full year benefit for the current fiscal year in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”).

The effective tax rate for the year ended September 30, 2013 was 6.0%. The effective tax rate differs from the statutory rate for the year ended September 30, 2013 primarily because of the favorable impact of the Federal R&D Tax Credit for the fiscal year as discussed above.  The effective tax benefit rate for the year ended September 30, 2012 was (411.9%).  The effective tax benefit rate differs from the statutory rate for the year ended September 30, 2012 primarily because of the reversal of valuation allowances of $2.4 million related to federal net deferred tax assets in accordance with ASC Topic 740, due to the recent history of income before income taxes, together with projections of profitability in future years.

The current balance of the deferred income tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.  There is currently no assurance of such future income before income taxes.

Net income.  As a result of the factors described above, the Company’s net income for fiscal 2013 was $1.9 million compared to net income of $3.0 million for fiscal 2012.  Net income for fiscal 2012 includes the tax benefit of $2.4 million related to the reversal of valuation allowances related to federal net deferred tax assets discussed above.  On a fully diluted basis, the net income per share was $0.11 for fiscal 2013, compared to $0.18 for fiscal 2012.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Net sales. Net sales decreased $1.2 million, or 4.5%, to $24.5 million for fiscal 2012 from $25.7 million for fiscal 2011.  For fiscal 2012, product sales decreased $6.9 million and EDC sales increased $5.7 million from fiscal 2011.  The decrease in product sales was primarily the result of decreased shipments to customers who slowed or delayed their respective retrofit programs, while the increase in EDC sales resulted from new customer design and EDC programs.  For fiscal 2012 and 2011, the Company recognized equal amounts of revenue and cost of $2.4 million and $0, respectively, related to certain contracts for which, at the time of recognition, either zero margins are expected to be earned or a zero margin approach to applying the percentage of completion method is used in accordance with the guidance of ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, which substantially explains the lower gross profit percentage on EDC revenues for the year ended September 30, 2012 when compared to the year ended September 30, 2011.

Cost of sales. Cost of sales increased $2.1 million, or 17.8%, to $14.0 million, or 57.2% of net sales for fiscal 2012 from $11.9 million, or 46.4% of net sales for fiscal 2011.  The increase resulted primarily from the change in sales mix and the decrease in product sales volume in fiscal 2012 as compared to fiscal 2011.  As a result of the decreased sales volume, product cost of sales for the year ended September 30, 2012 was lower as a percentage of total net sales at 38.2% compared to 45.8% for the year ended September 30, 2011.  The combination of decreased net sales and change in product mix resulted in a lower gross profit percentage compared to the same period in the prior year.

Research and development. R&D expense decreased $2.8 million, or 51.0%, to $2.7 million or 11.0% of net sales for fiscal 2012, from $5.5 million or 21.4% of net sales for fiscal 2011.  The decrease in R&D expense for the year ended September 30, 2012 was primarily the result of the change in mix whereby a higher number of engineering hours were devoted to working on new customer design and EDC programs instead of internal R&D.

Selling, general, and administrative. Selling, general and administrative expenses decreased $0.3 million, or 3.7%, to $7.4 million, or 30.1% of net sales for fiscal 2012 from $7.7 million or 29.9% of net sales for fiscal 2011. The slight decrease in selling, general, and administrative expense for the year ended September 30, 2012 was primarily the result of a reduced number of personnel compared to the prior year period and cost containment efforts.  The increase as a percentage of net sales for the year ended September 30, 2012, compared to the prior year ended September 30, 2011, was attributable primarily to the decrease in net sales.

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

Income taxes.  The income tax benefit for fiscal year ended September 30, 2012 was $2.4 million compared to an income tax expense of $0.2 million for the fiscal year ended September 30, 2011.  The tax benefit was attributable primarily to the reversal of valuation allowances of $2.4 million for the fiscal year ended September 30, 2012 related to federal net deferred tax assets in accordance with ASC Topic 740 because of the recent history of income before income taxes, together with projections of profitability in fiscal 2013 and future years.

The effective tax benefit rate for the year ended September 30, 2012 was (411.9%). The effective tax benefit rate differs from the statutory rate for the year ended September 30, 2012 primarily because of the reversal of valuation allowances of $2.4 million for the fiscal year ended September 30, 2012 related to federal net deferred tax assets in accordance with ASC Topic 740.

The effective tax rate for the year ended September 30, 2011 was 20.4%.  The effective tax rate differs from the statutory rate for the year ended September 30, 2011 primarily due to the utilization of R&D tax credits.

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

Net income.  As a result of the factors described above, the Company’s net income for fiscal 2012 was $3.0 million for fiscal 2012 compared to net income of $0.7 million for fiscal 2011.  On a fully diluted basis, the net income per share was $0.18 for fiscal 2012, compared to $0.04 for fiscal 2011.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2013	2012
Cash and cash equivalents	$16,386,207	$42,977,501
Accounts receivable, net	$4,489,434	$3,978,512
Current assets	$34,437,485	$54,377,366
Current liabilities	$6,492,571	$5,289,828
Deferred revenue	$447,525	$1,426,552
Total debt and other non-current liabilities (1)	$143,693	$227,000
Quick ratio (2)	3.22	8.88
Current ratio (3)	5.30	10.28

	Twelve Months Ended September 30,
	2013	2012	2011
Cash flow activites:
Net cash (used in) provided by operating activites	$(2,152,317)	$1,380,831	$2,276,166
Net cash used in investing activites	(586,801)	(217,533)	(255,454)
Net cash used in financing activites	(23,852,176)	(811,651)	(311,204)

(1)         Excludes deferred revenue; includes current portion of capitalized lease obligations

(2)         Calculated as:  the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)         Calculated as:  current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable, unbilled receivables, and payroll.

Operating Activities

The Company used $2.2 million cash in operating activities during fiscal 2013 compared to operating activities providing cash of $1.4 million during fiscal 2012.  The cash used in operating activities for the year ended September 30, 2013 resulted primarily from an increase in unbilled receivables of $4.9 million, partially offset by cash provided from increases in accounts payable and accrued expenses of $2.0 million for the fiscal year 2013.  Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects.  The Company should recover the cash invested in funding the EDC programs from customers as it completes project milestones.

During fiscal 2012, the Company generated $1.4 million in cash from operating activities.  Cash generated from operations was attributable primarily to increases in accounts payable, accrued expenses and deferred revenues resulting from advance billings to customers as scheduled by the respective EDC programs.  These were offset partially by increases in inventory and unbilled receivables, which funded materials, inventory and third party service providers to fulfill the Company’s obligations under the EDC programs.

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

Investing Activities

Cash used in investing activities was $0.6 million, $0.2 million and $0.3 million for fiscal years 2013, 2012 and 2011 respectively, and consisted of spending for production equipment and laboratory test equipment.  The Company plans to continue investing in capital expenditures at modestly higher levels than it has in prior years.

Financing Activities

On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the dividend payment was approximately $25 million.  For the fiscal year ended September 30, 2013, the Company received $1.2 million from the exercise of options to acquire shares of common stock.  The Company used $696 to purchase 175 shares of the Company’s common stock under the share repurchase program on the first day of fiscal 2013.

Cash used in financing activities was $0.8 million for fiscal year 2012 and was used primarily for the repurchase of 211,722 shares of the Company’s common stock.  Cash used in financing activities was $0.3 million for fiscal year 2011 and consisted primarily of the repurchase of 62,400 shares of the Company’s common stock.

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2013 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating leases	$23,953	$14,259	$9,694	$—	$—
Purchase obligations (1)	3,787,568	3,584,068	187,952	15,548	—
Other liabilities	11,491	—	11,491	—	—
	$3,823,012	$3,598,327	$209,137	$15,548	$—

(1)         A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Inflation

IS&S does not believe inflation had a material effect on its financial position or results of operations during the past three years. However, it cannot predict future effects of inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most critical accounting policies are revenue recognition, income taxes, inventory valuation, share based compensation and warranty reserves.

Revenue recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, and altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statement of operations.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update (“ASU”) 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), ASU 2009-13 and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains software components, which include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s selling price.  The Company then considers the appropriate recognition method for each deliverable.  The Company’s multiple element arrangements can include typically defined design and development activities and/or functional upgrades, along with product sales.

The Company utilizes the selling price hierarchy that has been established by FASB ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company’s determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains defined design and EDC activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in ASC Topic 605-35. To the extent that multiple element arrangements include product sales, the Company recognizes revenue once revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in “Product” sales on the accompanying consolidated statement of operations.

Single Element Arrangements

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605.  In addition, the Company receives orders for equipment and parts.  Generally, revenue from the sale of such products is recognized upon shipment to the customer.

The Company offers its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering development contract services

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts.  Sales and earnings under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead, and capital costs. These contracts sometimes include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for either as an integral part of the original contract, or separately depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in ASC Topic 605-35.

The Company reviews estimates of profit margins for contracts typically on a quarterly basis. Assuming the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in sales and cost estimates, or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates are disclosed in the notes to consolidated financial statements.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing NOL and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible.  The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance would be possible.  The current balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  There is currently no assurance of such future income before income taxes.

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

Inventory valuation

The Company values inventory at the lower of cost (first-in, first-out) or market.  Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on a combination of historical usage and assumptions based on expected usage related to estimated future customer and market demands. The Company’s method of valuing inventory contains uncertainties because the calculation requires management to consider inventory aging, to make assumptions regarding expected usage, and to apply judgments on forecasted future demand, market conditions, and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Stock-based compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”) and FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Accordingly, adoption of ASC Topic 505-50’s and ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock based compensation plans.  The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would have to adjust its estimates.  Such adjustments could have a material impact on the Company’s financial position.

Warranty reserves

The Company offers warranties on some products of various lengths. At the time of shipment, and when sold separately, the Company establishes a reserve estimated for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be adversely affected.  Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 during the fourth quarter of fiscal year ending September 20, 2013 did not have a material impact on the Company’s consolidated financial statements.

In May 2011 the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends the fair value measurement and disclosure guidance to converge GAAP and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and is effective for annual periods beginning after December 2011.  The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, because the guidance only changes the presentation of financial information.  In February 2013, the FASB issued ASU 2013-02 requiring the effective date for implementation of the deferred elements of ASU 2011-05 to be effective for reporting periods beginning after December 15, 2012, with early adoption permitted.

Business Segments

The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications.  Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal year 2013, 2012, and 2011 net sales outside the United States amounted to $4.8 million, $4.4 million and $4.0 million, respectively.

Item 7A.  Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.  Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Solutions and Support, Inc.

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 20, 2013

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$16,386,207	$42,977,501
Accounts receivable, net	4,489,434	3,978,512
Unbilled receivables	6,539,442	1,595,436
Inventories	4,377,513	3,801,547
Deferred income taxes	2,002,679	1,588,162
Prepaid expenses and other current assets	642,210	436,208

Total current assets	34,437,485	54,377,366

Property and equipment, net	7,320,495	7,214,378
Non-current deferred income taxes	650,998	846,887
Other assets	221,533	158,600

Total assets	$42,630,511	$62,597,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,372,137	$1,139,464
Accrued expenses	3,672,909	2,723,812
Deferred revenue	447,525	1,426,552

Total current liabilities	6,492,571	5,289,828

Non-current deferred income taxes	132,202	128,998
Other liabilities	11,491	98,002

Total liabilities	6,636,264	5,516,828

Commitments and contingencies (See Note 14)	—	—

Shareholders’ equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2013 and 2012	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,632,328 and 18,329,314 issued at September 30, 2013 and 2012, respectively	18,632	18,329

Additional paid-in capital	49,880,571	47,845,732
Retained earnings	6,484,634	29,605,236
Treasury stock, at cost, 1,756,807 and 1,756,632 shares at September 30, 2013 and 2012, respectively	(20,389,590)	(20,388,894)

Total shareholders’ equity	35,994,247	57,080,403

Total liabilities and shareholders’ equity	$42,630,511	$62,597,231

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2013	2012	2011
Net sales:
Product	$23,459,034	$18,289,963	$25,174,846
Engineering development contracts	8,108,273	6,288,235	562,806
Total net sales	31,567,307	24,578,198	25,737,652

Cost of sales:
Product	10,601,057	9,389,904	11,790,885
Engineering development contracts	8,341,680	4,678,029	154,299
Total cost of sales	18,942,737	14,067,933	11,945,184

Gross profit	12,624,570	10,510,265	13,792,468

Operating expenses:
Research and development	2,578,034	2,693,554	5,500,924
Selling, general and administrative	8,119,071	7,400,199	7,683,637
Total operating expenses	10,697,105	10,093,753	13,184,561

Operating income	1,927,465	416,512	607,907

Interest income	41,174	101,012	143,942
Interest (expense)	—	(598)	(1,509)
Other income	38,120	65,005	150,010
Income before income taxes	2,006,759	581,931	900,350

Income tax (benefit) expense	119,842	(2,397,063)	183,760

Net income	$1,886,917	$2,978,994	$716,590

Net income per common share:
Basic	$0.11	$0.18	$0.04
Diluted	$0.11	$0.18	$0.04

Cash dividend per share	$1.50	$—	$—

Weighted average shares outstanding:
Basic	16,753,068	16,641,895	16,782,223
Diluted	16,855,854	16,641,900	16,824,621

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2010	$18,245	$46,831,646	$25,909,652	$(19,291,506)	$53,468,037

Share-based compensation	—	177,399	—	—	177,399
Issuance of stock to directors	42	197,645	—	—	197,687
Purchase of treasury stock	—	—	—	(298,926)	(298,926)
Net Income	—	—	716,590	—	716,590

Balance, September 30, 2011	$18,287	$47,206,690	$26,626,242	$(19,590,432)	$54,260,787

Share-based compensation	—	439,085	—	—	439,085
Issuance of stock to directors	42	199,957	—	—	199,999
Purchase of treasury stock	—	—	—	(798,462)	(798,462)
Net income	—	—	2,978,994	—	2,978,994

Balance, September 30, 2012	$18,329	$47,845,732	$29,605,236	$(20,388,894)	$57,080,403

Share-based compensation		678,840	—	—	678,840
Exercise of stock options	255	1,156,039	—	—	1,156,294
Issuance of stock to directors	48	199,960	—	—	200,008
Purchase of treasury stock	—	—	—	(696)	(696)
Dividends	—	—	(25,007,519)	—	(25,007,519)
Net income	—	—	1,886,917	—	1,886,917

Balance, September 30, 2013	$18,632	$49,880,571	$6,484,634	$(20,389,590)	$35,994,247

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,886,917	$2,978,994	$716,590
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	545,620	529,325	672,196
Share-based compensation expense:
Stock options	712,395	444,507	170,586
Stock awards	200,008	199,998	199,712
Tax adjustment from share-based compensation:	(33,301)	(5,422)	6,813
Provision for (recovery of) loss on accounts receivable	—	(1,373)	17,225
(Gain) loss on disposal of property and equipment	(11,536)	—	2,413
Excess and obsolete inventory cost	48,450	113,456	471,496
Deferred income taxes	(215,424)	(2,434,379)	751
(Increase) decrease in:
Accounts receivable	(510,922)	(853,025)	(611,363)
Unbilled receivables	(4,944,006)	(1,210,796)	35,789
Inventories	(624,416)	(406,408)	676,301
Prepaid expenses and other current assets	(206,002)	54,788	42,277
Other non-current assets	(116,333)	—	(121,237)
Increase (decrease) in:
Accounts payable	1,232,673	695,948	(100,362)
Accrued expenses	744,085	192,101	(188,354)
Income taxes payable	118,502	(110,805)	219,324
Deferred revenue	(979,027)	1,193,922	66,009
Net cash (used in) provided by operating activities	(2,152,317)	1,380,831	2,276,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(605,301)	(217,533)	(255,454)
Proceeds from the sale of property and equipment	18,500	—	—
Net cash (used in) investing activities	(586,801)	(217,533)	(255,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from exercise of stock options	1,156,039	—	—
Purchase of treasury stock	(696)	(798,462)	(298,926)
Dividend paid	(25,007,519)	—	—
Repayment of capitalized lease obligations	—	(13,189)	(12,278)
Net cash (used in) financing activities	(23,852,176)	(811,651)	(311,204)

Net increase in cash and cash equivalents	(26,591,294)	351,647	1,709,508
Cash and cash equivalents, beginning of year	42,977,501	42,625,854	40,916,346

Cash and cash equivalents, end of year	$16,386,207	$42,977,501	$42,625,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$599	$1,509
Cash paid for income tax	$250,000	$153,327	$11,500
Cash received from income tax refund	$—	$4,096	$43,253

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Background:

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  Customers include commercial air transport carriers and corporate/general/aviation companies, the Department of Defense (“DoD”) and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries and various OEMs.

2.        Concentrations:

Major Customers and Products

In fiscal 2013, 2012 and 2011, the Company derived 64%, 63%, and 61%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $5.9 million, $2.4 million, and $1.8 million as at September 30, 2013, 2012 and 2011, respectively.

During fiscal 2013, two of the Company’s customers, Eclipse Aerospace Inc. (“Eclipse”) and American Airlines Inc. (“AAI”) accounted for 24% and 14% of total sales, respectively.  In fiscal 2012, three of the Company’s customers, Eclipse, FedEx Corporation (“FedEx”), and National Nuclear Security Administration accounted for 20%, 14%, and 13% of total sales, respectively.  In fiscal 2011, two of the Company’s customers, Eclipse and FedEx, accounted for 20% and 15% of total sales, respectively.

Flat Panel sales were 88%, 87%, and 79% of total sales in the years ended September 30, 2013, 2012 and 2011, respectively. Sales of air data systems and components were 12%, 13%, and 21% of total sales for the years ended September 30, 2013, 2012 and 2011, respectively.  Sales to government contractors and agencies accounted for approximately 28%, 45% and 30% of total sales during fiscal years 2013, 2012 and 2011, respectively.  While under these contracts, the government agency or general contractor typically retains the right to terminate the contract at any time at its convenience.  To date these contracts have generally included provisions requiring the payment to the Company of all revenue earned and costs incurred by the Company through the date of contract termination and do not entitle the customer to receive a refund of any previously paid fees.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S.-based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  The Company’s revenues from AAI accounted for 14%, 5% and 8% of total revenue for the fiscal years 2013, 2012 and 2011, respectively. (See also Note 14 - Commitments and Contingencies).

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2013 and 2012 the Company had one supplier that accounted for 30% and 20%, respectively, of the Company’s total inventory purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. The Company’s customer base consists principally of companies within the aviation industry. The Company may request advance payments and/or letters of credit from new customers or existing customers whose credit ratings do not meet the Company’s standards for extending normal credit terms.

The Company maintained reserves for doubtful accounts of $0 million and $0.2 million at September 30, 2013 and 2012, respectively. The reserve balance for fiscal 2012 is related to sales of Engineering Development Contract services (“EDC”) to a customer that was impacted negatively by the current economic environment.  As of September 30, 2013, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Bankruptcy Court recently approved the settlement of the U.S. Department of Justice’s antitrust lawsuit challenging the AMR - U.S. Airways merger, and the merger was consummated on December 9, 2013. Shortly thereafter, the Company collected in full, the outstanding amount of $760,000. (See also Note 14 - Commitments and Contingencies).

3.        Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on EDC programs, percentage of completion on EDC contracts, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statement of Operations in the period they are determined.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2013 and 2012 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	September 30,
	2013	2012
Raw materials	$3,126,592	$2,752,833
Work-in-process	857,602	555,495
Finished goods	393,319	493,219
	$4,377,513	$3,801,547

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2013, 2012 or 2011.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large flat-panel display systems, flight information computers, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering development services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statement of operations.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update (“ASU”) 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”), FASB ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains software components, which include functional upgrades, that the Company sells on a standalone basis and which it has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with FASB ASC Topic 985, “Software” (“ASC Topic 985”).

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.

Single Element Arrangements

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes sales when revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  In addition, the Company also receives orders for equipment and parts.  Generally, revenues from the sale of such products are recognized upon shipment to customers.

The Company may offer its customers extended warranties for additional fees. These warranty sales are recorded as deferred revenue and recognized as sales on a straight-line basis over the warranty period.

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonably and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all other contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract or contract segment and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margin requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, prototype costs, overhead cost and capital costs. These contracts sometimes include purchase options for additional quantities and for customer change orders for additional or revised product functionality. Revenues and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while revenues and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Revenues related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for either as an integral part of the original contract, or separately depending upon the nature and value of the item, in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains, and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage-of-completion method following the guidance included in ASC Topic 605-35.

Estimates of profit margins for contracts are reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-

term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments if any, resulting from changes in estimates, are included in results of operations and disclosed in the notes to consolidated financial statements.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating loss (NOL”)and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance would be possible.  The current balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  There is currently no assurance of such future income before income taxes.

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

Engineering Development

Total engineering development expense is comprised of both internally funded research and development (“R&D”) and product development and design charges related to specific customer EDC. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC, engineering related product materials and equipment and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer EDC are charged to cost of sales-EDC.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For fiscal 2013, 2012 and 2011 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value because of the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and 2012, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,014	$—	$—

Fair Value Measurement on September 30, 2012
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$40,384,756	$—	$—

Share-Based Compensation

The Company accounts for share-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”) and ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which requires the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Warranty

The Company offers warranties on some products of various lengths. At the time of shipment, and when sold separately, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability accordingly.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 during the fourth quarter of fiscal year ending September 20, 2013 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends the fair value measurement and disclosure guidance to converge accounting principles generally accepted in the United States of America (“GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for measuring amounts at fair value as well as disclosures about these measurements. ASU 2011-04 was to be adopted prospectively and was effective for the interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is to be adopted retrospectively and is effective for annual periods beginning after December 2011.  The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, because the guidance changes only the presentation of financial information.  In February 2013, the FASB issued ASU 2013-02 requiring the effective date for implementation of the deferred elements of ASU 2011-05 to be effective for reporting periods beginning after December 15, 2012, with early adoption permitted.

4.  Net Income Per Share:

	For the Fiscal Year Ended September 30,
	2013	2012	2011
Numerator:
Net income	$1,886,917	$2,978,994	$716,590
Denominator:
Basic weighted average shares	16,753,068	16,641,895	16,782,223
Dilutive effect of share-based awards	102,786	5	42,398
Diluted weighted average shares	16,855,854	16,641,900	16,824,621

Net income per common share:
Basic	$0.11	$0.18	$0.04
Diluted	$0.11	$0.18	$0.04

Net income per share is calculated pursuant to ASC Topic 260, Earnings per Share (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2013 and 2012, there were 824,834 and 836,200 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.  For fiscal years 2013, 2012 and 2011, 445,472, 806,200, and 184,300 options to purchase common stock, respectively, were excluded from the computation of diluted earnings per share, because the effect would be anti-dilutive.

5.  Unbilled Receivables:

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.  Unbilled receivables, net of progress payments, were $6.5 million and $1.6 million at September 30, 2013 and 2012, respectively.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $444,000, $8,000 and $0 during fiscal years ended September 30, 2013, 2012 and 2011, respectively.

6.  Prepaid expenses and other current assets:

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2013	2012

Prepaid insurance	$350,913	$176,340
Other	291,297	259,868
	$642,210	$436,208

7. Property and equipment:

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2013	2012

Computer equipment	$2,173,266	$2,090,556
Corporate airplane	3,128,504	3,082,186
Furniture and office equipment	1,062,296	1,076,849
Manufacturing facility	5,631,001	5,605,616
Equipment	4,678,678	4,378,714
Land	1,021,245	1,021,245
	17,694,990	17,255,166
Less accumulated depreciation and amortization	(10,374,495)	(10,040,788)
	$7,320,495	$7,214,378

Depreciation related to property and equipment was approximately $0.5 million in each of fiscal years 2013, 2012 and 2011.

8. Other assets:

Other assets consist of the following:

	September 30,	September 30,
	2013	2012
Intangible assets, net of accumulated amortization of $495,037 and $441,637 at September 30, 2013 and September 30, 2012	$105,200	$158,600

Other non-current assets	116,333	—
	$221,533	$158,600

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in fiscal 2013, 2012 or 2011.

Total intangible amortization expense was approximately $0.1 million in each of fiscal years 2013, 2012 and 2011. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets are advanced payments made to vendors to secure end-of-life purchases of materials that are not expected to be applied during the next twelve months.

9. Accrued expenses:

Accrued expenses consist of the following:

	September 30,	September 30,
	2013	2012

Warranty	$701,456	$850,499
Salary, benefits and payroll taxes	679,325	531,862
Professional fees	393,570	330,858
Income taxes payable	337,993	132,980
Materials on order	30,492	43,374
Litigation claims	656,865	—
Other	873,208	834,239
	$3,672,909	$2,723,812

10.  Warranty:

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales and the reserve balance is recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and by the related material, labor, and delivery costs incurred in correcting a product failure. If actual product failure rates, material, or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be recorded.

Warranty cost and accrual information for fiscal years ended September 30, 2013 and 2012:

	2013	2012
Warranty accrual as of October 1,	$850,499	$955,549
Accrued expense for fiscal year	(272)	89,815
Warranty cost incurred for fiscal year	(148,771)	(194,865)
Warranty accrual as of September 30,	$701,456	$850,499

11.  Income Taxes:

Income taxes are recorded in accordance with ASC Topic 740, which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing NOL and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment.

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2013	2012	2011

Current provision (benefit):
Federal	$432,211	$46,792	$183,527
State	(2,731)	(9,476)	(518)

Total current provision	429,480	37,316	183,009

Deferred (benefit) provision:
Federal	(255,154)	(2,435,049)	—
State	(54,484)	670	751

Total deferred (benefit) provision	(309,638)	(2,434,379)	751

Total current and deferred (benefit) provision	$119,842	$(2,397,063)	$183,760

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2013	2012	2011

U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(1.3)%	6.5%	(7.1)%
Permanent items	(2.9)%	(1.8)%	(0.4)%
Research and development tax credits	(27.4)%	(3.6)%	(27.5)%
Valuation allowance	(0.8)%	(433.5)%	14.2%
Change in unrecognized tax benefits	4.4%	(13.5)%	7.2%

Effective income tax rate	6.0%	(411.9)%	20.4%

On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Research and Development Tax Credit (“R&D Tax Credit”) from January 1, 2012 to December 31, 2013. The current year effective income tax rate reflects the benefit of the retroactive application of the R&D Tax Credit for nine months from the fiscal year ended September 30, 2012, plus a full year benefit for the fiscal year ended September 30, 2013 as required by ASC Topic 740.

In December of 2010, Congress enacted a two-year extension of the R&D Tax Credit, which retroactively reinstated and extended the R&D Tax Credit for amounts paid or incurred from January 1, 2010 to December 31, 2011. The Company recognized the entire impact of this retroactive extension in the quarter ended December 31, 2010, as required by ASC Topic 740.  The Company’s effective tax rate for the year ended September 30, 2011 reflects the benefit of the R&D Tax Credit generated over the period January 1, 2010 through September 30, 2011.  The amount reported above for the year ended September 30, 2012 reflects R&D Tax Credits generated from October 1, 2011 through December 31, 2011.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2013		2012
	Current	Non Current	Current	Non Current
Deferred tax assets:
Reserves and accruals	$1,657,601	$196,312	$1,514,711	$240,390
Research and development credits	349,195	548,952	80,000	774,318
NOL carryforwards - state	1,600	1,246,615	—	1,236,554
Stock options	—	714,040	—	614,087
Depreciation	—	(626,063)	—	(576,589)
Other	—	4,023	—	6,304
	2,008,396	2,083,879	1,594,711	2,295,064

Less valuation allowance	(5,717)	(1,432,881)	(6,549)	(1,448,177)
Total net deferred tax assets	2,002,679	650,998	1,588,162	846,887

Deferred tax liabilities:
Depreciation	—	(132,202)	—	(128,998)

Total deferred tax liabilities	—	(132,202)	—	(128,998)

Net deferred tax asset	$2,002,679	$518,796	$1,588,162	$717,889

At September 30, 2013, the Company had state NOL carryforwards of $21.4 million, which begin to expire in varying amounts after the fiscal year ending September 30, 2026.  In addition, the Company has federal R&D Tax Credit carryforwards of approximately $690,000, which begin to expire in varying amounts after fiscal year ending September 30, 2029, and state R&D Tax Credit carryforwards of $208,000 (net of federal impact), which begin to expire in varying amounts after the fiscal year ending September 30, 2023.

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

At September 30, 2013, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The valuation allowance decreased by $16,000 for the year ended September 30, 2013, primarily due to the partial reversal of state valuation allowances related to state NOL and other deferred tax assets, based on forecasts of future taxable income.  In the event the Company were to determine that it would be able to realize additional state deferred tax assets in the future, an adjustment would be made to the valuation allowance which would reduce the provision for income taxes. The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is no longer more likely than not that a portion of these net deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

At September 30, 2012, the Company considered all available evidence, including the recent history of income before income taxes, together with projections of profitability in future periods.   As a result of this analysis, the Company determined that the positive evidence, which related primarily to the recent history of income before income taxes, and projections of future profits, was sufficient to conclude that it was appropriate to reverse $2.4 million of valuation allowances previously recorded against its net federal deferred tax assets.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2013	2012	2011
Balance at beginning of year	$403,000	$491,000	$425,000
Unrecognized tax benefits related to prior years	—	—	—
Unrecognized tax benefits related to current year	120,000	12,000	67,000
Settlements	—	—	—
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(31,000)	(100,000)	(1,000)

Balance at end of year	$492,000	$403,000	$491,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $492,000, $403,000 and $491,000 at September 30, 2013, 2012 and 2011, respectively.  It is not anticipated that the balance of unrecognized tax benefits at September 30, 2013 will change significantly over the next twelve months.  The balance of unrecognized tax benefits as reflected in the table above at September 30, 2013 and 2012, are recorded on the balance sheet as a reduction to deferred tax assets, except for approximately $10,000 and $92,000 which are included in Other Liabilities at September 30, 2013 and 2012, respectively.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $1,000 and $4,000 for the payment of interest, net of tax benefits, at September 30, 2013 and 2012, respectively. There is no accrual recorded for penalties.

For the fiscal year ended September 30, 2013, 2012 and 2011, the Company recognized expense (benefit) of $(3,000), $(8,000) and $4,000, respectively, for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2011 and thereafter are open years subject to examination by the Internal Revenue Service (“IRS”).  The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company’s income tax return for the year ended September 30, 2010, and no adjustments resulted from this examination.  There are no state income tax examinations in process at this time.

12.  Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $128,000, $145,000 and $167,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

13.  Share-Based Compensation:

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $912,000, $645,000 and $371,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was ($33,000), ($5,000) and $7,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Compensation expense related to share-based awards is recorded as a component of selling general and administrative expenses.

By unanimous consent of the Company’s Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option to purchase common stock was reduced by $1.50 per share pursuant to the terms of the 1998 Plan or the 2009 Plan (each as defined below), as applicable, to offset the dilutive impact of the special cash dividend paid by the Company on December 27, 2012 to common shareholders of record on December 17, 2012.  As required by ASC Topic 718, the Company recorded an expense of $22,000 related to the vested outstanding options as a result of this one-time reduction to the option exercise price in the quarter ended March 31, 2013.  For non-vested options, the Company added the additional compensation cost of $59,000 to the remaining unrecognized compensation cost for the original share options, granted under the 2009 Plan, and will expense the total amount ratably over the remaining vesting period of the options in accordance with the guidance provided by ASC Topic 718.

The Company has three share-based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”). These plans were approved by the Company’s shareholders.  The 1998 Plan expired on November 13, 2008.  The last awards under the Restricted Plan were made in 2010 and no further shares remain to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this plan. Incentive stock options granted under the 1998 Plan have exercise prices that are at least equal to the fair value of the common stock on grant date. Nonqualified stock options granted under the plan have exercise prices that are less than, equal to or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of common stock for awards under the plan.  On November 13, 2008, the 1998 Plan expired and no additional shares were granted under the 1998 Plan after that date.

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2013, 2012, and 2011 and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2010	491,200	$9.21	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(103,400)	10.95	—

Outstanding at September 30, 2011	387,800	$8.74	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(11,600)	12.65	—

Outstanding at September 30, 2012	376,200	$8.62	$—
Granted	—	—	—
Exercised	(226,800)	4.63	174,112
Cancelled	(4,900)	11.42	—

Outstanding at September 30, 2013	144,500	$12.79	—
Vested	144,500	$12.79	$—
Options exercisable at September 30, 2013	144,500	$12.79	$—

In fiscal 2013 and 2012, no options were granted under the 1998 Plan; therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. 226,800 and 0 options under the 1998 Plan were exercised in fiscal 2013 and 2012, respectively.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2013	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2013	Weighted-Average Exercise Price

$0.00 - $ 5.00	12,000	0.003	$3.913	12,000	$3.913
$5.01 - $10.00	45,000	3.063	6.728	45,000	6.728
$10.01 - $15.00	51,000	1.571	12.587	51,000	12.587
$15.01 - $20.00	4,500	1.153	17.822	4,500	17.822
$20.01 - $25.00	32,000	3.414	24.272	32,000	24.272
	144,500	2.301	$12.79	144,500	$12.79

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term.  Because no options were granted from the 1998 Plan in fiscal 2013, 2012 and 2011, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $34,000, $67,000 and $117,000 for fiscal years ended September 30, 2013, 2012 and 2011, respectively.

At September 30, 2013, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2014.

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It called for an annual award of non-vested stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The stock awards vest and are issued in four quarterly installments during the fiscal year provided the director is still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and no further shares remain to be awarded under this Plan.  However, the Company continued to make an annual grant of non-vested stock under the 2009 Plan.  There were no expenses associated with the grant of non-vested stock to non-employee directors under the Restricted Plan for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards under the 2009 Plan (collectively referred to as “Awards”).  Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At September 30, 2013 there were 358,785 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for fiscal years ended September 30, 2013 and 2012, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2010	50,000	$4.50	$—
Granted	180,000	5.28	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2011	230,000	$5.11	$—
Granted	280,000	3.92	—
Exercised	—	—	—
Cancelled	(50,000)	4.50	—

Outstanding at September 30, 2012	460,000	$4.45	$—
Granted	250,000	4.06	—
Exercised	(27,999)	3.78	118,802
Cancelled	(1,667)	3.78	—

Outstanding at September 30, 2013	680,334	$3.32	$3,153,696
Vested and expected to vest	680,334	$3.32	$3,153,696
Options exercisable at September 30, 2013	175,331	$3.16	$841,216

The following table summarizes information about stock options under the 2009 Plan at September 30, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2013	Weighted-Average Exercise Price

$0.00 - $5.00	680,334	8.6	$3.32	175,331	$3.16

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and typically vest over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience and the expected turnover rate of the employees receiving the options. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures and is recognized ratably over the vesting term.

Below are the fair value assumptions used to record compensation expense, related to the 2009 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2013	2012	2011
Expected dividend rate	—	—	—
Expected volatility	64.6%	71.1%	63.0%
Weighted average risk-free interest rate	1.0%	2.1%	1.9%
Expected lives (years)	7.6	8.7	10.0

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $678,000, $377,000 and $54,000 for fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

At September 30, 2013, unrecognized compensation expense of approximately $1,118,000, net of forfeitures, related to non-vested stock options under the 2009 Plan, is expected to be recognized over a period of approximately 3 years.

14.  Commitments and Contingencies:

Capital Lease

The Company leases certain equipment under capital leases with terms of five years and an implicit interest rate of 7.2%. The capitalized cost of $57,450 and related annual amortization of $0, $5,000 and $5,000 have been included in property and equipment at September 30, 2013, 2012 and 2011, respectively. The balance due on these leases was $0, $0 and $13,000 as of September 30, 2013, 2012 and 2011, respectively.

Operating Leases

Rent expense under operating leases totaled $39,000, $30,000 and $31,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.  The purchase obligations on open purchase orders were $3.8 million, $1.9 million and $1.4 million as of September 30, 2013, 2012 and 2011, respectively.

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

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  For the years ended September 30, 2013 and 2012, AAI accounted for approximately 14% and 5%, respectively, of net sales. AAI continued to purchase and pay for products from the Company in the ordinary course of business after November 29, 2011.  As of November 29, 2011, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Bankruptcy Court recently approved the settlement of the U.S. Department of Justice’s antitrust lawsuit challenging the AMR - U.S. Airways merger, and the merger was consummated on December 9, 2013.  Shortly thereafter, the Company collected in full, the outstanding amount of $760,000.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff awarding him damages for breach of contract, violation of the Pennsylvania Wage Payment and Collection Law, prejudgment interest, and plaintiff’s reasonable attorneys’ fees.  The Company has appealed the decision.  Pending the outcome of the appeal, the Company has recorded an estimated total liability of $657,000 (which includes the plaintiff’s estimated attorney’s fees), which is recorded as a component of selling, general and administrative expenses for the fiscal year ended September 30, 2013.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer.  The case has not been resolved as of the date hereof.

15.  Related Party Transactions:

The Company incurred legal fees of $45,000, $110,000 and $116,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively with a law firm which is a shareholder of the Company.

For the years ended September 30, 2013, 2012 and 2011, respectively, the Company incurred service fees of $4,000, $2,000, and $0 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company’s Chairman and Chief Executive Officer.

16.  Quarterly Financial Data (unaudited):

Summarized quarterly results of operations of the Company for the years ended September 30, 2013 and September 30, 2012 are presented below:

	Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,536,734	$8,214,974	$8,778,254	$8,037,345
Cost of sales	3,496,482	4,263,580	5,332,798	5,849,877
Gross profit	3,040,252	3,951,394	3,445,456	2,187,468
Operating income	384,591	1,210,837	285,500	46,537
Net income	317,589	1,107,128	307,473	154,727

Net income per common share
Basic	$0.02	$0.07	$0.02	$0.01
Diluted	$0.02	$0.07	$0.02	$0.01

	Fiscal Year Ended September 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,755,459	$6,760,221	$6,134,492	$6,928,026
Cost of sales	2,629,860	3,659,505	3,518,867	4,259,701
Gross profit	2,125,599	3,100,716	2,615,625	2,668,325
Operating income (loss)	(658,199)	346,543	355,162	373,006
Net income (loss)	(342,979)	288,873	259,971	2,773,129

Net income (loss) per common share
Basic	$(0.02)	$0.02	$0.02	$0.17
Diluted	$(0.02)	$0.02	$0.02	$0.17

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period.  As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

17.  Business Segments:

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results, and identifiable assets are in the United States.  During fiscal 2013, 2012 and 2011, IS&S derived 88%, 87% and 79%, respectively, of its total revenues from the sale of FPDS.  During fiscal 2013, 2012 and 2011, the Company derived 12%, 13% and 21%, respectively, of total revenues from the sale of air data systems related products.  During fiscal 2013, 2012 and 2011, the Company derived 26%, 26% and 2%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal years 2013, 2012 and 2011, net sales outside the United States amounted to $4.8 million, $4.4 million and $4.0 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components.  During fiscal 2013, 2012 and 2011, the Company derived 88%, 87% and 79%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.  Controls and procedures

(a)         An evaluation was performed under supervision and with participation of the Company’s management, including its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         Management’s annual report on internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth below on this Annual Report on Form 10-K.

(c)          There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting

Management of Innovative Solutions & Support, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (1992),” issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of September 30, 2013, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Solutions and Support, Inc.

Exton, Pennsylvania

We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2013 of the Company and our report dated December 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

December 20, 2013

PART III

Item 10.  Directors, executive officers and corporate governance.

This information (other than information relating to executive officers included in Part I Item 1.) will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement. IS&S has adopted a written code of business conduct and ethics, known as the Company’s code of conduct, which applies to all of its directors, officers, and employees, including its chief executive officer, its president and its chief financial officer. The Company’s code of conduct is available on its Internet website, www.innovative-ss.com. The code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to the Company’s code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company’s Internet website promptly following the date of such amendment or waiver.

Item 11.  Executive compensation.

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters.

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2013.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)

Equity compensation plans approved by security holders	837,399	$4.97	358,785

Equity compensation plans not approved by security holders	—	$—	—

The Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors.  In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.  The stock is awarded in four installments quarterly during the fiscal year provided the director is still serving on the board on the quarterly issue date.  The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan.  However, the Company continued to make an annual grant of restricted shares under the 2009 Plan.  Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

In the fiscal years ended September 30, 2013, 2012 and 2011, awards to the Company’s non-employee directors under the Plan were 48,215, 42,430 and 42,237 shares respectively.

Item 13.  Certain relationships and related transactions and director independence.

Related Party Transactions

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

Item 14.  Principal accounting fees and services

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Report, and is hereby incorporated by reference to such Proxy Statement.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Bylaws of IS&S. (7)
10.1	IS&S 1988 Incentive Stock Option Plan. (1) (3)
10.2	IS&S 1998 Stock Option Plan. (1) (4)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (10)

21	Subsidiaries of IS&S.
23.1	Consent of Deloitte and Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment to the IS&S 1998 Stock Option Plan. (1) (8)

101
101.INS	XBRL Instance Document (9)
101.SCH	XBRL Taxonomy Extension Scheme Document (9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (9)
101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document (9)
101.LAB.	XBRL Taxonomy Extension Label Linkbase Document (9)
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document (9)

(1)         Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(2)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2007.

(3)         Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-96584) filed with the Commission on May 9, 2000, as amended.

(4)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on March 1, 2005.

(5)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2009.

(6)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 26, 2004

(7)         Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010.

(8)         Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission for the fiscal year 2008.

(9)         Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(10)  Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M HEDRICK
Geoffrey S. M. Hedrick
Chairman & Chief Executive Officer

Dated: December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M HEDRICK	Chairman & Chief Executive Officer	December 20, 2013
Geoffrey S. M. Hedrick

/s/ SHAHRAM ASKARPOUR	President	December 20, 2013
Shahram Askarpour

/s/ RONALD C. ALBRECHT	Chief Financial Officer (Principal Accounting Officer)	December 20, 2013
Ronald C. Albrecht

/s/ GLEN R. BRESSNER	Director	December 20, 2013
Glen R. Bressner

/s/ WINSTON J. CHURCHILL	Director	December 20, 2013
Winston J. Churchill

/s/ ROBERT MIONIS	Director	December 20, 2013
Robert Mionis

/s/ ROBERT E. MITTELSTAEDT, JR.	Director	December 20, 2013
Robert E. Mittelstaedt, Jr.

/s/ ROBERT H. RAU	Director	December 20, 2013
Robert H. Rau