Form 10-K/A
period 2013-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2014-02-07
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of November 29, 2013, there were 16,888,086 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2013 (the “Form 10-K”) is being filed to amend and restate only the following items of the Form 10-K: Items 10, 11, 12, 13 and 14 of Part III. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

PART III

Item 10.  Directors, executive officers and corporate governance.

Directors

The current members of the Board of Directors, together with certain information about them, are set forth below:

		Director	Term
Name	Age	Since	Expires	Positions with the Company

Class I Directors
Robert A. Mionis	51	2010	2016	Director
Robert H. Rau	77	2001	2016	Director

Class II Directors
Glen R. Bressner	53	1999	2014	Director, Vice-Chairman of the Board
Robert E. Mittelstaedt, Jr.	70	1989	2014	Director

Class III Directors
Geoffrey S. M. Hedrick	71	1988	2015	Director, Chairman of the Board, Chief Executive Officer
Winston J. Churchill	73	1990	2015	Director

Robert A. Mionis.  Mr. Mionis currently serves as an Operating Partner for Pamplona Capital Management. From 2008 to 2013, Mr. Mionis was the President and Chief Executive Officer of Standard Aero, one of the world’s largest independent aviation repair and services companies. From 2006 to 2008, Mr. Mionis served as President and CEO of the Dubai Aerospace Enterprise Engineering and Manufacturing division. From 2002 to 2006, he served as Vice President of Integrated Supply Chain at Honeywell Aerospace. Before joining Honeywell, Mr. Mionis served as Senior Vice President and General Manager for Global Operations for Axcelis Technologies, a semiconductor equipment manufacturer. Mr. Mionis began his career with General Electric in its Manufacturing Management program. Mr. Mionis serves on several boards, including the University Of Massachusetts College Of Engineering Advisory Board and the Board of Trustees for the Arizona Science Center. Mr. Mionis is a graduate of the University of Massachusetts - Amherst with a degree in Electrical Engineering.

Robert H. Rau.  Mr. Rau retired December 31, 1998 as President of the Aerostructures Group of The Goodrich Company. Prior to its merger with The Goodrich Company, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector. In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association and a past Chairman of the General Aviation Manufacturers Association. Mr. Rau received a Bachelor of Arts degree in Business Administration from Whittier College in 1962.

Glen R. Bressner.  Mr. Bressner is Managing Partner of Originate Ventures which he co-founded in 2008.  He is also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of material handling solutions. He has also been a Managing Partner of Mid Atlantic Venture Funds since 1985. From 1996 to 1997, Mr. Bressner served as the Chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

Robert E. Mittelstaedt, Jr.  Mr. Mittelstaedt served as Non-Executive Chairman of the Board of Directors from 1989 to 1997. Since July 1, 2004, Mr. Mittelstaedt has been Dean of the W.P. Carey School of Business at Arizona State University. Prior to that, Mr. Mittelstaedt was Vice Dean of The Wharton School of the University of Pennsylvania since 1989. Mr. Mittelstaedt also serves on the Board of Directors of Laboratory Corporation of America Holdings, Inc. and is a member of the Board of Directors of W.P. Carey & Co. LLC. Mr. Mittelstaedt holds a Bachelor of Science degree in Mechanical Engineering from Tulane University and a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania.

Geoffrey S. M. Hedrick. Mr. Hedrick founded the Company in February 1988 and has been Chairman of the Board since 1997. Mr. Hedrick resigned from his position as Chief Executive Officer of the Company on November 30, 2007 but continued as Chairman of the Board. He reassumed his former duties as Chief Executive Officer on September 8, 2008. Prior

to founding the Company, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries, North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was acquired subsequently by Smiths Industries plc. Mr. Hedrick has over 40 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

Winston J. Churchill.  Mr. Churchill has been managing general partner of SCP Partners since he founded it in 1996, and has over 25 years’ experience in private equity investing. Previously, he had formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, L.P., another venture capital fund, in 1990. Prior to that, he was a managing partner of a private investment firm that specialized in leveraged buyouts on behalf of Bessemer Securities Corporation. From 1967 to 1983, he practiced law at the Philadelphia firm of Saul, Ewing LLP and served as Chairman of its Banking and Financial Institutions Department, Chairman of the Finance Committee and a member of its Executive Committee. He is Chairman of Cyalume Technologies Holdings, Inc, and a director of a number of other public companies including Amkor Technology, Inc. and Griffin Land and Nurseries, Inc., as well as a number of private companies. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System. He is currently a Trustee Fellow of Fordham University, Chairman of Scholar Academies, Vice-Chair of The Gesu School, and a trustee of American Friends of New College Oxford, England; he was also for many years a trustee of Georgetown University. He earned a Bachelor of Science in Physics, summa cum laude, from Fordham University, a Master of Arts in Economics from Oxford University, where he studied as a Rhodes Scholar, and a Juris Doctor from Yale Law School.

Independence

The Board has determined in its business judgment that five (5) of the Company’s six (6) directors are independent as defined in the applicable NASDAQ Stock Market, LLC listing standards, including that each member is free of any relationships that would interfere with his individual exercise of independent judgment. The following directors were determined to be independent: Glen R. Bressner, Winston J. Churchill, Robert A. Mionis, Robert E. Mittelstaedt, Jr. and Robert H. Rau.

Executive Officers

The current executive officers of the Company, their ages, positions, terms of office with the Company, and brief summaries of their business experience are set forth in Part I of the Form 10-K beginning on page 11.

Audit Committee and Audit Committee Expert

The Audit Committee makes recommendations to the Board with respect to various auditing and accounting matters, including the selection and compensation of the Company’s independent registered public accounting firm, the scope of the Company’s annual audits, fees to be paid to the independent registered public accounting firm, the performance and independence of the Company’s independent registered public accounting firm, and the Company’s accounting practices. The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention, and treatment, on a confidential basis, of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has responsibility for, among other things, the planning and review of the Company’s annual and periodic reports and accounts, and the involvement of the Company’s independent registered public accounting firm in that process. Messrs. Bressner (Chairman), Mionis and Rau are currently members of the Audit Committee. The Audit Committee is comprised solely of independent members, as independence for audit committee members is defined by the applicable NASDAQ listing standards. In addition, the Board has determined in its business judgment that each member of the Audit Committee is financially literate, and that at least one of the Audit Committee members, Mr. Rau, is an audit committee financial expert, as defined by SEC rules and regulations. The Audit Committee has adopted a formal written charter that has been approved by the Board. The charter specifies the scope of the Audit Committee’s responsibilities and procedures for carrying out such responsibilities. A copy of the charter is available on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms the Company has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during fiscal year 2013, the officers, directors and 10% beneficial owners of the Company complied with all of the applicable Section 16(a) of the Exchange Act filing requirements, except that Mr. Geoffrey S.M. Hedrick filed one late Form 4 on February 4, 2014 to report a bona fide gift of shares of the Company’s common stock that occurred on July 10, 2013 and his indirect beneficial ownership of shares of the Company’s common stock owned of record by his wife.

Code of Ethics

The Company maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its directors, its principal executive officer, and principal financial and accounting officer and persons performing similar functions.  In addition, the Code of Ethics applies to all of the Company’s employees, officers, agents and representatives. The Code of Ethics is posted on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

Item 11.  Executive compensation.

The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2013, 2012 and 2011 to our chief executive officer and each other executive officer who earned more than $100,000 during fiscal year 2013 (collectively, the “Named Executive Officers”) for services rendered in such years:

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	$	$	$ (1)	$ (2)	$
Geoffrey S. M. Hedrick,	2013	400,000	—	—	34,467	434,467
Chief Executive Officer	2012	400,000	—	—	8,109	408,109
	2011	400,000	—	—	7,865	407,865
Shahram Askarpour,	2013	300,000	—	662,875	6,000	968,875
President (3)	2012	271,000	—	727,850	5,421	1,004,271
Ronald C. Albrecht,	2013	258,000	—	—	5,165	263,165
Chief Financial Officer	2012	258,000	—	—	5,165	263,165
	2011	258,000	—	112,893	5,165	376,058

(1)         These amounts represent the aggregate grant date fair value determined in accordance with the valuation guidelines of ASC Topic 718 “Stock Compensation” with respect to the options granted to Dr. Askarpour and Mr. Albrecht. See also Note 13, under the heading “Share-Based Compensation,” in the Company’s audited financial statements as filed in the Annual Report.

(2)         As described in the Compensation Discussion and Analysis section below, the Company provided Mr. Hedrick with certain personal benefits during fiscal years 2013, 2012 and 2011. The amount of each personal benefit provided to Mr. Hedrick during 2012 and 2011 did not exceed $10,000, and, accordingly, is not reported in the table above.  In fiscal year 2013 the Company provided Mr. Hedrick with personal benefits associated with use of a corporate aircraft, a company owned automobile, and contributions to his 401(k) plan account in the amounts of $10,553, $15,581 and $8,333,  respectively. The amounts set forth for Dr. Askarpour and Mr. Albrecht for 2013, 2012 and 2011 represent only contributions to the respective named executive officer’s 401(k) plan account.

(3)         Dr. Askarpour was appointed as the Company’s President as of April 2, 2012.

Stock Option Grants

In fiscal year 2013, the Compensation Committee awarded to Shahram Askarpour options to acquire 250,000 shares of common stock under the Company’s 2009 Stock Plan.  Subject to Dr. Askarpour’s continued employment with the Company, these options vest in three equal annual installments beginning January 29, 2014.

Stock Option Exercises and Holdings

The following table provides outstanding stock option information for the named executive officers as of the end of fiscal year 2013:

		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (3)	Option Expiration
Name	Grant Date	# Exercisable	# Unexercisable		#	$	Date
Geoffrey S. M. Hedrick	—	—	—		—	—	—
Shahram Askarpour	03/19/04	12,000	—		—	7.40	03/19/14
	07/27/04	15,000	—		—	12.67	07/27/14
	01/11/06	20,000	—		—	11.95	01/11/16
	02/21/08	20,000	—		—	6.27	02/21/18
	08/15/11	30,000	15,000	(2)	—	3.78	08/15/21
	02/21/12	83,333	166,667	(1)	—	2.48	02/21/22
	01/29/13	—	250,000		—	4.06	01/29/23
Ronald C. Albrecht	08/15/11	20,000	10,000	(2)	—	3.78	08/15/21

(1)         The options granted to Dr. Askarpour on February 21, 2012 and January 29, 2013 vest in three equal annual installments beginning on February 21, 2013 and January 29, 2014, respectively, subject to his continued employment with the Company.

(2)         The options granted to Dr. Askarpour and Mr. Albrecht on August 15, 2011 vest in three equal annual installments beginning on August 15, 2012 subject to their continued employment with the Company.

(3)         The applicable option exercise price of each outstanding option reflects the reduction by $1.50 per share approved by unanimous consent of the Company’s Board of Directors on January 25, 2013 pursuant to the terms of the 1998 Stock Option Plan or the 2009 Stock-Based Incentive Compensation Plan, as applicable, to offset the dilutive impact of the extraordinary dividend paid by the Company on its common stock on December 27, 2012 to holders of record on December 17, 2012.

Employment Contracts, Termination of Employment and Change in Control Arrangements

It is the Company’s general philosophy that all of the Company’s employees should be “at will” employees, thereby allowing both the Company and the employee to terminate the employment relationship at any time and without restriction or financial obligation. However, in certain cases, the Company has determined that, as a retention device and a means to obtain non-compete arrangements, employment agreements are appropriate.

The Company entered into an employment agreement with Dr. Askarpour on February 14, 2012 in connection with his promotion to the position of President of the Company.  The initial term of the employment agreement began on April 1, 2012 and ended on March 31, 2013.  On April 1, 2013 the term was extended for one year and on each subsequent April 1, the term will be extended for an additional one (1) year period unless either party provides written notice to the other party at least 30 days prior to the expiration of the then current term that the term will not be renewed.  The employment agreement provides for an initial base salary of $300,000 per year, which the Company determined to be appropriate given Dr. Askarpour’s increased duties and responsibilities as President.  If Dr. Askarpour’s employment is terminated by the Company without “cause,” then, subject to Dr. Askarpour’s execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of six (6) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums.  The employment agreement contains covenants restricting Dr. Askarpour’s ability to compete with the Company or solicit its employees, other service providers, or current, former or prospective customers for the period ending on the later of the date that is (a) 12 months after the expiration of the initial term of the employment agreement and (b) 12 months after the cessation of Dr. Askarpour’s employment.  The employment agreement contains standard confidentiality and assignment of invention provisions.

Change in Control Benefits

The Compensation Committee has the authority to accelerate the vesting of grants of Company stock options to named executive officers under the Company’s 2009 Plan upon a change in control of the Company. The Company believes that such accelerated vesting is essential to maintaining the commitment and dedication of its key employees throughout a potential change in control.  Unless otherwise determined by the Compensation Committee or provided in an award agreement, “change in control” is defined for these purposes as:

•  the acquisition in one or more transactions during any 12-month period by any “person” (as such term is used for purposes of section 13(d) or section 14(d) of the Exchange Act) but excluding, for this purpose, the Company or its Subsidiaries or any employee benefit plan of the Company or its Subsidiaries, of “beneficial ownership” (within the meaning of Rule 13d-3 under the Exchange Act) of thirty percent (30%) or more of the combined voting power of the Company’s then outstanding voting securities (the “Voting Securities”);

•  a change in the composition of the Board during any 12-month period such that the individuals who at the beginning of such period constituted the Board cease to constitute a majority of the Board;

•  the consummation of a merger or consolidation involving the Company if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, more than seventy percent (70%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger or consolidation; or

•  a complete liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the assets of the Company.

Stock Ownership/Retention Requirements

The Company does not require its named executive officers to maintain a minimum ownership interest in the Company.

Deductibility of Compensation

Section 162(m) of the Code denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid to the Chief Executive Officer or any of the other named executive officers, excluding, among other things, certain performance-based compensation. Through September 30, 2013, this provision has not affected the Company’s tax deductions. At the present time, the Compensation Committee believes that it is unlikely that the compensation paid to any of the Company’s employees in a taxable year will exceed $1,000,000.

Compensation of Directors

The Company’s compensation program for non-employee directors consists of two elements of compensation: meeting fees and restricted stock awards. Each non-employee director is entitled to a fee of $1,000 for each Board meeting attended and $1,000 for each in-person committee meeting that is not held on the same day as a Board meeting. Historically, each non-employee director had also received an award of restricted stock pursuant to the Company’s Restricted Plan for non-employee directors, which was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. In 2010, the last of the shares of common stock remaining to be issued under the Restricted Plan for non-employee directors were issued, and the balance of the awards to non-employee directors were made under the 2009 Plan. The Company continues to grant annual awards of restricted stock to non-employee directors under the 2009 Plan.

Since fiscal year 2005, the Company has granted to each non-employee director an annual award of restricted stock with a value of $40,000 based on the closing price of the Company’s common stock on the first business day of the fiscal year. The Company’s common stock closed at $3.98 per share on October 1, 2012. Accordingly, each non-employee director in the table below received a grant of 10,050 shares of restricted stock for 2013 fiscal year.  Each restricted stock award vests quarterly during the fiscal year provided the director continues to serve on the Board through each applicable vesting date.

In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at Board meetings.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation	All Other Compensation	Total
Name	$ (1)	$ (2)	$ (3)	$	Earnings	$	$
Glen R. Bressner	5,000	40,000	—	—	—	—	45,000
Winston J. Churchill	4,000	40,000	—	—	—	—	44,000
Robert A. Mionis	5,000	40,000	—	—	—	—	45,000
Robert E. Mittelstaedt, Jr.	4,000	40,000	—	—	—	—	44,000
Robert H. Rau	5,000	40,000	—	—	—	—	45,000

(1)         Includes fees paid for attendance of Board and Board committee meetings.

(2)         This amount represents the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation — Stock Compensation” with respect to restricted stock granted to each non-employee director. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. Because each director’s restricted stock grant vests, if at all, during the fiscal year, none of the directors held any unvested restricted stock as of the close of the fiscal year. In addition, as of the close of the fiscal year, none of the non-employee directors held outstanding options to purchase stock of the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a former or current executive officer or employee of the Company. There are no compensation committee interlocks between IS&S and any other entity involving the Company or such entity’s executive officers or board members.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management, and based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for fiscal year 2013.

Submitted by the Compensation Committee:

Winston J. Churchill (Chairman)

Robert E. Mittelstaedt, Jr.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objective of Compensation Policy

The objective of the Company’s compensation policy is to:

•                  attract and retain exceptional individuals as executive officers; and

•                  provide key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver enhanced value to the Company’s shareholders.

What the Company’s Compensation Program is Designed to Reward

Overall, the compensation program is designed to reward the contributions of each individual executive officer to shareholder value and to provide sufficient incentives to executive officers to ensure their dedication to the Company. As discussed further below, the Company seeks to achieve these goals by providing sufficient base salaries to compensate executives for their day-to-day performance of their duties and awarding cash bonuses when the executive makes progress toward or attains the personal or corporate goals and objectives of the Company. Also, from time to time, the Company grants equity-based awards when it believes that such equity awards will further align the interests of named executive officers with those of the Company’s shareholders and provide an additional incentive to executive officers to contribute to the achievement of the Company’s financial and strategic objectives.

General Compensation Policies

Process for Setting Total Compensation

Generally, upon hiring or promoting a named executive officer, the Compensation Committee sets base salary and other compensation on the basis of subjective factors, including experience, individual achievements and level of responsibility assumed at the Company, and may consider market compensation practices from time to time. Actual base salaries, cash bonuses, and equity-based awards for each named executive officer may be adjusted from year to year based upon each named executive officer’s annual review and progress toward or attainment of personal and corporate goals and objectives, including Company financial performance, shareholder return, and such other factors as the Compensation Committee deems appropriate and in the best interests of the Company’s shareholders.

Each named executive officer’s annual review is a subjective process whereby the Chief Executive Officer or Compensation Committee evaluates such named executive officer’s contributions toward the development and execution of strategic plans, leadership skills, and motivation and involvement in industry groups. The weight given such factors by the Compensation Committee may vary from one named executive officer to another.

The Compensation Committee seeks recommendations from the Chief Executive Officer regarding changes to or increases in elements of compensation for the other named executive officers. In addition, the Chief Executive Officer is responsible principally for reviewing each other named executive officer’s performance, and for making recommendations for the Company’s compensation plan for such officers for the following fiscal year. The Compensation Committee independently reviews the performance of the Company’s Chief Executive Officer. The Compensation Committee reviews the recommendations of the Chief Executive Officer in light of his proximity to the other executives and knowledge of their contributions to and goals for continuing achievement with the Company.

The Company provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in 2011, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal.  The Compensation Committee believes that this affirms shareholders’ support of the Company’s approach to executive compensation and did not change its approach in fiscal year 2013.  The Compensation Committee will continue to consider the outcome of the subsequent say-on-pay votes when making future compensation decisions for the named executive officers.

Elements of Compensation

The Company’s compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•                  Base Salaries;

•                  Annual Bonuses;

•                  Equity-based Compensation;

•                  Perquisites; and

•                  General Benefits.

Base Salary

The Company pays base salaries to named executive officers because the Company believes that such salaries are essential to recruiting and retaining qualified executives. In addition, base salaries create an incentive for named executive officers to make meaningful contributions to the Company’s success because they are subject to increase based on their performance. The Compensation Committee sets initial base salary upon the hire or promotion of a named executive officer and may incorporate base salary into related employment contracts. Base salary levels are based initially on the named executive officer’s previous experience and employment, and the named executive officer’s expected duties and obligations to the Company. Thereafter, the Compensation Committee may increase a named executive officer’s base salary each year based on the results of each named executive officer’s annual review (conducted by the Chief Executive Officer for each of the other named executive officers and by the Compensation Committee for the Chief Executive Officer), and based on the Compensation Committee’s subjective assessment of the Company’s overall performance over the preceding year.

The Compensation Committee determined that there would be no increases in the base salaries of the named executive officers during fiscal year 2013.

Annual Bonus Compensation

From time to time the Company may award annual bonuses, in its discretion, to the named executive officers and may agree, in hiring or promoting a named executive officer, to a target bonus opportunity, expressed as a percentage of base salary, to be paid if the Company determines that the Company has attained its financial performance goals or other objectives.

Except as may be agreed when hiring a new executive officer, the Company has awarded discretionary bonuses only when the Company’s financial performance has met or exceeded the Board’s expectations, or other significant milestones have been achieved.  Named executive officers did not receive discretionary bonuses for fiscal year 2013.

Because the Chief Executive Officer determines whether and how much cash bonus to pay each named executive officer based on a discretionary review of the Company’s financial performance, named executive officers’ bonuses for prior fiscal years were not considered to be “performance based” under Section 162(m) of the Code.  Accordingly, the Company would not have been entitled to deduct on its corporate tax return all of a named executive officer’s base salary and bonus if the total amount of such base salary and bonus (and other compensation considered under Section 162(m) of the Code) exceeded $1,000,000 in that fiscal year. However, the Company has not paid any annual discretionary bonuses that have resulted in the Company’s loss of deduction, nor does the Company anticipate paying such bonuses to its named executive officers.

Equity Compensation

The Company awards equity-based compensation to named executive officers in order to provide a link between the long-term results achieved for its shareholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in the Company’s long-term success. Equity-based compensation has been paid historically to named executive officers in the form of stock options. Such awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

In fiscal year 2013, the Compensation Committee awarded to Shahram Askarpour options to acquire 250,000 shares of common stock under the Company’s 2009 Stock Plan. Subject to Dr. Askarpour’s continued employment with the Company, these options vest in three equal annual installments beginning January 29, 2014.

Perquisites

In fiscal year 2013, the Company provided certain personal benefits to the Chief Executive Officer, as summarized below. The aggregate incremental cost to the Company of the perquisites received by Mr. Hedrick is included in the Summary Compensation table, above.

Automobile.  A Company car was available to the Chief Executive Officer for business and personal purposes during fiscal year 2013. The Company covered the costs of car insurance, upkeep and maintenance of the Company car. The Company believes that use of the Company’s automobile represents a valuable perquisite for the Chief Executive Officer which is appropriate considering his value to the Company, and that such benefit can be provided by the Company for relatively minimal cost.

Aircraft.  The Company has, with the approval of the Independent Directors, permitted the Company’s Chief Executive Officer to use the Company’s corporate aircraft for personal travel. The Company believes that use of the Company’s aircraft represents a valuable perquisite for the Chief Executive Officer which is appropriate considering his value to the Company, and that such benefit can be provided by the Company for relatively minimal cost.

General Benefits

The following are standard benefits offered to all eligible Company employees, including named executive officers.

Retirement Benefits.  The Company maintains a tax-qualified 401(k) savings plan for all eligible employees, including the named executive officers, known as the IS&S 401(k) Plan (the “Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. The Company makes a matching contribution to the Savings Plan at one half of each participant’s deferral rate limited to a maximum contribution of 2% of base salary and subject to limitations imposed by the Internal Revenue Service.

Medical, Dental, Life Insurance and Disability Coverage.  The Company makes available medical, dental, life insurance, and disability coverage to all active eligible employees. The value of these benefits is not required to be included in the Summary Compensation Table because they are available to all eligible full-time employees.

Other Paid Time-Off Benefits.  The Company provides vacation and other paid holidays to all employees, including the named executive officers.

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2013.

Number of Securities
remaining available for
	Number of Securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
Plan Category	options warrants and rights	warrants and rights	reflected in second column)

Equity compensation plans approved by security holders	837,399	$4.97	358,785

Equity compensation plans not approved by security holders	—	—	—

Total	837,399	$4.97	358,785

The Company’s 2003 Restricted Stock Plan (the “Restricted Plan”) was adopted in order to provide non-employee directors with restricted stock grants that would encourage them to contribute to the growth of the Company and benefit the Company’s shareholders.  The Restricted Plan initially called for an annual award of restricted stock to each eligible non-employee director having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year.  In fiscal year 2005 the annual award was increased to $40,000 effective in the fourth quarter of fiscal year 2005.  The stock is awarded in four equal quarterly installments during the fiscal year, provided the director is still serving on the board on the quarterly issue date.  The last awards under the Restricted Plan were made in fiscal year 2010, and there are no additional shares to award under the Restricted Plan.  However, the Company has continued to make an annual grant of restricted shares to its eligible non-employee directors under its 2009 Stock-Based Incentive Compensation Plan.  Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

In the fiscal years ended September 30, 2013, 2012 and 2011, awards to the Company’s non-employee directors under the Plan were 50,250, 42,110 and 43,385 shares respectively.

Security Ownership of Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership, as of January 31, 2014, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole or shared power to vote or direct the vote of such shares of common stock or the sole or shared investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Geoffrey S. M. Hedrick (2)	3,535,567	20.9%
Federated Investors, Inc. (3)	2,449,549	14.5%
WealthTrust Axiom LLC (4)	1,481,464	8.8%
Morgan Stanley (5)	937,328	5.6%
BlackRock Inc. (6)	894,487	5.3%

(1)         As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,894,531 shares of common stock outstanding as of January 17, 2014.

(2)         Mr. Hedrick’s address is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, PA 19341. Includes 408 shares owned by Mr. Hedrick’s spouse.

(3)         Based solely on Schedule 13G/A filed February 12, 2013. Federated Investors, Inc.’s address is Federated Investors Tower, Pittsburgh PA 15222-3779.

(4)         Based solely on Schedule 13G/A filed on February 1, 2013. WealthTrust Axiom LLC’s address is 4 Radnor Corp Ctr., Suite 520, Radnor, PA 19087.

(5)         Based solely on Schedule 13G filed on February 14, 2013. Morgan Stanley’s address is 1585 Broadway, New York, NY 10036.

(6)         Based solely on Schedule 13G filed on January 29, 2014. BlackRock Inc.’s address is 40 East 52nd Street, New York, NY 10022.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership as of January 17, 2014, of (i) each director, (ii) the chief executive officer and each other executive officer, and (iii) all the directors and executive officers as a group. Each of the shareholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the Securities and Exchange Commission and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Geoffrey S. M. Hedrick	3,535,567	20.9%
Shahram Askarpour (2)	348,200	2.1%
Robert E. Mittelstaedt, Jr.	167,918	*
Winston J. Churchill	109,614	*
Robert H. Rau	96,583	*
Glen R. Bressner	67,313	*
Robert A. Mionis	31,150	*
Ronald C. Albrecht (3)	25,060	*

All executive officers and directors as a group (8 persons)	4,381,405	25.9%

*                 Less than 1%.

(1)         As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,894,531 shares of common stock outstanding as of January 17, 2014.

(2)         Includes 1,200 common shares owned beneficially by Dr. Askarpour, 180,333 common shares which Dr. Askarpour has the right to acquire pursuant to vested stock options as of January 17, 2014, and 166,667 options to purchase common shares which will vest within 60 days from such date.

(3)        Includes 20,000 common shares which Mr. Albrecht has the right to acquire pursuant to vested stock options.

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

Item 14.  Principal accounting fees and services

Principal Accountant Fees and Services

Services provided by Deloitte in prior fiscal years have included an audit of the annual consolidated financial statements of the Company, an audit of the effectiveness of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and other services related to filings made with the SEC. The aggregate fees billed by Deloitte in connection with services rendered during the fiscal years ended September 30, 2013 and 2012 were:

	FY 2013	FY2012
Audit Fees	$452,500	$355,000
Audit Related Fees	—	—
Tax Fees	—	—

Total	$452,500	$355,000

Audit Fees

Audit fees for fiscal years 2013 and 2012 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, auditing the effectiveness of the Company’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements.

Audit Related Fees

No audit-related fees were paid to Deloitte during fiscal year 2013 or fiscal year 2012.

Tax-Related Fees

No tax-related fees were paid to Deloitte during fiscal year 2013 or fiscal year 2012.

All Other Fees

No other fees were incurred in connection with services provided by Deloitte during fiscal years 2013 and 2012 other than as described above.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company, and any changes to the terms of the engagement.  The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal.  Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements.  Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all 2013 and 2012 fees paid to the independent registered public accounting firm.

Pursuant to the adoption of the Audit Committee Charter (as revised), the Board has adopted a policy which prohibits the Company from entering into non-audit related consulting agreements for financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all other services prohibited by Sarbanes-Oxley and new SEC regulations. The policy also contains procedures requiring Audit Committee pre-approval of all audit and permitted non-audit services provided by the Company’s independent registered public accounting firm.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M HEDRICK
Geoffrey S. M. Hedrick Chairman & Chief Executive Officer

Dated: February 7, 2014

Exhibit Index

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer