Form 10-Q
period 2013-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2014-02-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes ☐  No ☒

As of January 31, 2014, there were 16,894,531 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2013

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,827,439	$16,386,207
Accounts receivable, net	4,759,853	4,489,434
Unbilled receivables	7,314,710	6,539,442
Inventories	4,975,541	4,377,513
Deferred income taxes	2,297,334	2,002,679
Prepaid expenses and other current assets	513,274	642,210

Total current assets	35,688,151	34,437,485

Property and equipment, net	7,527,584	7,320,495
Non-current deferred income taxes	24,447	650,998
Other assets	231,981	221,533

Total Assets	$43,472,163	$42,630,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,288,971	$2,372,137
Accrued expenses	3,703,053	3,672,909
Deferred revenue	245,727	447,525

Total current liabilities	6,237,751	6,492,571

Non-current deferred income taxes	132,401	132,202
Other liabilities	11,579	11,491

Total Liabilities	6,381,731	6,636,264

Commitments and contingencies (See Note 6)

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2013 and September 30, 2013	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,644,893 and 18,632,328 issued at December 31, 2013 and September 30, 2013, respectively	18,645	18,632

Additional paid-in capital	49,968,147	49,880,571
Retained earnings	7,493,230	6,484,634
Treasury stock, at cost, 1,756,807 and 1,756,807 shares at December 31, 2013 and September 30, 2013, respectively	(20,389,590)	(20,389,590)

Total Shareholders’ Equity	37,090,432	35,994,247

Total Liabilities and Shareholders’ Equity	$43,472,163	$42,630,511

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales:
Product	$7,738,614	$4,739,448
Engineering development contracts	3,367,197	1,797,286
Total net sales	11,105,811	6,536,734

Cost of sales:
Product	3,798,857	2,160,448
Engineering development contracts	3,526,518	1,336,034
Total cost of sales	7,325,375	3,496,482

Gross profit	3,780,436	3,040,252

Operating expenses:
Research and development	626,921	850,852
Selling, general and administrative	1,744,891	1,804,809
Total operating expenses	2,371,812	2,655,661

Operating income	1,408,624	384,591

Interest income	10,467	17,572
Other income	5,666	11,545
Income before income taxes	1,424,757	413,708

Income tax expense	416,161	96,119

Net income	$1,008,596	$317,589

Net income per common share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Cash dividends per share:	$—	$1.50

Weighted average shares outstanding:
Basic	16,888,086	16,608,507
Diluted	17,094,346	16,608,513

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,008,596	$317,589
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	129,484	119,159
Share-based compensation expense:
Stock options	184,224	133,691
Nonvested stock awards	50,029	50,018
Tax adjustment from share-based compensation	(146,664)	(10,304)
Excess and obsolete inventory cost	25,000	—
Deferred income taxes	332,096	53,869
(Increase) decrease in:
Accounts receivable	(270,419)	(260,114)
Unbilled receivables	(775,268)	(1,412,335)
Inventories	(623,028)	333,853
Prepaid expenses and other current assets	128,936	(225,749)
Other non-current assets	(10,448)	—
Increase (decrease) in:
Accounts payable	(83,166)	(360,176)
Accrued expenses	124,502	(57,963)
Income taxes payable	(94,272)	(77,447)
Deferred revenue	(201,798)	(265,020)
Net cash used in operating activities	(222,196)	(1,660,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(336,572)	(43,231)
Net cash used in investing activities	(336,572)	(43,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(695)
Dividend paid	—	(25,007,519)
Proceeds from exercise of stock options	—	762,759
Net cash used in financing activities	—	(24,245,455)

Net decrease in cash and cash equivalents	(558,768)	(25,949,615)
Cash and cash equivalents, beginning of year	16,386,207	42,977,501

Cash and cash equivalents, end of period	$15,827,439	$17,027,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$325,000	$130,000

The accompanying notes are an integral part of these statements.

Innovative Solutions and Support Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company also continues to position itself as a system integrator, which provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, the United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.  Customers include commercial air transport carriers and corporate/general/aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2013 is derived from audited financial statements. Operating results for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage of completion on EDC, recoverability of long-lived assets, stock-based compensation expense, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at December 31, 2013 and September 30, 2013 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the corporate airplane and manufacturing facility, which are depreciated using the straight-line method over estimated useful lives of ten years and thirty-nine years, respectively. During fiscal 2014, no depreciation was provided for the airplane since it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.  No impairment charges were recorded during the three months ended December 31, 2013 or 2012.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture,  and deliver air data equipment, engine display systems, large flat-panel display systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, as well as engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statement of income.

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales, amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales, and any functional upgrade and product elements in “product” sales on the accompanying consolidated statement of income.

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

The Company typically reviews estimates of profit margins for contracts on a quarterly basis. If the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in sales and cost estimates or to the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates are disclosed in the notes to consolidated financial statements.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities and expected benefits of utilizing net operating losses (“NOL”) and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period.  Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At December 31, 2013, approximately 40% of the Company’s employees were engineers engaged in various engineering development projects.  IS&S invests a large percentage of its sales in EDC and R&D projects to allow its customers to benefit from the latest technological advancements.  Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D. EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ending December 31, 2013 and 2012, comprehensive income consisted of net income only.  There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft, accounts payable, and short-term debt approximate their fair value because of the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,556	$—	$—

Fair Value Measurement on September 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,014	$—	$—

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

Warranty

The Company offers warranties of various lengths on some products. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based upon its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage each affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales and the reserve balance recorded as an accrued expense.  Although the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Concentrations

Major Customers and Products

For the three months ended December 31, 2013, four customers — the DoD, Pilatus Aircraft Limited (“Pilatus”), Eclipse Aerospace, Inc. (“Eclipse”) and FedEx Corp. (“FedEx”), accounted for 22%, 13%, 12%, and 11% of net sales, respectively.  For the three months ended December 31, 2012, two customers - Eclipse and American Airlines, Inc. (“AAI”) accounted for 29% and 13% of net sales, respectively.

On November 29, 2011, AMR Corporation, the parent company of AAI and certain of its other U.S. based subsidiaries filed voluntary petitions for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy”).  AAI continued to purchase and pay for products from the Company in the ordinary course of business after November 29, 2011.  For the three months ended December 31, 2013 and 2012, AAI accounted for approximately 4% and 13%, respectively, of net sales. As of September 30, 2013, the Company had pre-Bankruptcy outstanding accounts receivable of $760,000 from AAI.  The Bankruptcy Court recently approved the merger of AAI and U.S. Airways which was consummated on December 9, 2013. Shortly thereafter, the Company collected the full $760,000.

Major Suppliers

The Company currently buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2013, the Company had one supplier which accounted for greater than 10% of the Company’s total inventory related purchases.  For the three months ended December 31, 2012, the Company had one supplier which accounted for greater than 10% of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the primary consideration. Cash balances are maintained with two banks. Certain operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

The Company has no reserve for doubtful accounts as of December 31, 2013 and September 30, 2013 because of the favorable history of collections and a specific analysis of amounts outstanding.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements as of December 31, 2013.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.  Unbilled receivables, net of customer payments, were $7.3 million and $6.5 million at December 31, 2013 and September 30, 2013, respectively.

The percentage-of-completion method of accounting for EDC revenue requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over the life of a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $183,000 and $0 for the three months ended December 31, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2013	2013
Raw materials	$3,624,157	$3,126,592
Work-in-process	1,123,403	857,602
Finished goods	227,981	393,319
	$4,975,541	$4,377,513

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2013	2013

Prepaid insurance	$186,743	$350,913
Other	326,531	291,297
	$513,274	$642,210

Property and equipment

Property and equipment, net consists of the following balances:

	December 31,	September 30,
	2013	2013

Land	$1,021,245	$1,021,245
Computer equipment	2,237,025	2,173,266
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,054,347	1,062,296
Manufacturing facility	5,649,070	5,631,001
Equipment	4,897,120	4,678,678
Total	17,987,311	17,694,990
Less: Accumulated depreciation and amortization	(10,459,727)	(10,374,495)
	$7,527,584	$7,320,495

Depreciation and amortization related to property and equipment was approximately $129,000 and $106,000 for the three months ended December 31, 2013 and 2012, respectively.  The Corporate airplane is primarily utilized in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2013	2013
Intangible assets, net of accumulated amortization of $495,037 at December 31, 2013 and September 30, 2013	$105,200	$105,200
Other non-current assets	126,781	116,333
	$231,981	$221,533

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded for the three months ended December 31, 2013 and 2012.  Total amortization expense was approximately $0 and $13,000 for the three months ended December 31, 2013 and 2012, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets consist primarily of deposits for leased facilities and inventory deliveries not expected to be applied in the next twelve months.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2013	2013

Warranty	$756,544	$701,456
Salary, benefits and payroll taxes	459,288	679,325
Professional fees	357,633	393,570
Income taxes payable	243,633	337,993
EDC program costs	1,153,618	560,428
Litigation claims	481,060	656,865
Other	251,277	343,272
	$3,703,053	$3,672,909

Other accrued expenses consist primarily of accruals for payments to consultants and sub-contractors for services completed as of December 31, 2013 and September 30, 2013.

Warranty cost and accrual information for the three months ended December 31, 2013 is highlighted below:

Warranty Accrual at September 30, 2013	$701,456
Accrued expense	116,260
Warranty cost	(61,172)
Warranty Accrual at December 31, 2013	$756,544

3. Income Taxes

The income tax expense for the three months ended December 31, 2013 was approximately $416,000 compared to approximately $96,000 for the three months ended December 31, 2012.

The effective tax rate for the three months ended December 31, 2013 was 29%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2013, primarily because of the Domestic Production Activities Deduction, and the federal Research and Development Tax Credit (“R&D Tax Credit”).

The effective tax rate for the three months ended December 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2012, primarily because of the decrease in the liability recorded for uncertain tax positions resulting from the lapse of applicable statutes of limitation and the Domestic Production Activities Deduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects the benefit from the Federal R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

At December 31, 2013, the balance of the deferred tax valuation allowance relates principally to NOLs of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and therefore, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2013, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $234,000 and $184,000 for the three months ended December 31, 2013 and 2012, respectively.  The income tax effect recognized as a credit (charge) to additional paid-in capital related to share-based compensation arrangements was ($147,000) and ($10,000) for the three months ended December 31, 2013 and 2012, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized grants of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants.  No stock options were granted to independent contractors or consultants under the 1998 Plan.  Total compensation expense under the 1998 Plan was approximately $0 and $10,000 for the three months ended December 31, 2013 and 2012, respectively.

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

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It authorized an annual award of non-vested shares of common stock having a fair market value of $40,000 at close of business on October 1 of each year for all eligible non-employee directors. The shares of common stock were awarded in four quarterly installments during the fiscal year provided the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under the Restricted Plan. However, the Company continued to make an annual grant of restricted shares to non-employee directors under the 2009 Plan.

There was no compensation expense under the Restricted Plan for the three months ended December 31, 2013 and 2012, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2013, there were 346,220 shares of common stock available for awards under the plan.

If any Award is forfeited, or if any Option terminates, expires, or lapses without being exercised, the shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must adjust proportionately and equitably the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $184,000, and $124,000 for the three months ended December 31, 2013, and 2012, respectively. Total share-based compensation expense under the 2009 Plan associated with the grant of stock awards to non-employee members of the Board of Directors on a quarterly basis as compensation was $50,000 for the three months ended December 2013 and 2012.

Stock repurchase program

On April 29, 2013 the Company’s Board of Directors approved a new share repurchase program to acquire up to 250,000 shares of the Company’s outstanding common stock until May 1, 2014.  Under the new share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  During the three months ended December 31, 2013, the Company did not make any other purchases of shares of the Company’s common under the new share repurchase plan.  As of December 31, 2013, the number of shares that may yet be purchased under the new share repurchased program was 250,000 shares.

During the three months ended December 31, 2012 the Company purchased 175 shares of common stock under the previous share repurchase program (which expired on February 10, 2013) at a total cost of $696 and at an average market price of $3.96 per share, financed with available cash.

5. Earnings Per Share

	For the three months ended December 31,
	2013	2012
Numerator:
Net income	$1,008,596	$317,589
Denominator:
Basic weighted average shares	16,888,086	16,608,507
Dilutive effect of share-based awards	206,260	6
Diluted weighted average shares	17,094,346	16,608,513

Earnings per common share:
Basic EPS	$0.06	$0.02
Diluted EPS	$0.06	$0.02

Earnings per share (“EPS”) is calculated pursuant to FASB ASC Topic 260, Earnings Per Share. (“ASC Topic 260”).  Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2013 and 2012, there were 779,834 and 651,600 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.  For the three months ended December 31, 2013 and 2012, 84,598 and 800,645 weighted dilutive shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff.  In December 2013, the parties agreed to settle the matter.  Under the terms of the settlement the Company is required to pay the plaintiff $540,000 between December 2013 and the end of March 2014.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of December 31, 2013.

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

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on December 20, 2013 and the following factors:

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has demonstrated an ability to incorporate added electronic flight bag functionality such as charting and mapping systems into its Flat Panel Display Systems (“FPDS”) product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, the United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, to reduce substantially product time to market, and to achieve cost advantages over products offered by its competitors.  Customers include commercial air transport carriers and corporate/general aviation companies, the Department of Defense and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The shift in regulatory and technological environment has resulted in the increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS products (equipped with a WAAS enabled navigator) will be qualified to land at such airports, and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”), and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers.  Customers have been and may continue to be affected by the present uncertain economic conditions in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors.  In addition, spending by government agencies may in the future be reduced because of ongoing budget constraints.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations due to adverse economic conditions, IS&S revenues and results of operations will be adversely affected.  However, the Company believes that, in an adverse economic environment, customer who may have otherwise elected to purchase newly manufactured aircraft will be interested instead in retrofitting existing aircraft as a cost effective alternative, which will create a market opportunity for IS&S.

Cost-of-sales related to product sales is comprised of material components and third party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy, supplies, and outside service costs related to production management, purchasing, material control, and quality control.  Cost of sales includes warranty costs.

Cost of sales related to engineering development contracts (“EDC”) is comprised of engineering labor, consulting services, and other cost associated with specific design and development projects.  These costs are incurred pursuant to contractual arrangements and are typically accounted for as contract costs within cost of sales with the payment from customers under such contracts accounted for as EDC sales in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products and these costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and will expense associated R&D costs as they are incurred.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2013. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2013 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2013 AND 2012

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending December 31,
	2013	2012
Net sales:
Product	69.7%	72.5%
Engineering development contracts	30.3	27.5
Total net sales	100.0%	100.0%

Cost of sales:
Product	34.2%	33.1%
Engineering development contracts	31.8	20.4
Total cost of sales	66.0%	53.5%

Gross profit	34.0%	46.5%

Operating expenses:
Research and development	5.6%	13.0%
Selling, general and administrative	15.7	27.6
Total operating expenses	21.3%	40.6%

Operating income	12.7%	5.9%

Interest income	0.1	0.3
Other income	0.1	0.2
Income before income taxes	12.9%	6.4%

Income tax expense	3.7%	1.5%

Net income	9.2%	4.9%

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Net sales. Net sales increased $4.6 million, or 70%, to $11.1 million, for the three months ended December 31, 2013 from $6.5 million in the three months ended December 31, 2012. For the three months ended December 31, 2013, product sales increased $3.0 million and EDC sales increased $1.6 million from the same period in the prior year. Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to the DoD, military subcontractors, and a commercial transport customer.  The increase in EDC sales was primarily the result of revenues from increased activity on EDC projects awarded in the prior year. For the three months ended December 31, 2013 and 2012, the Company recognized equal amounts of revenue and cost of $2.9 million and $0.5 million, respectively, related to certain contracts for which, at the time of recognition, either zero margins were expected, or a zero margin approach to applying the percentage of completion method were used in accordance with the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (ASC Topic 605-35”).

Cost of sales. Cost of sales increased $3.8 million or 110%, to $7.3 million, or 66% of net sales, in the three months ended December 31, 2013 from $3.5 million, or 53% of net sales in the three months ended December 31, 2012. The increase in cost of sales resulted primarily from the change in sales mix to a higher proportion of EDC sales and the increase in product sales volume for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  In addition, EDC margins include the negative impact of cumulative catch-up adjustments of $183,000 resulting from changes in estimated cost to complete on certain EDC programs for the three months ended December 31, 2013. The Company’s overall gross margin decreased to 34% from 47% because of the higher proportion of lower margin EDC sales and the negative effect of the cumulative catch-up adjustment for certain EDC projects in the three months ended December 31, 2013.

Research and development. R&D expense decreased $0.2 million, or 26%, to $0.6 million, or 5.6% of net sales, in the three months ended December 31, 2013 from $0.9 million, or 13.0% of net sales, in the three months ended December 31, 2012.  The decrease in R&D expense in the quarter reflected a higher percentage of engineering resources devoted to support EDC projects.

Selling, general, and administrative. Selling, general and administrative expense decreased $0.1 million, or 3%, to $1.7 million, or 15.7% of net sales, in the three months ended December 31, 2013 from $1.8 million, or 27.6% of net sales, in the three months ended December 31, 2012. The decrease in selling, general, and administrative expense in the quarter was primarily the result of lower professional fees and the partial reversal of the non-recurring expense recorded in the prior year, related to the settlement of a previously disclosed legal matter during the quarter.  (See Note 6 — Contingencies in Notes to Consolidated Financial Statements attached).

Interest income. Interest income was $10,000 in the three months ended December 31, 2013 compared to $18,000 in the three months ended December 31, 2012. The decrease in interest income was primarily the result of lower cash balances in the three months ended December 31, 2013 compared to the prior year period in which the Company paid a $25 million special cash dividend to shareholders.

Other income. Other miscellaneous income decreased marginally by $6,000 in the three months ended December 31, 2013 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended December 31, 2013 was $416,000 compared to $96,000 for the three months ended December 31, 2012.

The effective tax rate for the three months ended December 31, 2013 was 29%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2013, primarily because of the Domestic Production Activities Deduction and the federal Research and Development Tax Credit (“R&D Tax Credit”).

The effective tax rate for the three months ended December 31, 2012 was 23%.  The effective tax rate differs from the statutory rate for the three months ended December 31, 2012, primarily because of the decrease in the liability recorded for uncertain tax positions due to the lapse of applicable statutes of limitation and the Domestic Production Activities Deduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted, which retroactively reinstated and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The current year estimated annual effective income tax rate reflects the benefit from the Federal R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

At December 31, 2013, the balance of the deferred tax valuation allowance relates principally to NOLs of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and therefore further adjustments to the valuation allowance are possible.

Net income.  As a result of the factors described above, the Company reported net income for the three months ended December 31, 2013 of $1.0 million compared to $0.3 million for the three months ended December 31, 2012.  On a fully diluted basis, the income per share of $0.06 for the three months ended December 31, 2013 compared to $0.02 for the three months ended December 31, 2012.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2013	2013
Cash and cash equivalents	$15,827,439	$16,386,207
Accounts receivable, net	4,759,853	4,489,434
Current assets	35,688,151	34,437,485
Current liabilities	6,237,751	6,492,571
Deferred revenue	245,727	447,525
Total debt and other non-current liabilities (1)	143,980	143,693
Quick ratio (2)	3.30	3.22
Current ratio (3)	5.72	5.30

	Three Months Ending December 31,
	2013	2012
Cash flow activites:
Net cash (used in) provided by operating activites	$(222,196)	$(1,660,929)
Net cash (used in) investing activites	(336,572)	(43,231)
Net cash (used in) financing activites	—	(24,245,455)

(1)         Excludes deferred revenue

(2)         Calculated as:  Cash and Cash Equivalents and Accounts Receivable, net divided by Current Liabilities

(3)         Calculated as:  Current Assets divided by Current Liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and the ability to access cash accumulated from prior year operations.  Cash is used principally to finance inventory, accounts receivable, unbilled receivables, and payroll which are all collectively leveraged to execute the Company’s growth strategies and return value to its shareholders.

Operating activities

The Company used cash in operating activities of $0.2 million for the three months ended December 31, 2013 compared to a use of cash of $1.7 million for the three months ended December 31, 2012.  The cash used in operating activities during the three months ended December 31, 2013 funded a $0.8 million increase in unbilled receivables which represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms of EDCs.  The Company expects that the cash invested in funding the EDCs will be recovered from customers in accordance with contract terms.

Investing activities

For the three months ended December 31, 2013 and 2012, the Company spent $337,000 and $43,000, respectively, primarily for the purchase of production and laboratory test equipment. The Company plans to continue investing in capital expenditures at modestly higher levels than it has in prior years.

Financing activities

There were no cash flows related to financing activities for the three months ended December 2013.

For the three months ended December 31, 2012, the Company received $0.8 million from the exercise of options to acquire shares of common stock and repurchased 175 shares of common stock during the same period.  On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the dividend payment was approximately $25 million.

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

Backlog

As of December 31, 2013 and September 30, 2013, backlog was $86.7 million and $91.1 million, respectively.  Backlog represents the value of contracts and purchase orders received, less the revenue recognized to date on those contracts and purchase orders. The decrease during the quarter of $4.4 million, or 4.8%, was the result of $6.7 million in new business, offset by $11.1 million of revenue recognized for the three months ended December 31, 2013.  As of December 31, 2013, approximately 73% of the Company’s backlog is not expected to be filled within fiscal year 2014.

Backlog activity for the three months ended December 31, 2013 (in thousands):

Balance at			Balance at
September 30,	Bookings	Recognized	December 31,
2013	(net of De-bookings)	in Revenue	2013

$91,100	$6,729	$11,106	$86,724

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at variable rates.  Accordingly, the Company does not participate in interest rate hedging, a change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ended December 31, 2013, were constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $36,000, with a resulting impact on cash flows of approximately $36,000 for the three months ended December 31, 2013.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of December 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claiming unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, following a trial without a jury, the Court found in favor of the plaintiff.  In December 2013, the parties agreed to settle the matter. Under the terms of the settlement, the Company is required to pay the plaintiff $540,000 between December 2013 and the end of March 2014.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. This matter has not been resolved as of December 31, 2013.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of our Form 10-K for the year ended September 30, 2013.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 11, 2014	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER