Form 10-Q
period 2014-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2014-05-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

As of April 25, 2014, there were 16,950,642 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,284,341	$16,386,207
Accounts receivable	6,873,223	4,489,434
Unbilled receivables	8,260,342	6,539,442
Inventories	5,405,373	4,377,513
Deferred income taxes	1,989,173	2,002,679
Prepaid expenses and other current assets	664,457	642,210

Total current assets	38,476,909	34,437,485

Property and equipment, net	7,572,668	7,320,495
Non-current deferred income taxes	86,064	650,998
Other assets	231,980	221,533

Total Assets	$46,367,621	$42,630,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,668,659	$2,372,137
Accrued expenses	3,968,442	3,672,909
Deferred revenue	287,718	447,525

Total current liabilities	7,924,819	6,492,571

Non-current deferred income taxes	132,601	132,202
Other liabilities	11,665	11,491

Total Liabilities	8,069,085	6,636,264

Commitments and contingencies (See Note 6)

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2014 and September 30, 2013	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,701,004 and 18,632,328 issued at March 31, 2014 and September 30, 2013, respectively	18,701	18,632

Additional paid-in capital	50,391,978	49,880,571
Retained earnings	8,277,447	6,484,634
Treasury stock, at cost, 1,756,807 and 1,756,807 shares at March 31, 2014 and September 30, 2013, respectively	(20,389,590)	(20,389,590)

Total Shareholders’ Equity	38,298,536	35,994,247

Total Liabilities and Shareholders’ Equity	$46,367,621	$42,630,511

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales:
Product	$8,060,217	$6,846,129	$15,798,831	$11,585,577
Engineering development contracts	4,434,799	1,368,845	7,801,996	3,166,131
Total net sales	12,495,016	8,214,974	23,600,827	14,751,708

Cost of sales:
Product	3,880,669	2,602,547	7,679,526	4,762,996
Engineering development contracts	4,829,222	1,661,033	8,355,740	2,997,067
Total cost of sales	8,709,891	4,263,580	16,035,266	7,760,063

Gross profit	3,785,125	3,951,394	7,565,561	6,991,645

Operating expenses:
Research and development	660,876	805,126	1,287,797	1,655,978
Selling, general and administrative	2,034,609	1,935,431	3,779,500	3,740,240
Total operating expenses	2,695,485	2,740,557	5,067,297	5,396,218

Operating income	1,089,640	1,210,837	2,498,264	1,595,427

Interest income	5,299	6,181	10,965	23,753
Other income	8,901	13,261	19,368	24,806
Income before income taxes	1,103,840	1,230,279	2,528,597	1,643,986

Income tax expense	319,623	123,151	735,784	219,271

Net income	$784,217	$1,107,128	$1,792,813	$1,424,715

Net income per common share:
Basic	$0.05	$0.07	$0.11	$0.09
Diluted	$0.05	$0.07	$0.10	$0.09

Cash dividends per share:	$—	$—	$—	$1.50

Weighted average shares outstanding:
Basic	16,915,823	16,776,924	16,901,955	16,692,715
Diluted	17,152,678	16,781,756	17,123,512	16,695,135

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,792,813	$1,424,715
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	273,595	245,413
Share-based compensation expense:
Stock options	339,565	343,459
Nonvested stock awards	100,042	100,031
Tax adjustment from share-based compensation	(159,259)	(12,403)
Excess and obsolete inventory cost	25,553	—
(Increase) decrease in:
Accounts receivable	(2,383,789)	(1,928,816)
Unbilled receivables	(1,720,900)	(2,406,070)
Inventories	(1,053,414)	(110,584)
Prepaid expenses and other current assets	(22,247)	32,541
Other non-current assets	(10,447)	—
Increase (decrease) in:
Accounts payable	1,296,522	579,399
Accrued expenses	589,503	(103,458)
Income taxes payable	(293,796)	208,602
Deferred income tax	578,839	(106,928)
Deferred revenue	(159,807)	(521,383)
Net cash used in operating activities	(807,227)	(2,255,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(525,767)	(152,988)
Net cash used in investing activities	(525,767)	(152,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(696)
Dividend paid	—	(25,007,519)
Proceeds from exercise of stock options	231,128	763,509
Net cash provided by (used in) financing activities	231,128	(24,244,706)

Net decrease in cash and cash equivalents	(1,101,866)	(26,653,176)
Cash and cash equivalents, beginning of year	16,386,207	42,977,501

Cash and cash equivalents, end of period	$15,284,341	$16,324,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for income tax	$610,000	$130,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company continues to position itself as a system integrator, which provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.  Customers include commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2013 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty cost liability, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage-of-completion on EDC, recoverability of long-lived assets, stock-based compensation expense, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2014 and September 30, 2013 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded in fiscal 2014.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2014 or 2013.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver air data equipment, engine display systems, large flat-panel display systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which include typically design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statement of income.

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

To the extent that an arrangement contains software components, which may include functional upgrades, that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s selling price.  The Company considers the appropriate recognition method for each deliverable.  The Company’s multiple element arrangements can include defined design and development activities and/or functional upgrades, along with product sales.

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables and products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in “product” sales on the accompanying consolidated statement of income.

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

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margin requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under each contract. The projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead, and capital costs. Contracts sometimes include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for, either as an integral part of the original contract or separately, depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in FASB ASC Topic 605-35.

The Company reviews estimates of profit margins for contracts on a quarterly basis. If the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in sales and cost estimates or to the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates are disclosed in the notes to the consolidated financial statements of the Company.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating losses (“NOL”) and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period.  Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as the result of ongoing examinations by and settlements with the various taxing authorities and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate and any related estimated interest. Management believes that adequate accruals have been made for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At March 31, 2014, approximately 36% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and six months ending March 31, 2014 and 2013, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,396,709	$—	$—

Fair Value Measurement on September 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,014	$—	$—

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”), and FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Warranty

The Company offers warranties of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense.  Although the Company maintains product quality programs and processes, its warranty obligations are affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Concentrations

Major Customers and Products

For the three months ended March 31, 2014, three customers, Pilatus Aircraft Limited (“Pilatus”), FedEx Corp. (“FedEx”), and Kanematsu Aerospace Corp., accounted for 19%, 11% and 10% of net sales, respectively.  During the six months ended March 31, 2014, four customers, Pilatus, the DoD, FedEx and Eclipse Aerospace, Inc. (“Eclipse”) accounted for 16%, 13%, 11% and 10% of net sales, respectively.

For the three months ended March 31, 2013, four customers, Eclipse, American Airlines, Inc. (“American”), L3 Communications, and FedEx accounted for 24%, 19%, 14% and 12% of net sales, respectively.  During the six months ended March 31, 2013, two customers, Eclipse and American accounted for 26%, and 16% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2014 the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and six months ended March 31, 2013 the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the primary consideration. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

The Company has no allowance for doubtful accounts as of March 31, 2014 and September 30, 2013 as a result of a favorable history of collections and an ongoing assessment of customer accounts.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements as of March 31, 2014.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables represent primarily sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of customer payments, were $8.3 million and $6.5 million at March 31, 2014 and September 30, 2013, respectively.

The percentage-of-completion method of accounting for EDC sales requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over the life of a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $443,000 and $614,000, respectively, for the three and six months ended March 31, 2014.  Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $328,000 and $112,000, respectively, for the three and six months ended March 31, 2013.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2014	2013
Raw materials	$3,784,599	$3,126,592
Work-in-process	1,377,674	857,602
Finished goods	243,100	393,319
	$5,405,373	$4,377,513

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2014	2013

Prepaid insurance	$359,670	$350,913
Other	304,787	291,297
	$664,457	$642,210

Property and equipment

Property and equipment, net consists of the following balances:

	March 31,	September 30,
	2014	2013

Land	$1,021,245	$1,021,245
Computer equipment	2,246,423	2,173,266
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,063,254	1,062,296
Manufacturing facility	5,716,971	5,631,001
Equipment	4,969,778	4,678,678

	18,146,175	17,694,990
Less: Accumulated depreciation and amortization	(10,573,507)	(10,374,495)
	$7,572,668	$7,320,495

Depreciation and amortization related to property and equipment was approximately $144,000 and $111,000 for the three months ended March 31, 2014 and 2013, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $274,000 and $217,000 for the six months ended March 31, 2014 and 2013, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2014	2013
Intangible assets, net of accumulated amortization of $495,037 at March 31, 2014 and September 30, 2013	$105,200	$105,200
Other non-current assets	126,780	116,333
	$231,980	$221,533

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the six months ended March 31, 2014 and 2013.

Total amortization expense was approximately $0 and $16,000 for the three months ended March 31, 2014 and 2013, respectively. Total amortization expense for the six months ended March 31, 2014 and 2013 was $0 and $29,000, respectively. Because the intangible assets are being amortized over a defined number of units, the timing of future amortization expense is not determinable.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2014	2013

Warranty	$743,482	$701,456
Salary, benefits and payroll taxes	743,979	679,325
Professional fees	380,884	393,570
Income taxes payable	44,023	337,993
EDC program costs	1,295,042	560,428
Litigation claims	—	656,865
Other	761,032	343,272
	$3,968,442	$3,672,909

Other accrued expenses consist primarily of accruals for inventory-in-transit and sales commissions as of March 31, 2014 and for payments to sub-contractors and consultants for services completed as of September 30, 2013.

Warranty cost and accrual information for the three and six months ended March 31, 2014 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2014	March 31, 2014

Warranty accrual, beginning of period	$756,544	$701,456
Accrued expense for the three and six months ended March 31, 2014	40,733	156,993
Warranty cost for the three and six months ended March 31, 2014	(53,795)	(114,967)
Warranty accrual, end of period	$743,482	$743,482

3. Income Taxes

At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, which is applied to year-to-date income to compute income tax expense exclusive of discrete items. Tax items discrete to a specific quarter are included in computing the income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  The income tax expense for the three and six months ended March 31, 2014 was $320,000 and $736,000, respectively, compared to $123,000 and $219,000, respectively, for the three and six months ended March 31, 2013.

The effective tax rate for the three months ended March 31, 2014 was 29%.  The effective tax rate for the three months ended March 31, 2014 differs from the statutory rate primarily because of the Domestic Production Activities Deduction (“DPAD”) and the Federal Research and Development Tax Credit (“R&D Tax Credit”).  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the three months ended March 31, 2013 was 10%.  The effective tax rate for the three months ended March 31, 2013 differs from the statutory rate primarily because of the retroactive extension of the R&D Tax Credit.  On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted, which reinstated retroactively and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year estimated annual effective income tax rate reflected a full year benefit from the R&D Tax Credit. In addition, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 was reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended March 31, 2013.

The effective tax rate for the six months ended March 31, 2014 was 29%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2014 primarily because of the Domestic Production Activities Deduction and the R&D Tax Credit.

The effective tax rate for the six months ended March 31, 2013 was 13%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2013 primarily because of the favorable impact of the extension of the R&D Tax Credit discussed above.

At March 31, 2014, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2014, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $205,000 and $260,000 for the three months ended March 31, 2014 and 2013, respectively.  The income tax effect recognized as a charge to additional paid-in capital related to share-based compensation arrangements was $13,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively.

Total share-based compensation expense was approximately $440,000 and $443,000 for the six months ended March 31, 2014 and 2013, respectively.  The income tax effect recognized as a charge to additional paid-in capital related to share-based compensation arrangements was $159,000 and $12,000 for the six months ended March 31, 2014 and 2013, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

By unanimous consent of the Company’s Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option to purchase common stock was reduced by $1.50 per share pursuant to the terms of the 1998 Plan or the 2009 Plan (each as defined below), as applicable, to offset the dilutive impact of the special cash dividend paid by the Company on December 27, 2012 to common shareholders of record on December 17, 2012.  As required by ASC Topic 718, the Company recorded an expense of $22,000 related to the vested outstanding options as a result of this one time reduction to the option exercise price in the quarter ended March 31, 2013.  For non-vested options (granted under the 2009 Plan), the Company added the additional compensation cost of $59,000 to the remaining unrecognized compensation cost for the original share options and will expense the total amount ratably over the remaining vesting period of the options in accordance with the guidance of ASC Topic 718.

The Company maintains three share-based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”), and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”). The Company’s shareholders approved each of these plans. The 1998 Plan expired on November 13, 2008, and the Company has awarded all available shares of common stock under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  Total compensation expense associated with awards under the 1998 Plan was approximately $0 and $21,000 for the three months ended March 31, 2014 and 2013, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $0 and $31,000 for the six months ended March 31, 2014 and 2013, respectively.

Incentive stock options granted under the 1998 Plan have exercise prices that must be at least equal to the fair value of the common stock on the grant date. Nonqualified stock options granted under the 1998 Plan have exercise prices that may be less than, equal to, or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of common stock for awards under the 1998 Plan.  On November 13, 2008, the 1998 Plan expired, and no additional shares were granted under the Plan after that date.

2003 Restricted Stock Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It provided for an annual award of non-vested shares of common stock having a fair market value of $40,000 at close of business on October 1 of each year for each eligible non-employee director. The shares of common stock were awarded in four quarterly installments during the fiscal year if the director was still serving on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and the Company has awarded all available shares under the Restricted Plan. However, the Company has continued to make an annual grant of shares to eligible non-employee directors under the 2009 Plan.

There was no compensation expense under the Restricted Plan for the three and six months ended March 31, 2014 and 2013.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of Stock Appreciation Rights (“SARs”), Restricted Stock, Options, and other equity-based awards (collectively referred to as “Awards”). Options granted under the 2009 Plan may be either “Incentive Stock Options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or “Nonqualified Stock Options” as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2014, there were 350,275 shares of common stock available for Awards under the 2009 Plan.

If any Award is forfeited, or if any Option terminates, expires, or lapses without being exercised, the shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an Option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan.  If there is any change in the Company’s corporate capitalization, the Compensation Committee must adjust proportionately and equitably the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or, if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would affect adversely the status of any Award that is intended to be a performance-based Award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $155,000 and $189,000 for the three months ended March 31, 2014 and 2013, respectively; and $340,000 and $312,000 for the six months ended March 31, 2014 and 2013, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors on a quarterly basis as compensation was $50,000 for each of the three-month periods ended March 31, 2014 and 2013, and $100,000 for each of the six month periods ended March 31, 2014 and 2013.  Total compensation expense associated with the 2009 Plan was $205,000 and $239,000 for the three months ended March 31, 2014 and 2013, respectively; and $440,000 and $413,000 for the six months ended March 31, 2014 and 2013, respectively.

Stock repurchase program

On April 17, 2014, the Company’s Board of Directors approved the extension the current share repurchase program (previously approved on April 29, 2013), which allows the Company to acquire up to 250,000 shares of its outstanding common stock until May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the three and six months ended March 31, 2014, the Company did not make any purchases of shares of the Company’s common stock under the current share repurchase plan.  During the three and six months ended March 31, 2013 the Company purchased 0 and 175 shares of common stock, respectively, under the former stock repurchase program at a cost of $0 and $696, respectively, at an average market price of $0.00 and $3.96 per share, respectively, financed with available cash.  As of March 31, 2014, the number of shares that may yet be purchased under the current share repurchase program was 250,000 shares.

5. Earnings Per Share

	Three months ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$784,217	$1,107,128	$1,792,813	$1,424,715
Denominator:
Basic weighted average shares	16,915,823	16,776,924	16,901,955	16,692,715
Dilutive effect of share-based awards	236,855	4,832	221,557	2,420
Diluted weighted average shares	17,152,678	16,781,756	17,123,512	16,695,135

Earnings per common share:
Basic EPS	$0.05	$0.07	$0.11	$0.09
Diluted EPS	$0.05	$0.07	$0.10	$0.09

Earnings per share (“EPS”) is calculated pursuant to FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”).  Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2014 and 2013, there were 719,668 and 901,300 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2014 and 2013, respectively, 57,500 and 799,022 weighted dilutive shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Quarterly and full year-to-date EPS are calculated independently based on the weighted average number of shares outstanding during each quarter.  As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the year-to-date.

6. Contingencies

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties, and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties, and other factors include those set forth in Item 1A (Risk Factors) of Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on December 20, 2013 and the following factors:

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

Investors should be aware that while the Company, from time to time, communicates with securities analysts, it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Company Overview

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, primary flight guidance, and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

Increasingly, the Company is positioning itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The Company has incorporated electronic flight bag functionality, such as charting and mapping systems, into its Flat Panel Display Systems (“FPDS”) product line. The strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, enables IS&S to develop high-quality products and systems, to reduce substantially product time to market, and to achieve cost advantages over products offered by its competitors.  Customers include commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, referred to as FPDS, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the FPDS product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging and/or obsolete equipment on airplanes that have been in service for up to fifty years. IS&S believes that the transition to FPDS as part of airplane retrofit requirements will continue. The shift in regulatory and technological environment is illustrated by the dramatic increase in the number of Wide Area Augmentation System (“WAAS”) approach qualified airports. Aircraft equipped with the Company’s FMS and FPDS products (equipped with a WAAS enabled navigator) will be qualified to land at such airports and will comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”) and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs.  Customers have been and may continue to be affected by economic conditions that exist both in the United States and abroad, which may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be reduced because of declining tax revenues.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s sales and results of operations may be affected adversely.  However, the Company believes that, in a declining economic environment, a customer that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost effective alternative, a situation which may create a market opportunity for IS&S.

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

Cost of sales related to engineering development contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the payment from customers under such contracts accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products, and these costs are expensed as incurred. The Company intends to continue investing in the development of new products that complement current product offerings and will continue to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the year ended September 30, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2013. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six month periods ending March 31, 2014 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2014 AND 2013

The following table sets forth statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales:
Product	64.5%	83.3%	66.9%	78.5%
Engineering development contracts	35.5%	16.7%	33.1%	21.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	31.0%	31.6%	32.5%	32.3%
Engineering development contracts	38.6%	20.2%	35.4%	20.3%
Total cost of sales	69.6%	51.8%	67.9%	52.6%

Gross profit	30.4%	48.2%	32.1%	47.4%

Operating expenses:
Research and development	5.3%	9.8%	5.5%	11.2%
Selling, general and administrative	16.3%	23.6%	16.0%	25.4%
Total operating expenses	21.6%	33.4%	21.5%	36.6%

Operating income	8.8%	14.8%	10.6%	10.8%

Interest income	0.0%	0.1%	0.0%	0.2%
Interest (expense)	0.0%	0.0%	0.0%	0.0%
Other income	0.1%	0.2%	0.1%	0.2%
Income before income taxes	8.9%	15.1%	10.7%	11.2%

Income tax expense	2.6%	1.5%	3.1%	1.5%

Net income	6.3%	13.6%	7.6%	9.7%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales. Net sales were $12.5 million for the three months ended March 31, 2014 compared to $8.2 million for the three months ended March 31, 2013, an increase of 52%.  Product sales increased $1.2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and EDC sales increased $3.1 million from the same period in the prior year.  Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to the DoD, military subcontractors, and commercial transport customers. The increase in EDC sales was primarily the result of revenue recognized from increased activity on EDC projects awarded in prior years. For the three months ended March 31, 2014 and 2013, the Company recognized equal amounts of sales and cost of $4.2 million and $1.0 million, respectively, related to certain EDC which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales increased $4.4 million or 104%, to $8.7 million, or 70% of net sales in the three months ended March 31, 2014 compared to $4.3 million, or 52% of net sales, in the three months ended March 31, 2013. The increase was primarily the result of a change in sales mix to a higher proportion of EDC sales and the increase in product sales volume for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts may result in a recording of cumulative catch-up adjustments in costs on such contracts. For the three months ended March 31, 2014, EDC margins were reduced by cumulative catch-up adjustments totaling $443,000 resulting from changes in estimated costs to complete on certain EDC, compared to reductions of $328,000 for the three months ended March 31, 2013. The Company’s overall gross margin decreased to 30% from 48% because of the higher proportion of lower margin EDC sales and the reductions related to the cumulative catch-up adjustments for certain EDC projects in the three months ended March 31, 2014.

Research and development. R&D expense decreased $0.1 million, or 18%, to $0.7 million, or 5% of net sales, in the three months ended March 31, 2014 from $0.8 million, or 10% of net sales, in the three months ended March 31, 2013.  The decrease in R&D expense in the quarter was primarily the result of a change in mix in which more engineering hours were incurred on new customer contracts for EDC projects, and a decrease in hours on internal R&D related projects.

Selling, general, and administrative. Selling, general and administrative expense increased by $0.1 million to $2.0 million in the three months ended March 31, 2014 from $1.9 million in the three months ended March 31, 2013.  The slight increase in selling, general, and administrative expense in the quarter was primarily because of higher sales commissions related to higher product sales, offset partially by decreased share-based compensation expenses compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 16% of net sales in the three months ended March 31, 2014 from 24% of net sales in the three months ended March 31, 2013, reflecting controlled expenses as sales increased.

Interest income. Interest income decreased to $5,000 in the three months ended March 31, 2014 from $6,000 in the three months ended March 31, 2013, primarily as a result of lower cash balances in the quarter ended March 31, 2014 compared to the prior year period.

Other income. Other income was $9,000 in the three months ended March 31, 2014 compared to $13,000 in the three months ended March 31, 2013.  The decrease was primarily the result of lower royalties earned in the quarter ended March 31, 2014 compared to the prior year period.

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

The income tax expense for the three months ended March 31, 2014 was $320,000 compared to $123,000 for the three months ended March 31, 2013.  The effective tax rate for the three months ended March 31, 2014 was 29%.  The effective tax rate for the three months ended March 31, 2014 differs from the statutory rate primarily because of the Domestic Production Activities Deduction (“DPAD”) and the Federal Research and Development Tax Credit (“R&D Tax Credit”).  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the three months ended March 31, 2013 was 10%. The effective tax rate differs from the statutory rate for the three months ended March 31, 2013 primarily because of the retroactive extension of the R&D Tax Credit.  On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted which reinstated retroactively and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year estimated annual effective income tax rate reflected a full year benefit from the R&D Tax Credit. In addition, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 was reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended March 31, 2013.

At March 31, 2014, the balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it is no longer more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

Net income.  As a result of the factors described above, the Company reported net income for the three months ended March 31, 2014 of $0.8 million compared to net income of $1.1 million for the three months ended March 31, 2013.  On a diluted basis, income per share was $0.05 for the three months ended March 31, 2014 compared to income per share of $0.07 for the three months ended March 31, 2013.

Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2013

Net sales. Net sales were $23.6 million for the six months ended March 31, 2014, an increase of 60% from $14.8 million in the six months ended March 31, 2013. For the six months ended March 31, 2014, product sales increased $4.2 million and EDC sales increased $4.6 million compared to the same period in the prior year.  The increase in product sales resulted primarily from increased shipments of displays for retrofit programs to the DoD, military subcontractors, and commercial transport customers. The increase in EDC sales was primarily the result of revenue recognized from increased activity on EDC projects awarded in prior years.  For the six months ended March 31, 2014 and 2013, the Company recognized equal amounts of sales and cost of $7.4 million and $1.5 million, respectively, related to certain EDC for which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $16.0 million, or 68% of net sales, in the six months ended March 31, 2014 compared to $7.8 million, or 53% of net sales, in the same period in the prior year.  The increase was primarily the result of a change in sales mix to a higher proportion of EDC sales and the increase in product sales volume for the six months ended March 31, 2014 compared to the six months ended March 31, 2013.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts may result in a recording of a cumulative catch-up adjustment in costs on such contracts.  For the six months ended March 31, 2014, EDC margins were reduced by cumulative catch-up adjustments totaling $614,000 resulting from changes in estimated cost to complete on certain EDC programs compared to reductions of $112,000 for the six months ended March 31, 2013. The Company’s overall gross margin decreased to 32% from 47% because of the higher proportion of lower margin EDC sales and reductions related to the cumulative catch-up adjustments for certain EDC projects in the six months ended March 31, 2014.

Research and development. R&D expenses were $1.3 million for the six months ended March 31, 2014 compared to $1.7 million for the six months ended March 31, 2013.  R&D expense declined to 6% of net sales in the six months ended March 31, 2014 from 11% of net sales in the same period a year ago.  The decrease in R&D expense in the six months ended March 31, 2014 was primarily the result of a change in mix in which more engineering hours were incurred on EDC projects, and a decrease in hours on internal R&D related projects.

Selling, general, and administrative. Selling, general and administrative expenses were $3.8 million and $3.7 million in the six months ended March 31, 2014 and 2013, respectively.  However, as a percentage of net sales, selling, general and administrative expenses decreased to 16% of net sales in the six months ended March 31, 2014 from 25% of net sales in the six months ended March 31, 2013, reflecting controlled expenses as sales increased.

Interest income. Interest income was $11,000 in the six months ended March 31, 2014 compared to $24,000 in the six months ended March 31, 2013.  The decrease in interest income was primarily because of lower cash balances during the six months ended March 31, 2014 compared to the same prior year period as a result of the special cash dividend paid to shareholders in late December 2012.

Other income. Other income for the six month periods ended March 31, 2014 and 2013 was $19,000 and $25,000, respectively.  The decrease in other income was primarily a result of lower royalties earned in the six months ended March 31, 2014 compared to the prior year period.

Income tax expense. Income tax expense for the six months ended March 31, 2014 was $736,000 compared to $219,000 for the six months ended March 31, 2013.

The effective tax rate for the six months ended March 31, 2014 was 29%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2014, primarily because of the DPAD and the R&D Tax Credit.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the six months ended March 31, 2013 was 13%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2013 primarily because of the favorable impact of the extension in January 2013 of the R&D Tax Credit discussed above.

Net income.  As a result of the factors described above, the Company’s net income for the six months ended March 31, 2014 was $1.8 million compared to $1.4 million for the six months ended March 31, 2013.  Net income per share was $0.10 on a diluted basis for the six months ended March 31, 2014 compared to $0.09 per share for the six months ended March 31, 2013.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2014	2013
Cash and cash equivalents	$15,284,341	$16,386,207
Accounts receivable	$6,873,223	$4,489,434
Current assets	$38,476,909	$34,437,485
Current liabilities	$7,924,819	$6,492,571
Deferred revenue	$287,718	$447,525
Total debt and other non-current liabilities (1)	$144,266	$143,693
Quick ratio (2)	2.80	3.22
Current ratio (3)	4.86	5.30

	Six Months Ended March 31,
	2014	2013
Cash flow activites:
Net cash (used in) provided by operating activites	$(807,227)	$(2,255,482)
Net cash (used in) investing activites	$(525,767)	$(152,988)
Net cash provided by (used in) financing activites	$231,128	$(24,244,706)

(1)         Excludes deferred revenue

(2)         Calculated as:  the sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)         Calculated as:  current assets divided by current liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable, unbilled receivables, and payroll, which are all collectively leveraged to execute the Company’s growth strategies and to return value to its shareholders.

Operating activities

The Company used cash in operating activities of $0.8 million for the six months ended March 31, 2014 compared to a use of cash of $2.3 million for the six months ended March 31, 2013.  The cash used resulted primarily from the net effect of increases in accounts receivable ($2.4 million), inventory ($1.1 million), unbilled receivables ($1.7 million) and income taxes payable ($0.3 million), offset partially by increases in accounts payable and accrued expenses ($1.9 million) and deferred income taxes ($0.6 million). The cash used in operating activities during the six months ended March 31, 2014 funded a $1.7 million increase in unbilled receivables, which represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms of EDCs.  The Company expects that the cash invested in funding the EDCs will be recovered from customers in accordance with contract terms.

The cash used of $2.3 million for operating activities during the six months ended March 31, 2013 resulted primarily from an increase in unbilled receivables of $2.4 million.

Investing activities

Cash used in investing activities was $0.5 million and $0.2 million for the six months ended March 31, 2014 and 2013, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $0.2 million for the six months ended March 31, 2014 and consisted primarily of the proceeds from the exercise of stock options by employees.

For the six months ended March 31, 2013, the Company received $0.8 million from the exercise of stock options and repurchased 175 shares of common stock during the same period.  On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the dividend payment was approximately $25 million.

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will continue to increase in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, IS&S may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or compete effectively.

Backlog

Backlog activity for the three and six months ended March 31, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2014

Backlog, beginning of period	$86,724	$91,100
Plus: bookings during period, net	6,657	13,387
Less: revenue recognized during period	(12,495)	(23,601)
Backlog, end of period	$80,886	$80,886

At March 31, 2014 and September 30, 2013, the Company’s backlog was $80.9 million and $91.1 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $10.2 million decrease in backlog was the result of $13.4 million in new business orders, offset by $23.6 million of sales recognized for the the six months ended March 31, 2014.  Backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  Air Data products backlog at March 31, 2014 decreased $2.8 million from September 30, 2013, and FPDS backlog at March 31, 2014 decreased $7.4 million from September 30, 2014.  At March 31, 2014, approximately 36% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ended March 31, 2014 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $35,000 and $70,000, respectively, with a resulting impact on cash flows of approximately $35,000 and $70,000 for the three and six months ended March 31, 2014, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of March 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secrets and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2013.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 12, 2014	By:	/s/ RONALD C. ALBRECHT
RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER