Form 10-Q
period 2014-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2014-08-07
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 16,955,308 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,393,328	$16,386,207
Accounts receivable	4,554,178	4,489,434
Unbilled receivables	11,340,583	6,539,442
Inventories	5,872,887	4,377,513
Deferred income taxes	1,975,191	2,002,679
Prepaid expenses and other current assets	719,030	642,210

Total current assets	38,855,197	34,437,485

Property and equipment, net	7,530,490	7,320,495
Non-current deferred income taxes	66,177	650,998
Other assets	115,647	221,533

Total Assets	$46,567,511	$42,630,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,289,969	$2,372,137
Accrued expenses	3,419,146	3,672,909
Deferred revenue	678,712	447,525

Total current liabilities	7,387,827	6,492,571

Non-current deferred income taxes	132,800	132,202
Other liabilities	11,753	11,491

Total Liabilities	7,532,380	6,636,264

Commitments and contingencies (See Note 6)

Shareholders’ Equity

Preferred Stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2014 and September 30, 2013	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,712,115 and 18,632,328 issued at June 30, 2014 and September 30, 2013, respectively	18,712	18,632

Additional paid-in capital	50,631,533	49,880,571
Retained earnings	8,774,476	6,484,634
Treasury stock, at cost, 1,756,807 shares at June 30, 2014 and September 30, 2013	(20,389,590)	(20,389,590)

Total Shareholders’ Equity	39,035,131	35,994,247

Total Liabilities and Shareholders’ Equity	$46,567,511	$42,630,511

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ending June 30,		Nine Months Ending June 30,
	2014	2013	2014	2013
Net sales:
Product	$7,589,212	$6,408,931	$23,388,043	$17,994,508
Engineering development contracts	2,986,764	2,369,323	10,788,759	5,535,455
Total net sales	10,575,976	8,778,254	34,176,802	23,529,963

Cost of sales:
Product	3,924,222	2,848,306	11,603,748	7,611,303
Engineering development contracts	3,489,627	2,484,492	11,845,367	5,481,559
Total cost of sales	7,413,849	5,332,798	23,449,115	13,092,862

Gross profit	3,162,127	3,445,456	10,727,687	10,437,101

Operating expenses:
Research and development	647,894	559,297	1,935,692	2,215,276
Selling, general and administrative	1,854,332	2,600,659	5,633,832	6,340,900
Total operating expenses	2,502,226	3,159,956	7,569,524	8,556,176

Operating income	659,901	285,500	3,158,163	1,880,925

Interest income	5,280	8,529	16,246	32,282
Other income	7,939	4,924	27,307	29,730
Income before income taxes	673,120	298,953	3,201,716	1,942,937

Income tax expense (benefit)	176,090	(8,520)	911,874	210,751

Net income	$497,030	$307,473	$2,289,842	$1,732,186

Net income per common share:
Basic	$0.03	$0.02	$0.14	$0.10
Diluted	$0.03	$0.02	$0.13	$0.10

Cash dividends per share:	$—	$—	$—	$1.50

Weighted average shares outstanding:
Basic	16,951,360	16,790,484	16,918,423	16,725,305
Diluted	17,177,572	16,981,285	17,141,532	16,790,518

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,289,842	$1,732,186
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	413,613	365,919
Share-based compensation expense:
Stock options	510,493	528,571
Nonvested stock awards	150,055	150,019
Tax adjustment from share-based compensation	(160,192)	(16,521)
Loss on disposal of property and equipment	78	627
Excess and obsolete inventory cost	41,218	48,450
Deferred income tax	612,907	(311,453)
(Increase) decrease in:
Accounts receivable	(64,744)	(1,118,440)
Unbilled receivables	(4,801,141)	(3,592,659)
Inventories	(1,536,592)	(285,781)
Prepaid expenses and other current assets	(76,820)	63,584
Other non-current assets	105,886	—
Increase (decrease) in:
Accounts payable	917,832	877,887
Accrued expenses	(62,530)	690,780
Income taxes payable	(190,971)	308,660
Deferred revenue	231,187	(1,027,476)
Net cash used in operating activities	(1,619,879)	(1,585,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(624,284)	(555,694)
Proceeds from the sale of property and equipment	599	4,500
Net cash used in investing activities	(623,685)	(551,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(696)
Dividend paid	—	(25,007,519)
Proceeds from exercise of stock options	250,685	775,405
Net cash provided by (used in) financing activities	250,685	(24,232,810)

Net decrease in cash and cash equivalents	(1,992,879)	(26,369,651)
Cash and cash equivalents, beginning of period	16,386,207	42,977,501

Cash and cash equivalents, end of period	$14,393,328	$16,607,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$650,000	$230,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance, and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company continues to position itself as a system integrator, which provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.  Customers include commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2013 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2014 and September 30, 2013 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded during the nine months ended June 30, 2014 or 2013.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2014 or 2013.

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

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under such a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s selling price.  The Company considers the appropriate recognition method for each deliverable.  The Company’s multiple element arrangements can include defined design and development activities, functional upgrades, and product sales.

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

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margin requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under each contract. The projections require the Company to make numerous assumptions and estimates relating to items, such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead, and capital costs. Contracts sometimes include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be reliably estimated and collectability is reasonably assured.  Purchase options and change orders are accounted for, either as an integral part of the original contract or separately, depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At June 30, 2014, approximately 38% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and nine months ending June 30, 2014 and 2013, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,392,082	$—	$—

Fair Value Measurement on September 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,014	$—	$—

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

Concentrations

Major Customers and Products

For the three months ended June 30, 2014, three customers, Eclipse Aerospace, Inc. (“Eclipse”), FedEx Corp. (“FedEx”), and Pilatus Aircraft Limited (“Pilatus”), accounted for 22%, 17% and 13% of net sales, respectively.  During the nine months ended June 30, 2014, four customers, Pilatus, Eclipse, FedEx, and the DoD, accounted for 15%, 14%, 13% and 11% of net sales, respectively.

For the three months ended June 30, 2013, three customers, Eclipse, L-3 Communications Corporation, and FedEx accounted for 29%, 10%, and 10% of net sales, respectively.  During the nine months ended June 30, 2013, two customers, Eclipse and American Airlines, Inc. (“American”), accounted for 27%, and 14% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2014 the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases. For the nine months ended June 30, 2014 the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The Company has no allowance for doubtful accounts as of June 30, 2014 and September 30, 2013 as a result of a favorable history of collections and an ongoing assessment of customer accounts.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements as of June 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires an entity to disclose sufficient qualitative and quantitative information surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for the Company in fiscal year 2018, and could significantly impact the reporting of the Company’s financial position, results of operations or cash flows upon implementation.  Early adoption is not permitted.  This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and permits the use of either a full retrospective method or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  Given the significance of this change, the Company is currently in the process of reviewing the new standard and its potential impact on the Company’s future financial reporting and disclosures.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables represent primarily sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of customer payments, were $11.3 million and $6.5 million at June 30, 2014 and September 30, 2013, respectively.

The percentage-of-completion method of accounting for EDC sales requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over the life of a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $559,000 and $1,172,000, respectively, for the three and nine months ended June 30, 2014.  Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $161,000 and $364,000, respectively, for the three and nine months ended June 30, 2013.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2014	2013
Raw materials	$4,609,075	$3,126,592
Work-in-process	1,111,548	857,602
Finished goods	152,264	393,319
	$5,872,887	$4,377,513

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2014	2013

Prepaid insurance	$394,398	$350,913
Other	324,632	291,297
	$719,030	$642,210

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2014	2013

Land	$1,021,245	$1,021,245
Computer equipment	2,254,829	2,173,266
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,063,254	1,062,296
Manufacturing facility	5,719,805	5,631,001
Equipment	5,024,272	4,678,678
	18,211,909	17,694,990
Less: Accumulated depreciation and amortization	(10,681,419)	(10,374,495)
	$7,530,490	$7,320,495

Depreciation and amortization related to property and equipment was approximately $140,000 and $113,000 for the three months ended June 30, 2014 and 2013, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $414,000 and $330,000 for the nine months ended June 30, 2014 and 2013, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2014	2013
Intangible assets, net of accumulated amortization of $495,037 at June 30, 2014 and September 30, 2013	$105,200	$105,200
Other non-current assets	$10,447	116,333
	$115,647	$221,533

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the nine months ended June 30, 2014 and 2013.

Total amortization expense was approximately $0 and $7,000 for the three months ended June 30, 2014 and 2013, respectively. Total amortization expense for the nine months ended June 30, 2014 and 2013 was $0 and $36,000, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2014	2013

Warranty	$846,060	$701,456
Salary, benefits and payroll taxes	517,381	679,325
Professional fees	339,592	393,570
Income taxes payable	146,760	337,993
EDC program costs	1,295,155	560,428
Litigation claims	—	656,865
Other	274,198	343,272
	$3,419,146	$3,672,909

Other accrued expenses consist primarily of accruals for inventory-in-transit, royalties and operating expenses as of June 30, 2014 and for payments to sub-contractors and consultants for services completed as of September 30, 2013.

Warranty cost and accrual information for the three and nine months ended June 30, 2014 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2014	June 30, 2014

Warranty accrual, beginning of period	$743,482	$701,456
Accrued expense for the three and nine months ended June 30, 2014	150,915	307,908
Warranty cost for the three and nine months ended June 30, 2014	(48,337)	(163,304)
Warranty accrual, end of period	$846,060	$846,060

3. Income Taxes

At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, which is applied to year-to-date income to compute income tax expense exclusive of discrete items. Tax items discrete to a specific quarter are included in computing the income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  The income tax expense for the three and nine months ended

June 30, 2014 was $176,000 and $912,000, respectively, compared to a tax (benefit) expense of ($9,000) and $211,000, respectively, for the three and nine months ended June 30, 2013.

The effective tax rate for the three months ended June 30, 2014 was 26%.  The effective tax rate for the three months ended June 30, 2014 differs from the statutory rate primarily because of the Federal Research and Development Tax Credit (“R&D Tax Credit”) and the Domestic Production Activities Deduction (“DPAD”).  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the three months ended June 30, 2013 was a benefit of 3%.  The effective tax benefit rate for the three months ended June 30, 2013 differs from the statutory rate primarily because of the favorable impact of the R&D Tax Credit, and the impact of the cumulative adjustment resulting from a revised forecast of the annual effective tax rate.

The effective tax rate for the nine months ended June 30, 2014 was 28%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2014 primarily because of the DPAD and the R&D Tax Credit.

The effective tax rate for the nine months ended June 30, 2013 was 11%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2013 primarily because of the favorable impact of the extension of the R&D Tax Credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted, which reinstated retroactively and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year estimated annual effective income tax rate reflected a full year benefit from the R&D Tax Credit. The retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 was reflected as a discrete item which further reduced the Company’s income tax expense for the nine months ended June 30, 2013.

At June 30, 2014, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2014, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and non-vested stock awards.

Total share-based compensation expense was approximately $221,000 and $235,000 for the three months ended June 30, 2014 and 2013, respectively.  The income tax effect recognized as a charge to additional paid-in capital related to share-based compensation arrangements was $1,000 and $4,000 for the three months ended June 30, 2014 and 2013, respectively.

Total share-based compensation expense was approximately $660,000 and $679,000 for the nine months ended June 30, 2014 and 2013, respectively.  The income tax effect recognized as a charge to additional paid-in capital related to share-based compensation arrangements was $160,000 and $17,000 for the nine months ended June 30, 2014 and 2013, respectively.  Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

By unanimous consent of the Company’s Board of Directors on January 25, 2013, the applicable option exercise price of each outstanding option to purchase common stock was reduced by $1.50 per share pursuant to the terms of the 1998 Plan and the 2009 Plan (each as defined below), as applicable, to offset the dilutive impact of the special cash dividend paid by the Company on December 27, 2012 to common shareholders of record on December 17, 2012.  As required by ASC Topic 718, the Company recorded an expense of $22,000 related to the vested outstanding options as a result of this one time reduction to the option exercise price in the quarter ended March 31, 2013.  For non-vested options (granted under the 2009 Plan), the Company added the additional compensation cost of $59,000 to the remaining unrecognized compensation cost for the original share options and will expense the total amount ratably over the remaining vesting period of the options in accordance with the guidance of ASC Topic 718.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the three months ended June 30, 2014 and 2013, respectively. Total compensation expense associated with awards under the 1998 Plan was approximately $0 and $31,000 for the nine months ended June 30, 2014 and 2013, respectively.

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

There was no compensation expense under the Restricted Plan for the three and nine months ended June 30, 2014 and 2013.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2014, there were 343,830 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the annual award of non-vested shares of common stock to each eligible non-employee director, effective January 1, 2015.  Each award will have a fair market value of $40,000 at the close of business on the first business day after January 1 of each calendar year and will be issued to each non-employee director serving as a director on

December 31 of that year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $171,000 and $185,000 for the three months ended June 30, 2014 and 2013, respectively; and $510,000 and $498,000 for the nine months ended June 30, 2014 and 2013, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors on a quarterly basis as compensation was $50,000 for each of the three-month periods ended June 30, 2014 and 2013, and $150,000 for each of the nine month periods ended June 30, 2014 and 2013.  Total compensation expense associated with the 2009 Plan was $221,000 and $235,000 for the three months ended June 30, 2014 and 2013, respectively; and $660,000 and $648,000 for the nine months ended June 30, 2014 and 2013, respectively.

Stock repurchase program

On April 17, 2014, the Company’s Board of Directors approved the extension the current share repurchase program (originally approved on April 29, 2013), which allows the Company to acquire up to 250,000 shares of its outstanding common stock until     May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the three and nine months ended June 30, 2014, the Company did not make any purchases of shares of the Company’s common stock under the current share repurchase plan.  During the three and nine months ended June 30, 2013 the Company purchased 0 and 175 shares of common stock, respectively, under the former stock repurchase program.  The cost of the shares purchased in the nine months ended June 30, 2013 was $696 at a cost per share of $3.96.  As of June 30, 2014, the number of shares that may yet be purchased under the current share repurchase program was 250,000 shares.

5. Earnings Per Share

	Three months ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$497,030	$307,473	$2,289,842	$1,732,186
Denominator:
Basic weighted average shares	16,951,360	16,790,484	16,918,423	16,725,305
Dilutive effect of share-based awards	226,212	190,801	223,109	65,213
Diluted weighted average shares	17,177,572	16,981,285	17,141,532	16,790,518

Earnings per common share:
Basic EPS	$0.03	$0.02	$0.14	$0.10
Diluted EPS	$0.03	$0.02	$0.13	$0.10

Earnings per share (“EPS”) is calculated pursuant to FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”).  Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2014 and 2013, there were 715,002 and 898,000 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2014 and 2013, respectively, 57,500 and 91,720 diluted weighted average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

•                  the loss, bankruptcy or insolvency of one or more key customers;

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events, circumstances, or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Exchange Act.

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance, and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

IS&S sells to both the retrofit market and OEMs. Customers include the DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.  IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs.  Customers have been and may continue to be affected by economic conditions that exist both in the United States and abroad, which may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior.  In addition, spending by government agencies may in the future be reduced because of declining tax revenues.  If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s sales and results of operations may be affected adversely.  However, the Company believes that, in a difficult economic environment, a customer that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost effective alternative, a situation which may create a market opportunity for IS&S.

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

Cost of sales related to engineering development contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the payment from customers under such contracts accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditure relates to internally-funded efforts towards the development of new products and the improvement of existing products, and these costs are expensed as incurred. The Company intends to continue investing in the development of new products that complement current product offerings and will continue to expense associated R&D costs as they are incurred.

Selling, general and administrative expense consists of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, and other general corporate expenses.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2013 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2013. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine month periods ending June 30, 2014 as set forth herein.

INCOME STATEMENTS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2014 AND 2013

The following table sets forth the income statement data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending June 30,		Nine Months Ending June 30,
	2014	2013	2014	2013
Net sales:
Product	71.8%	73.0%	68.4%	76.5%
Engineering development contracts	28.2%	27.0%	31.6%	23.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	37.1%	32.4%	34.0%	32.3%
Engineering development contracts	33.0%	28.3%	34.6%	23.3%
Total cost of sales	70.1%	60.7%	68.6%	55.6%

Gross profit	29.9%	39.3%	31.4%	44.4%

Operating expenses:
Research and development	6.1%	6.4%	5.6%	9.4%
Selling, general and administrative	17.5%	29.6%	16.5%	27.0%
Total operating expenses	23.6%	36.0%	22.1%	36.4%

Operating income	6.3%	3.3%	9.3%	8.0%

Interest income	0.0%	0.1%	0.0%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Income before income taxes	6.4%	3.5%	9.4%	8.2%

Income tax expense (benefit)	1.7%	(0.0)%	2.7%	0.9%

Net income	4.7%	3.5%	6.7%	7.3%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales. Net sales were $10.6 million for the three months ended June 30, 2014 compared to $8.8 million for the three months ended June 30, 2013, an increase of 20%.  Product sales increased $1.2 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and EDC sales increased $0.6 million from the same period in the prior year.  Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors. The increase in EDC sales was primarily the result of revenue recognized from increased activity on EDC projects awarded in prior years. For the three months ended June 30, 2014 and 2013, the Company recognized equal amounts of sales and cost of $2.3 million and $1.5 million, respectively, related to certain EDC programs which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales increased $2.1 million or 39%, to $7.4 million, or 70% of net sales, in the three months ended June 30, 2014 compared to $5.3 million, or 61% of net sales, in the three months ended June 30, 2013. The increase in cost of sales was primarily the result of a change in sales mix to a higher proportion of EDC sales and the increase in product sales volume for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts may result in a recording of cumulative catch-up adjustments in costs on such contracts. For the three months ended June 30, 2014, EDC margins were reduced by cumulative catch-up adjustments totaling $559,000 resulting from changes in estimated costs to complete on certain EDC programs, compared to reductions of $161,000 for the three months ended June 30, 2013. The Company’s overall gross margin decreased to 30% from 39% because of the higher proportion of lower margin EDC sales and the reductions related to the cumulative catch-up adjustments for certain EDC projects in the three months ended June 30, 2014.

Research and development. R&D expense increased $0.1 million, or 16%, to $648,000, or 6% of net sales, in the three months ended June 30, 2014 from $559,000, or 6% of net sales, in the three months ended June 30, 2013.  The increase in R&D expense in the quarter resulted primarily from a decrease in engineering hours incurred on EDC programs and an increase in hours expended on internal R&D related projects.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.7 million to $1.9 million in the three months ended June 30, 2014 from $2.6 million in the three months ended June 30, 2013.  The decrease in selling, general, and administrative expense in the quarter was primarily the result of a non-recurring charge of $0.6 million for a previously disclosed and settled legal matter in the prior year three month period ended June 30, 2013.  As a percentage of net sales, selling, general and administrative expenses decreased to 18% of net sales in the three months ended June 30, 2014 from 30% of net sales in the three months ended June 30, 2013, reflecting controlled expenses as sales increased.

Interest income. Interest income decreased to $5,000 in the three months ended June 30, 2014 from $9,000 in the three months ended June 30, 2013, primarily as a result of lower cash balances in the quarter ended June 30, 2014 compared to the prior year period as a result of the special cash dividend paid to shareholders in late December 2012.

Other income. Other income was $8,000 in the three months ended June 30, 2014 compared to $5,000 in the three months ended June 30, 2013.  The increase was primarily the result of higher royalties earned in the quarter ended June 30, 2014 compared to the prior year period.

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

The income tax expense for the three months ended June 30, 2014 was $176,000 compared to a tax benefit of $9,000 for the three months ended June 30, 2013.  The effective tax rate for the three months ended June 30, 2014 was 26%.   The effective tax rate for the three months ended June 30, 2014 differs from the statutory rate primarily because of the Federal Research and Development Tax Credit (“R&D Tax Credit”) and the Domestic Production Activities Deduction (“DPAD”).  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the three months ended June 30, 2013 was a benefit of 3%. The effective tax benefit rate differs from the statutory rate for the three months ended June 30, 2013 primarily because of the favorable impact of the R&D Tax Credit and the impact of the cumulative adjustment resulting from a revised forecast of the annual effective tax rate.

At June 30, 2014, the balance of the deferred tax valuation allowance relates principally to net operating losses (“NOL”) of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

Net income.  As a result of the factors described above, the Company reported net income for the three months ended June 30, 2014 of $0.5 million compared to net income of $0.3 million for the three months ended June 30, 2013.  On a diluted basis, income per share was $0.03 for the three months ended June 30, 2014 compared to income per share of $0.02 for the three months ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013

Net sales. Net sales were $34.2 million for the nine months ended June 30, 2014, an increase of 45% from $23.5 million for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, product sales increased $5.4 million and EDC sales increased $5.3 million compared to the same period in the prior year.  The increase in product sales resulted primarily from increased shipments of displays for retrofit programs to the DoD, military subcontractors, and commercial transport customers. The increase in EDC sales was primarily the result of revenue recognized from increased activity on EDC projects awarded in prior years.  For the nine months ended June 30, 2014 and 2013, the Company recognized equal amounts of sales and cost of $7.5 million and $3.0 million, respectively, related to certain EDC programs for which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $23.4 million, or 69% of net sales, in the nine months ended June 30, 2014 compared to $13.1 million, or 56% of net sales, in the same period in the prior year.  The increase in cost of sales was primarily the result of a change in sales mix to a higher proportion of EDC sales and the increase in product sales volume for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts may result in a recording of a cumulative catch-up adjustment in costs on such contracts.  For the nine months ended June 30, 2014, EDC margins were reduced by cumulative catch-up adjustments totaling $1.2 million resulting from changes in estimated cost to complete on certain EDC programs compared to reductions of $0.4 million for the nine months ended June 30, 2013. The Company’s overall gross margin decreased to 31% from 44% because of the higher proportion of lower margin EDC sales and reductions related to the cumulative catch-up adjustments for certain EDC projects in the nine months ended June 30, 2014.

Research and development. R&D expenses were $1.9 million for the nine months ended June 30, 2014 compared to $2.2 million for the nine months ended June 30, 2013.  R&D expense declined to 6% of net sales in the nine months ended June 30, 2014 from 9% of net sales in the same period a year ago.  The decrease in R&D expense in the nine months ended June 30, 2014 was primarily the result of an increase in engineering hours incurred on EDC projects, and a decrease in hours expended on internal R&D related projects.

Selling, general, and administrative. Selling, general and administrative expenses were $5.6 million and $6.3 million in the nine months ended June 30, 2014 and 2013, respectively.  As a percentage of net sales, selling, general and administrative expense decreased to 17% of net sales in the nine months ended June 30, 2014 from 27% of net sales in the nine months ended June 30, 2013, reflecting controlled expenses as sales increased.  Selling, general, and administrative expense for the nine months ended June 30, 2013 included a non-recurring expense of $0.6 million for a previously disclosed and settled legal matter.

Interest income. Interest income was $16,000 in the nine months ended June 30, 2014 compared to $32,000 in the nine months ended June 30, 2013.  The decrease in interest income was primarily because of lower cash balances during the nine months ended June 30, 2014 compared to the same prior year period as a result of the special cash dividend paid to shareholders in late December 2012.

Other income. Other income for the nine months ended June 30, 2014 and 2013 was $27,000 and $30,000, respectively.  The decrease in other income was primarily a result of lower royalties earned in the nine months ended June 30, 2014 compared to the prior year period.

Income tax expense. Income tax expense for the nine months ended June 30, 2014 was $912,000 compared to $211,000 for the nine months ended June 30, 2013.

The effective tax rate for the nine months ended June 30, 2014 was 28%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2014, primarily because of the DPAD and the R&D Tax Credit.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the nine months ended June 30, 2013 was 11%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2013 primarily because of the favorable impact of the extension in January 2013 of the R&D Tax Credit.  On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Tax Relief Act”) was enacted which reinstated retroactively and extended the R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year estimated annual effective income tax rate reflected a full year benefit from the R&D Tax Credit. The retroactive benefit of the R&D Tax Credit for the previously expired period from January 1, 2012 to September 30, 2012 was reflected as a discrete item which further reduced the Company’s income tax expense for the nine months ended June 30, 2013.

Net income.  As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2014 was $2.3 million compared to $1.7 million for the nine months ended June 30, 2013.  Net income per share was $0.13 on a diluted basis for the nine months ended June 30, 2014 compared to $0.10 per share for the nine months ended June 30, 2013.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2014	2013
Cash and cash equivalents	$14,393,328	$16,386,207
Accounts receivable	4,554,178	4,489,434
Current assets	38,855,197	34,437,485
Current liabilities	7,387,827	6,492,571
Deferred revenue	678,712	447,525
Total debt and other non-current liabilities (1)	144,553	143,693
Quick ratio (2)	2.56	3.22
Current ratio (3)	5.26	5.30

	Nine Months Ending June 30,
	2014	2013
Cash flow activites:
Net cash used in operating activites	$(1,619,879)	$(1,585,647)
Net cash used in investing activites	(623,685)	(551,194)
Net cash provided by (used in) financing activites	250,685	(24,232,810)

(1)         Excludes deferred revenue

(2)         The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)         Current assets divided by current liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and cash accumulated from prior years’ operations.  Cash is used principally to finance inventory, accounts receivable, unbilled receivables, and payroll, which are all collectively leveraged to execute the Company’s growth strategies and to return value to its shareholders.

Operating activities

The Company used cash in operating activities of $1.6 million in each of the nine months periods ended June 30, 2014 and June 30, 2013.  The cash used in operating activities during the nine months ended June 30, 2014 partially funded a $4.8 million increase in unbilled receivables, which represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms of EDCs.  The Company expects that the cash invested in funding the EDCs will be recovered from customers in accordance with contract terms.

The cash used of $1.6 million for operating activities during the nine months ended June 30, 2013 resulted primarily from an increase in unbilled receivables of $3.6 million.

Investing activities

Cash used in investing activities was $0.6 million and $0.6 million for the nine months ended June 30, 2014 and 2013, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $0.3 million for the nine months ended June 30, 2014 and consisted primarily of the proceeds from the exercise of stock options by employees.

For the nine months ended June 30, 2013, the Company received $0.8 million from the exercise of stock options and repurchased 175 shares of common stock during the same period.  On December 7, 2012, the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share which was paid to shareholders on December 27, 2012.  The aggregate amount of the dividend payment was approximately $25 million.

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

Backlog

Backlog activity for the three and nine months ended June 30, 2014 (in thousands):

	Three Months Ending	Nine Months Ending
	June 30, 2014	June 30, 2014

Backlog, beginning of period	$80,886	$91,100
Net bookings for the three and nine months ended June 30, 2014	2,151	15,538
Revenue recognized for the three and nine months ended June 30, 2014	(10,576)	(34,177)
Backlog, end of period	$72,461	$72,461

At June 30, 2014 and September 30, 2013, the Company’s backlog was $72.5 million and $91.1 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $18.6 million decrease in backlog was the result of $15.6 million in new business orders, offset by $34.2 million of sales recognized for the nine months ended June 30, 2014.  Backlog includes a large contract with Delta Airlines but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At June 30, 2014, approximately 32% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ended June 30, 2014 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $33,000 and $100,000, respectively, with a resulting impact on cash flows of approximately $33,000 and $100,000 for the three and nine months ended June 30, 2014, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6. Exhibits

(a)    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (2)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (2)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Scheme Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)   Filed herewith

(2)   Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 7, 2014	By:	/s/ RONALD C. ALBRECHT

RONALD C. ALBRECHT
CHIEF FINANCIAL OFFICER