Form 10-K
period 2014-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2014-12-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2014 (the last business day of the registrant’s most recently completed second quarter) was approximately $79.6 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 2014, there were 16,957,642 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed prior to January 27, 2015 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2014 Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict.  In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,”“is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” “the Registrant,” “the Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Annual Report on Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”), and 21E of the Exchange Act.

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

PART I

Item 1.  Business

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).   The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Integrated Standby Units (“ISU”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets.  This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the CIP product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. The Company has incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, into its FPDS product line.

More recently, the Company has developed an FMS that combines the savings long associated with in flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets.  The Company believes that the FMS coupled with its FPDS product line is well suited to address market demand driven by further regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years.  The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures.  Aircraft equipped with the Company’s FMS and FPDS product line (equipped with a SBAS/WAAS/LPV enabled navigator) will be qualified to land at such airports and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”), and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.  The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft.  In addition, the Company offers a state of the art ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit.  This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

IS&S sells to both the OEM and the retrofit markets. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, and foreign militaries.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

Customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior.  In addition, the Budget Control Act of 2011 (the “Budget Act”) triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in defense funding over a ten-year period.   Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating market opportunity for IS&S.

In November 2014, the FAA issued its Technical Standard Order authorization (“TSO”) and Supplemental Type Certificate (“STC”) to IS&S for use on the B737 Classic aircraft which enabled IS&S to expand its product offering to owners of the B737 in the United States.

In October 2014, Delta Airlines, Inc. (“Delta”) issued a cancellation notice to the Company purporting to terminate its contract with IS&S. The Company will enter into a contractually mandated non-binding mediation with Delta in accordance with the terms of the contract. (See Item 3. Legal Proceedings).

In February 2014, the FAA issued an STC for the Company’s Auto Throttle System and Standby Display Unit (“SDU”) which has been incorporated into its Integrated Flight Management System (“IFMS®”). In September 2013, the FAA issued a TSO to IS&S for its SDU, which enabled IS&S to offer the SDU to owners of various aircraft types in the United States, subject to certification of minor technical modifications for use in specific aircraft. This certification led IS&S to develop an ISU, which combines the Company’s air data technology with the SDU as a standalone industry product.

In September 2013, the FAA issued a TSO to IS&S for its Digital Air Data Computer (“DADC”) for the RC-135 aircraft, which enabled IS&S to expand its product offering of the DADC to owners of the RC-135 in the United States.

In May 2013, Pilatus Aircraft Limited (“Pilatus”) of Switzerland executed an agreement with IS&S to develop and manufacture the Utilities Management System (“UMS”) for the Pilatus PC-24 aircraft under a multi-year production contract. The UMS integrates multiple aircraft utility functions commonly supported by multiple individual controllers and monitors. The IS&S UMS will provide integrated control of systems from within the avionics suite and automate various tasks to reduce crew workload and improve safety conditions.

In February 2013, Sierra Nevada Corporation awarded IS&S a contract to design, develop, manufacture and supply an upgraded, high definition Integrated Flat Panel Display System for a number of Pilatus PC-12 type aircraft in the United States.

Industry

A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite based weather, ground terrain maps, and ADS-B navigation. The Company believes that aircraft cockpits will become more complete information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

The Company classifies flight data into four general types: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes engine data such as fuel and oil quantity, and other engine measurements.  Navigation data includes radio position, flight management, GPS, and alternative source information (i.e. information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (“RPM”), and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and transmitted by satellite or radio signals to the aircraft. Maintenance and aircraft health data measure multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. This information is displayed in the cockpit for reference, enhanced position awareness, and reduced support logistics on properly equipped aircraft.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog mechanical instruments. In the early 1980s, Cathode Ray Tubes (“CRT”) and digital displays using Liquid Crystal Displays (“LCD”) began to replace some individual analog instruments. Presently, the industry offers high resolution color flat panels using Active Matrix Liquid Crystal Displays (“AMLCD”) to replace traditional analog instruments, CRT or LCD displays. IS&S expects that the ability to display more information in an efficient space and custom platform will become increasingly important if additional information, such as weather depiction maps, traffic information, surface terrain maps, datalink messaging, and surveillance displays, becomes mandated by regulation or demanded by pilots. Accordingly, the Company believes flat panel displays, which can integrate and display a “suite” of information, will replace individual instruments CRTs and LCDs on legacy aircraft.

In the past, equipment data, such as engine and fuel related information, were displayed on conventional analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures, and temperature.  These instruments are clustered throughout an aircraft’s cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements, because the information that these instruments display is vital for safe and efficient flight.  Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated Engine Instrument Display Systems (“EIDS”) or a FPDS packages.

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

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

•                  Focusing on retrofits. Cockpit avionics upgrades for existing aircraft is of great interest in the present environment.  The retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS, and ISU system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.

•                  Establishing leadership in the flat panel display market.  IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instruments, LCDs and CRTs. The Company believes that the COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and to increase market share.  In addition, demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.

•                  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.  Research and development (“R&D”) expenses were $2.8 million, $2.6 million and $2.7 million for fiscal years ended September 30, 2014, 2013 and 2012, respectively. During fiscal 2014, 2013 and 2012 revenues related to Engineering Development Contracts (“EDC”) accounted for 32%, 26% and 26%, respectively, of total sales. In support of these EDC programs, the Company charged $15.5 million, $8.3 million, and $4.7 million for fiscal years ended September 30, 2014, 2013 and 2012, respectively to cost of sales.

•                  Maintaining leadership in air data markets.  The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems more attractive.  In addition, higher performance engines in business aircraft are creating a need for more sophisticated air data products which the Company supplies.

•                  Increasing sales to DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.  IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and two OEM programs with Eclipse and Pilatus.

•                  Expanding international presence.  IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays.  IS&S obtained approval from the European Aviation Safety Agency (“EASA”) for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types.

•                  Growing through acquisitions or joint ventures.  IS&S may pursue strategic acquisitions or joint ventures as a means to expand the business with enhanced technology, distribution, customer base, or products. The Company may seek to acquire developers or suppliers of complementary products, technology, information, or to acquire suppliers of similar products to increase its product offerings and market share.

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen.  Flat panel displays can replace existing displays in legacy aircraft.  AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2014, 2013 and 2012, revenues related to FPDS accounted for 88%, 88% and 87%, respectively, of total sales.

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

From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for the added development cost. This revenue is reported as EDC on the consolidated statement of income. Engineering costs incurred in customizing the FPDSs are included in cost of sales.

Flight Management Systems

The IS&S NextGen Flight Management System is an easily installed navigation and performance computer that complements the IS&S Flat Panel Display System upgrade for commercial air transport aircraft.  The FMS interfaces with the IS&S SBAS GPS receiver to provide a Global Positioning System (“GPS”) receiver to provide a GPS based navigation solution.  The GPS receiver is located remotely depending on space availability. To minimize use of cockpit space and ease installation efforts, the FMS is housed in an ARINC 739B compliant Multifunction and Control Display Unit (MCDU).

Each FMS/MCDU has an LCD display, keyboard, mode and function keys, line select keys, annunciator lights, and supports ethernet data loading.  The flight crew can manually or datalink waypoint flight plans, routes or user-defined waypoints on the IS&S FMS and modify and update these plans via the FMS/MCDU screen.  Once the flight plan data is entered, the MCDU computes the most economical flight profiles and provides steering commands for use by the aircraft control system to fly the airplane along the desired route.

The FMS/MCDU package incorporates a robust navigation database capable of storing today’s global database with ample growth for the future.  Flight crews can utilize the data in the navigation database to create, edit and modify flight plans for display on the FPDS. The navigation data includes airways, jet routes, SIDS, STARS, and company stored routes.

The FMS/MCDU is ARINC 739B compliant, which provides an interface option for other cockpit equipment such as SATCOM, ACARS, CMU, HUD, and a printer.  The interface to the IS&S FPDS is provided via Ethernet.  The IS&S Electronic Flight Bag (“EFB”) is integrated with the FMS/MCDU and FPDS where the control selection of the EFB features and applications are handled via the FMS/MCDU.  The display is a five inch LCD with VGA resolution.  The touchscreen display uses LED backlighting and is sunlight readable.

Integrated Standby Unit

The Company’s new Integrated Standby Unit (ISU) incorporates the measurement and display of attitude, altitude, airspeed, and navigation data into a single standby/backup navigation instrument for military, commercial air transport and corporate/general aviation applications.  The ISU has an optional battery module that allows operation of the unit under emergency conditions. The ISU has an integral Inertial Measurement Unit that includes accelerometer, gyro, and magnetometer triads.  The unit also includes an integral air data measurement module for measurement of static and total pressure for display of altitude, airspeed, and mach number.

The ISU is a highly reliable and accurate standby navigation system that is based on IS&S’s merger of COCKPIT/IP® display technology and RVSM air data products coupled with the latest breakthroughs in MEMS Gyros with exceptional stability.  An IS&S proprietary algorithm provides for accurate computation of attitude, heading and air data parameters. The unit includes a triaxial magnetometer that is designed to be tolerant to the local soft iron effects.

The display uses a familiar Primary Flight Display (“PFD”) format to reduce pilot workload.  Logistics and maintenance savings are realized due to increased reliability and a reduction in LRUs.  The unit is equipped with built-in test and display of navigational aid and maintenance data.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and rate of ascent and descent. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately.  During fiscal 2014, 2013, and 2012, sales of air data systems and components accounted for 12%, 12%, and 13%, respectively, of total revenues.

IS&S sells individual components and partial and complete air data systems. The components and systems include:

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

•                  airspeed displays, which convey various airspeed measurements including vertical airspeed and rates of ascent and descent; and

•                  altitude alerters which allow pilots to select a desired cruising altitude and which provide warnings to pilots when an unacceptable deviation occurs.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”)), American Airlines, Inc. (“AAI”), Boeing, BAE Systems, Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation, and the Department of National Defense (Canada), among others. In fiscal year 2014, the three largest customers, Pilatus, Eclipse and FedEx, accounted for 17%, 14% and 12% of total revenue, respectively. In fiscal 2013, the two largest customers, Eclipse Aerospace and American Airlines, accounted for 24%, and 14% of total revenue, respectively. In fiscal year 2012, the three largest customers, Eclipse, FedEx, and the National Nuclear Security Administration (“NNSA”), accounted for 20%, 14% and 13% of total revenue, respectively.

Retrofit Market

Historically, a majority of the Company’s sales have come from the retrofit market, which IS&S has pursued because of its continued growth in response to the need to support the world’s aging fleet of aircraft. The design and airframe structure of many types of older aircraft generally exceeds the technology and technical capabilities of the original cockpit instruments and avionics.  The Company has developed products that enable owners and operators to upgrade their aircraft by retrofitting them with IS&S products at a competitive cost and with equipment that provides cockpit displays with capabilities and technology equivalent to new aircraft.

IS&S expects its main customers in the retrofit market will continue to be:

•                  the DoD and defense contractors,

•                  aircraft operators, and

•                  aircraft modification centers.

Department of Defense and Defense Contractors.  The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L-3 Communications, or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation”

below.  Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is entitled typically to be compensated for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators.  The Company sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, AAI, ABX Air, FedEx and Icelandair.  IS&S sells these customers a range of products from FPDS to air data systems.

Aircraft Modification Centers.  Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets.  IS&S has established relationships with a number of aircraft modification centers throughout the United States, which act as distribution outlets for the Company’s products.

OEM Market

The Company was selected to provide the cockpit avionics suite for the new Eclipse E550 production aircraft.  During the years 2006 through late 2008, the Company provided cockpit displays in support of Eclipse Aviation Inc.’s (“Aviation”) production of approximately 150 aircraft until late 2008 when Aviation filed for bankruptcy.  Eclipse purchased the assets of Aviation in 2009.  In 2011, Eclipse announced the planned production in 2013 of the E550 aircraft and selected IS&S as the system integrator.  During the past five years, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of the Aviation produced aircraft.

In May 2013, Pilatus announced that it had selected IS&S to develop and manufacture the Utilities Management System (“UMS”) for the recently announced Pilatus PC-24 aircraft under a multi-year production contract. The UMS integrates multiple aircraft utility functions commonly supported by multiple individual controllers and monitors. The UMS will provide integrated control of systems from within the avionics suite and automate various normal and emergency tasks to reduce crew workload and improve safety conditions.  This open architecture system will allow Pilatus to design and/or refine control and monitoring algorithms internally.

IS&S also markets its products to other original equipment manufacturers including Boeing and Lockheed Martin.

Backlog

	September 30
	2014	2013
	(In Thousands)
Backlog, beginning of period	$91,100	$19,712
Plus: bookings during period, net	23,295	102,955
Less: Delta debooking	(61,883)	—
Less: revenue recognized during period	(44,095)	(31,567)
Backlog, end of period	$8,417	$91,100

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders.  The year over year decrease of $82.7 million was the result of booking $23.5 million in new business, offset by $62.1 million in debookings of which $61.9 million relates to Delta’s purported termination of a contract with IS&S to provide an upgraded cockpit and certain navigation capabilities for its fleet of MD88 and MD90 aircraft, (See Item 3. Legal Proceedings), and $44.1 million of recognized revenue.  Air data product backlog as of September 30, 2014 decreased by $3.3 million from September 30, 2013, and FPDS backlog as of September 30, 2014 decreased by $79.4 million from September 30, 2013, reflecting increased FPDS sales during the period and the debooking of Delta . The backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC programs, including the Eclipse E550, the Pilatus PC-24, and the KC-46A, all of which the Company expects to enter into extended production phases upon completion of development.  Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2014, approximately 6% of the Company’s backlog was expected to be filled beyond fiscal 2015.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both R&D and EDC. At September 30, 2014, approximately 40% of the Company’s employees were engineers engaged in various engineering development projects.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage of completion or completed contract) applicable to such contracts.

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

The Company’s ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The Company’s customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility.  The Company may lend spare units to customers when it is repairing or overhauling their equipment.  The Company’s in-house turnaround times for both repairs and upgrades average less than 30 days.  IS&S provides customers with a standard two-year warranty on new products. The Company offers customers extended warranties of varying lengths beyond the two years for additional fees.

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal year 2014, 2013 and 2012 net sales outside the United States amounted to $12.0 million, $4.8 million and $4.4 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States, and the IS&S facility is FAA certified. The most significant product and installation regulations are TSO and STC, which establish the minimum product performance standards.

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies.  EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA.

In addition to product related regulations, IS&S is subject to U.S. Government procurement regulations with respect to the sale of the Company’s products to government entities or government contractors. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is generally entitled to an equitable adjustment to the contract price so that the Company receives the purchase price for products or services already delivered and reimbursement for allowable costs incurred and for termination related costs.

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

When appropriate, IS&S enters into long-term supply agreements and uses its relationships with long-term suppliers to improve product quality and availability, and to reduce delivery times and product costs. In addition, the Company identifies alternative suppliers for important component parts. Generally, the introduction of component parts from new suppliers into existing products requires FAA certification of the entire finished product if the newly sourced component varies significantly from the original drawings and specifications. IS&S has not experienced significant delays in delivery of products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

Quality Assurance

Product quality is of vital importance. The Company is ISO 9001 and AS9100C certified.  These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S’s certification to these standards allows the Company to represent to customers that it maintains high quality industry standards in the education of its employees, and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

Competition

The market for the Company’s products is highly competitive. Competitors vary in size and resources, and substantially all of the Company’s competitors are much larger than IS&S and have substantially greater resources.  With respect to air data systems and related products, the Company’s principal competitors include Honeywell International Inc. (“Honeywell”), Rockwell Collins, Inc., Thales Communications, Inc. (“Thales”), and Garmin Ltd. (“Garmin”). With respect to flat panel displays, principal competitors currently include Honeywell, Rockwell Collins, Inc., L-3 Communications, Garmin and GE Aviation Systems (“GEAS”). However, as the flat panel display industry evolves and the demand for flat panel displays increases, IS&S may face future competition in this area from other suppliers.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology.   As of September 30, 2014, the Company holds 29 U.S. patents and has 6 U.S. patent applications pending relating to its technology. In addition, IS&S holds 59 international patents and has 26 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2014, IS&S had 146 employees.  The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.  The Company is not unionized.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case. Effective December 15, 2014, Ronald C. Albrecht, the Company chief financial officer during fiscal 2014, will retire as the Company’s chief financial officer and be succeeded by Relland M. Winand:

Name	Age	Position
Geoffrey S. M. Hedrick	72	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	57	President
Ronald C. Albrecht	69	Chief Financial Officer - Will retire effective December 15
Relland M. Winand	60	Chief Financial Officer

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

Shahram Askarpour has been President since April 2012.  Dr. Askarpour joined the Company as a Director of Engineering in 2003, was promoted to Vice President of Engineering in 2005, and was promoted to President on April 2, 2012. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions.  Prior to joining IS&S, he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics.  He holds a number of key patents in the aviation field.  Dr. Askarpour received his engineering education in the United Kingdom, and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University.  He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international, peer reviewed journals.  In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton Business School.

Ronald C. Albrecht has been Chief Financial Officer since August 2010.  Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace (UK).  Smiths Aerospace was acquired by General Electric Aviation Systems (“GEAS”) in 2007.  Most recently, Mr. Albrecht served as Vice President and General Manager of Smiths Aerospace Electro Mechanical Business from 2003 to 2007 and, subsequently, of GEAS’ Electro Mechanical Business from 2007 to 2010.  Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London, and has substantial mergers & acquisition and strategic planning experience.  Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and a M.B.A. in Finance from Stanford University.  He is a Certified Public Accountant (California/Inactive). Mr. Albrecht will retire as the Company’s chief financial officer effective December 15, 2014.

Relland M. Winand has been appointed to succeed Mr. Albrecht as the Company’s chief financial officer effective December 15, 2014.  Mr. Winand has served in a number of executive financial capacities with public companies including Chief Financial Officer of ECC International, Corp, a manufacturer of computer controlled maintenance simulators primarily for the Department of Defense, and Vice President Finance and Administration of Traffic.com, Inc. a leading provider of accurate, real-time traffic information in the United States.  Prior to joining Innovative Solutions and Support, Inc., from 2008 to 2013, Mr. Winand was Chief Financial Officer of Orbit/FR, Inc., an international developer and manufacturer of sophisticated microwave test and measurement systems for aerospace/defense, wireless, satellite and automotive industries.  From January 2014 until August 2014, Mr. Winand served as a consultant for Solomon Edwards Group LLC.  He has over 30 years’ experience in financial management and reporting for both public domestic and international manufacturing companies. Mr. Winand received a B.S. in Accounting from Drexel University and an M.B.A. in Finance from Widener University.

Other

The public may read and copy any materials filed by IS&S with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C.  20549.  The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information about issuers that file electronically with the SEC.

IS&S maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the “Investor Relations” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The information on the Company’s web site is not incorporated as part of this Annual Report on Form 10-K.

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

The ongoing global uncertainty and concern regarding credit availability could adversely affect IS&S.

The global uncertainty and continued concern regarding credit availability, including failures of financial institutions, has produced unprecedented government intervention in the U.S., Europe and other regions of the world.  If these concerns continue or worsen, risks to IS&S include:

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

A portion of IS&S sales has been, and is expected to continue to be, from defense contractors or government agencies in connection with government aircraft retrofit or original equipment manufacturing contracts.  Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more severe as the federal budget deficit remains high.

The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company’s results of operations.

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2014 IS&S derived 59% of revenue from the top five customers.  IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations.  For example, in October 2014, Delta issued a cancellation notice to the Company purporting to terminate its contract with IS&S. The Company will enter into a contractually mandated non-binding mediation with Delta in accordance with the terms of the contract. (See Item 3. Legal Proceedings).

In addition, the Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate.  Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements.  If IS&S fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight management systems and other new products that meet customer requirements, its business, reputation and statements of income may be affected adversely.

Currently, IS&S spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance does not meet its customers expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of income.

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

•                  changes in the use of the Company’s products, including air data systems, flat panel displays, and flight management systems;

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

The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies). Each contract, including contracts with government agencies, includes various terms and conditions that impose certain requirements on IS&S, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of the products. Additionally, each government agency or general contractor retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is entitled typically to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales. For example, in October 2014, Delta issued a cancellation notice to the Company purporting to terminate its contract with IS&S resulting in $61.9 million of debookings with respect thereto.

The Company enters into fixed-price contracts or service arrangements to perform specified design and EDC services related to its products that could subject IS&S to losses in the event the Company incurs cost overruns on its projects.

During fiscal 2014, approximately 32% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider.  Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements.  Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

IS&S depends on key personnel to manage its business effectively, and an inability to retain its key employees could adversely impact the Company’s ability to compete.

The Company’s success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance IS&S will be able to retain such employees, and the loss of some could damage its ability to execute its business strategy. The Company intends to continue hiring key management, engineering, and sales and marketing personnel. Competition for skilled personnel is intense, and IS&S may not be able to attract or retain additional qualified personnel.

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. IS&S cannot provide assurance that, after giving effect to its cost containment initiatives, that current and planned personnel levels, systems, procedures, and controls will be adequate to support the current and future customer base. In such a circumstance, the Company may not be able to exploit existing and potential market opportunities. Any delays or difficulties encountered could impair the Company’s ability to attract new customers or maintain its relationships with existing customers.

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

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Competitors include Honeywell, Rockwell Collins, Inc., Thales, GEAS, and L-3 Communications.  All these competitors have substantially greater financial, technical, and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

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

IS&S currently holds 29 U.S. patents and has 6 U.S. patent applications pending. In addition, the Company holds 59 international patents and has 26 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain.  Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products.  Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

The Company’s future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States, changes in tax legislation, and the results of audits and examinations of previously filed tax returns.

IS&S may not be able to identify or complete acquisitions, or it may consummate an acquisition that adversely affects the Company’s operating results.

One of the Company’s strategies may be to acquire businesses or technologies that complement its existing operations. IS&S has limited experience in acquiring businesses or technologies. There can be no assurance IS&S will be able to acquire or profitably manage acquisitions or successfully integrate them into its operations. Furthermore, certain risks are inherent in pursuing acquisitions, such as the demands of management’s time and attention and integrating disparate company cultures and facilities. Acquisitions may have an adverse effect on the Company’s operating results, particularly in quarters immediately following the consummation of such transactions, as the Company integrates operations of acquired businesses into its operations. Once integrated, acquisitions may not perform as expected or be accretive to the Company’s results of operations.

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

The Company’s products are currently subject to direct regulation by the FAA and other equivalent organizations. The Company’s products, as they relate to aircraft applications, must be approved by the FAA, EASA, or other equivalent organizations before they can be installed in an aircraft. To be certified, IS&S must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company’s products are FAA approved, it may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the United States.

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

IS&S plans to derive increasing revenues from sales outside the United States, particularly in Europe. Risks inherent in doing business internationally include:

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

In fiscal 2001, IS&S purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. Such expansion would provide for a 65,400 square foot facility which the Company believes is adequate to meet the needs of the Company for the foreseeable future.

The Company also occupies approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease expiring March, 2018. The lease contains two options to extend the lease for a total of six additional years. The Company’s current annual lease expense for this property is approximately $52,000.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is subject to various legal proceedings and claims. IS&S does not believe any such matters that are currently pending will have a material effect on the Company’s results of operations or financial position, except as described below with respect to the Delta matter.

In October 2014 the Company announced that Delta had issued a cancellation notice to the Company purporting to terminate its contract with IS&S to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. On October 6, 2014 Delta sent the Company a cancellation notice citing alleged schedule delays and technical infeasibility. The Company believes that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract. The contract provides for non-binding mediation in the event of such a dispute, and the Company has initiated the mediation process. The Company had $3.7 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2014 both of which are fully reserved. At this time, the outcome of the mediation and any potential subsequent negotiation with or litigation against Delta is not determinable.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2014		Fiscal Year 2013
Period	High	Low	High	Low
First Quarter	$8.07	$6.57	$5.41	$3.20
Second Quarter	8.82	6.27	4.93	3.36
Third Quarter	7.89	6.13	9.25	4.56
Fourth Quarter	7.91	5.12	8.41	6.38

On November 28, 2014, there were 16 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

On April 17, 2014 the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013) which allows the Company to acquire up to 250,000 shares of its outstanding common stock until May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and subject to corporate and regulatory considerations. The program may be discontinued or suspended at any time.  During the years ended September 30, 2014 and 2013, the Company did not make any purchases of shares of the Company’s common stock under the share repurchase plan.  As at September 30, 2014, the number of shares that may be yet purchased under the new share repurchase program was 250,000 shares.

On December 7, 2012 the Company’s Board of Directors declared a special cash dividend in the amount of $1.50 per share, payable on or about December 27, 2012 to shareholders of record as of the close of business on December 17, 2012.  The total dividend payment was approximately $25 million. The Company did not pay dividends in fiscal 2014 or fiscal 2012. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2009 through and including September 30, 2014, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/09	9/10	9/11	9/12	9/13	9/14

Innovative Solutions and Support, Inc.	100.00	97.60	96.41	79.44	228.57	149.75
NASDAQ Composite	100.00	112.55	116.28	153.12	189.49	227.09
Russell 2000	100.00	113.35	109.35	144.24	187.59	194.96
Dow Jones US Aerospace & Defense	100.00	113.44	115.00	137.44	200.35	238.46

*     $100 invested on 9/30/09 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2014 Dow Jones & Co.  All rights reserved

Copyright© 2014 Russell Investment Group. All rights reserved.

Item 6.  Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of income data for the fiscal years ended September 30, 2014, 2013 and 2012 and the balance sheet data as at September 30, 2014 and 2013 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended September 30, 2011 and 2010 and the balance sheet data as at September 30, 2012, 2011 and 2010 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$44,095,023	$31,567,307	$24,578,198	$25,737,652	$25,257,323
Cost of sales	30,508,823	18,942,737	14,067,933	11,945,184	11,520,029
Gross profit	13,586,200	12,624,570	10,510,265	13,792,468	13,737,294
Research and development	2,618,054	2,578,034	2,693,554	5,500,924	5,234,240
Selling, general and administrative	11,111,014	8,119,071	7,400,199	7,683,637	8,099,587
Total operating expenses	13,729,068	10,697,105	10,093,753	13,184,561	13,333,827
Operating income (loss)	(142,868)	1,927,465	416,512	607,907	403,467
Interest income, net	21,756	41,174	100,414	142,433	185,815
Other income	37,758	38,120	65,005	150,010	50,000
Income (loss) before income taxes	(83,354)	2,006,759	581,931	900,350	639,282
Income tax expense (benefit)	(283,622)	119,842	(2,397,063)	183,760	(109,094)
Net income	$200,268	$1,886,917	$2,978,994	$716,590	$748,376

Net income per common share:
Basic	$0.01	$0.11	$0.18	$0.04	$0.04
Diluted	$0.01	$0.11	$0.18	$0.04	$0.04

Cash dividends declared per common share	$—	$1.50	$—	$—	$—

Weighted average shares outstanding:
Basic	16,927,879	16,753,068	16,641,895	16,782,223	16,751,528
Diluted	17,149,106	16,855,854	16,641,900	16,824,621	16,777,886

	As of September 30,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$15,214,584	$16,386,207	$42,977,501	$42,625,854	$40,916,346
Working capital	29,520,030	27,944,914	49,087,538	47,332,110	46,311,056
Total assets	44,162,510	42,630,511	62,597,231	58,257,604	57,590,522
Debt and capital lease obligations, less current portion	—	—	—	—	15,560
Total shareholders’ equity	37,011,524	35,994,247	57,080,403	54,260,787	53,468,037

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report.

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for original equipment manufacturers (“OEMs”) and retrofit applications.   The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company continues to position itself as a system integrator, which provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

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

Cost of sales related to Engineering Development Contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects.  These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products.  These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, bad debt expense and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers.  The Company’s customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad.  Such conditions may cause the Company’s customers to curtail or delay spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by IS&S customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other factors which can affect spending behavior.  In addition, the Budget Control Act of 2011 triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to reductions already reflected in defense funding over a ten-year period.   Furthermore, future spending by government agencies may be further reduced because of declining tax revenues. If the Company’s customers curtail or delay their spending, or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, IS&S’s revenues and results of operations will be negatively affected.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft, may be interested instead in retrofitting existing aircraft as a cost effective alternative, thereby creating an opportunity for IS&S.

The Company experienced increases in personnel costs in fiscal year 2014 primarily in the R&D and production departments, and reductions in personnel costs in each of fiscal years 2013 and 2012, primarily through resignation and retirements of employees who were not replaced, and a planned reduction in workforce.  The reductions affected most departments in the Company.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2014	2013	2012
Net sales:
Product	68.0%	74.3%	74.4%
Engineering development contracts	32.0%	25.7%	25.6%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	34.1%	33.6%	38.2%
Engineering development contracts	35.1%	26.4%	19.0%
Total cost of sales	69.2%	60.0%	57.2%

Gross profit	30.8%	40.0%	42.8%

Operating expenses:
Research and development	5.9%	8.2%	11.0%
Selling, general and administrative	25.2%	25.7%	30.1%
Total operating expenses	31.1%	33.9%	41.1%

Operating income (loss)	(0.3)%	6.1%	1.7%

Interest income	0.0%	0.1%	0.4%
Interest (expense)	0.0%	0.0%	(0.1)%
Other income	0.1%	0.1%	0.3%

Income (loss) before income taxes	(0.1)%	6.3%	2.3%

Income tax expense (benefit)	(0.6)%	0.4%	(9.8)%

Net income	0.5%	5.9%	12.1%

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Net sales. Net sales increased $12.5 million, or 39.7%, to $44.1 million for fiscal 2014 from $31.6 million for fiscal 2013. For fiscal 2014, product sales increased $6.5 million and EDC sales increased $6.0 million from fiscal 2013. The increase in product sales was primarily the result of higher shipments of displays for retrofit programs to the DoD, military subcontractors and commercial transport customers. The increase in EDC sales was primarily the result of increased activity on EDC projects awarded in prior years and additional contract modifications received during fiscal 2014. EDC sales recognized under the Delta contract were $2.9 million and $0.8 million in fiscal 2014 and fiscal 2013, respectively.

Cost of sales. Cost of sales was $30.5 million, or 69.2% of net sales for fiscal 2014 compared to $18.9 million or 60% of net sales in fiscal 2013. The increase in cost of sales was primarily the result of increased sales volume in both product and EDC programs. The increase in cost of sales as a percentage of net sales reflects primarily increased costs to the EDC programs. In addition, EDC margins were negatively impacted by net cumulative catch-up adjustments of $1.5 million and $444,000 resulting from changes in estimated costs to complete on certain EDC programs for fiscal 2014 and 2013, respectively. Margin in fiscal 2014 was 30.8% as compared to 40% in fiscal 2013. The margin decrease reflects primarily the negative margins on EDC contracts and product mix shipped during fiscal 2014.

Research and development. R&D expense was $2.6 million for fiscal 2014 and fiscal 2013. R&D expense declined to 5.9% of net sales in fiscal 2014 compared to 8.2% in fiscal 2013 reflecting the increase in fiscal 2014 net sales.

Selling, general, and administrative. Selling, general and administrative expenses increased $3.0 million, or 36.9%, to $11.1 million or 25.2%, of net sales for fiscal 2014 from $8.1 million or 25.7% of net sales, for fiscal 2013. The increase in selling, general and administrative expenses for the year ended September 30, 2014 reflects the bad debt expense of $3.7 million related to the Delta contract, (See Item 3. Legal Proceedings.), partially offset by the expense of $657,000 recorded in the year ended September 30, 2013 related to a previously disclosed legal matter. (See the description of the Daghigh matter in Note 14-Contingencies in Notes to Consolidated Financial Statements attached).

Interest income, net. Net interest income decreased by $19,000 to $22,000 for fiscal 2014 from $41,000 for fiscal 2013. The decrease in interest was primarily the result of lower cash balances throughout the year ended September 30, 2014 versus the year ended September 30, 2013. A special cash dividend of $25 million was paid to shareholders in late December 2012.

Other income. Other miscellaneous income remained unchanged in fiscal 2014 compared to fiscal 2013.

Income taxes.  The income tax benefit for fiscal year ended September 30, 2014 was $0.3 million compared to an income tax expense of $0.1 million or for the fiscal year ended September 30, 2013.  The tax benefit for the fiscal year ended September 30, 2014 resulted from a pretax loss of $0.1 million and the favorable impact of the Federal Research and Development Tax Credits (“Federal R&D Tax Credits”) . The tax expense for the fiscal year ended September 30, 2013 was attributable to the pretax income offset in part by Federal R&D Tax Credits.  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year income tax provision reflects the benefit of the retroactive application of the Federal R&D Tax Credit for nine months from the 2012 fiscal year plus a full year benefit for the current fiscal year in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”).

The effective tax rate for the year ended September 30, 2013 was 6.0%.  The effective tax rate differs from the statutory rate for the year ended September 30, 2013 primarily because of the benefit of the retroactive application of the Federal R&D Tax Credit.

Net income.  As a result of the factors described above, the Company’s net income for fiscal 2014 was $0.2 million compared to net income of $1.9 million for fiscal 2013.  On a fully diluted basis, the net income per share was $0.01 for fiscal 2014, compared to $0.11 for fiscal 2013.

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

Cost of sales. Cost of sales increased $4.9 million, or 34.7%, to $18.9 million, or 60.0% of net sales, for fiscal 2013 from $14.0 million, or 57.2% of net sales, for fiscal 2012.  The increase in cost of sales resulted primarily from the change in sales mix and the increase in product sales volume in fiscal 2013 as compared to fiscal 2012.  In addition, EDC margins include the negative impact of net cumulative catch-up adjustments of $444,000 and $8,000 resulting from changes in estimated cost to complete on certain EDC programs for fiscal 2013 and 2012, respectively. An increased proportion of higher margin revenues generated from product sales was offset by the impact of an increase in zero margin or negative margin EDC revenues resulting in a lower gross profit percentage of 40.0% for the year ended September 30, 2013 compared to 42.8% for the year ended September 30, 2012.

Research and development. R&D expense decreased $0.1 million, or 4.3%, to $2.6 million, or 8.2% of net sales, for fiscal 2013, from $2.7 million, or 11.0% of net sales, for fiscal 2012.  The decrease in R&D expense for the year ended September 30, 2013 resulted from an increase in EDC revenues which required the Company to allocate more engineering resources to support new EDC programs compared to the prior fiscal year.

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

Income taxes.  The income tax expense for fiscal year ended September 30, 2013 was $0.1 million compared to an income tax benefit of $2.4 million for the fiscal year ended September 30, 2012.  The tax expense for the fiscal year ended September 30, 2013 was attributable to the pretax income offset in part by Federal Research and Development Tax Credits (“Federal R&D Tax Credit”).  On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013. The 2013 fiscal year income tax provision reflects the benefit of the retroactive application of the Federal R&D Tax Credit for nine months from the 2012 fiscal year plus a full year benefit for the current fiscal year in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC Topic 740”).

The effective tax rate for the year ended September 30, 2013 was 6.0%. The effective tax rate differs from the statutory rate for the year ended September 30, 2013 primarily because of the favorable impact of the Federal R&D Tax Credit for the fiscal year discussed above.  The effective tax benefit rate for the year ended September 30, 2012 was (411.9%).  The effective tax benefit rate differs from the statutory rate for the year ended September 30, 2012 primarily because of the reversal of valuation allowances of $2.4 million related to federal net deferred tax assets in accordance with ASC Topic 740, resulting from the recent history of income before income taxes, together with projections of profitability in future years.

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

Net income.  As a result of the factors described above, the Company’s net income for fiscal 2013 was $1.9 million compared to net income of $3.0 million for fiscal 2012.  Net income for fiscal 2012 includes the tax benefit of $2.4 million related to the reversal of valuation allowances related to federal net deferred tax assets discussed above.  On a fully diluted basis, the net income per share was $0.11 for fiscal 2013 compared to $0.18 for fiscal 2012.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2014	2013
Cash and cash equivalents	$15,214,584	$16,386,207
Accounts receivable	$4,419,863	$4,489,434
Current assets	$36,526,292	$34,437,485
Current liabilities	$7,006,262	$6,492,571
Deferred revenue	$526,320	$447,525
Other non-current liabilities (1)	$144,724	$143,693
Quick ratio (2)	2.80	3.22
Current ratio (3)	5.21	5.30

	Twelve Months Ended September 30,
	2014	2013	2012
Cash flow activites:
Net cash (used in) provided by operating activites	$(712,206)	$(2,152,317)	$1,380,831
Net cash used in investing activites	(718,922)	(586,801)	(217,533)
Net cash provided by (used in) financing activites	259,505	(23,852,176)	(811,651)

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

Operating Activities

The Company used $0.7 million of cash in operating activities during fiscal 2014 compared to a $2.2 million use of cash in fiscal 2013. The cash used in operating activities for the year ended September 30, 2014 resulted primarily from an increase in net unbilled receivables of $0.9 million, inventory of $1.3 million and deferred income taxes of $0.6 million, partially offset by cash provided from increase in accrued expenses of $0.6 million, share-based compensation of $0.6 million and depreciation and amortization of $0.6 million. Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects. The increases in both unbilled receivables and inventory reflect increased sales in the engineering development contract and product sales in fiscal 2014.

The Company used $2.2 million of cash in operating activities during fiscal 2013 compared to operating activities providing cash of $1.4 million during fiscal 2012.  The cash used in operating activities for the year ended September 30, 2013 resulted primarily from an increase in unbilled receivables of $4.9 million, partially offset by cash provided from increases in accounts payable and accrued expenses of $2.0 million. The Company expects to recover the cash invested in funding the EDC programs from customers as it completes project milestones.

During fiscal 2012, the Company generated $1.4 million in cash from operating activities.  Cash generated from operations was attributable primarily to increases in accounts payable, accrued expenses and deferred revenues resulting from advance billings to customers as scheduled by the respective EDC programs, offset partially by increases in inventory and unbilled receivables, which funded materials, inventory and third party service providers to fulfill the Company’s obligations under the EDC programs.

Investing Activities

Cash used in investing activities was $0.7 million, $0.6 million and $0.2 million for fiscal years 2014, 2013 and 2012 respectively, and consisted of spending for production equipment and laboratory test equipment.  The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash provided by financing activities was $0.3 million for fiscal year 2014 and consisted of the proceeds from the exercise of stock options by employees.

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

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will return to levels experienced prior to fiscal 2014 in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2014 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating leases	$319,989	$95,782	$224,207	$—	$—
Purchase obligations (1)	2,102,045	2,042,087	47,719	12,240	—
Other liabilities	11,725	—	11,725	—	—
	$2,433,759	$2,137,868	$283,651	$12,240	$—

(1)         A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily comprised of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.

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

Revenue recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver air data equipment, large flat-panel display systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statements of income.

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Update 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”); and FASB Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”); and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains software components, which include functional upgrades that are sold on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

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

The Company utilizes the selling price hierarchy that has been established by FASB ASU 2009-13, which requires that the selling price for each deliverable be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  To the extent that an arrangement includes a deliverable for which estimated selling price is used, the Company determines the best estimate of selling price by applying the same pricing policies and methodologies that would be used to determine the price to sell the deliverable on a standalone basis.

To the extent that an arrangement contains defined design and EDC activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statements of income.

Single Element Arrangements

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605.  In addition, the Company receives orders for equipment and parts, and in general, recognizes revenue upon shipment to the customer.

The Company offers its customers extended warranties for additional fees, which it records as deferred revenue and recognizes as sales on a straight-line basis over the warranty periods.

Engineering development contract services

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all others contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method.

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margins requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. The projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity and cost, overhead, and capital costs. Contracts sometimes include purchase options for additional quantities and customer change orders for additional or revised product functionality. Sales and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while sales and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Sales related to change orders are included in profit estimates only if they can be estimated reliably and collectability is reasonably assured.  Purchase options and change orders are accounted for either as an integral part of the original contract or separately, depending upon the nature and value of the item. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage of completion method following the guidance included in ASC Topic 605-35.

The Company reviews estimates of profit margins for contracts on a quarterly basis. If the initial estimates of sales and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contracts. Changes in these underlying estimates because of either revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of income in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates are disclosed in the notes to the consolidated financial statements of the Company.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing NOL and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim and year-end reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible.  The Company believes that its estimate of future taxable income is inherently uncertain and if its current or future operations generate losses, that it could make further adjustments to the valuation allowance. The current balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  There is currently no assurance of such future income before income taxes.

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

Accordingly, adoption of ASC Topic 505-50’s and ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock based compensation plans.  The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates.  Such adjustments could have a material impact on the Company’s financial position.

Warranty reserves

The Company offers warranties on some products of various lengths. At the time of shipment, the Company establishes a reserve estimated for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Self-insurance reserves

Beginning January 1, 2014, the Company self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2014.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2014, the estimated liability for medical claims incurred but not reported was $106,000. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $169,000 as a current asset in the accompanying consolidated balance sheet.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB)  issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 during the fourth quarter of fiscal year ending September 30, 2013 did not have a material impact on the Company’s consolidated financial statements.

Business Segments

The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications.  Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal year 2014, 2013, and 2012 net sales outside the United States amounted to $12 million, $4.8 million and $4.4 million, respectively.

Item 7A.  Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2014 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $0.1 million. This would result in a net impact on cash of approximately $0.1 million for fiscal 2014.

Item 8.  Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions and Support, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 2014, and the results of their operations and their cash flows for the year ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 15, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Solutions and Support, Inc.

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the two years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 20, 2013

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$15,214,584	$16,386,207
Accounts receivable	4,419,863	4,489,434
Unbilled receivables, net	7,425,728	6,539,442
Inventories	5,470,786	4,377,513
Deferred income taxes	3,245,223	2,002,679
Prepaid expenses and other current assets	750,108	642,210

Total current assets	36,526,292	34,437,485

Property and equipment, net	7,467,663	7,320,495
Non-current deferred income taxes	57,707	650,998
Other assets	110,848	221,533

Total assets	$44,162,510	$42,630,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,402,652	$2,372,137
Accrued expenses	4,077,290	3,672,909
Deferred revenue	526,320	447,525

Total current liabilities	7,006,262	6,492,571

Non-current deferred income taxes	132,999	132,202
Other liabilities	11,725	11,491

Total liabilities	7,150,986	6,636,264

Commitments and contingencies (See Note 14)	—	—

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2014 and 2013	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,714,449 and 18,632,328 issued at September 30, 2014 and 2013, respectively	18,715	18,632

Additional paid-in capital	50,697,497	49,880,571
Retained earnings	6,684,902	6,484,634
Treasury stock, at cost, 1,756,807 shares at September 30, 2014 and 2013	(20,389,590)	(20,389,590)

Total shareholders’ equity	37,011,524	35,994,247

Total liabilities and shareholders’ equity	$44,162,510	$42,630,511

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30,
	2014	2013	2012
Net sales:
Product	$29,975,410	$23,459,034	$18,289,963
Engineering development contracts	14,119,613	8,108,273	6,288,235
Total net sales	44,095,023	31,567,307	24,578,198

Cost of sales:
Product	15,050,608	10,601,057	9,389,904
Engineering development contracts	15,458,215	8,341,680	4,678,029
Total cost of sales	30,508,823	18,942,737	14,067,933

Gross profit	13,586,200	12,624,570	10,510,265

Operating expenses:
Research and development	2,618,054	2,578,034	2,693,554
Selling, general and administrative	11,111,014	8,119,071	7,400,199
Total operating expenses	13,729,068	10,697,105	10,093,753

Operating income (loss)	(142,868)	1,927,465	416,512

Interest income	21,756	41,174	101,012
Interest (expense)	—	—	(598)
Other income	37,758	38,120	65,005
Income (loss) before income taxes	(83,354)	2,006,759	581,931

Income tax (benefit) expense	(283,622)	119,842	(2,397,063)

Net income	$200,268	$1,886,917	$2,978,994

Net income per common share:
Basic	$0.01	$0.11	$0.18
Diluted	$0.01	$0.11	$0.18

Cash dividend per share	$—	$1.50	$—

Weighted average shares outstanding:
Basic	16,927,879	16,753,068	16,641,895
Diluted	17,149,106	16,855,854	16,641,900

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2011	$18,287	$47,206,690	$26,626,242	$(19,590,432)	$54,260,787

Share-based compensation	—	439,085	—	—	439,085
Issuance of stock to directors	42	199,957	—	—	199,999
Purchase of treasury stock	—	—	—	(798,462)	(798,462)
Net Income	—	—	2,978,994	—	2,978,994

Balance, September 30, 2012	$18,329	$47,845,732	$29,605,236	$(20,388,894)	$57,080,403

Share-based compensation	—	678,840	—	—	678,840
Exercise of stock options	255	1,156,039	—	—	1,156,294
Issuance of stock to directors	48	199,960	—	—	200,008
Purchase of treasury stock	—	—	—	(696)	(696)
Dividends	—	—	(25,007,519)	—	(25,007,519)
Net income	—	—	1,886,917	—	1,886,917

Balance, September 30, 2013	$18,632	$49,880,571	$6,484,634	$(20,389,590)	$35,994,247

Share-based compensation	—	407,391	—	—	407,391
Exercise of stock options	58	259,505	—	—	259,563
Issuance of stock to directors	25	150,030	—	—	150,055
Net income	—	—	200,268	—	200,268

Balance, September 30, 2014	$18,715	$50,697,497	$6,684,902	$(20,389,590)	$37,011,524

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,268	$1,886,917	$2,978,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	576,478	545,620	529,325
Share-based compensation expense
Stock options	660,136	712,395	444,507
Stock awards	150,055	200,008	199,998
Tax adjustment from share-based compensation	(252,688)	(33,301)	(5,422)
Recovery of loss on accounts receivable	—	—	(1,373)
Provision for loss on unbilled receivables	3,680,679	—	—
(Gain) loss on disposal of property and equipment	78	(11,536)	—
Excess and obsolete inventory cost	196,205	48,450	113,456
Deferred income taxes	(648,456)	(215,424)	(2,434,379)
(Increase) decrease in:
Accounts receivable	69,571	(510,922)	(853,025)
Unbilled receivables	(4,566,965)	(4,944,006)	(1,210,796)
Inventories	(1,289,478)	(624,416)	(406,408)
Prepaid expenses and other current assets	(107,899)	(206,002)	54,788
Other non-current assets	105,886	(116,333)	—
Increase (decrease) in:
Accounts payable	30,515	1,232,673	695,948
Accrued expenses	557,222	744,085	192,101
Income taxes payable	(152,608)	118,502	(110,805)
Deferred revenue	78,795	(979,027)	1,193,922
Net cash (used in) provided by operating activities	(712,206)	(2,152,317)	1,380,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(719,522)	(605,301)	(217,533)
Proceeds from the sale of property and equipment	600	18,500	—
Net cash (used in) investing activities	(718,922)	(586,801)	(217,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	259,505	1,156,039	—
Purchases of treasury stock	—	(696)	(798,462)
Dividend paid	—	(25,007,519)	—
Repayment of capitalized lease obligations	—	—	(13,189)
Net cash provided by (used in) financing activities	259,505	(23,852,176)	(811,651)

Net increase (decrease) in cash and cash equivalents	(1,171,623)	(26,591,294)	351,647
Cash and cash equivalents, beginning of year	16,386,207	42,977,501	42,625,854

Cash and cash equivalents, end of year	$15,214,584	$16,386,207	$42,977,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$599
Cash paid for income tax	$770,000	$250,000	$153,327
Cash received from income tax refund	$—	$—	$4,096

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Background:

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”) and retrofit applications.  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company continues to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, commercial air transport, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors. Customers include commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, and various OEM’s.

2.        Concentrations:

Major Customers and Products

In fiscal 2014, 2013 and 2012, the Company derived 59%, 64% and 63%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $7.9 million, $5.9 million, and $2.4 million as at September 30, 2014, 2013 and 2012, respectively.

In fiscal 2014, three of the Company’s customers, Pilatus, Eclipse and FedEx, accounted for 17%, 14% and 12% of total sales, respectively. In fiscal 2013, two of the Company’s customers, Eclipse and American Airlines Inc. (“AAI”), accounted for 24% and 14% of total sales, respectively.  In fiscal 2012, three of the Company’s customers, Eclipse, FedEx and National Nuclear Security Administration, accounted for 20%, 14%, and 13% of total sales, respectively.

Flat panel sales were 88%, 88% and 87% of total sales in the years ended September 30, 2014, 2013 and 2012, respectively. Sales of air data systems and components were 12%, 12% and 13% of total sales for the years ended September 30, 2014, 2013 and 2012, respectively.  Sales to government contractors and agencies accounted for approximately 39%, 28% and 45% of total sales during fiscal years 2014, 2013 and 2012, respectively.  The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience.  Upon alteration or termination of these contracts, IS&S is entitled typically to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2014 the Company had one supplier that accounted for 15% of the Company’s total inventory related purchases.  During fiscal 2013 the Company had one supplier that accounted for 30% of the Company’s total inventory related purchases.

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

The Company recorded a charge for impairment for unbilled receivables in the amount of $3.7 million related to the Delta contract as of September 30, 2014, (See Note 5. Unbilled Receivable in Notes to Consolidated Financial Statements). The Company had no such charge at September 30 2013.

3.        Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on EDC programs, percentage of completion on EDC contracts, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statement of Income in the period they are determined.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2014 and 2013 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	September 30,
	2014	2013
Raw materials	$4,389,334	$3,126,592
Work-in-process	905,529	857,602
Finished goods	175,923	393,319
	$5,470,786	$4,377,513

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During fiscal 2014, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2014, 2013 or 2012.

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

To the extent that an arrangement contains software elements that are essential to the functionality of tangible products sold in the arrangement, the Company recognizes revenue for the deliverables in accordance with the guidance included in FASB Accounting Standards Update 2009-14, “Revenue Arrangements That Include Software Elements” (“ASU 2009-14”); FASB ASU 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”); and FASB ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”).

To the extent that an arrangement contains software components, which include functional upgrades that the Company sells on a standalone basis and which it has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with FASB ASC Topic 985, “Software” (“ASC Topic 985”).

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s fair value.  The Company then considers the appropriate recognition method for each deliverable.  The Company’s multiple element arrangements can include defined design and development activities and/or functional upgrades, and product sales.

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”) under the percentage of completion method. To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.

Single Element Arrangements

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes sales when revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  In addition, the Company also receives orders for equipment and parts, and in general, recognizes revenue upon shipment to customers.

The Company may offer its customers extended warranties for additional fees, which it records as deferred revenue and recognized as sales on a straight-line basis over the warranty periods.

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC related to its products.  The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonably and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all other contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method.

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract or contract segment and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margin requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, prototype costs, overhead costs, and capital costs. These contracts sometimes include purchase options for additional quantities and for customer change orders for additional or revised product functionality. Revenues and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while revenues and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Revenues related to change orders are included in profit estimates only if they can be estimated reliably and collectability is reasonably assured.  Purchase options and change orders are accounted for either as an integral part of the original contract, or separately, depending upon the nature and value of the item, in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For contracts for which uncertainty regarding the performance against certain contract terms remains, and in which no loss is expected, the Company uses the zero profit margin approach to applying the percentage-of-completion method following the guidance included in ASC Topic 605-35.

Estimates of profit margins for contracts are reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contracts. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments if any, resulting from changes in estimates, are included in results of operations and disclosed in the notes to consolidated financial statements.

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating loss (“NOL”)and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance would be possible.  The current balance of the deferred tax valuation allowance relates principally to NOLs of certain state taxing jurisdictions.  There is currently no assurance of such future, state income before income taxes.

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

The Company files a consolidated United States federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate, and any related estimated interest. Management believes that it has made adequate accruals for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position, but could possibly be material to its consolidated results of operations or cash flow of any one period.

Engineering Development

Total engineering development expense is comprised of both internally funded research and development (“R&D”) and product development and design charges related to specific customer EDC. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer EDC are charged to cost of sales.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For fiscal 2014, 2013 and 2012 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and 2013, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,397,547	$—	$—

Fair Value Measurement on September 30, 2013
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,396,014	$—	$—

Share-Based Compensation

The Company accounts for share-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”) and ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes that cost recognized over the period during which an employee or non-employee director is required to provide service in exchange for the award.

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

Self-Insurance Reserves

Beginning January 1, 2014, the Company self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2014.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2014, the estimated liability for medical claims incurred but not reported was $106,000. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $169,000 as a current asset in the accompanying consolidated balance sheet.

New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances

In May 2014, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”.  The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward if such liability is to be settled by reducing an available tax carryforward in the event the uncertain tax position is disallowed.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, with early adoption permitted.  The adoption of ASU 2013-11 during the fourth quarter of fiscal year ending September 30, 2013 did not have a material impact on the Company’s consolidated financial statements.

4.  Net Income Per Share:

	For the Fiscal Year Ended September 30,
	2014	2013	2012
Numerator:
Net income	$200,268	$1,886,917	$2,978,994
Denominator:
Basic weighted average shares	16,927,879	16,753,068	16,641,895
Dilutive effect of share-based awards	221,227	102,786	5
Diluted weighted average shares	17,149,106	16,855,854	16,641,900

Net income per common share:
Basic	$0.01	$0.11	$0.18
Diluted	$0.01	$0.11	$0.18

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2014 and 2013, there were 687,168 and 824,834 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.  For fiscal years 2014, 2013 and 2012, 55,666, 445,472, and 806,200 options to purchase common stock, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5.  Unbilled Receivables:

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.  Unbilled receivables, net of progress payments and recorded an impairment for unbilled receivables of $3.7 million related to the Delta contract, were $7.4 million at September 30, 2014 (See Note 14. Commitments and Contingencies). Unbilled receivables, net of progress payments were $6.5 million at September 30, 2013.  The unbilled receivables recorded under the Delta contract were $3.7 million and $774,000 at September 30, 2014 and 2013, respectively.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $1.5 million, $444,000 and $8,000 during fiscal years ended September 30, 2014, 2013 and 2012, respectively.

6. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2014	2013

Prepaid insurance	$398,090	$350,913
Other	352,018	291,297
	$750,108	$642,210

7. Property and Equipment:

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2014	2013

Computer equipment	$2,292,548	$2,173,266
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,063,254	1,062,296
Manufacturing facility	5,728,437	5,631,001
Equipment	5,047,737	4,678,678
Land	1,021,245	1,021,245
	18,281,725	17,694,990
Less accumulated depreciation and amortization	(10,814,062)	(10,374,495)
	$7,467,663	$7,320,495

Depreciation related to property and equipment was approximately $0.6 million in fiscal year 2014, and $0.5 million in fiscal years 2013 and 2012.

8. Other Assets:

Other assets consist of the following:

	September 30,	September 30,
	2014	2013
Intangible assets, net of accumulated amortization of $499,837 and $495,037 at September 30, 2014 and September 30, 2013	$100,400	$105,200
Other non-current assets	10,448	116,333
	$110,848	$221,533

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in fiscal 2014, 2013 or 2012.

Total intangible amortization expense was approximately $5,000 in fiscal year 2014 and $0.1 million in each of fiscal years 2013 and 2012. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2014 include the security deposit and advance payment of the last month’s rent due under an operating lease for the property located at 180 Gordon Drive, Exton, PA. As of September 30, 2013, the other non-current assets consisted of advanced payments made to vendors to secure end-of-life purchases of materials that were not expected to be applied during the next twelve months.

9. Accrued Expenses:

Accrued expenses consist of the following:

	September 30,	September 30,
	2014	2013

Warranty	$777,599	$701,456
Salary, benefits and payroll taxes	787,277	679,325
Professional fees	431,612	393,570
Income taxes payable	185,151	337,993
Other, including losses on contracts	1,895,651	1,560,565
	$4,077,290	$3,672,909

Other accrued expense at September 30, 2014 includes $1.5 million of EDC program costs. Other accrued expense at September 30, 2013 includes $0.7 million related to an adverse judgment against the Company from a lawsuit by a former employee, (See Note 14. Commitments and Contingencies).

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

Warranty cost and accrual information for fiscal years ended September 30, 2014 and 2013:

	2014	2013
Warranty accrual as of October 1,	$701,456	$850,499
Accrued expense for fiscal year	265,362	(272)
Warranty cost incurred for fiscal year	(189,219)	(148,771)
Warranty accrual as of September 30,	$777,599	$701,456

11.  Income Taxes:

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2014	2013	2012

Current provision (benefit):
Federal	$614,729	$432,211	$46,792
State	363	(2,731)	(9,476)

Total current provision	615,092	429,480	37,316

Deferred (benefit) provision:
Federal	(857,049)	(255,154)	(2,435,049)
State	(41,665)	(54,484)	670

Total deferred (benefit) provision	(898,714)	(309,638)	(2,434,379)

Total current and deferred (benefit) provision	$(283,622)	$119,842	$(2,397,063)

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2014	2013	2012

U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	29.6%	(1.3)%	6.5%
Permanent items, principally Section 199 manufacturing deduction	123.9%	(2.9)%	(1.8)%
Research and development tax credits	190.4%	(27.4)%	(3.6)%
Valuation allowance	3.9%	(0.8)%	(433.5)%
Change in unrecognized tax benefits	(41.5)%	4.4%	(13.5)%
Effective income tax rate	340.3%	6.0%	(411.9)%

On January 1, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which retroactively reinstated and extended the Research and Development Tax Credit (“R&D Tax Credit”) from January 1, 2012 to December 31, 2013. Congress has not extended the R&D Tax Credit beyond December 31, 2013. The Company’s effective income tax rate in fiscal 2014 reflects an R&D Tax Credit for the three months ended December 31, 2013. The fiscal year 2013 effective income tax rate reflects the benefit of the retroactive application of the R&D Tax Credit for nine months from the fiscal year ended September 30, 2012, plus a full year benefit for the fiscal year ended September 30, 2013, as required by ASC Topic 740.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2014		2013
	Current	Non Current	Current	Non Current
Deferred tax assets:
Reserves and accruals	$2,880,747	$170,562	$1,657,601	$196,312
Research and development credit	396,276	208,384	349,195	548,952
NOL carryforwards - state	5,500	1,237,553	1,600	1,246,615
Stock options		630,160	—	714,040
Depreciation		(795,050)		(626,063)
Other		4,105	—	4,023
	3,282,523	1,455,714	2,008,396	2,083,879

Less: Valuation allowance	(37,300)	(1,398,007)	(5,717)	(1,432,881)

Total deferred tax assets	3,245,223	57,707	2,002,679	650,998

Deferred tax liabilities:
Depreciation	—	(132,999)	—	(132,202)
Other	—	—	—	—

Total deferred tax liabilities	—	(132,999)	—	(132,202)

Net deferred tax asset (liability)	$3,245,223	$(75,292)	$2,002,679	$518,796

At September 30, 2014, the Company had state NOL carryforwards of $21.2 million, which begin to expire in varying amounts after the fiscal year ending September 30, 2026.  In addition, the Company has federal R&D Tax Credit carryforwards of approximately $396,000, which begin to expire in varying amounts after fiscal year ending September 30, 2029, and state R&D Tax Credit carryforwards of $208,000 (net of federal impact), which begin to expire in varying amounts after the fiscal year ending September 30, 2023.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible.  ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets

At September 30, 2014 and 2013, the balance of the deferred tax valuation allowance relates principally to NOLs of certain state taxing jurisdictions.  The valuation allowance decreased by $3,000 and $16,000 for the years ended September 30, 2014 and 2013 respectively, primarily because of the partial reversal of state valuation allowances related to state NOLs and other deferred tax assets, based on forecasts of future taxable income.  If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is no longer more likely than not that a portion of these net deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2014	2013	2012
Balance at beginning of year	$492,000	$403,000	$491,000
Unrecognized tax benefits related to prior years	1,500	—	—
Unrecognized tax benefits related to current year	32,500	120,000	12,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	—	(31,000)	(100,000)

Balance at end of year	$526,000	$492,000	$403,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $526,000, $492,000 and $403,000 at September 30, 2014, 2013 and 2012, respectively.  It is not anticipated that the balance of unrecognized tax benefits at September 30, 2014 will change significantly over the next twelve months.  The balance of unrecognized tax benefits as reflected in the table above at September 30, 2014 and 2013 are recorded on the balance sheet as a reduction to deferred tax assets, except for approximately $10,000 which is included in Other Liabilities at September 30, 2014 and 2013, respectively.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company has accrued approximately $1,000 for the payment of interest, net of tax benefits, at September 30, 2014 and 2013, respectively. There is no accrual recorded for penalties.

For the fiscal year ended September 30, 2014, 2013 and 2012, the Company recognized expense (benefit) of $0, $(3,000) and $(8,000), respectively, for interest (net of federal impact) within income tax expense.

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

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adoptedin earlier years. The tangible property regulations will require the Company to make additional tax accounting method changes as of October 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its consolidated statements of income, or both.

12.  Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $163,000, $128,000 and $145,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

13.  Share-Based Compensation:

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $810,000, $912,000 and $645,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was ($253,000), ($33,000) and $(5,000) for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

The Company has three share-based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), each of which the shareholders approved.  The 1998 Plan expired on November 13, 2008.  The last awards under the Restricted Plan were made in 2010, and no further shares remain to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan allowed the granting of incentive and nonqualified stock options to employees, officers, directors and independent contractors, and consultants. No stock options were granted to independent contractors or consultants under this plan. Incentive stock options granted under the 1998 Plan have exercise prices that are at least equal to the fair value of the common stock on grant date. Nonqualified stock options granted under the plan have exercise prices that are less than, equal to or greater than the fair value of the common stock on the date of grant. The Company reserved 3,389,000 shares of common stock for awards under the plan.  On November 13, 2008, the 1998 Plan expired and no additional shares were granted under the 1998 Plan after that date.

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2014, 2013, and 2012 and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2011	387,800	$8.74	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(11,600)	12.65	—

Outstanding at September 30, 2012	376,200	$8.62	—
Granted	—	—	—
Exercised	(226,800)	4.63	174,112
Cancelled	(4,900)	11.42	—

Outstanding at September 30, 2013	144,500	$12.79	$—
Granted	—	—	—
Exercised	(12,000)	7.40	8,604
Cancelled	(70,500)	16.25	—

Outstanding at September 30, 2014	62,000	$9.91	$—
Vested	62,000	$9.91	$—
Options exercisable at September 30, 2014	62,000	$9.91	$—

In fiscal 2014 and 2013 and 2012, no options were granted under the 1998 Plan. Therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. 12,000 and 226,800 options under the 1998 Plan were exercised in fiscal 2014 and 2013, respectively.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding As of September 30, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2014	Weighted- Average Exercise Price

$ 0.00	-	$ 5.00	0	0.000	$—	0	$—
$ 5.01	-	$ 10.00	30,000	3.395	6.270	30,000	6.270
$ 10.01	-	$ 15.00	28,500	1.164	12.523	28,500	12.523
$ 15.01	-	$ 20.00	1,500	0.268	18.380	1,500	18.380
$ 20.01	-	$ 25.00	2,000	0.767	20.853	2,000	20.853
			62,000	2.209	$9.91	62,000	$9.91

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term.  Because no options were granted from the 1998 Plan in fiscal 2014, 2013 and 2012, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0, $34,000 and $67,000 for fiscal years ended September 30, 2014, 20113 and 2012, respectively.

At September 30, 2014, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2015.

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It provided for an annual award of non-vested stock having a fair market value of $40,000 at the close of business on October 1 of each year for all eligible non-employee directors. The stock awards vested and were issued in four quarterly installments during the fiscal year provided the director continued to serve on the board on the quarterly issue date. The last awards under the Restricted Plan were made in 2010, and no further shares remain to be awarded under this Plan.  However, the Company continued to make an annual grant of non-vested stock under the 2009 Plan.  There were no expenses associated with the grant of non-vested stock to non-employee directors under the Restricted Plan for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards (collectively referred to as “Awards”).  Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution,or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At September 30, 2014 there were 356,395 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for fiscal years ended September 30, 2014, 2013 and 2012, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2011	230,000	$5.11	$—
Granted	280,000	3.92	—
Exercised	—	—	—
Cancelled	(50,000)	4.50	—

Outstanding at September 30, 2012	460,000	$4.45	$—
Granted	250,000	4.06	—
Exercised	(27,999)	3.78	118,802
Cancelled	(1,667)	3.78	—

Outstanding at September 30, 2013	680,334	$3.32	3,153,696
Granted	—	—	—
Exercised	(44,666)	3.78	178,823
Cancelled	(10,500)	3.78	—

Outstanding at September 30, 2014	625,168	$3.28	$1,210,138
Vested and expected to vest	625,168	$3.28	$1,210,138
Options exercisable at September 30, 2014	345,167	$3.22	$690,369

The following table summarizes information about stock options under the 2009 Plan at September 30, 2014:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Outstanding As of September 30, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2014	Weighted- Average Exercise Price

$ 0.00	-	$ 5.00	625,168	7.7	$3.28	345,167	$3.22

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience and the expected turnover rate of the employees receiving the options. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures and is recognized ratably over the vesting term.

Below are the fair value assumptions used to record compensation expense, related to the 2009 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2014 (1)	2013	2012
Expected dividend rate	—	—	—
Expected volatility	—%	64.6%	71.1%
Weighted average risk-free interest rate	—%	1.0%	2.1%
Expected lives (years)	—	7.6	8.7

(1) The Company did not grant any options in fiscal 2014.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $660,000, $678,000 and $377,000 for fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

At September 30, 2014, unrecognized compensation expense of approximately $411,000, net of forfeitures, related to non-vested stock options under the 2009 Plan, is expected to be recognized over a period of approximately two years.

14.  Commitments and Contingencies:

Operating Leases

Rent expense under operating leases totaled $69,000, $39,000 and $30,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.  The purchase obligations on open purchase orders were $2.1 million, $3.8 million and $1.9 million as of September 30, 2014, 2013 and 2012, respectively.

Product Liability

The Company has product liability insurance of $50,000,000.  The Company has not experienced any material product liability claims.

Legal Proceedings

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims.  Except as set forth below with respect to the Delta matter, IS&S does not believe any such matters that are currently pending will have a material effect on its results of operations or financial position.

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on it’s fleet of approximately 182 MD88 and MD90 aircraft. On October 6, 2014 Delta sent the Company a cancellation notice citing alleged schedule delays and technical infeasibility. The Company believes that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract. The contract provides for non-binding mediation in the event of such disputes, and the Company has initiated the mediation process. The Company had $3.7 million of unbilled receivables and $0.2 million of inventory on the balance sheet relating to the Delta program at September 30, 2014, both of which are fully reserved. At this time, the outcome of the mediation and any potential subsequent negotiation with or litigation against Delta is not determinable.

On September 26, 2011, Farhad Daghigh, a former employee of the Company, filed a lawsuit against the Company in the Court of Common Pleas of Chester County (“the Court”) alleging breach of contract and violation of the Pennsylvania Wage Payment and Collection Law and claimed unpaid sales commissions, prejudgment interest, and liquidated damages totaling approximately $583,000 for the fiscal years ended 2007, 2008, 2009 and 2010, plus attorneys’ fees and costs. In June 2013, the Court found in favor of the plaintiff awarding him damages for breach of contract, violation of the Pennsylvania Wage Payment and Collection Law, prejudgment interest, and plaintiff’s reasonable attorneys’ fees.  The Company recorded an estimated total liability of $657,000, ( which includes the plaintiff’s estimated attorney’s fees), in selling, general and administrative expenses for the fiscal year ended September 30, 2013. The Company settled the matter with the plaintiff in December 2013.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secret and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer.  The case has not been resolved as of the date hereof.

15.  Related Party Transactions:

The Company incurred legal fees of $99,000, $45,000 and $110,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively with a law firm which is a shareholder of the Company.

For the years ended September 30, 2014, 2013 and 2012, respectively, the Company incurred service fees of $6,000, $4,000, and $2,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company’s Chairman and Chief Executive Officer.

16.  Quarterly Financial Data (unaudited):

Summarized quarterly results of operations of the Company for the years ended September 30, 2014 and September 30, 2013 are presented below:

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$11,105,811	$12,495,016	$10,575,976	$9,918,221
Cost of sales	7,325,375	8,709,891	7,413,849	7,059,709
Gross profit	3,780,436	3,785,125	3,162,127	2,858,512
Operating income (loss)	1,408,624	1,089,640	659,901	(3,301,032)
Net income (loss)	1,008,596	784,217	497,030	(2,089,575)

Net income (loss) per common share
Basic	$0.06	$0.05	$0.03	$(0.12)
Diluted	$0.06	$0.05	$0.03	$(0.12)

	Fiscal Year Ended September 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,536,734	$8,214,974	$8,778,254	$8,037,345
Cost of sales	3,496,482	4,263,580	5,332,798	5,849,877
Gross profit	3,040,252	3,951,394	3,445,456	2,187,468
Operating income	384,591	1,210,837	285,500	46,537
Net income	317,589	1,107,128	307,473	154,727

Net income per common share
Basic	$0.02	$0.07	$0.02	$0.01
Diluted	$0.02	$0.07	$0.02	$0.01

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period.  As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

17.  Business Segments:

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers, and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States.  During fiscal 2014, 2013 and 2012, IS&S derived 88%, 88% and 87%, respectively, of its total revenues from the sale of FPDS.  During fiscal 2014, 2013 and 2012, the Company derived 12%, 12% and 13%, respectively, of total revenues from the sale of air data systems related products.  During fiscal 2014, 2013 and 2012, the Company derived 32.9%, 26% and 26%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal years 2014, 2013 and 2012, net sales outside the United States amounted to $12.0 million, $4.8 million and $4.4 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components.  During fiscal 2014, 2013 and 2012, the Company derived 88%, 88% and 87%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.  Controls and procedures

(a)         An evaluation was performed under supervision and with participation of the Company’s management, including its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated by the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (1992),” issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of September 30, 2014, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions and Support, Inc.

We have audited the internal control over financial reporting of Innovative Solutions and Support, Inc. a Pennsylvania corporation and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2014, and our report dated December 15, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

December 15, 2014

PART III

Item 10.  Directors, executive officers and corporate governance.

This information (other than information relating to executive officers included in Part I Item 1.) will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement. IS&S has adopted a written code of business conduct and ethics, known as the Company’s code of conduct, which applies to all of its directors, officers, and employees, including its chief executive officer, its president, and its chief financial officer. The Company’s code of conduct is available on its Internet website, www.innovative-ss.com. The code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to the Company’s code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company’s Internet website promptly following the date of such amendment or waiver.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2014.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)

Equity compensation plans approved by security holders	687,168	$3.88	356,395

Equity compensation plans not approved by security holders	—	$—	—

The Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors.  In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.  The stock was awarded in four installments quarterly during the fiscal year provided the director was still serving on the board on the quarterly issue date.  The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan.  However, the Company continued to make an annual grant of restricted shares under the 2009 Plan.  Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. In the fiscal years ended September 30, 2014, 2013 and 2012, awards to the Company’s non-employee directors under the Plan were 12,890, 48,215 and 42,430 shares respectively.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Bylaws of IS&S. (7)
10.1	IS&S 1988 Incentive Stock Option Plan. (1) (3)
10.2	IS&S 1998 Stock Option Plan. (1) (4)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (10)

21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment to the IS&S 1998 Stock Option Plan. (1) (8)

101
101.INS	XBRL Instance Document (9)
101.SCH	XBRL Taxonomy Extension Scheme Document (9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (9)
101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document (9)
101.LAB.	XBRL Taxonomy Extension Label Linkbase Document (9)
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document (9)

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

Dated: December 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M HEDRICK	Chairman & Chief Executive Officer	December 15, 2014
Geoffrey S. M. Hedrick

/s/ SHAHRAM ASKARPOUR	President	December 15, 2014
Shahram Askarpour

/s/ RONALD C. ALBRECHT	Chief Financial Officer (Principal Accounting Officer)	December 15, 2014
Ronald C. Albrecht

/s/ GLEN R. BRESSNER	Director	December 15, 2014
Glen R. Bressner

/s/ WINSTON J. CHURCHILL	Director	December 15, 2014
Winston J. Churchill

/s/ ROBERT MIONIS	Director	December 15, 2014
Robert Mionis

/s/ ROBERT E. MITTELSTAEDT, JR.	Director	December 15, 2014
Robert E. Mittelstaedt, Jr.

/s/ ROBERT H. RAU	Director	December 15, 2014
Robert H. Rau