Form 10-Q
period 2014-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2015-02-17
CIK 836690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of January 30, 2015, there were 16,889,638 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$14,208,649	$15,214,584
Accounts receivable	4,558,471	4,419,863
Unbilled receivables, net	6,837,668	7,425,728
Inventories	5,276,149	5,470,786
Deferred income taxes	2,959,436	3,245,223
Prepaid expenses and other current assets	794,466	750,108
Total current assets	34,634,839	36,526,292
Property and equipment, net	7,367,469	7,467,663
Non-current deferred income taxes	774,764	57,707
Other assets	106,048	110,848
Total assets	$42,883,120	$44,162,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,670,668	$2,402,652
Accrued expenses	2,907,095	4,077,290
Deferred revenue	596,639	526,320
Total current liabilities	5,174,402	7,006,262
Non-current deferred income taxes	133,116	132,999
Other liabilities	11,814	11,725
Total liabilities	5,319,332	7,150,986

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2014 and September 30, 2014	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,736,089 and 18,714,449 issued at December 31, 2014 and September 30, 2014, respectively	18,736	18,715

Additional paid-in capital	50,910,168	50,697,497
Retained earnings	7,278,644	6,684,902
Treasury stock, at cost, 1,846,451 shares at December 31, 2014 and 1,756,807 at September 30, 2014	(20,643,760)	(20,389,590)

Total shareholders’ equity	37,563,788	37,011,524

Total liabilities and shareholders’ equity	$42,883,120	$44,162,510

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ending December 31,
	2014	2013
Net sales:
Product	$4,549,520	$7,738,614
Engineering development contracts	2,174,735	3,367,197
Total net sales	6,724,255	11,105,811

Cost of sales:
Product	2,241,553	3,798,857
Engineering development contracts	1,720,897	3,526,518
Total cost of sales	3,962,450	7,325,375

Gross profit	2,761,805	3,780,436

Operating expenses:
Research and development	654,999	626,921
Selling, general and administrative	1,940,491	1,744,891
Total operating expenses	2,595,490	2,371,812

Operating income	166,315	1,408,624

Interest income	5,885	10,467
Other income	10,822	5,666
Income before income taxes	183,022	1,424,757

Income tax expense (benefit)	(410,720)	416,161

Net income	$593,742	$1,008,596

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.03	$0.06

Weighted average shares outstanding:
Basic	16,955,726	16,888,086
Diluted	17,040,681	17,094,346

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593,742	$1,008,596
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	140,026	129,484
Share-based compensation expense:
Stock options	104,645	184,224
Stock awards	149,952	50,029
Tax adjustment from share-based compensation	(41,904)	(146,664)
Recovery of loss on unbilled receivables	(58,903)	—
(Gain) loss on disposal of property and equipment	(8,800)	—
Excess and obsolete inventory cost	27,186	25,000
Deferred income taxes	(431,153)	332,096
(Increase) decrease in:
Accounts receivable	(138,608)	(270,419)
Unbilled receivables	646,964	(775,268)
Inventories	167,450	(623,028)
Prepaid expenses and other current assets	(44,358)	128,936
Other non-current assets	—	(10,448)
Increase (decrease) in:
Accounts payable	(731,985)	(83,166)
Accrued expenses	(1,042,443)	124,502
Income taxes payable	(127,663)	(94,272)
Deferred revenue	70,319	(201,798)
Net cash (used in) operating activities	(725,533)	(222,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,032)	(336,572)
Proceeds from the sale of property and equipment	8,800	—
Net cash (used in) investing activities	(26,232)	(336,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(254,170)	—
Net cash (used in) financing activities	(254,170)	—

Net decrease in cash and cash equivalents	(1,005,935)	(558,768)
Cash and cash equivalents, beginning of year	15,214,584	16,386,207

Cash and cash equivalents, end of period	$14,208,649	$15,827,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$190,000	$325,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage-of-completion on EDC, recoverability of long-lived assets, stock-based compensation expense, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2014 and September 30, 2014 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight line basis over 39 years. Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded during the three months ended December 31, 2014 or 2013.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,396,193	$—	$—

Fair Value Measurement on September 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,397,547	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows. No impairment charges were recorded during the three months ended December 31, 2014 or 2013.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements. The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statement of income.

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

To the extent that an arrangement contains software components, which may include functional upgrades, that the Company sells on a standalone basis and which it has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables and products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”) under the percentage of completion method. To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EDC sales, and any functional upgrade and product elements in “product” sales on the accompanying consolidated statements of income.

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

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC services related to its products. The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all other contracts because these contracts are short-term in nature and meet the criteria in ASC Topic 605-35. Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

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

The Company reviews estimates of profit margins for contracts on a quarterly basis. The percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or to the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimate is made. Cumulative catch-up adjustments resulting from changes in estimates are disclosed in the notes to the consolidated financial statements of the Company.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At December 31, 2014, approximately 41% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D. EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three months ending December 31, 2014 and 2013, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Warranty

The Company offers warranties of various lengths. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs are higher than the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense. Although the Company maintains product quality programs and processes, its warranty obligations are affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2014. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2014 and September 30, 2014, the estimated liability for medical claims incurred but not reported was $108,000 and $106,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $293,000 and $169,000 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014 respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2014, three customers, Pilatus Aircraft Limited (“Pilatus”), the DoD, and Eclipse Aerospace, Inc. (“Eclipse”) accounted for 25%, 23% and 11% of net sales, respectively. For the three months ended December 31, 2013, four customers - the DoD, Pilatus, Eclipse and FedEx Corp. (“FedEx”) accounted for 22%, 13%, 12%and 11% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2014 the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2013 the Company had one supplier which accounted for greater than 10% of the Company’s total inventory related purchases.

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

The Company has allowances for doubtful accounts of $3.6 million and $3.7 million, related to the Delta contract, as of December 31, 2014 and September 30, 2014 respectively (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)” (“ASU 2014-15”). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”). ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

The Company does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $3.6 million and $3.7 million related to the Delta contract at December 31, 2014 and September 30, 2014 respectively, were $6.8 million and $7.4 million at December 31, 2014 and September 30, 2014, respectively.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates increased and decreased operating income by $366,000 and $183,000 for the three months ended December 31, 2014 and December 31, 2013 respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31	September 30,
	2014	2014
Raw materials	$4,136,195	$4,389,334
Work-in-process	906,727	905,529
Finished goods	233,227	175,923
	$5,276,149	$5,470,786

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31	September 30,
	2014	2014

Prepaid insurance	$562,470	$398,090

Other	231,996	352,018
	$794,466	$750,108

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2014	2014

Land	1,021,245	1,021,245
Computer equipment	2,298,073	2,292,548
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,063,254	1,063,254
Manufacturing facility	5,728,437	5,728,437
Equipment	5,061,569	5,047,737
	18,301,082	18,281,725
Less: accumulated depreciation and amortization	(10,933,613)	(10,814,062)
	$7,367,469	$7,467,663

Depreciation and amortization related to property and equipment was approximately $135,000 and $129,000 for the three months ended December 31, 2014 and 2013, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2014	2014
Intangible assets, net of accumulated amortization of $504,637 and $499,837 at December 31, 2014 and September 30, 2014	$95,600	$100,400
Other non-current assets	10,448	10,448
	$106,048	$110,848

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the three months ended December 31, 2014 and 2013.

Total amortization expense was approximately $5,000 and $0 for the three months ended December 31, 2014 and 2013, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2014	2014

Warranty	$818,005	$777,599
Salary, benefits and payroll taxes	352,742	787,277
Professional fees	421,475	431,612
Income taxes payable	57,399	185,151
Other, including losses on contracts	1,257,474	1,895,651
	$2,907,095	$4,077,290

Other accrued expense at December 31, 2014 and September 30, 2014 includes $1.0 and $1.5 million of EDC program costs respectively.

Warranty cost and accrual information for the three months ended December 31, 2014 is highlighted below:

Three Months Ending
December 31, 2014

Warranty accrual, beginning of period	$777,599
Accrued expense	91,387
Warranty cost	(50,981)
Warranty accrual, end of period	$818,005

3. Income Taxes

The income tax benefit for the three months ended December 31, 2014 was $411,000 compared to a tax expense of $416,000 for the three months ended December 31, 2013.

The effective tax rate for the three months ended December 31, 2014 was (224%).  The effective tax rate for the three months ended December 31, 2014 differs from the statutory rate primarily because of the retroactive extension of the Federal Research and Development Tax Credit (“R&D Tax Credit”) and the Domestic Production Activities Deduction (“DPAD”).  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.  In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended December 31, 2014.

The effective tax rate for the three months ended December 31, 2013 was 29%.  The effective tax benefit rate for the three months ended December 31, 2013 differs from the statutory rate primarily because of the favorable impact of the federal R&D Tax Credit and the Domestic Production Activities Deduction.  The annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

At December 31, 2014, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014.  However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the three months ended December 31, 2014.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2014, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $255,000 and $234,000 for the three months ended December 31, 2014 and 2013, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($42,000) and ($147,000) for the three months ended December 31, 2014 and 2013, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the three months ended December 31, 2014 and 2013.

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

There was no compensation expense under the Restricted Plan for the three months ended December 31, 2014 and 2013.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2014, there were 332,190 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the valuation date and the timing of the issuance of the awards of non-vested shares of common stock to each eligible non-employee director as described under the 2003 Restricted Stock Plan shown above.  Effective January 1, 2015, the awards will have a fair market value of $40,000 at the close of business on the first business day after January 1 of each calendar year and will be issued on December 31 of that year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $105,000 and $184,000 for the three months ended December 31, 2014 and 2013. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $150,000 and $50,000 for the three months ended December 31, 2014 and 2013. Total compensation expense associated with the 2009 Plan was $255,000 and $234,000 for the three months ended December 31, 2014 and 2013.

Stock repurchase program

On April 17, 2014, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013), which allows the Company to acquire up to 250,000 shares of its outstanding common stock until     May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the three months ended December 31, 2014, the Company purchased 89,644 shares of common stock.  The cost of the shares purchased in the three months ended December 31, 2014 was $254,170 at an average cost per share of $2.84.  As of December 31, 2014, the number of shares that may yet be purchased under the current share repurchase program was 160,356 shares.

5. Earnings Per Share

	Three months ended December 31,
	2014	2013
Numerator:
Net income	$593,742	$1,008,596
Denominator:
Basic weighted average shares	16,955,726	16,888,086
Dilutive effect of share-based awards	84,955	206,260
Diluted weighted average shares	17,040,681	17,094,346

Earnings per common share:
Basic EPS	$0.04	$0.06
Diluted EPS	$0.03	$0.06

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”).  Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2014 and 2013, there were 682,668 and 779,834 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2014 and 2013, respectively, 404,380 and 84,598 diluted weighted average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft. On October 6, 2014 Delta sent the Company a cancellation notice citing alleged schedule delays and technical infeasibility. The Company believes that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract. The contract provides for non-binding mediation in the event of such disputes, and the Company has initiated the mediation process. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on the balance sheet relating to the Delta program at December 31, 2014, both of which are fully reserved. At this time, the outcome of the mediation and any potential subsequent negotiation with or litigation against Delta is not determinable.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secrets and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date of the filing of this Form 10-Q.

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties, and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties, and other factors include those set forth in Item 1A (Risk Factors) of Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on December 15, 2014 and the following factors:

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

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the CIP product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years.   The Company has also incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, in its FPDS product line.

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

IS&S sells to both the OEM and retrofit market. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers and foreign militaries.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

Cost of sales related to engineering development contracts (“EDC”) is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the payment from customers under such contracts accounted for as a sale in accordance with the percentage-of-completion method of accounting.  Company funded research and development (“R&D”) expenditure relates to internally-funded efforts towards the development of new products and the improvement of existing products, and these costs are expensed as incurred. The Company intends to continue investing in the development of new products that complement current product offerings and will continue to expense associated R&D costs as they are incurred.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2014. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2014 as set forth herein.

INCOME STATEMENTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2014 AND 2013

The following table sets forth the income statement data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ending December 31,
	2014	2013
Net sales:
Product	67.7%	69.7%
Engineering development contracts	32.3%	30.3%
Total net sales	100.0%	100.0%

Cost of sales:
Product	33.3%	34.2%
Engineering development contracts	25.6%	31.8%
Total cost of sales	58.9%	66.0%

Gross profit	41.1%	34.0%

Operating expenses:
Research and development	9.7%	5.6%
Selling, general and administrative	28.9%	15.7%
Total operating expenses	38.6%	21.3%

Operating income	2.5%	12.7%

Interest income	0.1%	0.1%
Other income	0.1%	0.1%
Income before income taxes	2.7%	12.9%

Income tax expense (benefit)	(6.1)%	3.7%

Net income	8.8%	9.2%

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Net sales. Net sales were $6.7 million for the three months ended December 31, 2014 compared to $11.1 million for the three months ended December 31, 2013, a decrease of 40%.  Product sales decreased $3.2 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, and EDC sales decreased $1.2 million from the same period in the prior year.  Product sales decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors. The decrease in EDC sales was primarily the result of less revenue being recognized from decreased activity on EDC projects awarded in prior years and the purported termination of the Delta contract.  EDC sales recognized under the Delta contract were ($0.1) million and $0.5 million for the three months ended December 31, 2014 and 2013 respectively.  For the three months ended December 31, 2014 and 2013, the Company recognized equal amounts of sales and cost of $0 and $2.9 million, respectively, related to certain EDC programs which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales decreased $3.3 million or 45%, to $4.0 million, or 59% of net sales, in the three months ended December 31, 2014 compared to $7.3 million, or 66% of net sales, in the three months ended December 31, 2013. The decrease in cost of sales was the result of a decrease in product and EDC sales volume for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in margin recognition from a zero margin approach and/or estimated costs to complete certain contracts may result in a recording of cumulative catch-up adjustments in margins and/or costs on such contracts. For the three months ended December 31, 2014, net EDC margins were increased by cumulative catch-up adjustments totaling $366,000, compared to net reductions of $183,000 for the three months ended December 31, 2013.  The increased net EDC margins in the current quarter were mainly the result of the receipt of higher margin EDC modifications.  The Company’s overall gross margin increased to 41% from 34% because of recognition of margin on certain EDC programs which caused gross margin for overall EDC sales to increase from (5%) for the three months ending December 31, 2013 to 21% for the three months ending December 31, 2014.

Research and development. R&D expense increased $0.1 million, or 17%, to $0.7 million, or 10% of net sales, in the three months ended December 31, 2014 from $0.6 million, or 6% of net sales, in the three months ended December 31, 2013.  The increase in R&D expense resulted primarily from a higher proportion of the efforts focused upon internal R&D related projects over EDC programs, whose costs are reflected in cost of sales.

Selling, general, and administrative. Selling, general and administrative expense increased by $0.2 million to $1.9 million in the three months ended December 31, 2014 from $1.7 million in the three months ended December 31, 2013.  The increase in selling, general, and administrative expense in the quarter was primarily the result of sales commissions and increased travel.  As a percentage of net sales, selling, general and administrative expenses increased to 29% of net sales in the three months ended December 31, 2014 from 16% of net sales in the three months ended December 31, 2013.

Interest income. Interest income decreased to $6,000 in the three months ended December 31, 2014 from $10,000 in the three months ended December 31, 2013, mainly a result of lower cash balances as of December 31, 2014.

Other income. Other income was $11,000 in the three months ended December 31, 2014 compared to $6,000 in the three months ended December 31, 2013.  The increase was primarily the result of higher royalties earned in the quarter ended December 31, 2014 compared to the prior year period.

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

The income tax benefit for the three months ended December 31, 2014 was $411,000 compared to tax expense of $416,000 for the three months ended December 31, 2013.  The effective tax rate for the three months ended December 31, 2014 was (224%).  The effective tax rate for the three months ended December 31, 2014 differs from the statutory rate primarily because of the retroactive extension of the Federal Research and Development Tax Credit (“R&D Tax Credit”) and the Domestic Production Activities Deduction (“DPAD”).  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended December 31, 2014.

The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

The effective tax rate for the three months ended December 31, 2013 was 29%.  The effective tax benefit rate for the three months ended December 31, 2013 differs from the statutory rate primarily because of the favorable impact of the federal R&D Tax Credit and the Domestic Production Activities Deduction.  The annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

Net income.  As a result of the factors described above, the Company reported net income for the three months ended December 31, 2014 of $0.6 million compared to net income of $1.0 million for the three months ended December 31, 2013.  On a diluted basis, income per share was $0.03 for the three months ended December 31, 2014 compared to income per share of $0.06 for the three months ended December 31, 2013.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2014	2014
Cash and cash equivalents	$14,208,649	$15,214,584
Accounts receivable	4,558,471	4,419,863
Current assets	34,634,839	36,526,292
Current liabilities	5,174,402	7,006,262
Deferred revenue	596,639	526,320
Total debt and other non-current liabilities (1)	144,930	144,724
Quick ratio (2)	3.63	2.80
Current ratio (3)	6.69	5.21

	Three Months Ending December 31,
	2014	2013
Cash flow activites:
Net cash (used in) operating activites	$(725,533)	$(222,196)
Net cash (used in) investing activites	(26,232)	(336,572)
Net cash (used in) financing activites	(254,170)	—

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

Operating activities

The Company used cash in operating activities of $0.7 million and $0.2 million for the three month periods ended December 31, 2014 and December 31, 2013 respectively.  The cash used in operating activities during the three months ended December 31, 2014 mainly funded a reduction in accrued expenses and accounts payable of $1.8 million and was offset by a reduction of unbilled receivables of $0.6 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable contract terms of EDCs.

The cash used of $0.2 million for operating activities during the three months ended December 31, 2013 resulted primarily from an increase in unbilled receivables of $0.8 million.

Investing activities

Cash used in investing activities was $0 and $0.3 million for the three months ended December 31, 2014 and 2013, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $0.3 million for the three months ended December 31, 2014 and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

There were no cash flows related to financing activities for the three months ended December 31, 2013.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will continue in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, IS&S may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If insufficient funds are available, the Company may not be able to introduce new products or compete effectively.

Backlog

Backlog activity for the three months ended December 31, 2014 (in thousands):

Three Months Ending
December 31, 2014

Backlog, beginning of period	$8,417
Bookings, net	4,142
Recognized in revenue	(6,724)
Backlog, end of period	$5,835

At December 31, 2014 and September 30, 2014, the Company’s backlog was $5.8 million and $8.4 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $2.6 million decrease in backlog was the result of $4.1 million in new business orders, offset by $6.7 million of sales recognized for the three months ended December 31, 2014.  Backlog includes a large contract with Pilatus but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At December 31, 2014, approximately 72% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ended December 31, 2014 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $33,000 with a resulting impact on cash flows of approximately $33,000 for the three months ended December 31, 2014.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of December 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft. On October 6, 2014 Delta sent the Company a cancellation notice citing alleged schedule delays and technical infeasibility. The Company believes that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract. The contract provides for non-binding mediation in the event of such disputes, and the Company has initiated the mediation process. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on the balance sheet relating to the Delta program at December 31, 2014, both of which are fully reserved. At this time, the outcome of the mediation and any potential subsequent negotiation with or litigation against Delta is not determinable.

On January 17, 2007 the Company filed suit in the Court of Common Pleas for Delaware County, Pennsylvania against Strathman Associates, a former software consultant for IS&S, alleging that Strathman had improperly used IS&S trade secrets and proprietary information in assisting J2 and Kollsman in developing the J2/Kollsman Air Data Computer. The case has not been resolved as of the date hereof.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning the Company’s repurchases of shares of common stock during the quarter ended December 31, 2014 pursuant to the Company’s stock repurchase program.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Program
October 31, 2014	—	—	—	250,000
November 30, 2014	—	—	—	250,000
December 31, 2014	89,644	2.82	89,644	160,356
	89.644	$2.82	89,644

See Note 4 to the Company’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of the Company’s stock repurchase program.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 17, 2015	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER