Form 10-Q
period 2015-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2015-05-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 16,889,638 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,568,221	$15,214,584
Accounts receivable	3,390,952	4,419,863
Unbilled receivables, net	5,859,955	7,425,728
Inventories	4,619,241	5,470,786
Deferred income taxes	2,871,417	3,245,223
Prepaid expenses and other current assets	875,890	750,108

Total current assets	33,185,676	36,526,292

Property and equipment, net	7,363,487	7,467,663
Non-current deferred income taxes	1,007,361	57,707
Other assets	170,248	110,848

Total assets	$41,726,772	$44,162,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,039,583	$2,402,652
Accrued expenses	2,491,242	4,077,290
Deferred revenue	760,847	526,320

Total current liabilities	4,291,672	7,006,262

Non-current deferred income taxes	133,233	132,999
Other liabilities	11,902	11,725

Total liabilities	4,436,807	7,150,986

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2015 and September 30, 2014	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,736,089 and 18,714,449 issued at March 31, 2015 and September 30, 2014, respectively	18,736	18,715

Additional paid-in capital	51,000,436	50,697,497
Retained earnings	6,914,553	6,684,902
Treasury stock, at cost, 1,846,451 shares at March 31, 2015 and 1,756,807 at September 30, 2014	(20,643,760)	(20,389,590)

Total shareholders’ equity	37,289,965	37,011,524

Total liabilities and shareholders’ equity	$41,726,772	$44,162,510

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales:
Product	$3,487,933	$8,060,217	$8,037,453	$15,798,831
Engineering development contracts	1,798,117	4,434,799	3,972,853	7,801,996
Total net sales	5,286,050	12,495,016	12,010,306	23,600,827

Cost of sales:
Product	2,376,434	3,880,669	4,617,987	7,679,526
Engineering development contracts	1,326,220	4,829,222	3,047,118	8,355,740
Total cost of sales	3,702,654	8,709,891	7,665,105	16,035,266

Gross profit	1,583,396	3,785,125	4,345,201	7,565,561

Operating expenses:
Research and development	647,473	660,876	1,302,472	1,287,797
Selling, general and administrative	1,573,888	2,034,609	3,514,379	3,779,500
Total operating expenses	2,221,361	2,695,485	4,816,851	5,067,297

Operating income (loss)	(637,965)	1,089,640	(471,650)	2,498,264

Interest income	6,013	5,299	11,898	10,965
Other income	9,407	8,901	20,229	19,368
Income (loss) before income taxes	(622,545)	1,103,840	(439,523)	2,528,597

Income tax expense (benefit)	(258,454)	319,623	(669,174)	735,784

Net income (loss)	$(364,091)	$784,217	$229,651	$1,792,813

Net income (loss) per common share:
Basic	$(0.02)	$0.05	$0.01	$0.11
Diluted	$(0.02)	$0.05	$0.01	$0.10

Weighted average shares outstanding:
Basic	16,925,028	16,915,823	16,940,377	16,901,955
Diluted	16,925,028	17,152,678	17,043,735	17,123,512

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229,651	$1,792,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	287,874	273,595
Share-based compensation expense:
Stock options	200,230	339,565
Stock awards	149,952	100,042
Tax adjustment from share-based compensation	(47,221)	(159,259)
Recovery of loss on unbilled receivables	(62,159)	—
(Gain) loss on disposal of property and equipment	(15,723)	—
Excess and obsolete inventory cost	217,832	25,553
Deferred income taxes	(575,614)	578,839
(Increase) decrease in:
Accounts receivable	1,028,911	(2,383,789)
Unbilled receivables, net	1,627,931	(1,720,900)
Inventories	633,713	(1,053,414)
Prepaid expenses and other current assets	(74,417)	(22,247)
Other non-current assets	(71,800)	(10,447)
Increase (decrease) in:
Accounts payable	(1,363,070)	1,296,522
Accrued expenses	(1,400,897)	589,503
Income taxes payable	(236,339)	(293,796)
Deferred revenue	234,527	(159,807)
Net cash provided by (used in) operating activities	763,381	(807,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(171,474)	(525,767)
Proceeds from the sale of property and equipment	15,900	—
Net cash (used in) investing activities	(155,574)	(525,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	(254,170)	—
Proceeds from exercise of stock options	—	231,128
Net cash (used in) provided by financing activities	(254,170)	231,128

Net increase (decrease) in cash and cash equivalents	353,637	(1,101,866)
Cash and cash equivalents, beginning of year	15,214,584	16,386,207

Cash and cash equivalents, end of period	$15,568,221	$15,284,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$190,000	$610,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2015 and September 30, 2014 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded during the six months ended March 31, 2015 or 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,906,809	$—	$—

Fair Value Measurement on September 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,397,547	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2015 or 2014.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statements of operations.

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables and products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”) under the percentage of completion method. To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales, and any functional upgrade and product elements in “product” sales on the accompanying consolidated statements of operations.

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

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonable and reliably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all other contracts because these contracts are short-term in nature and meet the criteria set forth in ASC Topic 605-35.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method (for development effort).

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating losses (“NOL”) and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income or loss for the interim period.  Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter.  The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At March 31, 2015, approximately 37% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

Treasury Stock

Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings. When treasury shares are retired and returned to authorized but unissued status, the carrying value in excess of par is allocated to additional paid-in capital and retained earnings on a pro rata basis.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and six months ended March 31, 2015 and 2014, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2015. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2015 and September 30, 2014, the estimated liability for medical claims incurred but not reported was $78,000 and $106,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $361,000 and $169,000 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2015, four customers, Pilatus Aircraft Limited (“Pilatus”), Eclipse Aerospace, Inc. (“Eclipse”), iAccess Technologies, Inc. (“iAccess”), and Icelandair, Inc. accounted for 33%, 22%, 12% and 10% of net sales, respectively.  During the six months ended March 31, 2015, four customers, Pilatus, Eclipse, the DoD, and iAccess accounted for 28%, 16%, 14% and 11% of net sales, respectively.

For the three months ended March 31, 2014, three customers, Pilatus, FedEx Corp. (“FedEx”), and Kanematsu Aerospace Corp., accounted for 19%, 11% and 10% of net sales, respectively.  During the six months ended March 31, 2014, four customers, Pilatus, the DoD, FedEx and Eclipse accounted for 16%, 13%, 11% and 10% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2015, the Company had three and two suppliers respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and six months ended March 31, 2014, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The Company has allowances for doubtful accounts of $3.6 million and $3.7 million, related to the Delta contract, as of March 31, 2015 and September 30, 2014 respectively (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”).  ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The FASB has recently issued an Exposure Draft of a proposed ASU that would delay by one year the effective date of this standard. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

The Company does not believe that recently issued, but not yet effective, accounting standards listed above will have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $3.6 million and $3.7 million related to the Delta contract at March 31, 2015 and September 30, 2014 respectively, were $5.9 million and $7.4 million at March 31, 2015 and September 30, 2014, respectively.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $354,000 and $720,000 for the three and six months ended March 31, 2015 respectively.  Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $443,000 and $614,000 for the three and six months ended March 31, 2014 respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2015	2014

Raw materials	$3,766,723	$4,389,334
Work-in-process	658,153	905,529
Finished goods	194,365	175,923
	$4,619,241	$5,470,786

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2015	2014

Prepaid insurance	$613,418	$398,090
Other	262,472	352,018
	$875,890	$750,108

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2015	2014

Land	$1,021,245	$1,021,245
Computer equipment	2,302,497	2,292,548
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,063,253	1,063,254
Manufacturing facility	5,733,313	5,728,437
Equipment	5,178,275	5,047,737
	18,427,087	18,281,725
Less: accumulated depreciation and amortization	(11,063,600)	(10,814,062)
	$7,363,487	$7,467,663

Depreciation and amortization related to property and equipment was approximately $140,000 and $144,000 for the three months ended March 31, 2015 and 2014, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $275,000 and $274,000 for the six months ended March 31, 2015 and 2014, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2015	2014
Intangible assets, net of accumulated amortization of $512,237 and $499,837 at March 31, 2015 and September 30, 2014	$88,000	$100,400
Other non-current assets	82,248	10,448
	$170,248	$110,848

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the six months ended March 31, 2015 and 2014.

Total amortization expense was approximately $8,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. Total amortization expense was approximately $12,000 and $0 for the six months ended March 31, 2015 and 2014, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2015	2014

Warranty	$826,136	$777,599
Salary, benefits and payroll taxes	499,687	787,277
Professional fees	203,040	431,612
Income taxes payable	—	185,151
Other, including losses on contracts	962,379	1,895,651
	$2,491,242	$4,077,290

Other accrued expense at March 31, 2015 and September 30, 2014 includes $0.7 and $1.5 million of EDC program costs, respectively.

Warranty cost and accrual information for the three and six months ended March 31, 2015 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2015	March 31, 2015

Warranty accrual, beginning of period	$818,006	$777,599
Accrued expense	41,056	132,444
Warranty cost	(32,926)	(83,907)
Warranty accrual, end of period	$826,136	$826,136

3. Income Taxes

The income tax benefit for the three and six months ended March 31, 2015 was $258,000 and $669,000, respectively, compared to a tax expense of $320,000 and $736,000 for the three and six months ended March 31, 2014, respectively.

The effective tax rate for the three months ended March 31, 2015 was (42%).  The effective tax rate for the three months ended March 31, 2015 differs from the statutory rate primarily because of the favorable impact of the Federal Research and Development Tax Credit (“R&D Tax Credit”).  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

The effective tax rate for the three months ended March 31, 2014 was 29%.  The effective tax rate for the three months ended March 31, 2014 differs from the statutory rate primarily because of the R&D Tax Credit and the Domestic Production Activities Deduction (“DPAD”).  The 2014 fiscal year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the six months ended March 31, 2015 was (152%).  The effective tax rate for the six months ended March 31, 2015 differs from the statutory rate primarily because of the retroactive extension of the R&D Tax Credit.  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.  In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the six months ended March 31, 2015.

The effective tax rate for the six months ended March 31, 2014 was 29%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2014 primarily because of the R&D Tax Credit and the DPAD.

At March 31, 2015, the balance of the deferred tax valuation allowance relates principally to NOL of certain state taxing jurisdictions.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability in certain jurisdictions to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods. The Company believes that its estimate of future taxable income is inherently uncertain, and, therefore, further adjustments to the valuation allowance are possible.

On September 13, 2014, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014.  However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the six months ended March 31, 2015.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2015, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $146,000 and $205,000 for the three months ended March 31, 2015 and 2014, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($5,000) and ($13,000) for the three months ended March 31, 2015 and 2014, respectively.

Total share-based compensation expense was approximately $350,000 and $440,000 for the six months ended March 31, 2015 and 2014, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($47,000) and ($159,000) for the six months ended March 31, 2015 and 2014, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the six months ended March 31, 2015 and 2014.

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

There was no compensation expense under the Restricted Plan for the six months ended March 31, 2015 and 2014.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2015, there were 332,190 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the valuation date and the timing of the issuance of the awards of non-vested shares of common stock to each eligible non-employee director under the 2009 Plan.  Effective January 1, 2015, the awards had a fair market value of $40,000 each at the close of business on the first business day after January 1 of each calendar year and will be issued on December 31 of that year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $96,000 and $155,000 for the three months ended March 31, 2015 and 2014, respectively; and $200,000 and $340,000 for the six months ended March 31, 2015 and 2014, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $0 and $50,000 for the three months ended March 31, 2015 and 2014, respectively; and $150,000 and $100,000 for the six months ended March 31, 2015 and 2014, respectively.  Total compensation expense associated with the 2009 Plan was $96,000 and $205,000 for the three months ended March 31, 2015 and 2014, respectively; and $350,000 and $440,000 for the six months ended March 31, 2015 and 2014, respectively.

Stock repurchase program

On April 17, 2014, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013), which allows the Company to acquire up to 250,000 shares of its outstanding common stock until May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the six months ended March 31, 2015, the Company purchased 89,644 shares of common stock.  The cost of the shares purchased in the six months ended March 31, 2015 was $254,170 at an average cost per share of $2.84.  As of March 31, 2015, the number of shares that may yet be purchased under the current share repurchase program was 160,356 shares.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(364,091)	$784,217	$229,651	$1,792,813
Denominator:
Basic weighted average shares	16,925,028	16,915,823	16,940,377	16,901,955
Dilutive effect of share-based awards	—	236,855	103,358	221,557
Diluted weighted average shares	16,925,028	17,152,678	17,043,735	17,123,512

Earnings per common share:
Basic EPS	$(0.02)	$0.05	$0.01	$0.11
Diluted EPS	$(0.02)	$0.05	$0.01	$0.10

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2015 and 2014, there were 671,168 and 719,668 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2015 and 2014, respectively, 671,168 and 57,500 diluted weighted average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2015 and 2014, respectively, 402,774 and 71,049 diluted weighted average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft.  The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015.  The mediation session did not resolve the dispute.  On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract.  The Company has alleged that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract.  On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing.  The parties are entering into discovery and the outcome of the litigation is not determinable at this time.  The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on the balance sheet relating to the Delta program at March 31, 2015, both of which are fully reserved.

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

•                  the loss of, or a dispute or litigation with, any of our key customers;

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

More recently, the Company has developed an FMS that combines the savings long associated with in flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets.  The Company believes that the FMS coupled with its FPDS product line is well suited to address market demand driven by further regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS and FPDS product line (equipped with a SBAS/WAAS/LPV enabled navigator) will be qualified to land at such airports and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”) and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft.  In addition, the Company offers an innovative ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit.  This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2014. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six month periods ending March 31, 2015 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2015 AND 2014

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales:
Product	66.0%	64.5%	66.9%	66.9%
Engineering development contracts	34.0%	35.5%	33.1%	33.1%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	45.0%	31.0%	38.5%	32.5%
Engineering development contracts	25.1%	38.6%	25.3%	35.4%
Total cost of sales	70.0%	69.6%	63.8%	67.9%

Gross profit	30.0%	30.4%	36.2%	32.1%

Operating expenses:
Research and development	12.2%	5.3%	10.8%	5.5%
Selling, general and administrative	29.8%	16.3%	29.3%	16.0%
Total operating expenses	42.0%	21.6%	40.1%	21.5%

Operating income (loss)	(12.1)%	8.8%	(3.9)%	10.6%

Interest income	0.1%	0.0%	0.1%	0.0%
Other income	0.1%	0.1%	0.2%	0.1%
Income (loss) before income taxes	(11.9)%	8.9%	(3.5)%	10.7%

Income tax expense (benefit)	(4.9)%	2.6%	(5.6)%	3.1%

Net income (loss)	(7.0)%	6.3%	2.1%	7.6%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales. Net sales were $5.3 million for the three months ended March 31, 2015 compared to $12.5 million for the three months ended March 31, 2014, a decrease of 58%.  Product sales decreased $4.6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and EDC sales decreased $2.6 million from the same period in the prior year.  Product sales decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years and the purported termination of the Delta contract.  EDC sales recognized under the Delta contract were $0 and $0.9 million for the three months ended March 31, 2015 and 2014 respectively.  For the three months ended March 31, 2015 and 2014, the Company recognized equal amounts of sales and cost of $0 and $4.2 million, respectively, related to certain EDC programs which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales decreased $5.0 million, or 57%, to $3.7 million, or 70% of net sales, in the three months ended March 31, 2015, compared to $8.7 million, or 70% of net sales, in the three months ended March 31, 2014. The decrease in cost of sales was the result of a decrease in product and EDC sales volume for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The Company’s overall gross margin was 30% for each of the quarters ended March 31, 2015 and 2014.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in margin recognition from a zero margin approach and estimated costs to complete certain contracts have and may in the future result in a recording of cumulative catch-up adjustments in margins and costs on such contracts. For the three months ended March 31, 2015 and 2014, EDC margins were increased and decreased by $354,000 and $443,000, respectively, from net cumulative catch-up adjustments.  The increased EDC margins in the current quarter were mainly the result of the receipt of higher margin EDC modifications.  As a result, gross margins for EDC sales increased from (9%) for the three months ended March 31, 2014 to 26% for the three months ended March 31, 2015.  The improvement in EDC sales gross margin was offset by lower product gross margin mainly the result of higher material costs.

Research and development. R&D expense was consistent at $0.6 million for each of the three month periods ended March 31, 2015 and 2014 which represented 12% and 5% of net sales, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense, and lower sales volumes.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.4 million to $1.6 million in the three months ended March 31, 2015 from $2.0 million in the three months ended March 31, 2014.  The decrease in selling, general, and administrative expense in the quarter was primarily the result of lower professional fees, sales commissions and personnel costs, partially offset by higher legal fees mainly related to the purported termination of the Delta contract.  As a percentage of net sales, selling, general and administrative expenses increased to 30% of net sales in the three months ended March 31, 2015 from 16% of net sales in the three months ended March 31, 2014, which is reflective of the lower sales volumes.

Interest income. Interest income increased to $6,000 in the three months ended March 31, 2015 from $5,000 in the three months ended March 31, 2014, mainly a result of higher average cash balances as of March 31, 2015.

Other income. Other income was $9,000 in the three months ended March 31, 2015 and the three months ended March 31, 2014.  Other income is mainly composed of royalties earned during each of the quarters ended March 31, 2015 and March 31, 2014.

Income tax expense (benefit). At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate, which is applied to year-to-date income or loss to compute income tax expense exclusive of discrete items. Tax items discrete to a specific quarter are included in income tax expense for that quarter. As a result, the estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.

The income tax benefit for the three months ended March 31, 2015 was $258,000 compared to tax expense of $320,000 for the three months ended March 31, 2014.  The effective tax rate for the three months ended March 31, 2015 was (42%).  The effective tax rate for the three months ended March 31, 2015 differs from the statutory rate primarily because of the retroactive extension of the Federal Research and Development Tax Credit (“R&D Tax Credit”).

The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

The effective tax rate for the three months ended March 31, 2014 was 29%.  The effective tax rate for the three months ended March 31, 2014 differs from the statutory rate primarily because of the favorable impact of the R&D Tax Credit and the Domestic Production Activities Deduction (“DPAD”).  The 2014 fiscal year estimated annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

Net income (loss).  The Company reported a net loss for the three months ended March 31, 2015 of ($0.4) million compared to net income of $0.8 million for the three months ended March 31, 2014.  On a diluted basis, the loss per share was ($0.02) for the three months ended March 31, 2015 compared to income per share of $0.05 for the three months ended March 31, 2014.

Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014

Net sales. Net sales were $12.0 million for the six months ended March 31, 2015, a decrease of 49% from $23.6 million in the six months ended March 31, 2014. For the six months ended March 31, 2015, product sales decreased $7.8 million and EDC sales decreased $3.8 million compared to the same period in the prior year.  The decrease in product sales resulted primarily from decreased shipments of displays for retrofit programs to the DoD, military subcontractors, and commercial transport customers. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years and the purported termination of the Delta contract.  EDC sales recognized under the Delta contract were ($0.1) million and $1.4 million for the six months ended March 31, 2015 and 2014 respectively.  For the six months ended March 31, 2015 and 2014, the Company recognized equal amounts of sales and cost of $0 and $7.4 million, respectively, related to certain EDC for which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $7.7 million, or 64% of net sales, in the six months ended March 31, 2015 compared to $16.0 million, or 68% of net sales, in the same period in the prior year.  The decrease was primarily the result of the decrease in product and EDC sales volume for the six months ended March 31, 2015 compared to the six months ended March 31, 2014.  The Company’s overall gross margin was 36% and 32% for the six months ended March 31, 2015 and 2014, respectively.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts have and may in the future result in a recording of a cumulative catch-up adjustment in costs on such contracts.  For the six months ended March 31, 2015 and 2014, EDC margins were increased and decreased by $720,000 and $614,000, respectively, from net cumulative catch-up adjustments.  The increased EDC margins in the current period were mainly the result of the receipt of higher margin EDC modifications.  As a result, gross margins for EDC sales increased from (7%) for the six months ended March 31, 2014 to 23% for the six months ended March 31, 2015.  The improvement in EDC sales gross margin was offset by lower product gross margin mainly the result of higher material costs.

Research and development. R&D expenses were $1.3 million each for the six months ended March 31, 2015 and March 31, 2014.  R&D expense increased to 11% of net sales in the six months ended March 31, 2015 from 6% of net sales in the same period a year ago.  The increase in R&D expense in the six months ended March 31, 2015, as a percentage of net sales, was primarily the result of lower sales volumes and a higher proportion of engineering hours incurred on internal R&D projects to hours incurred on EDC related projects, which are recorded as cost of sales rather than as R&D expense.

Selling, general, and administrative. Selling, general and administrative expenses were $3.5 million and $3.8 million in the six months ended March 31, 2015 and 2014, respectively.  However, as a percentage of net sales, selling, general and administrative expenses increased to 29% of net sales in the six months ended March 31, 2015 from 16% of net sales in the six months ended March 31, 2014, reflecting lower sales volumes and higher legal fees mainly related to the purported termination of the Delta contract.

Interest income. Interest income was $12,000 in the six months ended March 31, 2015 compared to $11,000 in the six months ended March 31, 2014.  The increase in interest income was primarily because of higher cash balances during the six months ended March 31, 2015 compared to the same prior year period.

Other income. Other income for the six month periods ended March 31, 2015 and 2014 was $20,000 and $19,000, respectively.  The increase in other income was primarily a result of higher royalties earned in the six months ended March 31, 2015 compared to the prior year period.

Income tax expense (benefit). The income tax benefit for the six months ended March 31, 2015 was $669,000 compared to income tax expense of $736,000 for the six months ended March 31, 2014.

The effective tax rate for the six months ended March 31, 2015 was (152%).  The effective tax rate differs from the statutory rate primarily because of the R&D Tax Credit.  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the six months ended March 31, 2015.

The effective tax rate for the six months ended March 31, 2014 was 29%.  The effective tax rate differs from the statutory rate for the six months ended March 31, 2014 primarily because of the R&D Tax Credit and the DPAD. The 2014 fiscal year estimated annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

Net income.  The Company’s net income for the six months ended March 31, 2015 was $0.2 million compared to $1.8 million for the six months ended March 31, 2014.  Net income per share was $0.01 on a diluted basis for the six months ended March 31, 2015 compared to $0.10 per share for the six months ended March 31, 2014.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2015	2014
Cash and cash equivalents	$15,568,221	$15,214,584
Accounts receivable	3,390,952	4,419,863
Current assets	33,185,676	36,526,292
Current liabilities	4,291,672	7,006,262
Deferred revenue	760,847	526,320
Total debt and other non-current liabilities (1)	145,135	144,724
Quick ratio (2)	4.42	2.80
Current ratio (3)	7.73	5.21

	Six Months Ended March 31,
	2015	2014
Cash flow activites:
Net cash provided by (used in) operating activites	$763,381	$(807,227)
Net cash (used in) investing activites	(155,574)	(525,767)
Net cash (used in) provided by financing activites	(254,170)	231,128

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

Operating activities

Cash generated for the six months ended March 31, 2015 resulted primarily from the net effect of decreases of unbilled receivables of $1.6 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, the collection of accounts receivable of $1.0 million, and lower inventories of $0.9 million, offset partially by decreases in accounts payable and accrued expenses of $2.8 million in the aggregate.

Cash used for the six months ended March 31, 2014 resulted primarily from the net effect of increases in accounts receivable of $2.4 million, inventory of $1.1 million, unbilled receivables of $1.7 million and income taxes payable of $0.3 million, offset partially by increases in accounts payable and accrued expenses of $1.9 million, net income of $1.8 million and deferred income taxes of $0.6 million.

Investing activities

Cash used in investing activities was $0.2 and $0.5 million for the six months ended March 31, 2015 and 2014, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0.3 million for the six months ended March 31, 2015 and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

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

Backlog

Backlog activity for the three and six months ended March 31, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2015

Backlog, beginning of period	$5,835	$8,417
Bookings, net	5,736	9,878
Recognized in revenue	(5,286)	(12,010)
Backlog, end of period	$6,285	$6,285

At March 31, 2015 and September 30, 2014, the Company’s backlog was $6.3 million and $8.4 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $2.1 million decrease in backlog was the result of $9.9 million in new business orders, offset by $12.0 million of sales recognized for the six months ended March 31, 2015.  Backlog includes large contracts with Pilatus and Eclipse but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At March 31, 2015, approximately 76% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ended March 31, 2015 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $34,000 and $67,000, respectively, with a resulting impact on cash flows of approximately $34,000 and $67,000 for the three and six months ended March 31, 2015, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of March 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)         There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. Except as set forth below, the Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft.  The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015.  The mediation session did not resolve the dispute.  On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract.  The Company has alleged that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract.  On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing.  The parties are entering into discovery and the outcome of the litigation is not determinable at this time.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 11, 2015	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER