Form 10-Q
period 2015-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2015-08-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐  No ☒

As of July 31, 2015, there were 16,889,638 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,759,516	$15,214,584
Accounts receivable	3,903,094	4,419,863
Unbilled receivables, net	4,865,158	7,425,728
Inventories	4,138,705	5,470,786
Deferred income taxes	711,833	3,245,223
Prepaid expenses and other current assets	827,426	750,108

Total current assets	30,205,732	36,526,292

Property and equipment, net	7,225,633	7,467,663
Non-current deferred income taxes	—	57,707
Other assets	168,949	110,848

Total assets	$37,600,314	$44,162,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$359,498	$2,402,652
Accrued expenses	2,298,990	4,077,290
Deferred revenue	739,538	526,320

Total current liabilities	3,398,026	7,006,262

Non-current deferred income taxes	379,790	132,999
Other liabilities	11,991	11,725

Total liabilities	3,789,807	7,150,986

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2015 and September 30, 2014	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,736,089 and 18,714,449 issued at June 30, 2015 and September 30, 2014, respectively	18,736	18,715

Additional paid-in capital	51,052,953	50,697,497
Retained earnings	3,382,580	6,684,902
Treasury stock, at cost, 1,846,451 shares at June 30, 2015 and 1,756,807 at September 30, 2014	(20,643,762)	(20,389,590)

Total shareholders’ equity	33,810,507	37,011,524

Total liabilities and shareholders’ equity	$37,600,314	$44,162,510

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Product	$4,114,837	$7,589,212	$12,152,290	$23,388,043
Engineering development contracts	804,852	2,986,764	4,777,705	10,788,759
Total net sales	4,919,689	10,575,976	16,929,995	34,176,802

Cost of sales:
Product	2,300,470	3,924,222	6,918,457	11,603,748
Engineering development contracts	687,574	3,489,627	3,734,692	11,845,367
Total cost of sales	2,988,044	7,413,849	10,653,149	23,449,115

Gross profit	1,931,645	3,162,127	6,276,846	10,727,687

Operating expenses:
Research and development	799,340	647,894	2,101,812	1,935,692
Selling, general and administrative	1,397,165	1,854,332	4,911,546	5,633,832
Total operating expenses	2,196,505	2,502,226	7,013,358	7,569,524

Operating income (loss)	(264,860)	659,901	(736,512)	3,158,163

Interest income	6,372	5,280	18,269	16,246
Other income	11,173	7,939	31,405	27,307
Income (loss) before income taxes	(247,315)	673,120	(686,838)	3,201,716

Income tax expense	3,284,658	176,090	2,615,484	911,874

Net income (loss)	$(3,531,973)	$497,030	$(3,302,322)	$2,289,842

Net income (loss) per common share:
Basic	$(0.21)	$0.03	$(0.20)	$0.14
Diluted	$(0.21)	$0.03	$(0.20)	$0.13

Weighted average shares outstanding:
Basic	16,910,475	16,951,360	16,930,522	16,918,423
Diluted	16,910,475	17,177,572	16,930,522	17,141,532

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,302,322)	$2,289,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	430,525	413,613
Share-based compensation expense:
Stock options	259,582	510,493
Stock awards	149,952	150,055
Tax adjustment from share-based compensation	(54,055)	(160,192)
Recovery of loss on unbilled receivables	(62,159)	—
(Gain) loss on disposal of property and equipment	(56,824)	78
Excess and obsolete inventory cost	246,663	41,218
Deferred income taxes	2,837,888	612,907
(Increase) decrease in:
Accounts receivable	516,769	(64,744)
Unbilled receivables, net	2,622,729	(4,801,141)
Inventories	1,085,418	(1,536,592)
Prepaid expenses and other current assets	97,287	(76,820)
Other non-current assets	(75,300)	105,886
Increase (decrease) in:
Accounts payable	(2,043,154)	917,832
Accrued expenses	(1,593,150)	(62,530)
Income taxes payable/receivable	(359,491)	(190,971)
Deferred revenue	213,218	231,187
Net cash provided by (used in) operating activities	913,576	(1,619,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(171,474)	(624,284)
Proceeds from the sale of property and equipment	57,000	599
Net cash (used in) investing activities	(114,474)	(623,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	(254,170)	—
Proceeds from exercise of stock options	—	250,685
Net cash (used in) provided by financing activities	(254,170)	250,685

Net increase (decrease) in cash and cash equivalents	544,932	(1,992,879)
Cash and cash equivalents, beginning of year	15,214,584	16,386,207

Cash and cash equivalents, end of period	$15,759,516	$14,393,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$191,000	$650,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage-of-completion on EDC, recoverability of long-lived assets, stock-based compensation expense self-insurance reserves, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2015 and September 30, 2014 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded during the nine months ended June 30, 2015 or 2014, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,408,585	$—	$—

Fair Value Measurement on September 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,397,547	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2015 or 2014.

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

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies.

In the three month period ended June 30, 2015, a valuation allowance was recorded on the majority of the federal and state deferred tax assets, net of liabilities, due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.  The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At June 30, 2015, approximately 35% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and nine months ended June 30, 2015 and 2014, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2015. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2015 and September 30, 2014, the estimated liability for medical claims incurred but not reported was $76,200 and $106,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $227,100 and $169,000 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2015, three customers, Eclipse Aerospace, Inc. (“Eclipse”), American Airlines, Inc. (“American”) and Pilatus Aircraft Limited (“Pilatus”), accounted for 23%, 20% and 11% of net sales, respectively.  During the nine months ended June 30, 2015, three customers, Pilatus, Eclipse and the DoD accounted for 23%, 18% and 11% of net sales, respectively.

For the three months ended June 30, 2014, three customers, Eclipse , FedEx Corp. (“FedEx”), and Pilatus , accounted for 22%, 17% and 13% of net sales, respectively. During the nine months ended June 30, 2014, four customers, Pilatus, Eclipse, FedEx and the DoD accounted for 15%, 14%, 13% and 11% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2015, the Company had five suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases. For the nine months ended June 30, 2015 two suppliers were responsible for greater than 10% of the Company’s total inventory purchases.

For the three months ended June 30, 2014, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases. For the nine months ended June 30, 2014 the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The Company has allowances for doubtful accounts of $3.6 million and $3.7 million, related to the Delta contract, as of June 30, 2015 and September 30, 2014, respectively (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”).  ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard was scheduled to be effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The FASB has recently issued an Exposure Draft of a proposed ASU that would delay by one year the effective date of this standard. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

The Company does not believe that recently issued, but not yet effective, accounting standards listed above will have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $3.6 million and $3.7 million related to the Delta contract at June 30, 2015 and September 30, 2014, respectively, were $4.9 million and $7.4 million at June 30, 2015 and September 30, 2014, respectively.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $125,000 for the three months ended June 30, 2015 and increased operating income by $595,000 for the nine months ended June 30, 2015.  Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $559,000 and $1,172,000 for the three and nine months ended June 30, 2014, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2015	2014

Raw materials	$3,439,836	$4,389,334
Work-in-process	499,014	905,529
Finished goods	199,855	175,923
	$4,138,705	$5,470,786

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2015	2014

Prepaid insurance	$78,435	$398,090
Other	748,991	352,018
	$827,426	$750,108

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2015	2014

Land	$1,021,245	$1,021,245
Computer equipment	2,293,144	2,292,548
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,062,789	1,063,254
Manufacturing facility	5,733,312	5,728,437
Equipment	5,166,880	5,047,737
	18,405,874	18,281,725
Less: accumulated depreciation and amortization	(11,180,241)	(10,814,062)
	$7,225,633	$7,467,663

Depreciation and amortization related to property and equipment was approximately $138,000 and $140,000 for the three months ended June 30, 2015 and 2014, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $413,000 and $414,000 for the nine months ended June 30, 2015 and 2014, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2015	2014
Intangible assets, net of accumulated amortization of $517,037 and $499,837 at June 30, 2015 and September 30, 2014	$83,200	$100,400
Other non-current assets	85,749	10,448
	$168,949	$110,848

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the nine months ended June 30, 2015 and 2014.

Total amortization expense was approximately $5,000 and $0 for the three months ended June 30, 2015 and 2014, respectively. Total amortization expense was approximately $17,000 and $0 for the nine months ended June 30, 2015 and 2014, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2015	2014

Warranty	$823,759	$777,599
Salary, benefits and payroll taxes	367,799	787,277
Professional fees	263,618	431,612
Income taxes payable	—	185,151
Other, including losses on contracts	843,814	1,895,651
	$2,298,990	$4,077,290

Other accrued expense at June 30, 2015 and September 30, 2014 includes $0.5 and $1.5 million of EDC program costs, respectively.

Warranty cost and accrual information for the three and nine months ended June 30, 2015 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2015	June 30, 2015

Warranty accrual, beginning of period	$826,136	$777,599
Accrued expense	38,073	170,517
Warranty cost	(40,450)	(124,357)
Warranty accrual, end of period	$823,759	$823,759

3. Income Taxes

The income tax expense for the three and nine months ended June 30, 2015 was $3.3 million and $2.6 million, respectively, compared to a tax expense of $176,000 and $912,000 for the three and nine months ended June 30, 2014, respectively.

The effective tax rate for the three months ended June 30, 2015 was (1,328.1%).  The effective tax rate for the three months ended June 30, 2015 differs from the statutory rate primarily because of the unfavorable impact of a $3.3 million deferred tax asset valuation allowance recorded by the Company for tax benefits previously realized that may not currently be realized in future periods.

The effective tax rate for the three months ended June 30, 2014 was 26%.  The effective tax rate for the three months ended June 30, 2014 differs from the statutory rate primarily because of the R&D Tax Credit and the Domestic Production Activities Deduction (“DPAD”).  The 2014 fiscal year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

The effective tax rate for the nine months ended June 30, 2015 was (380.8%) primarily reflecting a valuation allowance recorded in the three month period ended June 30, 2015 for those deferred tax assets that may not be realized in future periods.  The effective tax rate for the nine months ended June 30, 2014 was 28%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2014 primarily because of the R&D Tax Credit and the DPAD.

In the three month period ended June 30, 2015, a valuation allowance was recorded on the majority of the federal and state deferred tax assets, net of liabilities, due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods

On September 13, 2014, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014.  However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the nine months ended June 30, 2015.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2015, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $59,000 and $221,000 for the three months ended June 30, 2015 and 2014, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($7,000) and ($1,000) for the three months ended June 30, 2015 and 2014, respectively.

Total share-based compensation expense was approximately $409,000 and $660,000 for the nine months ended June 30, 2015 and 2014, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was approximately ($54,000) and ($160,000) for the nine months ended June 30, 2015 and 2014, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the nine months ended June 30, 2015 and 2014.

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

There was no compensation expense under the Restricted Plan for the nine months ended June 30, 2015 and 2014.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2015, there were 332,190 shares of common stock available for Awards under the 2009 Plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $59,000 and $171,000 for the three months ended June 30, 2015 and 2014, respectively; and $259,000 and $510,000 for the nine months ended June 30, 2015 and 2014, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $0 and $50,000 for the three months ended June 30, 2015 and 2014, respectively; and $150,000 for each of the nine months ended June 30, 2015 and 2014.  Total compensation expense associated with the 2009 Plan was $59,000 and $221,000 for the three months ended June 30, 2015 and 2014, respectively; and $409,000 and $660,000 for the nine months ended June 30, 2015 and 2014, respectively.

Stock repurchase program

On April 17, 2014, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013), which allows the Company to acquire up to 250,000 shares of its outstanding common stock until May 1, 2015.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow.  During the nine months ended June 30, 2015, the Company purchased 89,644 shares of common stock.  The cost of the shares purchased in the nine months ended June 30, 2015 was $254,170 at an average cost per share of $2.84.  None such shares were purchased during the three months ended June 30, 2015.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(3,531,973)	$497,030	$(3,302,322)	$2,289,842
Denominator:
Basic weighted average shares	16,910,475	16,951,360	16,930,522	16,918,423
Dilutive effect of share-based awards	—	226,212	—	223,109
Diluted weighted average shares	16,910,475	17,177,572	16,930,522	17,141,532

Earnings per common share:
Basic EPS	$(0.21)	$0.03	$(0.20)	$0.14
Diluted EPS	$(0.21)	$0.03	$(0.20)	$0.13

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2015 and 2014, there were 667,168 and 715,002 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2015 and 2014, respectively, 400,641 and 57,500 diluted weighted-average-shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2015 and 2014, respectively, 402,063 and 66,533 diluted weighted-average-shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft.  The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015.  The mediation session did not resolve the dispute.  On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract.  The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc., E.D. Pa. Civ. No. 15-959 that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages.  On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages.  The parties are presently engaged in fact discovery and the outcome of the litigation is not determinable at this time.  The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on the balance sheet relating to the Delta program at June 30, 2015, both of which are fully reserved.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2014. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine month periods ending June 30, 2015 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2015 AND 2014

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Product	83.6%	71.8%	71.8%	68.4%
Engineering development contracts	16.4%	28.2%	28.2%	31.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	46.8%	37.1%	40.9%	34.0%
Engineering development contracts	14.0%	33.0%	22.0%	34.6%
Total cost of sales	60.8%	70.1%	62.9%	68.6%

Gross profit	39.2%	29.9%	37.1%	31.4%

Operating expenses:
Research and development	16.2%	6.1%	12.4%	5.6%
Selling, general and administrative	28.4%	17.5%	29.0%	16.5%
Total operating expenses	44.6%	23.6%	41.4%	22.1%

Operating income (loss)	(5.4)%	6.3%	(4.3)%	9.3%

Interest income	0.1%	0.0%	0.1%	0.0%
Other income	0.3%	0.1%	0.2%	0.1%
Income (loss) before income taxes	(5.0)%	6.4%	(4.0)%	9.4%

Income tax expense (benefit)	66.8%	1.7%	15.4%	2.7%

Net income (loss)	(71.8)%	4.7%	(19.4)%	6.7%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales. Net sales were $4.9 million for the three months ended June 30, 2015 compared to $10.6 million for the three months ended June 30, 2014, a decrease of 53%.  Product sales decreased $3.5 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and EDC sales decreased $2.2 million from the same period in the prior year.  Product sales decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they are nearing completion as well as the purported termination of the Delta contract. EDC sales recognized under the Delta contract were $0 and $0.8 million for the three months ended June 30, 2015 and 2014 respectively.  For the three months ended June 30, 2015 and 2014, the Company recognized equal amounts of sales and cost of $0 and $2.3 million, respectively, related to certain EDC programs which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales decreased $4.4 million, or 60%, to $3.0 million, or 61% of net sales, in the three months ended June 30, 2015, compared to $7.4 million, or 70% of net sales, in the three months ended June 30, 2014. The decrease in cost of sales was the result of a decrease in product and EDC sales volume for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The Company’s overall gross margin was 39.2% and 30% for the quarters ended June 30, 2015 and 2014, respectively.  This increase primarily reflects a gross margin on the EDC programs of 15% for the three months ended June 30, 2015 versus a negative gross margin of 31% for the three months ended June 30, 3014. The negative gross margin for the three months ended June 30, 2014 reflects a cumulative catch-up adjustment of $559,000.  The improvement in EDC sales gross margin was offset by lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense increased by $0.2 million to $0.8 million for the three month periods ended June 30, 2015 versus $0.6 million for the three months ended June 30, 2014. R&D expense represented 16% and 6% of net sales in such periods, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense, and lower sales volumes.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.5 million to $1.4 million in the three months ended June 30, 2015 from $ 1.9 million in the three months ended June 30, 2014.  The decrease in selling, general, and administrative expense in the three month period was primarily the result of lower professional fees and personnel costs, partially offset by higher legal fees mainly related to the dispute arising from the purported termination of the Delta contract.  As a percentage of net sales, selling, general and administrative expenses increased to 28% of net sales in the three months ended June 30, 2015 from 18% of net sales in the three months ended June 30, 2014, which is reflective of the lower sales volumes.

Interest income. Interest income increased to $6,000 in the three months ended June 30, 2015 from $5,000 in the three months ended June 30, 2014, mainly a result of higher average cash balances as of June 30, 2015.

Other income. Other income was $11,000 in the three months ended June 30, 2015 and $8,000 for the three months ended June 30, 2014.  Other income is mainly composed of royalties earned during each of the quarters ended June 30, 2015 and June 30, 2014.

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

The income tax expense for the three months ended June 30, 2015 was $3.3 million compared to tax expense of $176,000 for the three months ended June 30, 2014.  The effective tax rate for the three months ended June 30, 2015 was (1,328.1%).  The effective tax rate for the three months ended June 30, 2015 differs from the statutory rate primarily because the Company recorded a valuation allowance against the deferred tax assets of $3.3 million in the three month period reflecting only those deferred tax assets that may be currently realized.

The effective tax rate for the three months ended June 30, 2014 was 26%.  The effective tax rate for the three months ended June 30, 2014 differs from the statutory rate primarily because of the favorable impact of the R&D Tax Credit and the Domestic Production Activities Deduction (“DPAD”).  The 2014 fiscal year estimated annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

Net income (loss).  The Company reported a net loss for the three months ended June 30, 2015 of $3.5 million compared to net income of $0.5 million for the three months ended June 30, 2014.  On a diluted basis, the loss per share was $0.21 for the three months ended June 30, 2015 compared to income per share of $0.03 for the three months ended June 30, 2014.

Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

Net sales. Net sales were $16.9 million for the nine months ended June 30, 2015, a decrease of 50% from $34.2 million in the nine months ended June 30, 2014. For the nine months ended June 30, 2015, product sales decreased $11.2 million and EDC sales decreased $6.0 million compared to the same period in the prior year.  The decrease in product sales resulted primarily from decreased shipments of displays for retrofit programs to the DoD, military subcontractors, and commercial transport customers. The decrease in EDC sales was primarily the result of less revenue being recognized as less cost was incurred on EDC projects awarded in prior years as they are nearing completion and the purported termination of the Delta contract.  EDC sales recognized under the Delta contract were $0 million and $2.2 million for the nine months ended June 30, 2015 and 2014 respectively.  For the nine months ended June 30, 2015 and 2014, the Company recognized equal amounts of sales and cost of $0 and $7.5 million, respectively, related to certain EDC for which, at the time of recognition, either zero margins were expected or a zero margin approach to applying the percentage-of-completion method was used in accordance with the guidance of FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts.”

Cost of sales. Cost of sales was $10.7 million, or 63% of net sales, in the nine months ended June 30, 2015 compared to $23.4 million, or 69% of net sales, in the same period in the prior year.  The decrease was primarily the result of the decrease in product and EDC sales volume for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.  The Company’s overall gross margin was 37% and 31% for the nine months ended June 30, 2015 and 2014, respectively.  As a result of the Company’s quarterly reviews of estimates of profit margins of its EDC programs, changes in estimated cost to complete on certain contracts have and may in the future result in a recording of a cumulative catch-up adjustment in costs on such contracts.  For the nine months ended June 30, 2015 and 2014, EDC margins were increased and decreased by $592,000 and $1.2 million respectively, from net cumulative catch-up adjustments.  The increased EDC margins in the current period were primarily the result of the receipt of higher margin EDC modifications.  As a result, gross margins for EDC sales increased from (10%) for the nine months ended June 30, 2014 to 22% for the nine months ended June 30, 2015.  The improvement in EDC sales gross margin was offset by lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expenses were $2.1 million and $1.9 million for the nine months ended June 30, 2015 and June 30, 2014, respectively.  R&D expense increased to 12% of net sales in the nine months ended June 30, 2015 from 6% of net sales in the same period a year ago.  The increase in R&D expense in the nine months ended June 30, 2015, as a percentage of net sales, was primarily the result of lower sales volumes and a higher proportion of engineering hours incurred on internal R&D projects as the EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expenses were $4.9 million and $5.6 million in the nine months ended June 30, 2015 and 2014, respectively.  The decrease in selling, general and administrative expenses in the nine month period ended June 30, 2015 was primarily the result of lower professional fees and personnel costs, partially offset by higher legal fees mainly related to the dispute arising from the purported termination of the Delta contract. However, as a percentage of net sales, selling, general and administrative expenses increased to 29% of net sales in the nine months ended June 30, 2015 from 17% of net sales in the nine months ended June 30, 2014, reflecting lower sales volumes.

Interest income. Interest income was $18,000 in the nine months ended June 30, 2015 compared to $16,000 in the nine months ended June 30, 2014.  The increase in interest income was primarily because of higher cash balances during the nine months ended June 30, 2015 compared to the same prior year period.

Other income. Other income for the nine month periods ended June 30, 2015 and 2014 was $31,000 and $27,000, respectively.  The increase in other income was primarily a result of higher royalties earned in the nine months ended June 30, 2015 compared to the prior year period.

Income tax expense. The income tax expense for the nine months ended June 30, 2015 was $2.6 million compared to income tax expense of $912,000 for the nine months ended June 30, 2014.

The effective tax rate for the nine months ended June 30, 2015 was (380.8%).  The effective tax rate differs from the statutory rate primarily because of the $3.3 million valuation allowance recorded against the deferred tax assets in the three month period ended June 30, 2015.

The effective tax rate for the nine months ended June 30, 2014 was 28%.  The effective tax rate differs from the statutory rate for the nine months ended June 30, 2014 primarily because of the R&D Tax Credit and the DPAD. The 2014 fiscal year estimated annual effective income tax rate reflected the benefit from the R&D Tax Credit for only the three months ended December 31, 2013, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2013.

Net income (loss).  The Company reported a net loss for the nine months ended June 30, 2015 of $3.3 million compared to net income of $2.3 million for the nine months ended June 30, 2014.  Net loss per share was $0.20 on a diluted basis for the nine months ended June 30, 2015 compared to net income of $0.13 per share for the nine months ended June 30, 2014.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2015	2014
Cash and cash equivalents	$15,759,516	$15,214,584
Accounts receivable	3,903,094	4,419,863
Current assets	30,205,732	36,526,292
Current liabilities	3,398,026	7,006,262
Deferred revenue	739,538	526,320
Total debt and other non-current liabilities (1)	391,781	144,724
Quick ratio (2)	5.79	2.80
Current ratio (3)	8.89	5.21

	Nine Months Ended June 30,
	2015	2014
Cash flow activites:
Net cash provided by (used in) operating activites	$913,576	$(1,619,879)
Net cash (used in) investing activites	(114,474)	(623,685)
Net cash (used in) provided by financing activites	(254,170)	250,685

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

Operating activities

Cash generated for the nine months ended June 30, 2015 resulted primarily from the net effect of decreases of unbilled receivables of $2.6 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, the collection of accounts receivable of $0.5 million, and lower inventories of $1.3 million, offset partially by decreases in accounts payable and accrued expenses of $3.6 million in the aggregate.

Cash used for the nine months ended June 30, 2014 resulted primarily from the net effect of increases in unbilled receivables of $4.8 million, inventory of $1.5 million, partially offset by increases in accounts payable and accrued expenses of $0.9 million, net income of $2.3 million and deferred income taxes of $0.6 million.

Investing activities

Cash used in investing activities was $0.1 and $0.6 million for the nine months ended June 30, 2015 and 2014, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0.3 million for the nine months ended June 30, 2015 and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

Net cash provided by financing activities was $0.3 million for the nine months ended June 30, 2014 and consisted primarily of the proceeds from the exercise of stock options by employees.  None such repurchases took place during the three months ended June 30,

2015.

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

Backlog

Backlog activity for the three and nine months ended June 30, 2015 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2015

Backlog, beginning of period	$6,285	$8,417
Bookings, net	3,402	13,280
Recognized in revenue	(4,920)	(16,930)
Backlog, end of period	$4,767	$4,767

At June 30, 2015 and September 30, 2014, the Company’s backlog was $4.8 million and $8.4 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $3.6 million decrease in backlog was the result of $13.3 million in new business orders, offset by $16.9 million of sales recognized for the nine months ended June 30, 2015.  Backlog includes large contracts with Pilatus and Eclipse but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At June 30, 2015, approximately 67% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ended June 30, 2015 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $35,000 and $106,000, respectively, with a resulting impact on cash flows of approximately $35,000 and $106,000 for the three and nine months ended June 30, 2015, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company announced previously that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on its fleet of approximately 182 MD88 and MD90 aircraft.  The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015.  The mediation session did not resolve the dispute.  On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract.  The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Air Lines, Inc., E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages.  On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages.  The parties are presently engaged in fact discovery.  The outcome of the litigation is not determinable.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 10, 2015	By:
/s/ Relland Winand
RELLAND WINAND
CHIEF FINANCIAL OFFICER