Form 10-K
period 2015-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2016-01-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2015 (the last business day of the registrant’s most recently completed second quarter) was approximately $49.0 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2015, there were 16,909,638 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed prior to January 27, 2016 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2015 Annual Report on Form 10-K

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

•                  the competitive environment and new product offerings from competitors;

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

PART I

Item 1.  Business

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Integrated Standby Units (“ISU”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

More recently, the Company has developed an FMS that combines the savings long associated with in flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets.  The Company believes that the FMS coupled with its FPDS product line is well suited to address market demand driven by certain regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years.  The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures.  Aircraft equipped with the Company’s FMS and FPDS product line (equipped with a SBAS/WAAS/LPV enabled navigator) will be qualified to land at such airports and to comply with upcoming Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance (“RNP”), and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation, a fact which IS&S believes will further increase the demand for the Company’s products.  The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft.  In addition, the Company offers a state of the art ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit.  This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

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

Customers have been and may continue to be affected by the economic conditions in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior.  In addition, the Budget Control Act of 2011 (the “Budget Act”) triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to certain other reductions already reflected in defense funding.  Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating market opportunity for IS&S.

In March 2015 and July 2015, respectively, the FAA issued its Technical Standard Order authorization (“TSO”) and Supplemental Type Certificate (“STC”) for the Company’s B757 Integrated Standby Unit to be used on B757 aircraft in the United States. In August 2015, the European Aviation Safety Agency (EASA) issued an STC on this system to be used on B757 aircraft in the European Community.

In December 2014, the FAA issued its TSO and STC to IS&S for a high definition Intergrated Flat Panel Display System for use on Pilatus PC-12 type aircraft in the United States.

In November 2014, the FAA issued its Technical Standard Order authorization (“TSO”) and Supplemental Type Certificate (“STC”) to IS&S for its Flight Management System for use on the B737 Classic aircraft which enabled IS&S to expand its product offering to owners of the B737 in the United States.

In October 2014, Delta Airlines, Inc. (“Delta”) issued a cancellation notice to the Company purporting to terminate its contract with IS&S. On February 25, 2015, the Company filed a complaint against Delta in the United States District for the Eastern District of Pennsylvania for breach of contract, and the parties are presently engaged in fact discovery. (See Item 3. Legal Proceedings).

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

Industry

A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite-based weather, ground terrain maps, and ADS-B navigation. The Company believes that aircraft cockpits will become more complete information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft.

The Company classifies flight data into four general types: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes; aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes; engine data such as fuel and oil quantity, and other engine measurements.  Navigation data includes; radio position, flight management, GPS, and alternative source information (i.e. information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute (“RPM”), and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and transmitted by satellite or radio signals to the aircraft. Maintenance and aircraft health data measure multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. This information is displayed in the cockpit for reference, enhanced position awareness, and reduced support logistics on properly equipped aircraft.

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

In the past, equipment data, such as engine and fuel-related information, were displayed on conventional analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures, and temperature.  These instruments are clustered throughout an aircraft’s cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements, because the information that these instruments display is vital for safe and efficient flight.  Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated Engine Instrument Display Systems (“EIDS”) or a FPDS packages.

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

•                  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.  Research and development (“R&D”) expenses were $2.7 million, $2.6 million and $2.6 million for fiscal years ended September 30, 2015, 2014 and 2013, respectively. During fiscal 2015, 2014 and 2013 revenues related to Engineering Development Contracts (“EDC”) accounted for 27%, 32% and 26%, respectively, of total sales. In support of these EDC programs, the Company charged $4.7 million, $15.5 million, and $8.3 million for fiscal years ended September 30, 2015, 2014 and 2013, respectively to cost of sales.

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

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen.  Flat panel displays can replace existing displays in legacy aircraft.  AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2015, 2014 and 2013, revenues related to FPDS accounted for 98%, 88% and 88%, respectively, of total sales.

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

Flight Management Systems

The IS&S NextGen Flight Management System is an easily installed navigation and performance computer that complements the IS&S Flat Panel Display System upgrade for commercial air transport aircraft.  The FMS interfaces with the IS&S SBAS GPS Global Positioning System (“GPS”) to provide a GPS based navigation solution.  The GPS receiver is located remotely depending on space availability. To minimize use of cockpit space and ease installation efforts, the FMS is housed in an ARINC 739B compliant Multifunction and Control Display Unit (MCDU).

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

The FMS/MCDU is ARINC 739B compliant, which provides an interface option for other cockpit equipment such as SATCOM, ACARS, CMU, HUD, and a printer.  The interface to the IS&S FPDS is provided via Ethernet.  The IS&S EFB is integrated with the FMS/MCDU and FPDS where the control selection of the EFB features and applications are handled via the FMS/MCDU.  The display is a five inch LCD with VGA resolution.  The touchscreen display uses LED backlighting and is sunlight readable.

Integrated Standby Unit

The Company’s new ISU incorporates the measurement and display of attitude, altitude, airspeed, and navigation data into a single standby/backup navigation instrument for military, commercial air transport and corporate/general aviation applications.  The ISU has an optional battery module that allows operation of the unit under emergency conditions. The ISU has an integral Inertial Measurement Unit that includes accelerometer, gyro, and magnetometer triads.  The unit also includes an integral air data measurement module for measurement of static and total pressure for display of altitude, airspeed, and mach number.

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

The display uses a familiar Primary Flight Display format to reduce pilot workload.  Logistics and maintenance savings are realized due to increased reliability and a reduction in LRUs.  The unit is equipped with built-in test and display of navigational aid and maintenance data.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and rate of ascent and descent. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately.  During fiscal 2015, 2014, and 2013, sales of air data systems and components accounted for 2%, 12%, and 12%, respectively, of total revenues.

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

Integrated Global Navigation System

The Company’s Integrated Global Navigation System (“IGNS”) product is an alternative for adding GPS navigation capability to legacy aircraft through the OEM FMS without the high cost of upgrading the current FMS.

This product includes RNP and RNAV approaches via the certified IS&S Beta 3 GPS and leverages components of the Company’s Flat Panel Display System to provide annunciation to the pilot during GPS procedures.

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”)), American Airlines, Inc. (“AAI”), Boeing, BAE Systems, Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation, and the Department of National Defense (Canada), among others. In fiscal year 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total revenue, respectively. In fiscal 2014, the three largest customers, Pilatus, Eclipse Aerospace and FedEx, accounted for 17%, 14%, and 12% of total revenue, respectively. In fiscal year 2013, the two largest customers, Eclipse and American Airlines, accounted for 24% and 14% of total revenue, respectively.

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

IS&S expects its main customers in the retrofit market will continue to be:

•                  the DoD and defense contractors,

•                  aircraft operators, and

•                  aircraft modification centers.

Department of Defense and Defense Contractors.  The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L-3 Communications, or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation” below.  Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is entitled typically to be compensated for already delivered items and reimbursement for allowable costs incurred.

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

OEM Market

The Company was selected to provide the cockpit avionics suite for the new Eclipse E550 production aircraft.  During the years 2006 through late 2008, the Company provided cockpit displays in support of Eclipse Aviation Inc.’s (“Aviation”) production of approximately 150 aircraft until late 2008 when Aviation filed for bankruptcy.  Eclipse purchased the assets of Aviation in 2009.  In 2011, Eclipse announced the planned production in 2013 of the E550 aircraft and selected IS&S as the system integrator.  During the past six years, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of the Aviation produced aircraft. On April 15, 2015, Eclipse merged with Kestrel Aircraft to form One Aviation.

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

IS&S also markets its products to other original equipment manufacturers including Boeing and Lockheed Martin.

Backlog

	September 30
$000’s	2015	2014

Backlog, beginning of period	$8,417	$91,100
Plus: bookings during period, net	19,251	23,295
Less: Delta debooking	—	(61,883)
Less: revenue recognized during period	(20,067)	(44,095)
Backlog, end of period	$7,601	$8,417

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders.  The year over year decrease of $0.8 million was the result of booking of $19.3 million in new business, offset by $20.1 million in recognized revenue. In fiscal 2014 de-bookings of $61.9 million relates to Delta’s purported termination of a contract with IS&S to provide an upgraded cockpit and certain navigation capabilities for its fleet of MD88 and MD90 aircraft, (See Item 3. Legal Proceedings), and $44.1 million of recognized revenue.  Air data product backlog as of September 30, 2015 remained constant from September 30, 2014, and FPDS backlog as of September 30, 2015 decreased by $0.8 million from September 30, 2014, reflecting decreased FPDS bookings during the 2015. The backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC programs, including the Eclipse E550, the Pilatus PC-24, and the KC-46A, all of

which the Company expects to enter into extended production phases upon completion of development.  Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2015, approximately 1% of the Company’s backlog was expected to be filled beyond fiscal 2016.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both R&D and EDC. At September 30, 2015, approximately 34% of the Company’s employees were engineers engaged in various engineering development projects.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal year 2015, 2014 and 2013 net sales outside the United States amounted to $6.6 million, $12.0 million and $4.8 million, respectively.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology.  As of September 30, 2015, the Company holds 22 U.S. patents and has 8 U.S. patent applications pending relating to its technology. In addition, IS&S holds 65 international patents and has 13 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2015, IS&S had 88 employees.  The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.  None of the Company’s employees are currently represented by a labor union.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case. Effective December 15, 2014, Ronald C. Albrecht, the Company chief financial officer during fiscal 2014 and through such date retired as the Company’s chief financial officer and was succeeded by Relland M. Winand:

Name	Age	Position
Geoffrey S. M. Hedrick	73	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	58	President
Relland M. Winand	61	Chief Financial Officer

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

Relland M. Winand succeeded Mr. Albrecht as the Company’s chief financial officer effective December 15, 2014.  Mr. Winand has served in a number of executive financial capacities with public companies including Chief Financial Officer of ECC International, Corp, a manufacturer of computer controlled maintenance simulators primarily for the Department of Defense, and Vice President Finance and Administration of Traffic.com, Inc. a leading provider of accurate, real-time traffic information in the United States.  Prior to joining Innovative Solutions and Support, Inc., from 2008 to 2013, Mr. Winand was Chief Financial Officer of Orbit/FR, Inc., an international developer and manufacturer of sophisticated microwave test and measurement systems for aerospace/defense, wireless, satellite and automotive industries.  From January 2014 until August 2014, Mr. Winand served as a consultant for Solomon Edwards Group LLC.  He has over 30 years’ experience in financial management and reporting for both public domestic and international manufacturing companies. Mr. Winand received a B.S. in Accounting from Drexel University and an M.B.A. in Finance from Widener University.

Ronald C. Albrecht was the Chief Financial Officer from August 2010 until his retirement effective December 15, 2014. Prior to joining the Company, Mr. Albrecht served in a number of executive positions, both operational and financial, with Smiths Aerospace

(UK). Smiths Aerospace was acquired by General Electric Aviation Systems (“GEAS”) in 2007. Most recently, Mr. Albrecht served as Vice President and General Manager of Smiths Aerospace Electro Mechanical Business from 2003 to 2007 and, subsequently, of GEAS’ Electro Mechanical Business from 2007 to 2010. Prior to his operational roles, he served as Chief Financial Officer of Smiths Aerospace, based in London, and has substantial mergers & acquisition and strategic planning experience. Mr. Albrecht received a B.A. in Government and Economics from Dartmouth College and a M.B.A. in Finance from Stanford University. He is a Certified Public Accountant (California/Inactive). Mr. Albrecht retired as the Company’s chief financial officer effective December 15, 2014.

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

Currently, IS&S spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of income.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2015 IS&S derived 57% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. For example, in October 2014, Delta issued a cancellation notice to the Company purporting to terminate its contract with IS&S (See Item 3. Legal Proceedings). In addition, the Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During fiscal 2015, approximately 27% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider.  Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements.  Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

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

Volatility and weakness in capital markets may adversely affect credit availability and related financing costs, which could adversely affect IS&S.

Bank and capital markets can experience periods of volatility and disruption. For example, during the economic downturn of 2009 and 2010, the global uncertainty and continued concern regarding credit availability, including failures of financial institutions, produced unprecedented government intervention in the U.S., Europe and other regions of the world. During these periods of volatility and disruption, risks to IS&S include:

•                  declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic

•                  problems of customers;

•                  reprioritization of government spending away from defense programs in which IS&S participates;

•                  reduced access to credit sources; and

•                  disruptions in supplies associated with any financial constraints faced by vendors.

A portion of IS&S sales come from government contracts, which could be adversely affected by continued high U.S. federal budget deficits.

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

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial condition, results of operations or cash flows, which may adversely affect investor confidence in the Company and, as a result, the value of the Company’s common stock.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) requires, among other things, that the Company maintain effective internal controls for financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, the Company is required to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting.

The Company’s compliance with Section 404 requires that it compile the system and process documentation necessary to perform an appropriate evaluation. During the evaluation and testing process, if the Company identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that its internal control over financial reporting is effective. The Company cannot assure you that there will not be material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability to accurately report its financial condition, results of operations or cash flows. If the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the Company has a material weakness or significant deficiency in its internal control over financial reporting once that firm begin its reviews, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline, and it could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.

If the Company is unable to successfully remediate the existing material weaknesses in its internal control over financial reporting, the accuracy and timing of its financial reporting may be adversely affected.

In connection with the audit of the Company’s consolidated financial statements for the year ended September 30, 2015, the Company’s management and independent registered public accounting firm identified control deficiencies in the Company’s internal control over financial reporting that constitute a material weakness in the Company’s internal control over financial reporting.

The Company’s management and independent registered public accounting firm identified a material weakness in its control over financial reporting attributable to a lack of effective controls to evaluate whether revenue recognized using the percentage-of-completion accounting using the zero profit margin method was adequately designed and executed to support the accurate reporting of revenue and the related receivables.  As such, the Company’s controls over financial reporting were not designed or operating effectively, and as a result there were adjustments required in connection with closing the Company’s books and records and preparing its consolidated financial statements for the year ended September 30, 2015. These control deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual and interim financial statements would not be prevented or detected.

In an effort to remediate the Company’s material weakness, it has taken and intends to take steps to improve its controls to ensure the accurate and timely reporting of revenue and the related receivables, including (i) implementing procedures to identify and evaluate customer contracts to utilize the zero profit method of accounting only if it meets all the relevant criteria in ASC 605-35, 605-35 “Revenue Recognition, Construction—Type and Production-Type Contracts,” (ii) strengthening quarterly review processes to ensure proper recognition of revenue and (iii) planning to utilize third-party accounting experts to assist the Company  in the proper application of revenue recognition principles to percentage-of-completion customer contracts.

There can be no assurance that the Company will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weakness described above. There is also no assurance that the Company has identified all of its material weaknesses or that it will not in the future have additional material weaknesses. We have not yet remediated the material weakness noted above, and the remediation measures that the Company has implemented and intend to implement may be insufficient to address its existing material weakness or to prevent additional material weaknesses. If the Company fails to remediate the material weakness, it may be unable to accurately report its financial results, or report them within the timeframes required by law or stock exchange regulations. There is no assurance that the Company will be able to remediate the material weakness in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If the Company’s efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other deficiencies occur, the Company’s ability to accurately and timely report its financial position could be impaired, which could result in late filings of the Company’s annual and quarterly reports under the Securities Exchange Act of 1934, as amended, restatements of the Company’s consolidated financial statements, a decline in the Company’s stock price or suspension or delisting of the Company’s common stock from NASDAQ.

The Company’s competition includes other manufacturers of air data systems and flight information displays against whom it may not be able to compete successfully.

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Competitors include Honeywell, Rockwell Collins, Inc., Thales, Garmin, GEAS, and L-3 Communications.  All these competitors have substantially greater financial, technical, and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

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

IS&S currently holds 22 U.S. patents and has 8 U.S. patent applications pending. In addition, the Company holds 65 international patents and has 13 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain.  Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products.  Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

The Company also occupies approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease expiring March, 2018. The lease contains two options to extend the lease for a total of six additional years. The Company’s current annual lease expense for this property is approximately $61,000.

The Company leases a hanger to house the Company’s airplane in New Castle County, Delaware under a lease expiring March 31, 2016. The annual lease expense is $21,000.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is at time subject to various legal proceedings and claims. Except as set forth below with respect to the Delta matter, IS&S does not believe any such matters that are currently pending will have a material effect on its results of operations or financial position.

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties are presently engaged in fact discovery. The outcome of the litigation is not determinable. The Company had $3.7 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2014 both of which are fully reserved.

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

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2015		Fiscal Year 2014
Period	High	Low	High	Low
First Quarter	$5.31	$2.38	$8.07	$6.57
Second Quarter	4.45	2.95	8.82	6.27
Third Quarter	4.05	2.92	7.89	6.13
Fourth Quarter	3.40	2.52	7.91	5.12

On November 30, 2015, there were 16 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

On April 15, 2015 the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013) which allows the Company to acquire up to 250,000 shares of its outstanding common stock until May 1, 2016.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and subject to corporate and regulatory considerations. The program may be discontinued or suspended at any time.  During the year ended September 30, 2015 the Company purchased 89,644 shares of the Company’s common stock under the share repurchase plan.  The cost of the shares purchased in fiscal 2015 was $254,170 at an average cost per share of $2.84. No shares were purchased during the year ended September 30, 2014.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2010 through and including September 30, 2015, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innovative Solutions and Support, Inc., the NASDAQ Composite Index,

 the Russell 2000 Index and the Dow Jones US Aerospace & Defense  Index

	9/10	9/11	9/12	9/13	9/14	9/15

Innovative Solutions and Support, Inc.	100.00	98.77	81.39	234.18	153.42	79.73
NASDAQ Composite	100.00	103.65	136.22	168.91	202.57	208.69
Russell 2000	100.00	96.47	127.25	165.50	172.01	174.15
Dow Jones US Aerospace & Defense	100.00	101.37	121.15	176.61	210.21	216.81

*     $100 invested on 9/30/10 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2015 Dow Jones & Co.  All rights reserved

Copyright© 2015 Russell Investment Group. All rights reserved.

Item 6.  Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of income data for the fiscal years ended September 30, 2015, 2014 and 2013 and the balance sheet data as at September 30, 2015 and 2014 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended September 30, 2012 and 2011 and the balance sheet data as at September 30, 2013, 2012 and 2011 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2015	2014	2013	2012	2011
Statement of Income Data:
Net sales	$20,067,084	$44,095,023	$31,567,307	$24,578,198	$25,737,652
Cost of sales	13,135,349	30,508,823	18,942,737	14,067,933	11,945,184
Gross profit	6,931,735	13,586,200	12,624,570	10,510,265	13,792,468
Research and development	2,705,208	2,618,054	2,578,034	2,693,554	5,500,924
Selling, general and administrative	7,847,270	11,111,014	8,119,071	7,400,199	7,683,637
Total operating expenses	10,552,478	13,729,068	10,697,105	10,093,753	13,184,561
Operating income (loss)	(3,620,743)	(142,868)	1,927,465	416,512	607,907
Interest income, net	24,804	21,756	41,174	100,414	142,433
Other income	33,283	37,758	38,120	65,005	150,010
Income (loss) before income taxes	(3,562,656)	(83,354)	2,006,759	581,931	900,350
Income tax expense (benefit)	2,303,478	(283,622)	119,842	(2,397,063)	183,760
Net income	$(5,866,134)	$200,268	$1,886,917	$2,978,994	$716,590

Net income per common share:
Basic	$(0.35)	$0.01	$0.11	$0.18	$0.04
Diluted	$(0.35)	$0.01	$0.11	$0.18	$0.04

Cash dividends declared per common share	$—	$—	$1.50	$—	$—

Weighted average shares outstanding:
Basic	16,924,189	16,927,879	16,753,068	16,641,895	16,782,223
Diluted	16,924,189	17,149,106	16,855,854	16,641,900	16,824,621

	As of September 30,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$16,282,039	$15,214,584	$16,386,207	$42,977,501	$42,625,854
Working capital	24,588,218	29,520,030	27,944,914	49,087,538	47,332,110
Total assets	36,613,753	44,162,510	42,630,511	62,597,231	58,257,604
Total shareholders’ equity	31.342,486	37,011,524	35,994,247	57,080,403	54,260,787

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report.

Overview

Innovative Solutions and Support, Inc. (the “Company,” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services, air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”).  The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Integrated Standby Units (“ISU”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

The Company sells to both the OEM and the retrofit markets. Customers include various OEMS, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers and foreign militaries.  Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts.

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

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers.  The Company’s customers have been and may continue to be affected by economic conditions in the United States and abroad.  Such conditions may cause the Company’s customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by IS&S customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors which can affect spending behavior.  In addition, the Budget Control Act of 2011 triggered substantial, automatic reductions in both defense and discretionary spending. The automatic across-the-board sequestration cuts are in addition to certain other reductions already reflected in defense funding.  Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If the Company’s customers curtail or delay their spending, or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, IS&S’s revenues and results of operations will be negatively affected.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft, may be interested instead in retrofitting existing aircraft as a cost effective alternative, thereby creating market opportunity for IS&S.

The Company experienced decreases in personnel costs in fiscal year 2015 primarily in the R&D and production departments. In fiscal years 2014 and 2013 the Company experienced an increase in the R&D and production departments due to increased engineering development requirements and increased production activity.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2015	2014	2013
Net sales:
Product	72.6%	68.0%	74.3%
Engineering development contracts	27.4%	32.0%	25.7%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	42.0%	34.1%	33.6%
Engineering development contracts	23.5%	35.1%	26.4%
Total cost of sales	65.5%	69.2%	60.0%

Gross profit	34.5%	30.8%	40.0%

Operating expenses:
Research and development	13.5%	5.9%	8.2%
Selling, general and administrative	39.1%	25.2%	25.7%
Total operating expenses	52.6%	31.1%	33.9%

Operating (loss) income	(18.1)%	(0.3)%	6.1%

Interest income	0.1%	0.0%	0.1%
Interest (expense)	0.0%	0.0%	0.0%
Other income	0.2%	0.1%	0.1%

Income (loss) before income taxes	(17.8)%	(0.1)%	6.3%

Income tax expense (benefit)	11.4%	(0.6)%	0.4%

Net (loss) income	(29.2)%	0.5%	5.9%

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

Net sales. Net sales decreased $24.0 million, or 54.5%, to $20.1 million for fiscal 2015 from $44.1 million for fiscal 2014. For fiscal 2015, product sales decreased $15.4 million and EDC sales decreased $8.6 million from fiscal 2014. The decrease in product sales was primarily the result of decreased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors as a result of reduced demand compared to fiscal 2014. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales was $13.1 million, or 65.5% of net sales for fiscal 2015 compared to $30.5 million or 69.2% of net sales in fiscal 2014. The decrease in cost of sales was primarily the result of decreased sales volume in both the Company’s product and EDC programs. The Company’s overall gross margin in fiscal 2015 was 34.5% as compared to 30.8% in fiscal 2014. The overall margin increase primarily reflects the effect of catch up adjustments of $117,000 on EDC contracts for fiscal 2015 in contrast to EDC margins in fiscal 2014 that were negatively impacted by net cumulative catch-up adjustments of $1.5 million. The improvement in EDC sales gross margin was partially offset by lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development (“R&D”). R&D expense was $2.7 million for fiscal 2015 and $2.6 million for fiscal 2014. R&D expense increased to 13.5% of net sales in fiscal 2015 compared to 5.9% in fiscal 2014, reflecting the decrease in fiscal 2015 net sales and a higher proportion of engineering hours incurred on internal R&D projects as the EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expenses decreased $3.3 million, or 29.4%, to $7.8 million or 39.1% of net sales for fiscal 2015 from $11.1 million or 25.2% of net sales, for fiscal 2014. The decrease in selling, general and administrative expenses for the year ended September 30, 2015 primarily reflects bad debt expense of $1.3 million as compared to $3.7 million of bad debt expense in the year ended September 30, 2014, lower personnel costs and lower professional fees partially offset by higher legal fees primarily related to the Delta matter. The bad debt expense of $1.3 million in fiscal 2015 is due to an impairment of an unbilled receivable. The Company has renegotiated and executed a new agreement in January 2016 with a customer to provide products and services with current technology. Therefore, the unbilled amount is impaired. We expect that this agreement will result in approximately $1.2 million positive impact from a reversal of a total liability of $1.2 million comprising of deferred revenue and contract loss accrual to the statement of operations in Q2 2016 due to the extinguishment of our obligation to deliver certain products under the original contract. The bad debt expense of $3.7 million in fiscal 2014 related to the Delta contract, (See Item 3. Legal Proceedings.).

Interest income, net. Net interest income increased by $3,000 to $25,000 for fiscal 2015 from $22,000 for fiscal 2014. The increase in interest was primarily the result of higher cash balances throughout the year ended September 30, 2015 as compared to the year ended September 30, 2014.

Other income. Other income for fiscal 2015 and fiscal 2014 were $33,000 and $38,000, respectively. The decrease in fiscal 2015 was primarily the result of lower royalties earned compared to fiscal 2014.

Income taxes.  The income tax expense for fiscal year ended September 30, 2015 was $2.3 million compared to an income tax benefit of $0.3million or for the fiscal year ended September 30, 2014. The tax benefit for the fiscal year ended September 30, 2014 resulted from a pretax loss of $0.1 million and the favorable impact of the Federal Research and Development Tax Credits (“Federal R&D Tax Credits”).

The effective tax rate for the year ended September 30, 2015 was (113.3%) as a result of an increase in the Company’s net operating loss valuation allowance due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize the majority of such deferred tax assets. The effective tax rate differs from the statutory rate for the year ended September 30, 2015 primarily because of a valuation allowance recorded on the majority of the federal and state tax assets, net of liabilities.

Net income.  As a result of the factors described above, the Company’s net loss for fiscal 2015 was $5.9 million compared to net income of $0.2 million for fiscal 2014. On a fully diluted basis, the net loss per share was $0.35 for fiscal 2015, compared to net income of $0.01 for fiscal 2014.

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

Cost of sales. Cost of sales was $30.5 million, or 69.2% of net sales for fiscal 2014 compared to $18.9 million or 60% of net sales in fiscal 2013. The increase in cost of sales was primarily the result of increased sales volume in both product and EDC programs. The increase in cost of sales as a percentage of net sales reflects primarily increased costs to the EDC programs. In addition, EDC margins were negatively impacted by net cumulative catch-up adjustments (loss contracts) of $1.5 million and $444,000 resulting from changes in estimated costs to complete on certain EDC programs for fiscal 2014 and 2013, respectively. Margin in fiscal 2014 was 30.8% as compared to 40% in fiscal 2013. The margin decrease reflects primarily the negative margins on EDC contracts and product mix shipped during fiscal 2014.

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

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2015	2014
Cash and cash equivalents	$16,282,039	$15,214,584
Accounts receivable	$2,394,695	$4,419,863
Current assets	$29,349,475	$36,526,292
Current liabilities	$4,761,257	$7,006,262
Deferred revenue	$756,745	$526,320
Other non-current liabilities (1)	$510,010	$144,724
Quick ratio (2)	3.92	2.80
Current ratio (3)	6.16	5.21

	Twelve Months Ended September 30,
	2015	2014	2013
Cash flow activites:
Net cash (used in) provided by operating activites	$1,401,589	$(712,206)	$(2,152,317)
Net cash used in investing activites	(118,964)	(718,922)	(586,801)
Net cash provided by (used in) financing activites	(215,170)	259,505	(23,852,176)

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

Operating Activities

The Company generated $1.4 million of cash during fiscal 2015 as compared to a use of $0.7 million of cash in operating activities during fiscal 2014. The cash provided by operating activities for the year ended September 30, 2015 resulted primarily from a decrease in accounts receivable and net unbilled receivables of $2.0 million and $2.3 million respectively, partially offset by the decrease in accounts payable, accrued expenses and taxes payable of $1.0 million, $1.3 million and $0.4 million, respectively. Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects. The decrease in unbilled receivables reflects the billing of milestones achieved in the engineering development contract as they near completion in fiscal 2015.

The Company used $0.7 million in operating activities during the year ended September 30, 2014, primarily the result of increases in net unbilled receivables of $0.9 million, inventory of $1.3 million and deferred income taxes of $0.6 million, partially offset by cash provided from increases in accrued expenses of $0.6 million, share-based compensation of $0.6 million and depreciation and amortization of $0.6 million.

The Company used $2.2 million of cash in operating activities during fiscal 2013. The cash used in operating activities for the year ended September 30, 2013 resulted primarily from an increase in unbilled receivables of $4.9 million, partially offset by cash provided from increases in accounts payable and accrued expenses of $2.0 million.

Investing Activities

Cash used in investing activities was $0.1 million, $0.7 million and $0.6 million for fiscal years 2015, 2014 and 2013 respectively, and consisted of spending for production equipment and laboratory test equipment.  The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash used by financing activities was $0.2 million for fiscal year 2015 and consisted primarily from the purchase of treasury stock.

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2015 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating leases	$201,780	$84,968	$116,812	$—	$—
Purchase obligations (1)	498,769	496,512	—	—	2,257
Other liabilities	2,826	—	2,826	—	—
	$703,375	$581,480	$119,638	$—	$2,257

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

Engineering development contract services

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. For contracts that are long-term in nature the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. In certain circumstances, the Company uses the completed contract method for all others contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method.

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

The Company reviews estimates of profit margins for contracts on a quarterly basis. Changes in these underlying estimates because of either revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of income in the period in which the revised estimate is made. Cumulative catch-up adjustments (loss contracts) resulting from changes in estimates are disclosed in the notes to the consolidated financial statements of the Company.

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

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible.  The Company’s current balance of the deferred tax valuation allowance is recorded against the majority of the its federal and state deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2015.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2015, the estimated liability for medical claims incurred but not reported was $80,000. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $119,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2015, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes.  Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for the Company beginning October 1, 2017.  Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

In July 2015, the FASB issued guidance regarding Simplifying the Measurement of Inventory. This guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance will not apply to inventories that are measured by using either the last-in, first-out (“LIFO”) method or the retail inventory method (“RIM”). The guidance is effective for the Company beginning October 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

Management does not believe that the recently issued, but not yet effective, accounting standards noted above could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances

In May 2014, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”.  The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers for the Company to October 1, 2018. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications.  Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal year 2015, 2014, and 2013 net sales outside the United States amounted to $6.6 million, $12.0 million and $4.8 million, respectively.

Item 7A.  Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2015 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $0.1 million. This would result in a net impact on cash of approximately $0.1 million for fiscal 2015.

Item 8.  Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions and Support, Inc.

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

January 14, 2016

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovative Solutions and Support, Inc.

Exton, Pennsylvania

We have audited the accompanying consolidated statements of income, cash flows, and shareholders’ equity of Innovative Solutions and Support, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 20, 2013

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$16,282,039	$15,214,584
Accounts receivable	2,394,695	4,419,863
Unbilled receivables, net	3,920,209	7,425,728
Inventories	4,597,316	5,470,786
Deferred income taxes	933,499	3,245,223
Prepaid expenses and other current assets	1,221,717	750,108

Total current assets	29,349,475	36,526,292

Property and equipment, net	7,095,330	7,467,663
Non-current deferred income taxes	—	57,707
Other assets	168,948	110,848

Total assets	$36,613,753	$44,162,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,435,981	$2,402,652
Accrued expenses	2,568,531	4,077,290
Deferred revenue	756,745	526,320

Total current liabilities	4,761,257	7,006,262

Non-current deferred income taxes	507,184	132,999
Other liabilities	2,826	11,725

Total liabilities	5,271,267	7,150,986

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2015 and 2014	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,756,089 and 18,714,449 issued at September 30, 2015 and 2014, respectively	18,756	18,715

Additional paid-in capital	51,148,722	50,697,497
Retained earnings	818,768	6,684,902
Treasury stock, at cost, 1,846,451 shares at September 30, 2015 and 1,756,807 at September 30, 2014	(20,643,760)	(20,389,590)

Total shareholders’ equity	31,342,486	37,011,524

Total liabilities and shareholders’ equity	$36,613,753	$44,162,510

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30,
	2015	2014	2013
Net sales:
Product	$14,573,475	$29,975,410	$23,459,034
Engineering development contracts	5,493,609	14,119,613	8,108,273
Total net sales	20,067,084	44,095,023	31,567,307

Cost of sales:
Product	8,417,571	15,050,608	10,601,057
Engineering development contracts	4,717,778	15,458,215	8,341,680
Total cost of sales	13,135,349	30,508,823	18,942,737

Gross profit	6,931,735	13,586,200	12,624,570

Operating expenses:
Research and development	2,705,208	2,618,054	2,578,034
Selling, general and administrative	7,847,270	11,111,014	8,119,071
Total operating expenses	10,552,478	13,729,068	10,697,105

Operating income (loss)	(3,620,743)	(142,868)	1,927,465

Interest income	24,804	21,756	41,174
Other income	33,283	37,758	38,120
Income (loss) before income taxes	(3,562,656)	(83,354)	2,006,759

Income tax (benefit) expense	2,303,478	(283,622)	119,842

Net (loss) income	$(5,866,134)	$200,268	$1,886,917

Net (loss) income per common share:
Basic	$(0.35)	$0.01	$0.11
Diluted	$(0.35)	$0.01	$0.11

Cash dividend per share	$—	$—	$1.50

Weighted average shares outstanding:
Basic	16,924,189	16,927,879	16,753,068
Diluted	16,924,189	17,149,106	16,855,854

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2012	$18,329	$47,845,732	$29,605,236	$(20,388,894)	$57,080,403

Share-based compensation	—	678,840	—	—	678,840
Exercise of stock options	255	1,156,039	—	—	1,156,294
Issuance of stock to directors	48	199,960	—	—	200,008
Purchase of treasury stock	—	—	—	(696)	(696)
Dividends	—	—	(25,007,519)	—	(25,007,519)
Net Income	—	—	1,886,917	—	1,886,917

Balance, September 30, 2013	$18,632	$49,880,571	$6,484,634	$(20,389,590)	$35,994,247

Share-based compensation	—	407,391	—	—	407,391
Exercise of stock options	58	259,505	—	—	259,563
Issuance of stock to directors	25	150,030	—	—	150,055
Purchase of treasury stock	—	—	—	—	—
Dividends	—	—	—	—	—
Net income	—	—	200,268	—	200,268

Balance, September 30, 2014	$18,715	$50,697,497	$6,684,902	$(20,389,590)	$37,011,524

Share-based compensation	—	262,314	—	—	262,314
Exercise of stock options	20	38,980	—	—	39,000
Issuance of stock to directors	21	149,931	—	—	149,952
Purchase of treasury stock	—	—	—	(254,170)	(254,170)
Net (loss) income	—	—	(5,866,134)	—	(5,866,134)

Balance, September 30, 2015	$18,756	$51,148,722	$818,768	$(20,643,760)	$31,342,486

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(5,866,134)	$200,268	$1,886,917
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	570,314	576,478	545,620
Share-based compensation expense
Stock options	316,369	660,136	712,395
Stock awards	149,952	150,055	200,008
Tax adjustment from share-based compensation	(54,055)	(252,688)	(33,301)
Provision for loss on unbilled receivables, net of recovery	1,237,841	3,680,679	—
(Gain) loss on disposal of property and equipment	(61,817)	78	(11,536)
Excess and obsolete inventory cost	225,742	196,205	48,450
Deferred income taxes	2,743,616	(648,456)	(215,424)
(Increase) decrease in:
Accounts receivable	2,025,168	69,571	(510,922)
Unbilled receivables	2,267,678	(4,566,965)	(4,944,006)
Inventories	647,728	(1,289,478)	(624,416)
Prepaid expenses and other current assets	(250,331)	(107,899)	(206,002)
Other non-current assets	(75,300)	105,886	(116,333)
Increase (decrease) in:
Accounts payable	(966,671)	30,515	1,232,673
Accrued expenses	(1,323,609)	557,222	744,085
Income taxes payable	(415,328)	(152,608)	118,502
Deferred revenue	230,426	78,795	(979,027)
Net cash provided by (used in) operating activities	1,401,589	(712,206)	(2,152,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(188,509)	(719,523)	(605,301)
Proceeds from the sale of property and equipment	69,545	601	18,500
Net cash (used in) investing activities	(118,964)	(718,922)	(586,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	39,000	259,505	1,156,039
Purchases of treasury stock	(254,170)	—	(696)
Dividend paid	—	—	(25,007,519)
Net cash (provided by used in) financing activities	(215,170)	259,505	(23,852,176)

Net increase (decrease) in cash and cash equivalents	1,067,455	(1,171,623)	(26,591,294)
Cash and cash equivalents, beginning of year	15,214,584	16,386,207	42,977,501

Cash and cash equivalents, end of year	$16,282,039	$15,214,584	$16,386,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$770,000	$250,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Background:

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”) and retrofit applications.  The Company supplies integrated Flight Management Systems (“FMS”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.  The Company continues to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial, commercial air transport, the United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors. Customers include commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, and various OEMs.

2.        Concentrations:

Major Customers and Products

In fiscal 2015, 2014 and 2013, the Company derived 57%, 59% and 64%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $3.5 million, $7.9 million, and $5.9 million as at September 30, 2015, 2014 and 2013, respectively.

In fiscal 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total revenue, respectively. In fiscal 2014, three of the Company’s customers, Pilatus, Eclipse and FedEx, accounted for 17%, 14% and 12% of total sales, respectively. In fiscal 2013, two of the Company’s customers, Eclipse and American Airlines Inc. (“AAI”), accounted for 24% and 14% of total sales, respectively.

Flat panel sales were 98%, 88% and 88% of total sales in the years ended September 30, 2015, 2014 and 2013, respectively. Sales of air data systems and components were 2%, 12% and 12% of total sales for the years ended September 30, 2015, 2014 and 2013, respectively.  Sales to government contractors and agencies accounted for approximately 20%, 39% and 28% of total sales during fiscal years 2015, 2014 and 2013, respectively.  The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience.  Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2015 the Company had one supplier that accounted for 43% of the Company’s total inventory related purchases.  During fiscal 2014 the Company had one supplier that accounted for 15% of the Company’s total inventory related purchases.

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

The Company recorded a charge for impairment for unbilled receivables in the amount of $1.3 million in fiscal 2015 and $3.7 million related to the Delta contract as of September 30, 2014, (See Note 5. Unbilled Receivable in Notes to Consolidated Financial Statements).

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2015 and 2014 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	September 30,
	2015	2014
Raw materials	$3,346,778	$4,389,334
Work-in-process	745,311	905,529
Finished goods	505,227	175,923
	$4,597,316	$5,470,786

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During fiscal 2015, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2015, 2014 or 2013.

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

Estimates of profit margins for contracts are reviewed by the Company on a quarterly basis. Assuming the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contracts. Changes in these underlying estimates due to revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments (loss contracts) if any, resulting from changes in estimates, are included in results of operations and disclosed in the notes to consolidated financial statements.

Customer Service Revenue

The Company enters into sales arrangement with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the fiscal years ended fiscal 2015 and fiscal 2014 are as follows:

	For the Fiscal Year Ended September 30,
	2015	2014

Customer Service Sales	$2,612,626	$2,432,675
Customer Service Cost of Sales	1,096,332	1,152,549
Gross Profit	$1,516,294	$1,280,126

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

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carry-forwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company’s current balance of the deferred tax valuation allowance is recorded against the majority of the its federal and state deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For fiscal 2015, 2014 and 2013 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and 2014, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,410,806	$—	$—

Fair Value Measurement on September 30, 2014
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$13,397,547	$—	$—

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2015.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2015, the estimated liability for medical claims incurred but not reported was $80,000. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $119,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2015, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes.  Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for the Company beginning October 1, 2017.  Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

In July 2015, the FASB issued guidance regarding Simplifying the Measurement of Inventory. This guidance requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The guidance will not apply to inventories that are measured by using either the last-in, first-out (“LIFO”) method or the retail inventory method (“RIM”). The guidance is effective for the Company beginning October 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

In May 2014, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”.  The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued guidance regarding Revenue from Contracts with Customers, Deferral of the Effective Date. This guidance defers the required implementation date specified in Revenue from Contracts with Customers for the Company to October 1, 2018. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

4.  Net Income Per Share:

	For the Fiscal Year Ended September 30,
	2015	2014	2013
Numerator:
Net income	$(5,866,134)	$200,268	$1,886,917
Denominator:
Basic weighted average shares	16,924,189	16,927,879	16,753,068
Dilutive effect of share-based awards	—	221,227	102,786
Diluted weighted average shares	16,924,189	17,149,106	16,855,854

Net income per common share:
Basic	$(0.35)	$0.01	$0.11
Diluted	$(0.35)	$0.01	$0.11

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of September 30, 2015 and 2014, there were 645,168 and 687,168 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.  For fiscal 2015, all options to purchase common stock were excluded from the calculation of earnings per share as their effect would be anti-dilutive. For fiscal years 2014 and 2013, 55,666, and 445,472 options to purchase common stock, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5.  Unbilled Receivables:

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms.  Unbilled receivables are $3.9 million and $7.4 million at September 30, 2015 and 2014, respectively and are net of an impairment of $1.3 million in fiscal 2015 and $3.7 million in fiscal 2014. The fiscal 2014 impairment is related to the Delta contract. (See Note 14. Commitments and Contingencies).  The Company has negotiated and executed a new agreement in January, 2016 with a customer to provide products and services with current technology. Therefore, the fiscal 2015 unbilled receivable is impaired. We expect that this agreement will also result in the extinguishment of our obligation to deliver certain products under the original contract.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $117,000, $1.5 million and $444,000 during fiscal years ended September 30, 2015, 2014 and 2013, respectively.

6. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2015	2014

Prepaid insurance	$290,543	$398,090
Income tax refund receivable	386,869	—
Other	544,305	352,018
	$1,221,717	$750,108

7. Property and Equipment:

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2015	2014

Computer equipment	$2,270,799	$2,292,548
Corporate airplane	3,128,504	3,128,504
Furniture and office equipment	1,056,486	1,063,254
Manufacturing facility	5,733,313	5,728,437
Equipment	5,165,190	5,047,737
Land	1,021,245	1,021,245
	18,375,537	18,281,725
Less accumulated depreciation and amortization	(11,280,207)	(10,814,062)
	$7,095,330	$7,467,663

Depreciation related to property and equipment was approximately $0.6 million in fiscal years 2015 and 2014, and $0.5 million in fiscal 2013.

8. Other Assets:

Other assets consist of the following:

	September 30,	September 30,
	2015	2014
Intangible assets, net of accumulated amortization of $517,037 and $499,837 at September 30, 2015 and September 30, 2014	$83,200	$100,400

Other non-current assets	85,748	10,448
	$168,948	$110,848

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in fiscal 2015, 2014 or 2013.

Total intangible amortization expense was approximately $17,000 in fiscal year 2015, $5,000 in fiscal year 2014 and $0.1 million in fiscal year 2013. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2015 include the security deposit and advance payment of the last month’s rent due under an operating lease for the property located at 180 Gordon Drive, Exton, PA, and a deposit for medical claims required under the Company’s medical plan. As of September 30, 2014, the other non-current assets consisted of the security deposit and advance payment of the last month’s rent due under an operating lease for the property located at 180 Gordon Drive, Exton, PA.

9. Accrued Expenses:

Accrued expenses consist of the following:

	September 30,	September 30,
	2015	2014

Warranty	$878,901	$777,599
Salary, benefits and payroll taxes	537,451	787,277
Professional fees	353,012	431,612
Income taxes payable	—	185,151
Other	799,167	1,895,651
	$2,568,531	$4,077,290

Other accrued expense at September 30, 2015 and 2014 includes $0.6 million and $1.5 million of EDC program costs, respectively.

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

Warranty cost and accrual information for fiscal years ended September 30, 2015 and 2014:

	2015	2014
Warranty accrual as of October 1,	$777,599	$701,456
Accrued expense for fiscal year	290,910	265,362
Warranty cost incurred for fiscal year	(189,608)	(189,219)
Warranty accrual as of September 30,	$878,901	$777,599

11.  Income Taxes:

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2015	2014	2013

Current provision (benefit):
Federal	$(375,936)	$614,729	$432,211
State	(10,146)	363	(2,731)

Total current provision (benefit)	(386,082)	615,092	429,480

Deferred provision (benefit):
Federal	2,598,050	(857,049)	(255,154)
State	91,510	(41,665)	(54,484)

Total deferred provision (benefit)	2,689,560	(898,714)	(309,638)

Total current and deferred provision (benefit)	$2,303,478	$(283,622)	$119,842

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2015	2014	2013

U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	29.6%	(1.3)%
Permanent items	(2.5)%	123.9%	(2.9)%
Research and development tax credits	17.4%	190.4%	(27.4)%
Valuation allowance	(111.0)%	3.9%	(0.8)%
Change in unrecognized tax benefits	(2.6)%	(41.5)%	4.4%

Effective income tax rate	(64.7)%	340.3%	6.0%

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively extended the U.S. R&D Tax Credit through December 31, 2014.  As a result, the Company’s effective income tax rate in fiscal year 2015 reflects an R&D Tax Credit for nine months from the fiscal year ended September 30, 2014 and three months ended December 31, 2014.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2015		2014
	Current	Non Current	Current	Non Current
Deferred tax assets:
Reserves and accruals	$3,181,540	$139,717	$2,880,747	$170,562
Research and development credit	—	1,472,421	396,276	208,384
NOL carryforwards - state	—	1,200,156	5,500	1,237,553
Depreciation	—	(741,736)	—	(795,050)
Stock options	—	678,316	—	630,160
Other	—	897	—	4,105
	3,181,540	2,749,771	3,282,523	1,455,714

Less: Valuation allowance	(2,248,041)	(3,123,487)	(37,300)	(1,398,007)

Total deferred tax assets	933,499	(373,716)	3,245,223	57,707

Deferred tax liabilities:
Depreciation	—	(133,468)	—	(132,999)
Other	—	—	—	—

Total deferred tax liabilities	—	(133,468)	—	(132,999)

Net deferred tax asset (liability)	$933,499	$(507,184)	$3,245,223	$(75,292)

At September 30, 2015, the Company had state NOL carryforwards of $20.1 million, which begin to expire in varying amounts after the fiscal year ending September 30, 2021.  In addition, the Company has federal R&D Tax Credit carryforwards of approximately $1,185,000, which begin to expire in varying amounts after fiscal year ending September 30, 2029, and state R&D Tax Credit carryforwards of $288,000 (net of federal impact), which begin to expire in varying amounts after the fiscal year ending September 30, 2023.

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

At September 30, 2014, the Company had a valuation allowance of $1,435,000 related principally to NOLs of certain state taxing jurisdictions.  At September 30, 2015, the valuation allowance increased by $3,936,000 due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize the majority of its federal and state deferred tax assets. The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2015	2014	2013
Balance at beginning of year	$526,000	$492,000	$403,000
Unrecognized tax benefits related to prior years	—	1,500	—
Unrecognized tax benefits related to current year	125,000	32,500	120,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(36,000)	—	(31,000)

Balance at end of year	$615,000	$526,000	$492,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $615,000, $526,000 and $492,000 at September 30, 2015, 2014 and 2013, respectively.  It is not anticipated that the balance of unrecognized tax benefits at September 30, 2015 will change significantly over the next twelve months.  The balance of unrecognized tax benefits as reflected in the table above at September 30, 2015 are recorded on the balance sheet as a reduction to deferred tax assets, except for approximately $2,000 which is included in Other Liabilities at September 30, 2015.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2015 and 2014, the Company accrued approximately $300 and $1,000, respectively, for the payment of interest, net of tax benefits. There is no accrual recorded for penalties.

For the fiscal year ended September 30, 2015, 2014 and 2013, the Company recognized expense (benefit) of $(2,000), $0 and $(3,000), respectively, for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2012 and thereafter are open years subject to examination by the Internal Revenue Service (“IRS”).  The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company’s income tax return for the year ended September 30, 2010, and no adjustments resulted from this examination.  There are no state income tax examinations in process at this time.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014. However, the impact of these changes were determined to be immaterial to the Company’s consolidated financial statements for the fiscal year ended September 30, 2015.

12.  Savings Plan:

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $104,000, $163,000 and $128,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

13.  Share-Based Compensation:

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $447,000, $810,000 and $912,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was ($35,000), ($253,000) and $(33,000) for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2015, 2014, and 2013 and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2012	376,200	$8.62	$—
Granted	—	—	—
Exercised	(226,800)	4.63	174,112
Cancelled	(4,900)	11.42	—

Outstanding at September 30, 2013	144,500	$12.79	$—
Granted	—	—	—
Exercised	(12,000)	7.40	8,604
Cancelled	(70,500)	16.25	—

Outstanding at September 30, 2014	62,000	$9.91	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(9,000)	16.25	—

Outstanding at September 30, 2015	53,000	$8.83	$—
Vested	53,000	$8.83	$—
Options exercisable at September 30, 2015	53,000	$8.83	$—

In fiscal 2015 and 2014 and 2013, no options were granted under the 1998 Plan. Therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. 12,000 and 226,800 options under the 1998 Plan were exercised in fiscal 2014 and 2013, respectively, and no options were exercised during fiscal 2015.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding As of September 30, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2015	Weighted- Average Exercise Price

$ 0.00	-	$ 5.00	—	—	$—	—	$—
$ 5.01	-	$ 10.00	30,000	2.396	6.270	30,000	6.270
$ 10.01	-	$ 15.00	23,000	0.333	12.166	23,000	12.166
			53,000	1.501	$8.83	53,000	$8.83

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term.  Because no options were granted from the 1998 Plan in fiscal 2015, 2014 and 2013, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0, $0 and $34,000 for fiscal years ended September 30, 2015, 2014 and 2013, respectively.

At September 30, 2015, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2016.

Restricted Plan

The Restricted Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. It provided for an annual award of non-vested stock having a fair market value of $40,000 at the close of business on October 1 of each year for all eligible non-employee directors. The stock awards vested and were issued in four quarterly installments during the fiscal year provided the director continued to serve on the board on the quarterly issue date. The last awards under the

Restricted Plan were made in 2010, and no further shares remain to be awarded under this Plan.  However, the Company continued to make an annual grant of non-vested stock under the 2009 Plan.  There were no expenses associated with the grant of non-vested stock to non-employee directors under the Restricted Plan for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At September 30, 2015 there were 347,755 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for fiscal years ended September 30, 2015, 2014 and 2013, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2012	460,000	$4.45	$—
Granted	250,000	4.06	—
Exercised	(27,999)	3.78	118,802
Cancelled	(1,667)	3.78	—

Outstanding at September 30, 2013	680,334	$3.32	$—
Granted	—	—	—
Exercised	(44,666)	3.78	178,823
Cancelled	(10,500)	3.78	—

Outstanding at September 30, 2014	625,168	$3.28	$3,153,696
Granted	—	—	—
Exercised	(20,000)	1.95	15,200
Cancelled	(13,000)	2.37	—

Outstanding at September 30, 2015	592,168	$3.35	$—
Vested and expected to vest	592,168	$3.35	$—
Options exercisable at September 30, 2015	508,834	$3.23	$—

The following table summarizes information about stock options under the 2009 Plan at September 30, 2015:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2015	Weighted- Average Exercise Price

$ 0.00 - $ 5.00	592,168	6.7	$3.35	508,834	$3.23

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

Below are the fair value assumptions used to record compensation expense, related to the 2009 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2015 (1)	2014 (1)	2013
Expected dividend rate	—	—	—
Expected volatility	—%	—%	64.6%
Weighted average risk-free interest rate	—%	—%	1.0%
Expected lives (years)	—	—	7.6

(1) The Company did not grant any options in fiscal 2015 and fiscal 2014.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $316,000, $660,000 and $678,000 for fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was $191,847, $200,000 and $200,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

At September 30, 2015, unrecognized compensation expense of approximately $68,000, net of forfeitures, related to non-vested stock options under the 2009 Plan, is expected to be recognized over a period of approximately two years.

14.  Commitments and Contingencies:

Operating Leases

Rent expense under operating leases totaled $73,000, $69,000 and $39,000 for the years ended September 30, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases are $85,000, $77,000 and $40,000 for the years ended September 30, 2016, 2017 and 2018, respectively.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.  The purchase obligations on open purchase orders were $0.5 million, $2.1 million and $3.8 million as of September 30, 2015, 2014 and 2013, respectively.

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

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties are presently engaged in fact discovery. The outcome of the litigation is not determinable. The Company had $3.7 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2014 both of which are fully reserved.

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

15.  Related Party Transactions:

The Company incurred legal fees of $114,000, $99,000 and $45,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively with a law firm which is a shareholder of the Company.

For the years ended September 30, 2015, 2014 and 2013, respectively, the Company incurred service fees of $11,000, $6,000, and $4,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company’s Chairman and Chief Executive Officer.

16.  Quarterly Financial Data (unaudited):

Summarized quarterly results of operations of the Company for the years ended September 30, 2015 and September 30, 2014 are presented below:

	Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,724,255	$5,286,050	$4,919,690	$3,137,089
Cost of sales	3,962,450	3,702,654	2,988,045	2,482,200
Gross profit	2,761,805	1,583,396	1,931,645	654,889
Operating income (loss)	166,315	(637,965)	(264,862)	(2,884,231)
Net income (loss)	593,742	(364,091)	(3,531,973)	(2,563,812)

Net income (loss) per common share
Basic	$0.04	$(0.02)	$(0.21)	$(0.15)
Diluted	$0.03	$(0.02)	$(0.21)	$(0.15)

	Fiscal Year Ended September 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$11,105,811	$12,495,016	$10,575,976	$9,918,221
Cost of sales	7,325,375	8,709,891	7,413,849	7,059,709
Gross profit	3,780,436	3,785,125	3,162,127	2,858,512
Operating income	1,408,624	1,089,640	659,901	(3,301,032)
Net income	1,008,596	784,217	497,030	(2,089,575)

Net income per common share
Basic	$0.06	$0.05	$0.03	$(0.12)
Diluted	$0.06	$0.05	$0.03	$(0.12)

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period.  As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

17.  Business Segments:

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers, and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States.  During fiscal 2015, 2014 and 2013, IS&S derived 98%, 88% and 88%, respectively, of its total revenues from the sale of FPDS.  During fiscal 2015, 2014 and 2013, the Company derived 2%, 12% and 12%, respectively, of total revenues from the sale of air data systems related products.  During fiscal 2015, 2014 and 2013, the Company derived 27%, 32% and 26%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal years 2015, 2014 and 2013, net sales outside the United States amounted to $6.6 million, $12.0 million and $4.8 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components.  During fiscal 2015, 2014 and 2013, the Company derived 98%, 88% and 88%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

18.  Subsequent Events:

In January 2016 the Company negotiated changes to its arrangement with a customer whereby $1.3 million of unbilled receivables and our obligations associated with certain product deliverables were cancelled.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.  Controls and procedures

(a)   An evaluation was performed under supervision and with participation of the Company’s management, including its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on that evaluation and in light of the material weakness described below, the Company and its management, including the CEO and CFO concluded that disclosure controls and procedures were not effective as of September 30, 2015. In response management, performed additional analyses and other procedures to ensure that the Company’s financial statements included herein were prepared in accordance with GAAP. These measures included, among other things, the remediation steps with respect to the material weakness identified as described below under “—Management’s report on internal control over financial reporting.” As a result of these and other expanded procedures, the Company concluded that the financial statements included herein present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b)   Management’s annual report on internal control over financial reporting are set forth below on this Annual Report on Form 10-K.

(c)   Except as described below under “—Management’s report on internal control over financial reporting,” there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting

Management of Innovative Solutions & Support, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer and intended to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that are intended to (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management identified, as of September 30, 2015, deficiencies in the design and operation of the Company’s internal control over financial reporting that constituted a material weakness in its internal control over financial reporting.  As a result of the material weakness identified, management concluded that internal control over financial reporting was not effective as of September 30, 2015.  The material weakness identified was that the Company did not maintain adequate controls over percentage-of-completion accounting of fixed-price contracts and allocation of related costs.  Specifically, the Company did not maintain effective controls to evaluate whether revenue recognized using the percentage-of-completion accounting was adequately designed and executed to support the accurate reporting of revenue, receivables and project related costs.

In response to this material weakness, the Company has improved and intends to improve its controls to ensure the accurate and timely reporting of revenue receivables and related project costs, including (i) implementing procedures to identify and evaluate customer contracts and utilize the correct revenue recognition method in a timely fashion. (ii) strengthening quarterly review processes to ensure proper recognition of revenue and related cost and (iii) utilize third-party accounting experts to assist the Company in the proper application of accounting principles to percentage-of-completion customer contracts.  However, the Company cannot assure you that it will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weaknesses described above. The Company also cannot assure you that it has identified all of its existing material weaknesses, or that it will not in the future have additional material weaknesses.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2015.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)

Equity compensation plans approved by security holders	645,168	$3.80	347,755

Equity compensation plans not approved by security holders	—	$—	—

The Restricted Stock Plan for non-employee directors was approved by shareholders at the Company’s February 26, 2004 Annual Meeting of Shareholders. The Plan called for an annual award of restricted stock having a fair market value of $25,000 as of the close of business on October 1 of the current fiscal year for all eligible non-employee directors.  In fiscal year 2005 the annual award was increased to $40,000 effective the fourth quarter of the fiscal year.  The stock was awarded in four installments quarterly during the fiscal year provided the director was still serving on the board on the quarterly issue date.  The last awards under the Restricted Plan were made in 2010, and there are no further shares to award under this Plan.  However, the Company continued to make an annual grant of restricted shares under the 2009 Plan.  Total share-based compensation expense for non-employee directors was $200,000, $200,000 and $200,000 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. In the fiscal years ended September 30, 2015, 2014 and 2013, awards to the Company’s non-employee directors under the Plan were 21,640, 12,890 and 48,215 shares respectively.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Bylaws of IS&S. (7)
10.1	IS&S 1988 Incentive Stock Option Plan. (1) (3)
10.2	IS&S 1998 Stock Option Plan. (1) (4)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (10)

21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
23.2	Consent of Deloitte & Touche
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment to the IS&S 1998 Stock Option Plan. (1) (8)

101	XBRL Instance Document (9)
101.INS	XBRL Taxonomy Extension Scheme Document (9)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (9)
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document (9)
101.DEF.	XBRL Taxonomy Extension Label Linkbase Document (9)
101.LAB.	XBRL Taxonomy Extension Presentation Linkbase Document (9)
101.PRE.

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

Dated: January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY S. M HEDRICK	Chairman & Chief Executive Officer	January 14, 2016
Geoffrey S. M. Hedrick

/s/ SHAHRAM ASKARPOUR	President	January 14, 2016
Shahram Askarpour

/s/ RELLAND WINAND	Chief Financial Officer (Principal Accounting Officer)	January 14, 2016
Relland Winand

/s/ GLEN R. BRESSNER	Director	January 14, 2016
Glen R. Bressner

/s/ WINSTON J. CHURCHILL	Director	January 14, 2016
Winston J. Churchill

/s/ ROBERT E. MITTELSTAEDT, JR.	Director	January 14, 2016
Robert E. Mittelstaedt, Jr.

/s/ ROBERT H. RAU	Director	January 14, 2016
Robert H. Rau