Form 10-Q
period 2015-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2016-02-16
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 29, 2016, there were 16,966,014 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2015

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,273,491	$16,282,039
Accounts receivable	5,346,678	2,394,695
Unbilled receivables, net	2,686,324	3,920,209
Inventories	4,523,910	4,597,316
Deferred income taxes	933,499	933,499
Prepaid expenses and other current assets	928,344	1,221,717

Total current assets	30,692,246	29,349,475

Property and equipment, net	7,047,627	7,095,330
Other assets	168,948	168,948

Total assets	$37,908,821	$36,613,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,570,818	$1,435,981
Accrued expenses	2,907,006	2,568,531
Deferred revenue	738,443	756,745

Total current liabilities	6,216,267	4,761,257

Non-current deferred income taxes	507,184	507,184
Other liabilities	2,826	2,826

Total liabilities	6,726,277	5,271,267

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2015 and September 30, 2015	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,756,089 issued at December 31, 2015 and September 30, 2015, respectively	18,756	18,756

Additional paid-in capital	51,204,218	51,148,722
Retained earnings	603,330	818,768
Treasury stock, at cost, 1,846,451 shares at December 31, 2015 and September 30, 2015	(20,643,760)	(20,643,760)

Total shareholders’ equity	31,182,544	31,342,486

Total liabilities and shareholders’ equity	$37,908,821	$36,613,753

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2015	2014
Net sales:
Product	$5,940,410	$4,549,520
Engineering development contracts	643,168	2,174,735
Total net sales	6,583,578	6,724,255

Cost of sales:
Product	2,908,957	2,241,553
Engineering development contracts	358,810	1,720,897
Total cost of sales	3,267,767	3,962,450

Gross profit	3,315,811	2,761,805

Operating expenses:
Research and development	931,600	654,999
Selling, general and administrative	2,692,944	1,940,491
Total operating expenses	3,624,544	2,595,490

Operating (loss) income	(308,733)	166,315

Interest income	7,025	5,885
Other income	32,410	10,822
(Loss) income before income taxes	(269,298)	183,022

Income tax benefit	(53,860)	(410,720)

Net (loss) income	$(215,438)	$593,742

Net (loss) income per common share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	16,909,638	16,955,726
Diluted	16,909,638	17,040,681

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31 ,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(215,438)	$593,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113,770	140,026
Share-based compensation expense:
Stock options	55,496	104,645
Stock awards	—	149,952
Tax adjustment from share-based compensation	—	(41,904)
Recovery of loss on unbilled receivables	—	(58,903)
(Gain) loss on disposal of property and equipment	(563)	(8,800)
Excess and obsolete inventory cost	—	27,186
Deferred income taxes	—	(431,153)
(Increase) decrease in:
Accounts receivable	(2,951,983)	(138,608)
Unbilled receivables, net	1,233,885	646,964
Inventories	73,406	167,450
Prepaid expenses and other current assets	293,373	(44,358)
Increase (decrease) in:
Accounts payable	1,134,837	(731,985)
Accrued expenses	338,475	(1,042,443)
Income taxes payable/receivable	—	(127,663)
Deferred revenue	(18,302)	70,319
Net cash provided by (used in) operating activities	56,956	(725,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66,067)	(35,032)
Proceeds from the sale of property and equipment	563	8,800
Net cash (used in) investing activities	(65,504)	(26,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	—	(254,170)
Net cash (used in) financing activities	—	(254,170)

Net (decrease) in cash and cash equivalents	(8,548)	(1,005,935)
Cash and cash equivalents, beginning of year	16,282,039	15,214,584

Cash and cash equivalents, end of period	$16,273,491	$14,208,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$190,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2015 and September 30, 2015 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded during the three months ended December 31, 2015 or 2014, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and September 30, 2015, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$15,412,805	$—	$—

Fair Value Measurement on September 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,410,806	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the three months ended December 31, 2015 or 2014.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three months ended December 31, 2015 and 2014, respectively are as follows:

	For the Three Months Ended December 31,
	2015	2014

Customer Service Sales	$697,890	$504,181
Customer Service Cost of Sales	283,239	298,809
Gross Profit	$414,651	$205,372

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

At the end of each interim reporting period, ASC 740-270 generally requires the Company to prepare an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income or loss for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods. For the three month period ended December 31, 2015, the Company was required to modify this approach and the tax benefit recognized was limited to the amount expected to be realized on the year-to-date loss.

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

In the three month period ended December 31, 2015, a valuation allowance was recorded on a majority of the Company’s federal and state deferred tax assets, net of liabilities, due to uncertainty with respect to the Company’s ability to generate sufficient future taxable income to realize such deferred tax assets.  The remaining amount of the Company’s recognized deferred tax assets are related to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.  The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At December 31, 2015, approximately 34% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ended December 31, 2015 and 2014, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2015. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2015 and September 30, 2015, the estimated liability for medical claims incurred but not reported was $73,900 and $80,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $127,500 and $119,000 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2015 and September 30, 2015, respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2015, three customers, DHL Aviation Services (“DHL”), ABX Air (“ABX”) and the DoD accounted for 23%, 18% and 12% of net sales, respectively.  For the three months ended December 31, 2014, three customers, Pilatus Aircraft Limited (“Pilatus”), the DoD, and Eclipse Aerospace, Inc. (“Eclipse”) accounted for 25%, 23% and 11% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2015, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2014 the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The Company had allowances for doubtful accounts for unbilled receivables in the amount of $1.3 million related to certain customer contracts and in the amount of $3.6 million related to the Delta contract as of both December 31, 2015 and September 30, 2015 (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

Recent Accounting Pronouncements

In November 2015, the FASB issued guidance regarding Balance Sheet Classification of Deferred Taxes. Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for the Company beginning October 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its financial statements disclosure.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $1.3 million related to a certain customer contract and an impairment of $3.6 million related to the Delta contract at December 31, 2015 and September 30, 2015 respectively, were $2.7 million and $3.9 million at December 31, 2015 and September 30, 2015, respectively.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $46,000 for the three months ended December 31, 2015. Cumulative catch-up adjustments resulting from changes in estimates reduced operating income by $366,000 for the three months ended December 31, 2014.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2015	2015

Raw materials	$3,626,433	$3,346,778
Work-in-process	635,826	745,311
Finished goods	261,651	505,227
	$4,523,910	$4,597,316

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2015	2015

Prepaid insurance	$127,902	$290,543
Income tax refund receivable	440,729	386,869
Other	359,713	544,305
	$928,344	$1,221,717

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2015	2015

Land	$1,021,245	$1,021,245
Computer equipment	2,261,643	2,270,799
Corporate airplane	3,194,571	3,128,504
Furniture and office equipment	1,052,284	1,056,486
Manufacturing facility	5,733,313	5,733,313
Equipment	5,165,190	5,165,190
	18,428,246	18,375,537
Less: accumulated depreciation and amortization	(11,380,619)	(11,280,207)
	$7,047,627	$7,095,330

Depreciation and amortization related to property and equipment was approximately $114,000 and $135,000 for the three months ended December 31, 2015 and 2014, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2015	2015
Intangible assets, net of accumulated amortization of $517,037 at December 31, 2015 and September 30, 2015	$83,200	$83,200
Other non-current assets	85,748	85,748
	$168,948	$168,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the three months ended December 31, 2015 and 2014.

Total amortization expense was approximately $0 and $5,000 for the three months ended December 31, 2015 and 2014, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2015	2015

Warranty	$987,947	$878,901
Salary, benefits and payroll taxes	369,540	537,451
Professional fees	681,321	353,012
Other, including losses on contracts	868,198	799,167
	$2,907,006	$2,568,531

Other accrued expense at December 31, 2015 and September 30, 2015 includes $0.5 million and $0.6 million of EDC program costs, respectively.

Warranty cost and accrual information for the three months ended December 31, 2015 is highlighted below:

Three Months Ending
December 31, 2015

Warranty accrual, beginning of period	$878,901
Accrued expense	222,362
Warranty cost	(113,316)
Warranty accrual, end of period	$987,947

3. Income Taxes

The income tax benefit for the three months ended December 31, 2015 was $54,000 as compared to an income tax benefit of $411,000 for the three month ended December 31, 2014.

The effective tax rate for the three months ended December 31, 2015 was 20%.  The effective tax rate for the three months ended December 31, 2015 differs from the statutory rate due to the limitation in the amount of tax benefit that may be realized.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was enacted.  This legislation retroactively extended various temporary tax provisions which expired on December 31, 2014, including the permanent extension of the R&D Tax Credit. No income tax benefit was recorded in the period on the retroactive benefit for the period from January 1, 2015 to September 30, 2015 due to the uncertainty on the Company’s ability to generate future taxable income.

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

In the period ended June 30, 2015, a valuation allowance was recorded on a majority of the Company’s federal and state deferred tax assets, net of liabilities, due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize such deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.  The Company will continue to maintain the balance of the valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it no longer is more likely than not that these net state deferred tax assets will not be realized in future periods.

On September 13, 2014, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014.  However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the three months ended December 31, 2015 and 2014.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2015, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $55,000 and $255,000 for the three months ended December 31, 2015 and 2014, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was $0 and ($42,000) for the three months ended December 31, 2015 and 2014, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the three months ended December 31, 2015 and 2014.

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

There was no compensation expense under the Restricted Plan for the three months ended December 31, 2015 and 2014.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2015, there were 380,755 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the valuation date and the timing of the issuance of the awards of non-vested shares of common stock to each eligible non-employee director under the 2009 Plan.  Effective January 1, 2015, the awards had a fair market value of $40,000 each at the close of business on the first business day after January 1 of each calendar year and will be issued on the first business day of the next year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $55,000 and $105,000 for the three months ended December 31, 2015 and 2014, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $0 and $150,000 for the three months ended December 31, 2015 and 2014, respectively. Total compensation expense associated with the 2009 Plan was $55,000 and $255,000 for the three months ended December 31, 2015 and 2014, respectively.

Stock repurchase program

On April 16, 2015, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013) which allows the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. During the three months ended December 31, 2015, the Company did not purchase any shares of its common stock under the program.

5. Earnings Per Share

	Three Months Ended December 31,
	2015	2014
Numerator:
Net income (loss)	$(215,438)	$593,742
Denominator:
Basic weighted average shares	16,909,638	16,955,726
Dilutive effect of share-based awards	—	84,955
Diluted weighted average shares	16,909,638	17,040,681

Earnings per common share:
Basic EPS	$(0.01)	$0.04
Diluted EPS	$(0.01)	$0.03

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2015 and 2014, there were 611,168 and 682,668 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2015 and 2014, respectively, 395,081 and 404,380 diluted weighted —average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties are presently engaged in discovery. The outcome of the litigation is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2015 both of which are fully reserved.

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

7. Subsequent Event

In January 2016, the Company negotiated changes to its agreement with a customer whereby $1.3 million of unbilled receivables and our obligations associated with certain product deliverables were cancelled. The bad debt expense related to the impairment of the unbilled receivable was recognized in the Company’s September 30, 2015 audited financial statements. The Company expects that this agreement will result in approximately $1.2 million positive impact to the statement of operations in the quarter ending March 31, 2016 resulting from a reversal of a $1.2 million liability comprised of deferred revenue and a contract loss accrual.

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties, and other factors could cause actual results, performance, financial condition, cash flows, prospects, and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties, and other factors include those set forth in Item 1A (Risk Factors) of Innovative Solutions and Support, Inc.’s (the “Company” or “IS&S”) Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on January 14, 2016 and the following factors:

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2015. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2015 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND MONTHS ENDED
December 31, 2015 AND 2014

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2015	2014
Net sales:
Product	90.2%	67.7%
Engineering development contracts	9.8%	32.3%
Total net sales	100.0%	100.0%

Cost of sales:
Product	44.2%	33.3%
Engineering development contracts	5.4%	25.6%
Total cost of sales	49.6%	58.9%

Gross profit	50.4%	41.1%

Operating expenses:
Research and development	14.2%	9.7%
Selling, general and administrative	40.9%	28.9%
Total operating expenses	55.1%	38.6%

Operating (loss) income	(4.7)%	2.5%

Interest income	0.1%	0.1%
Other income	0.5%	0.1%
(Loss) income before income taxes	(4.1)%	2.7%

Income tax (benefit)	(0.8)%	(6.1)%

Net (loss) income	(3.3)%	8.8%

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Net sales. Net sales were $6.6 million for the three months ended December 31, 2015 compared to $6.7 million for the three months ended December 31, 2014, a decrease of 1%.  Product sales increased $1.4 million in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and EDC sales decreased $1.6 million from the same period in the prior year.  Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial transport customers and commercial subcontractors, partially offset by reduced DoD business. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion.

Cost of sales. Cost of sales decreased $0.7 million, or 18%, to $3.3 million, or 49.7% of net sales, in the three months ended December 31, 2015, compared to $4.0 million, or 58.9% of net sales, in the three months ended December 31, 2014. The decrease in cost of sales was primarily the result of a decrease in EDC sales volume for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.  The Company’s overall gross margin was 50.3% and 41.1% for the quarters ended December 31, 2015 and 2014, respectively.  This increase primarily reflects a gross margin on the EDC programs of 44% for the three months ended December 31, 2015 versus a gross margin of 20.9% for the three months ended December 31, 2014. The gross margin for the three months ended December 31, 2015 reflects the receipt of a high margin EDC modification.

Research and development. R&D expense increased by $0.2 million to $0.9 million for the three month periods ended December 31, 2015 versus $0.7 million for the three months ended December 31, 2014. R&D expense represented 14.2% and 9.7% of net sales in such periods, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $0.8 million to $2.7 million in the three months ended December 31, 2015 from $ 1.9 million in the three months ended December 31, 2014.  The increase in selling, general, and administrative expense in the three month period was primarily the result of higher legal fees related to the litigation arising from the purported termination of the Delta contract, increased audit fees relative to the FY 2015 audit and increased business development costs reflecting increased marketing efforts. These increases were partially offset by reduced compensation expense. As a percentage of net sales, selling, general and administrative expenses increased to 40.9% of net sales in the three months ended December 31, 2015 from 28.9% of net sales in the three months ended December 31, 2014.

Interest income. Interest income increased to $7,000 in the three months ended December 31, 2015 from $6,000 in the three months ended December 31, 2014, mainly a result of higher average cash balances as of December 31, 2015.

Other income. Other income was $32,000 in the three months ended December 31, 2015 and $11,000 for the three months ended December 31, 2014.  Other income is mainly composed of royalties earned during each of the quarters ended December 31, 2015 and December 31, 2014.

Income tax expense. The income tax benefit for the three months ended December 31, 2015 was $54,000 compared to tax benefit of $411,000 for the three months ended December 31, 2014.  The effective tax rate for the three months ended December 31, 2015 was 20.0%.

The effective tax rate benefit for the three months ended December 31, 2014 was 224%.  The effective tax rate for the three months ended December 31, 2014 differs from the statutory rate primarily because of the retroactive extension of the Federal Research and Development Tax Credit (“R&D Tax Credit”) and the Domestic Production Activities Deduction (“DPAD”).  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014 as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.  In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the three months ended December 31, 2014.

Net (loss) income.  The Company reported a net loss for the three months ended December 31, 2015 of $0.2 million compared to net income of $0.6 million for the three months ended December 31, 2014.  On a diluted basis, the loss per share was $0.01 for the three months ended December 31, 2015 compared to income per share of $0.03 for the three months ended December 31, 2014.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2015	2015
Cash and cash equivalents	$16,273,491	$16,282,039
Accounts receivable	5,346,678	2,394,695
Current assets	30,692,246	29,349,475
Current liabilities	6,216,267	4,761,257
Deferred revenue	738,443	756,745
Total debt and other non-current liabilities (1)	510,010	510,010
Quick ratio (2)	3.48	3.92
Current ratio (3)	4.94	6.16

	Three Months Ended December 31,
	2015	2014
Cash flow activites:
Net cash provided by (used in) operating activites	$56,956	$(725,533)
Net cash (used in) investing activites	(65,504)	(26,232)
Net cash (used in) provided by financing activites	—	(254,170)

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

Operating activities

Cash generated for the three months ended December 31, 2015 resulted primarily from the net effect of decreases of prepaid expenses and other current assets of $0.3 million, unbilled receivables of $1.2 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, and an increase to accounts payable and accrued expenses of $1.5 million. These increases were offset by an increase of accounts receivable of $3.0 million.

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

Investing activities

Cash used in investing activities was $0.1 and $0 million for the three months ended December 31, 2015 and 2014, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 for the three months ended December 31, 2015.  Net cash used by financing activities was $0.3 million for the three months ended and December 31, 2014 and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

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

Backlog

Backlog activity for the three months ended December 31, 2015 (in thousands):

Three Months Ended
December 31, 2015

Backlog, beginning of period	$7,601
Bookings, net	12,290
Recognized in revenue	(6,584)
Backlog, end of period	$13,307

At December 31, 2015 and September 30, 2015, the Company’s backlog was $13.3 million and $7.6 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $5.7 million increase in backlog was the result of $12.3 million in net new business orders, offset by $6.6 million of sales recognized for the three months ended December 31, 2015. At December 31, 2015, approximately 99% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ended December 31, 2015 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $41,000 with a resulting impact on cash flows of approximately $41,000 for the three months ended December 31, 2015.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of December 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 due to the existence of a material weakness as described below. In response management, performed additional analyses and other procedures to ensure that the Company’s financial statements included herein were prepared in accordance with GAAP. These measures included, among other things, the remediation steps with respect to the material weakness identified as described below under “Item 4. Control Procedures (b).”

(b)         As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, management had concluded that there was a material weakness in its control over financial reporting attributable to a lack of adequate controls over the percentage-of-completion accounting of fixed price contracts and allocation of related costs. Specifically, the

Company did not design, implement and maintain effective controls to support the accurate reporting of revenue, receivables and project related costs with respect to revenue recognized using the percentage-of-completion method.

In response to this issue, management (i) implemented procedures and controls to identify and evaluate customer contracts to ensure the accurate and timely reporting of revenue receivables and related project costs, (ii) strengthened the quarterly review processes to ensure proper recognition of revenue and (iii) utilize third-party accounting experts to assist the Company in the proper application of accounting principles to percentage-of-completion customer contracts.  However, the Company cannot assure you that it will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weaknesses described above. The Company also cannot assure that it has identified all of its existing material weaknesses, or that it will not in the future have additional material weaknesses.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2015.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 16, 2016	By:
/s/ Relland Winand
RELLAND WINAND
CHIEF FINANCIAL OFFICER