Form 10-Q
period 2016-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2016-05-16
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 16,966,014 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,207,882	$16,282,039
Accounts receivable	6,584,316	2,394,695
Unbilled receivables, net	1,725,273	3,920,209
Inventories	4,071,347	4,597,316
Deferred income taxes	479,320	933,499
Prepaid expenses and other current assets	1,429,040	1,221,717

Total current assets	31,497,178	29,349,475

Property and equipment, net	6,943,414	7,095,330
Other assets	164,148	168,948

Total assets	$38,604,740	$36,613,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,262,903	$1,435,981
Accrued expenses	2,582,274	2,568,531
Deferred revenue	342,001	756,745

Total current liabilities	5,187,178	4,761,257

Non-current deferred income taxes	457,943	507,184
Other liabilities	2,865	2,826

Total liabilities	5,647,986	5,271,267

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2016 and September 30, 2015	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,812,465 and 18,756, 089 issued at March 31, 2016 and September 30, 2015, respectively	18,813	18,756

Additional paid-in capital	51,400,058	51,148,722
Retained earnings	2,181,643	818,768
Treasury stock, at cost, 1,846,451 shares at March 31, 2016 and September 30, 2015	(20,643,760)	(20,643,760)

Total shareholders’ equity	32,956,754	31,342,486

Total liabilities and shareholders’ equity	$38,604,740	$36,613,753

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales:
Product	$8,455,235	$3,487,933	$14,395,646	$8,037,453
Engineering development contracts	205,747	1,798,117	848,915	3,972,853
Total net sales	8,660,982	5,286,050	15,244,561	12,010,306

Cost of sales:
Product	3,061,780	2,376,434	5,970,738	4,617,987
Engineering development contracts	(304,145)	1,326,220	54,665	3,047,118
Total cost of sales	2,757,635	3,702,654	6,025,403	7,665,105

Gross profit	5,903,347	1,583,396	9,219,158	4,345,201

Operating expenses:
Research and development	1,337,616	647,473	2,269,216	1,302,472
Selling, general and administrative	2,592,615	1,573,888	5,285,559	3,514,379
Total operating expenses	3,930,231	2,221,361	7,554,775	4,816,851

Operating income (loss)	1,973,116	(637,965)	1,664,383	(471,650)

Interest income	8,340	6,013	15,366	11,898
Other income	26,623	9,407	59,032	20,229
Income (loss) before income taxes	2,008,079	(622,545)	1,738,781	(439,523)

Income tax expense (benefit)	429,766	(258,454)	375,906	(669,174)

Net income (loss)	$1,578,313	$(364,091)	$1,362,875	$229,651

Net income (loss) per common share:
Basic	$0.09	$(0.02)	$0.08	$0.01
Diluted	$0.09	$(0.02)	$0.08	$0.01

Weighted average shares outstanding:
Basic	16,925,719	16,925,028	16,917,679	16,940,377
Diluted	17,018,161	16,925,028	17,009,299	17,043,735

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31 ,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,362,875	$229,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232,265	287,874
Share-based compensation expense:
Stock options	68,172	200,230
Stock awards	183,222	149,952
Tax adjustment from share-based compensation	—	(47,221)
Recovery of loss on unbilled receivables	—	(62,159)
(Gain) loss on disposal of property and equipment	(563)	(15,723)
Excess and obsolete inventory cost	—	217,832
Deferred income taxes	404,938	(575,614)
(Increase) decrease in:
Accounts receivable	(4,190,166)	1,028,911
Unbilled receivables, net	2,194,936	1,627,931
Inventories	525,969	633,713
Prepaid expenses and other current assets	(207,323)	(74,417)
Other non-current assets	—	(71,800)
Increase (decrease) in:
Accounts payable	826,922	(1,363,070)
Accrued expenses	13,743	(1,400,897)
Income taxes payable/receivable	39	(236,339)
Deferred revenue	(414,744)	234,527
Net cash provided by operating activities	1,000,285	763,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,550)	(171,474)
Proceeds from the sale of property and equipment	1,108	15,900
Net cash (used in) investing activities	(74,442)	(155,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	—	(254,170)
Net cash (used in) financing activities	—	(254,170)

Net increase in cash and cash equivalents	925,843	353,637
Cash and cash equivalents, beginning of year	16,282,039	15,214,584

Cash and cash equivalents, end of period	$17,207,882	$15,568,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$190,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2016 and September 30, 2015 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded for this asset during the six months ended March 31, 2016 or 2015, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and September 30, 2015, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$15,916,083	$—	$—

Fair Value Measurement on September 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,410,806	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the six months ended March 31, 2016 or 2015.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large flat-panel display systems, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statements of operations.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and six months ended March 31, 2016 and 2015, respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015

Customer Service Sales	$981,764	$652,401	$1,679,654	$1,156,581
Customer Service Cost of Sales	306,135	255,284	578,605	556,401
Gross Profit	$675,629	$397,117	$1,101,049	$600,180

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

In the period ended June 30, 2015, a valuation allowance was recorded on a majority of the Company’s federal and state deferred tax assets, net of liabilities, due to uncertainty with respect to the Company’s ability to generate sufficient future taxable income to realize such deferred tax assets. The remaining amount of the Company’s recognized deferred tax assets were related to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.

For the six months ended March 31, 2016, the valuation allowance was reduced due to the current year profitability of the Company which represents an additional source of taxable income to realize certain federal and state deferred tax assets. The Company will continue to maintain a valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it no longer is more likely than not that these net federal and state deferred tax assets will not be realized in future periods.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At March 31, 2016, approximately 35% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and six months ended March 31, 2016 and 2015, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2016. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2016 and September 30, 2015, the estimated liability for medical claims incurred but not reported was $65,000 and $80,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $229,000 and $119,000 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2016 and September 30, 2015, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2016, three customers, Jet2.com Limited, a subsidiary of Dart Group PLC (“Jet2”), DHL Aviation Services (“DHL”) and FedEx Corporation (“Fed Ex”), accounted for 29%, 16% and 15% of net sales, respectively.  During the six months ended March 31, 2016, two customers, Jet2 and DHL accounted for 20% and 19% of net sales, respectively.

For the three months ended March 31, 2015, four customers, Pilatus Aircraft Limited (“Pilatus”), Eclipse Aerospace, Inc. (“Eclipse”), iAccess Technologies, Inc. (“iAccess”) and Icelandair, Inc. accounted for 33%, 22%, 12% and 10% of net sales, respectively. During the six months ended March 31, 2015, four customers, Pilatus, Eclipse, the DoD and iAccess accounted for 28%, 16%, 14% and 11% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers.  Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2016, the Company had two suppliers and one supplier respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

As of March 31, 2016, the Company had allowances for doubtful accounts for unbilled receivables in the amount of $3.6 million related to the Delta contract (see “Note 6, Contingencies” for a description of the Delta contract). As of September 30, 2015, the Company had allowances for doubtful accounts for unbilled receivables of $1.3 million related to a certain customer contract and $3.6 million related to the Delta contract. In January 2016, the Company negotiated changes to its agreement with a customer whereby $1.3 million of unbilled receivables previously charged to bad debt expense in the quarter ended September 30, 2015 were cancelled. (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is assessing the impact the adoption of ASU 2016-09 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact the adoption of ASU 2016-02 will have on its financial statements.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $3.6 million related to the Delta contract at March 31, 2016 were $1.7 million.  Unbilled receivables, net of progress payments and an impairment of $1.3 million related to a certain customer and an impairment of $3.6 million related to the Delta contract at September 30, 2015 were $3.9 million. The Company negotiated changes to its agreement with a customer in January 2016 whereby the $1.3 million of unbilled receivables previously charged to bad debt expense in the quarter ended September 30, 2015 were cancelled.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $398,000 for the three months ended March 31, 2016 and increased operating income by $352,000 for the six months ended March 31, 2016. These increases to operating income are primarily related to reversals of loss accruals due to the cancellation of certain product deliverables as negotiated with a certain customer in January, 2016.  Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $354,000 and $720,000 for the three and six months ended March 31, 2015, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2016	2015

Raw materials	$3,231,876	$3,346,778
Work-in-process	610,246	745,311
Finished goods	229,225	505,227
	$4,071,347	$4,597,316

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2016	2015

Prepaid insurance	$431,238	$290,543
Income tax refund receivable	415,940	386,869
Other	581,862	544,305
	$1,429,040	$1,221,717

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2016	2015

Land	$1,021,245	$1,021,245
Computer equipment	2,265,689	2,270,799
Corporate airplane	3,194,571	3,128,504
Furniture and office equipment	1,052,284	1,056,486
Manufacturing facility	5,733,313	5,733,313
Equipment	5,170,627	5,165,190
	18,437,729	18,375,537
Less: accumulated depreciation and amortization	(11,494,315)	(11,280,207)
	$6,943,414	$7,095,330

Depreciation related to property and equipment was approximately $113,000 and $140,000 for the three months ended March 31, 2016 and 2015, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation related to property and equipment was approximately $227,000 and $275,000 for the six months ended March 31, 2016 and 2015, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2016	2015
Intangible assets, net of accumulated amortization of $521,837 and $517,037 at March 31, 2016 and September 30, 2015	$78,400	$83,200
Other non-current assets	85,748	85,748
	$164,148	$168,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the six months ended March 31, 2016 and 2015.

Total amortization expense was approximately $4,800 and $8,000 for the three months ended March 31, 2016 and 2015, respectively. Total amortization expense was approximately $4,800 and $12,000 for the six months ended March 31, 2016 and 2015, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2016	2015

Warranty	$996,660	$878,901
Salary, benefits and payroll taxes	546,722	537,451
Professional fees	707,604	353,012
Other, including losses on contracts	331,288	799,167
	$2,582,274	$2,568,531

Other accrued expense at March 31, 2016 and September 30, 2015 includes $0 and $0.6 million of EDC program costs, respectively.

Warranty cost and accrual information for the three and six months ended March 31, 2016 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2016	March 31, 2016

Warranty accrual, beginning of period	$987,947	$878,901
Accrued expense	49,948	272,310
Warranty cost	(41,235)	(154,551)
Warranty accrual, end of period	$996,660	$996,660

3. Income Taxes

The income tax benefit for the three and six months ended March 31, 2016 was $430,000 and $376.000, respectively, as compared to an income tax benefit of $258,000 and $669,000, respectively, for the three and six months ended March 31, 2015.

The effective tax rate for the three months ended March 31, 2016 was 21.4%. The effective tax rate for the three months ended March 31, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $306,000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax benefit rate for the three months ended March 31, 2015 was 42%. The effective tax rate for the three months ended March 31, 2015 differs from the statutory rate primarily because of the favorable impact of the Federal Research and Development Tax Credit (“R&D Tax Credit”). The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

The effective tax rate for the six months ended March 31, 2016 was 21.6%.  The effective tax rate for the six months ended March 31, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $306,000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax benefit rate for the six months ended March 31, 2015 was 152%.  The effective tax rate for the six months ended March 31, 2015 differs from the statutory rate primarily because of the retroactive extension of the R&D Tax Credit.  The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit only for the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.  In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the six months ended March 31, 2015.

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

In the period ended June 30, 2015, a valuation allowance was recorded on a majority of the Company’s federal and state deferred tax assets, net of liabilities, due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize such deferred tax assets. The remaining amount of the deferred tax assets recognized were attributable to tax planning strategies and the ability to carry-back federal tax losses to claim a tax refund.

For the six months ended March 31,2016, the valuation allowance was reduced due to the current year profitability of the Company which represented an additional source of taxable income to realize certain federal and state deferred tax assets.  The Company will continue to maintain a valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it no longer is more likely than not that these net federal and state deferred tax assets will not be realized in future periods.

On September 13, 2014, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014. However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the three and six months ended March 31, 2016 and 2015.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2016, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $13,000 and $146,000 for the three months ended March 31, 2016 and 2015, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($0) and ($5,000) for the three months ended March 31, 2016 and 2015, respectively.

Total share-based compensation expense was approximately $68,000 and $350,000 for the six months ended March 31, 2016 and 2015, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was approximately ($0) and ($47,000) for the six months ended March 31, 2016 and 2015, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the six months ended March 31, 2016 and 2015.

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

There was no compensation expense under the Restricted Plan for the six months ended March 31, 2016 and 2015.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At March 31, 2016, there were 324,379 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the valuation date and the timing of the issuance of the awards of non-vested shares of common stock to each eligible non-employee director under the 2009 Plan.  Effective January 1, 2015, the awards had a fair market value of $40,000 each at the close of business on the first business day after January 1 of each calendar year and will be issued on the first business day after January 1 of the following year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $13,000 and $96,000 for the three months ended March 31, 2016 and 2015, respectively; and $68,000 and $200,000 for the six months ended March 31, 2016 and 2015, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $183,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, and $183,000 and $150,000 for each of the six months ended March 31, 2016 and 2015, respectively. Total compensation expense associated with the 2009 Plan was $196,000 and $96,000 for the three months ended March 31, 2016 and 2015, respectively; and $251,000 and $350,000 for the six months ended March 31, 2016 and 2015, respectively.

Stock repurchase program

On April 14, 2016, after the date of this report, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013 and previously extended in each of April 2014 and April 2015) which allows the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. During the three months ended March 31, 2016, the Company did not purchase any shares of its common stock under the program.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1,578,313	$(364,091)	$1,362,875	$229,651
Denominator:
Basic weighted average shares	16,925,719	16,925,028	16,917,679	16,940,377
Dilutive effect of share-based awards	92,442	—	91,620	103,358
Diluted weighted average shares	17,018,161	16,925,028	17,009,299	17,043,735

Earnings per common share:
Basic EPS	$0.09	$(0.02)	$0.08	$0.01
Diluted EPS	$0.09	$(0.02)	$0.08	$0.01

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2016 and 2015, there were 591,168 and 671,168 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2016 and 2015, respectively, 343,585 and 671,168 diluted weighted —average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2016 and 2015, respectively, 369,333 and 402,774 diluted weighted- average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment. The outcome of the litigation is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2015 both of which are fully reserved.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2015. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six month periods ending March 31, 2016 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
March 31, 2016 AND 2015

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales:
Product	97.6%	66.0%	94.4%	66.9%
Engineering development contracts	2.4%	34.0%	5.6%	33.1%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	35.4%	45.0%	39.2%	38.5%
Engineering development contracts	(3.5)%	25.1%	0.4%	25.4%
Total cost of sales	31.8%	70.0%	39.5%	63.8%

Gross profit	68.2%	30.0%	60.5%	36.2%

Operating expenses:
Research and development	15.4%	12.2%	14.9%	10.8%
Selling, general and administrative	29.9%	29.8%	34.7%	29.3%
Total operating expenses	45.4%	42.0%	49.6%	40.1%

Operating income (loss)	22.8%	(12.1)%	10.9%	(3.9)%

Interest income	0.1%	0.1%	0.1%	0.1%
Other income	0.3%	0.1%	0.4%	0.2%
Income (loss) before income taxes	23.2%	(11.9)%	11.4%	(3.5)%

Income tax (benefit)	5.0%	(4.9)%	2.5%	(5.6)%

Net income (loss)	18.2%	(7.0)%	8.9%	2.1%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales. Net sales were $8.7 million for the three months ended March 31, 2016 compared to $5.3 million for the three months ended March 31, 2015, an increase of 64%.  Product sales increased $5.0 million in the three months ended March 31, 2016 to $8.5 million, compared to $3.5 million in the three months ended March 31, 2015, and EDC sales decreased $1.6 million, from $1.8 million to $0.2 million, from the same period in the prior year.  Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial transport customers and the DoD, which were partially offset by reduced general aviation business. Net product sales includes $0.7 million of previously deferred revenue as the Company negotiated changes in January 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled.  The decrease in EDC sales was primarily the result of less revenue being recognized from multi-year EDC projects nearing completion.

Cost of sales. Cost of sales decreased $0.9 million, or 25%, to $2.8 million, or 32% of net sales, in the three months ended March 31, 2016, compared to $3.7 million, or 70% of net sales, in the three months ended March 31, 2015. The decrease in cost of sales was the result of a decrease in EDC sales volume for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The Company’s overall gross margin was 68.2% and 30% for the quarters ended March 31, 2016 and 2015, respectively.  This increase was primarily due to a gross margin on the EDC programs of 248% for the three months ended March 31, 2016 versus a gross margin on EDC programs of 26% for the three months ended March 31, 2015. The EDC gross margin for the three months ended March 31, 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company negotiated changes in January, 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled.  The improvement in product sales gross margin is also due to lower material costs, the recognition of deferred revenue and increased production volume relative to fixed costs.

Research and development. R&D expense increased by $0.7 million to $1.3 million for the three month period ended March 31, 2016 from $0.6 million for the three months ended March 31, 2015. R&D expense represented 15% and 12% of net sales in such periods, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $1.0 million to $2.6 million in the three months ended March 31, 2016 from $1.6 million in the three months ended March 31, 2015.  The increase in selling, general, and administrative expense in the three month period was primarily the result of higher legal fees related to the litigation arising from the purported termination of the Delta contract and increased audit fees relative to the prior year period.  As a percentage of net sales, selling, general and administrative expenses remained constant at 30% of net sales in each of the three month periods ended March 31, 2016 and March 31, 2015.

Interest income. Interest income increased to $8,000 in the three months ended March 31, 2016 from $6,000 in the three months ended March 31, 2015, mainly a result of higher average cash balances during the 2016 period.

Other income. Other income was $27,000 in the three months ended March 31, 2016 and $9,000 for the three months ended March 31, 2015.  Other income in each period is mainly composed of royalties earned.

Income tax expense (benefit). The income tax expense for the three months ended March 31, 2016 was $430,000 compared to tax benefit of $258,000 for the three months ended March 31, 2015.  The effective tax rate for the three months ended March 31, 2016 was 21.4%. The effective tax rate for the three months ended March 31, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $306.000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax benefit rate for the three months ended March 31, 2015 was 42%.  The effective tax rate for the three months ended March 31, 2015 differs from the statutory rate primarily because of the retroactive extension of the R&D Tax Credit.

Net income (loss).  The Company reported net income for the three months ended March 31, 2016 of $1.6 million compared to a net loss of $0.4 million for the three months ended March 31, 2015.  On a diluted basis, the income per share was $0.09 for the three months ended March 31, 2016 compared to a loss per share of $0.02 for the three months ended March 31, 2015.

Six Months Ended March 31, 2016 Compared to the Six Months Ended March 31, 2015

Net sales. Net sales were $15.2 million for the six months ended March 31, 2016, an increase of 27% from $12.0 million in the six months ended March 31, 2015. For the six months ended March 31, 2016, product sales increased $6.4 million and EDC sales decreased $3.1 million compared to the same period in the prior year.  The increase in product sales resulted primarily from increased shipments of displays for retrofit programs to commercial transport customers and was partially offset by reduced DoD and general aviation business. Net product sales includes $0.7 million of previously deferred revenue as the Company negotiated changes in January 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled. The decrease in EDC sales was primarily the result of less revenue being recognized as less cost was incurred on multi-year EDC projects nearing completion.

Cost of sales. Cost of sales was $6.0 million, or 40% of net sales, in the six months ended March 31, 2016 compared to $7.7 million, or 64% of net sales, in the same period in the prior year.  The decrease was primarily the result of the decrease in EDC sales volume for the six months ended March 31, 2016 compared to the six months ended March 31, 2015.  The Company’s overall gross margin was 60% and 36% for the six months ended March 31, 2016 and 2015, respectively.  This increase was primarily due to a gross margin on the EDC programs of 94% for the six months ended March 31, 2016 versus a gross margin of 23% for the six months ended March 31, 2015. The EDC gross margin for the six months ended March 31, 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company negotiated changes in January, 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled. The improvement in  product sales gross margin is due to the recognition of deferred revenue and increased production volume relative to fixed costs.

Research and development. R&D expenses were $2.3 million and $1.3 million for the six months ended March 31, 2016 and March 31, 2015, respectively.  R&D expense increased to 15% of net sales in the six months ended March 31, 2016 from 11% of net sales in the same period a year ago.  The increase in R&D expense in the six months ended March 31, 2016, as a percentage of net sales, was primarily the result of a higher proportion of engineering hours incurred on internal R&D projects as certain EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expenses were $5.3 million and $3.5 million in the six months ended March 31, 2016 and 2015, respectively.  The increase in selling, general, and administrative expense in the 2016 period was primarily the result of higher legal fees related to the litigation arising from the purported termination of the Delta contract and increased audit fees relative to the prior year period. However, as a percentage of net sales, selling, general and administrative expenses increased to 35% of net sales in the six months ended March 31, 2016 from 29% of net sales in the six months ended March 31, 2015.

Interest income. Interest income was $15,000 in the six months ended March 31, 2016 compared to $12,000 in the six months ended March 31, 2015.  The increase in interest income was primarily because of higher cash balances during the six months ended March 31, 2016 compared to the prior year period.

Other income. Other income for the six month periods ended March 31, 2016 and 2015 was $59,000 and $20,000, respectively.  The increase in other income was primarily a result of higher royalties earned in the six months ended March 31, 2016 compared to the prior year period.

Income tax expense (benefit). The income tax expense for the six months ended March 31, 2016 was $376,000 compared to income tax benefit of $669,000 for the six months ended March 31, 2015.

The effective tax rate for the six months ended March 31, 2016 was 21.6%.  The effective tax rate for the six months ended March 31, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $306.000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax rate benefit for the six months ended March 31, 2015 was 152%.   The effective tax rate differs from the statutory rate primarily because of the R&D Tax Credit. The retroactive extension of the R&D Tax Credit was effective January 1, 2014.  The current year estimated annual effective income tax rate reflects the benefit from the R&D Tax Credit for only the three months ended December 31, 2014, as permitted by ASC Topic 740, because the R&D Tax Credit expired as of December 31, 2014.

In addition, the retroactive benefit for the period from January 1, 2014 to September 30, 2014 was reflected as a discrete item which further reduced the Company’s income tax expense for the six months ended March 31, 2015.

Net income.  The Company reported net income for the six months ended March 31, 2016 of $1.4 million compared to net income of $0.2 million for the six months ended March 31, 2015.  Net income per share was $0.08 on a diluted basis for the six months ended March 31, 2016 compared to net income of $0.1 per share for the six months ended March 31, 2015.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2016	2015
Cash and cash equivalents	$17,207,882	$16,282,039
Accounts receivable	6,584,316	2,394,695
Current assets	31,497,178	29,349,475
Current liabilities	5,187,178	4,761,257
Deferred revenue	342,001	756,745
Other non-current liabilities (1)	460,808	510,010
Quick ratio (2)	4.59	3.92
Current ratio (3)	6.07	6.16

	Six Months Ended March 31,
	2016	2015
Cash flow activites:
Net cash provided by (used in) operating activites	$1,000,285	$763,381
Net cash (used in) investing activites	(74,442)	(155,574)
Net cash (used in) provided by financing activites	—	(254,170)

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

Operating activities

Cash generated for the six months ended March 31, 2016 resulted primarily from net income of $1.4 million, the decreases of unbilled receivables of $2.2 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, lower inventories of $0.5 million an increase in accounts payable of $0.8 million partially offset by an increase in accounts receivable of $4.2 million.

Cash generated for the six months ended March 31, 2015 resulted primarily from the net effect of decreases in unbilled receivables of $1.6 million which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, the collection of accounts receivable of $1.0 million, and lower inventories of $0.9 million, offset partially by decreases in accounts payable and accrued expenses of $2.8 million in the aggregate.

Investing activities

Cash used in investing activities was $0.1 and $0.2 million for the six months ended March 31, 2016 and 2015, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 and $0.3 million for the six months ended March 31, 2016 and 2015, respectively, and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

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

Backlog

Backlog activity for the three and six months ended March 31, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2016

Backlog, beginning of period	$13,307	$7,601
Bookings, net	2,955	15,245
Recognized in revenue	(8,661)	(15,245)
Backlog, end of period	$7,601	$7,601

At March 31, 2016 and September 30, 2015, the Company’s backlog was $7.6 million and $7.6 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The balance in backlog was the result of $15.2 million in new business orders, offset by $15.2 million of sales recognized for the six months ended March 31, 2016.  Backlog includes large contracts with Pilatus and Eclipse but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At March 31, 2016, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and six months ended March 31, 2016 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $39,000 and $78,000, respectively, with a resulting impact on cash flows of approximately $39,000 and $78,000 for the three and six months ended March 31, 2016, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its

Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of March 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 due to the existence of a material weakness as described below. In response management, performed additional analyses and other procedures to ensure that the Company’s financial statements included herein were prepared in accordance with GAAP. These measures included, among other things, the remediation steps with respect to the material weakness identified as described below under “Item 4. Control Procedures (b).”

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

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment. The outcome of the litigation is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2015 both of which are fully reserved.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 16, 2016	By:	/S/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER