Form 10-Q
period 2016-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2016-08-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 16,908,849 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,530,210	$16,282,039
Accounts receivable	5,838,818	2,394,695
Unbilled receivables, net	1,611,357	3,920,209
Inventories	4,008,114	4,597,316
Deferred income taxes	741,109	933,499
Prepaid expenses and other current assets	1,136,268	1,221,717

Total current assets	30,865,876	29,349,475

Property and equipment, net	7,014,638	7,095,330
Other assets	156,948	168,948

Total assets	$38,037,462	$36,613,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,849,274	$1,435,981
Accrued expenses	2,295,897	2,568,531
Deferred revenue	299,052	756,745

Total current liabilities	4,444,223	4,761,257

Non-current deferred income taxes	576,629	507,184
Other liabilities	2,930	2,826

Total liabilities	5,023,782	5,271,267

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2016 and September 30, 2015	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,812,465 and 18,756, 089 issued at June 30, 2016 and September 30, 2015, respectively	18,813	18,756

Additional paid-in capital	51,400,058	51,148,722
Retained earnings	2,408,440	818,768
Treasury stock, at cost, 1,903,616 and 1,846,451 shares at June 30, 2016 and September 30, 2015, repectively	(20,813,631)	(20,643,760)

Total shareholders’ equity	33,013,680	31,342,486

Total liabilities and shareholders’ equity	$38,037,462	$36,613,753

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Product	$6,376,042	$4,114,837	$20,771,687	$12,152,290
Engineering development contracts	128,550	804,852	977,465	4,777,705
Total net sales	6,504,592	4,919,689	21,749,152	16,929,995

Cost of sales:
Product	2,490,681	2,300,470	8,461,419	6,918,457
Engineering development contracts	130,335	687,574	185,000	3,734,692
Total cost of sales	2,621,016	2,988,044	8,646,419	10,653,149

Gross profit	3,883,576	1,931,645	13,102,733	6,276,846

Operating expenses:
Research and development	1,405,158	799,340	3,674,374	2,101,812
Selling, general and administrative	2,246,074	1,397,165	7,531,633	4,911,546
Total operating expenses	3,651,232	2,196,505	11,206,007	7,013,358

Operating income (loss)	232,344	(264,860)	1,896,726	(736,512)

Interest income	9,092	6,372	24,458	18,269
Other income	12,457	11,173	71,490	31,405
Income (loss) before income taxes	253,893	(247,315)	1,992,674	(686,838)

Income tax expense	27,096	3,284,658	403,002	2,615,484

Net income (loss)	$226,797	$(3,531,973)	$1,589,672	$(3,302,322)

Net income (loss) per common share:
Basic	$0.01	$(0.21)	$0.09	$(0.20)
Diluted	$0.01	$(0.21)	$0.09	$(0.20)

Weighted average shares outstanding:
Basic	16,941,707	16,910,475	16,925,688	16,930,522
Diluted	17,059,546	16,910,475	17,027,216	16,930,522

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,589,672	$(3,302,322)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	355,930	430,525
Share-based compensation expense:
Stock options	68,172	259,582
Stock awards	183,222	149,952
Tax adjustment from share-based compensation	—	(54,055)
Recovery of loss on unbilled receivables	—	(62,159)
(Gain) loss on disposal of property and equipment	(563)	(56,824)
Excess and obsolete inventory cost	—	246,663
Deferred income taxes	261,835	2,837,888
(Increase) decrease in:
Accounts receivable	(3,444,668)	516,769
Unbilled receivables, net	2,308,852	2,622,729
Inventories	589,202	1,085,418
Prepaid expenses and other current assets	85,449	97,287
Other non-current assets	—	(75,300)
Increase (decrease) in:
Accounts payable	413,293	(2,043,154)
Accrued expenses	(272,634)	(1,593,150)
Income taxes payable/receivable	104	(359,491)
Deferred revenue	(457,694)	213,218
Net cash provided by operating activities	1,680,172	913,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(263,238)	(171,474)
Proceeds from the sale of property and equipment	1,108	57,000
Net cash (used in) investing activities	(262,130)	(114,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	(169,871)	(254,170)
Net cash (used in) financing activities	(169,871)	(254,170)

Net increase in cash and cash equivalents	1,248,171	544,932
Cash and cash equivalents, beginning of year	16,282,039	15,214,584

Cash and cash equivalents, end of period	$17,530,210	$15,759,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$135,000	$191,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2016 and September 30, 2015 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the related lease term), except for the manufacturing facility and the corporate airplane.  The building is being depreciated on a straight line basis over 39 years.  Major additions and improvements are capitalized. Maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.  The airplane was depreciated on a straight-line basis over its estimated useful life of ten years; however, because the airplane had been depreciated previously to its estimated salvage value, no depreciation expense was recorded for this asset during the nine months ended June 30, 2016 or 2015, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and September 30, 2015, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,414,873	$—	$—

Fair Value Measurement on September 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,410,806	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment” (“ASC Topic 360-10”). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of must be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and compares the carrying amount of the asset to estimated future cash flows expected from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.  No impairment charges were recorded during the nine months ended June 30, 2016 or 2015.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, and deliver large FPDS, flight information computers and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.  The Company’s sales arrangements include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services, and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales in the accompanying consolidated statements of operations.

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

To the extent that an arrangement contains defined design and EDC activities as identified deliverables and products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”) under the percentage-of-completion method. To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605.  The Company includes any design and engineering services elements in EDC sales, and any functional upgrade and product elements in “product” sales on the accompanying consolidated statements of operations.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and nine months ended June 30, 2016 and 2015, respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

Customer Service Sales	$1,023,302	$772,385	$2,702,956	$1,928,966
Customer Service Cost of Sales	357,390	266,789	935,995	823,190
Gross Profit	$665,912	$505,596	$1,766,961	$1,105,776

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

For the nine months ended June 30, 2016, the valuation allowance was reduced due to the current year profitability of the Company which represents an additional source of taxable income to realize certain federal and state deferred tax assets. However, the Company will continue to maintain a valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it is no longer more likely than not that the entirety of these net federal and state deferred tax assets will not be realized in future periods. The Company will also continue to assess all available evidence during future periods to evaluate any changes to the realization thereof.

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

Engineering Development

The Company invests a large percentage of its sales in engineering development, both research and development (“R&D”) and EDC. At June 30, 2016, approximately 38% of the Company’s employees were engaged in various engineering development projects. Total engineering development expense is comprised of both design and EDC charges related to specific customer contracts and R&D.  EDC expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements and future product development are expensed as incurred.  EDC and design charges related to specific customer arrangements are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed-contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three and nine months ended June 30, 2016 and 2015, respectively, comprehensive income consisted of net income only. There were no items of other comprehensive income or accumulated other comprehensive income balances in the equity accounts for any of the periods presented.

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

Warranty

The Company offers warranties of various lengths; however the standard warranty is twenty-four months. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs are higher than the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense.  Although the Company maintains product quality programs and processes, its warranty obligations are affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Beginning January 1, 2014, the Company began self-insuring a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions including historical claim experience and demographic factors. The Company has estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2016. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2016 and September 30, 2015, the estimated liability for medical claims incurred but not reported was $53,000 and $80,000, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported in the amounts of $272,000 and $119,000 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2016 and September 30, 2015, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2016, two customers, Sierra Nevada Corporation (“Sierra Nevada”) and iAccess Technologies, Inc. (“iAccess”), accounted for 45% and 12% of net sales, respectively.  During the nine months ended June 30, 2016, three customers, Jet2.com Limited (“Jet2”), Sierra Nevada and DHL Aviation Services (“DHL”) accounted for 16%, 15% and 14% of net sales, respectively.

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

For the three and nine months ended June 30, 2016, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and nine months ended June 30, 2015, the Company had five and two suppliers respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

As of June 30, 2016, the Company had allowances for doubtful accounts for unbilled receivables in the amount of $3.6 million related to the Delta contract (see “Note 6, Contingencies” for a description of the Delta contract). As of September 30, 2015, the Company had allowances for doubtful accounts for unbilled receivables of $1.3 million related to a certain customer contract and $3.6 million related to the Delta contract. In January 2016, the Company negotiated changes to its agreement with a customer whereby $1.3 million of unbilled receivables previously charged to bad debt expense in the quarter ended September 30, 2015 were cancelled. (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)” (“ASU 2014-15”).  The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company does not believe that ASG 2014-15 will have a material effect on the accompanying financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This ASU further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not believe that ASG 2014-12 will have a material effect on the accompanying financial statements.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that, in accordance with applicable contract terms, have not been billed to customers.  Unbilled receivables, net of progress payments and an impairment of $3.6 million related to the Delta contract at June 30, 2016 were $1.6 million.  Unbilled receivables, net of progress payments and an impairment of $1.3 million related to a certain customer and an impairment of $3.6 million related to the Delta contract, at September 30, 2015 were $3.9 million. The Company negotiated changes to its agreement with a customer in January 2016 whereby the $1.3 million of unbilled receivables previously charged to bad debt expense in the quarter ended September 30, 2015 were cancelled.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $120,000 for the three months ended June 30, 2016 and increased operating income by $232,000 for the nine months ended June 30, 2016. These increases to operating income are primarily related to reversals of loss accruals due to the cancellation of certain product deliverables as negotiated with a certain customer in January, 2016.  Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $125,000 for the three months ended June 30, 2015 and increased operating income by $595,000 for the nine months ended June 30, 2015.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of reserve for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2016	2015

Raw materials	$3,151,301	$3,346,778
Work-in-process	474,767	745,311
Finished goods	382,046	505,227
	$4,008,114	$4,597,316

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2016	2015

Prepaid insurance	$434,017	$290,543
Income tax refund receivable	380,806	386,869
Other	321,445	544,305
	$1,136,268	$1,221,717

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2016	2015

Land	$1,021,245	$1,021,245
Computer equipment	2,260,506	2,270,799
Corporate airplane	3,194,571	3,128,504
Furniture and office equipment	1,052,284	1,056,486
Manufacturing facility	5,733,313	5,733,313
Equipment	5,358,315	5,165,190
	18,620,234	18,375,537
Less: accumulated depreciation and amortization	(11,605,596)	(11,280,207)
	$7,014,638	$7,095,330

Depreciation related to property and equipment was approximately $117,000 and $138,000 for the three months ended June 30, 2016 and 2015, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation related to property and equipment was approximately $344,000 and $413,000 for the nine months ended June 30, 2016 and 2015, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2016	2015
Intangible assets, net of accumulated amortization of $529,037 and $517,037 at June 30, 2016 and September 30, 2015	$71,200	$83,200
Other non-current assets	85,748	85,748
	$156,948	$168,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the nine months ended June 30, 2016 and 2015.

Total amortization expense was approximately $7,200 and $5,000 for the three months ended June 30, 2016 and 2015, respectively. Total amortization expense was approximately $12,000 and $17,000 for the nine months ended June 30, 2016 and 2015, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2016	2015

Warranty	$950,432	$878,901
Salary, benefits and payroll taxes	451,910	537,451
Professional fees	689,453	353,012
Other, including losses on contracts	204,102	799,167
	$2,295,897	$2,568,531

Other accrued expense at June 30, 2016 and September 30, 2015 includes $0 and $0.6 million of EDC program costs, respectively.

Warranty cost and accrual information for the three and nine months ended June 30, 2016 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2016	June 30, 2016

Warranty accrual, beginning of period	$996,660	$878,901
Accrued expense	35,890	308,200
Warranty cost	(82,118)	(236,669)
Warranty accrual, end of period	$950,432	$950,432

3. Income Taxes

The income tax expense for the three and nine months ended June 30, 2016 was $27,000 and $403,000, respectively, as compared to an income tax expense of $3.3 million and $2.6 million respectively, for the three and nine months ended June 30, 2015.

The effective tax rate for the three months ended June 30, 2016 was 10.7%. The effective tax rate for the three months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax rate for the three months ended June 30, 2015 was (1,328.1%). The effective tax rate for the three months ended June 30, 2015 differs from the statutory rate primarily because of the Company recorded a valuation allowance against the deferred tax assets of $3.3 million reflecting only those deferred tax assets that could be realized.

The effective tax rate for the nine months ended June 30, 2016 was 20.2%.  The effective tax rate for the nine months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax benefit rate for the nine months ended June 30, 2015 was (380.8%).  The effective tax rate for the nine months ended June 30, 2015 differs from the statutory rate primarily because of the $3.3 million valuation allowance recorded against the deferred tax assets in the three months ended June 30, 2015.

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

For the nine months ended June 30, 2016, the valuation allowance was reduced due to the current year profitability of the Company which represented an additional source of taxable income to realize certain federal and state deferred tax assets.  However the Company will continue to maintain a valuation allowance until the Company generates a sufficient level of profitability to warrant a conclusion that it no longer is more likely than not that these net federal and state deferred tax assets will not be realized in future periods.

On September 13, 2014, the U.S. Treasury Department and the IRS issued final regulations that addressed cost incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations were generally effective for tax years beginning on or after January 1, 2014 and required the Company to make additional tax accounting method changes as of October 1, 2014. However, the impact of these changes to the Company’s consolidated financial statements was immaterial as of and for the three and nine months ended June 30, 2016 and 2015.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2016, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $0 and $59,000 for the three months ended June 30, 2016 and 2015, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was ($0) and ($7,000) for the three months ended June 30, 2016 and 2015, respectively.

Total share-based compensation expense was approximately $68,000 and $409,000 for the nine months ended June 30, 2016 and 2015, respectively.  The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was approximately ($0) and ($54,000) for the nine months ended June 30, 2016 and 2015, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company maintains three share-based compensation plans; the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”), and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”). The Company’s shareholders approved each of these plans. The 1998 Plan expired on November 13, 2008. The last awards under the Restricted Plan were made in 2010, and no further shares remain to be awarded under the Restricted Plan.

1998 Stock Option Plan

The 1998 Plan authorized the grant of incentive and nonqualified stock options to employees, officers, directors, and independent contractors and consultants. No stock options were granted to independent contractors or consultants under this Plan.  There was no compensation expense associated with awards under the 1998 Plan for the nine months ended June 30, 2016 and 2015.

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

There was no compensation expense under the Restricted Plan for the nine months ended June 30, 2016 and 2015.

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

Subject to an adjustment required because of a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of Incentive Stock Options.  In addition, the 2009 Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At June 30, 2016, there were 268,439 shares of common stock available for Awards under the 2009 Plan.

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

On April 17, 2014, the Board of Directors resolved to revise the valuation date and the timing of the issuance of the awards of non-vested shares of common stock to each eligible non-employee director under the 2009 Plan.  Effective January 1, 2015, the awards had a fair market value of $40,000 each at the close of business on the first business day after January 1 of each calendar year and will be issued on the first business day after January 1 of the following year.  If any non-employee director resigns from the Board of Directors prior to December 31 of such calendar year, the Company will issue to such non-employee director a pro-rata number of shares through the date of resignation. On November 12, 2015, the Board of Directors resolved that effective January 1, 2016, such awards would be in the form of restricted stock units (“RSUs”) with a fair market value of 40,000 each at the close of business on the first business day after January 1 of the calendar year of service, which RSU’s shall vest in full on the first business day of the calendar year following the year of service.

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $0 and $59,000 for the three months ended June 30, 2016 and 2015, respectively; and $68,000 and $259,000 for the nine months ended June 30, 2016 and 2015, respectively.  The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $0 for the three months ended June 30, 2016 and 2015, respectively, and $183,000 and $150,000 for each of the nine months ended June 30, 2016 and 2015, respectively. Total compensation expense associated with the 2009 Plan was $0 and $59,000 for the three months ended June 30, 2016 and 2015, respectively; and $251,000 and $409,000 for the nine months ended June 30, 2016 and 2015, respectively.

Stock repurchase program

On April 14, 2016, the Company’s Board of Directors approved the extension of the current share repurchase program (originally approved on April 29, 2013 and previously extended in each of April 2014 and April 2015) which allows the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. During the three months ended June 30, 2016, the Company purchased 57,165 shares of its common stock under the program. The aggregate cost of the shares purchased in the three months ended June 30, 2016 was $169,871 at an average cost per share of $2.97. As of June 30, 2016, the number of shares that may yet be purchased under the current share repurchase program was 192,835 shares.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$226,797	$(3,531,973)	$1,589,672	$(3,302,322)
Denominator:
Basic weighted average shares	16,941,707	16,910,475	16,925,688	16,930,522
Dilutive effect of share-based awards	117,839	—	101,528	—
Diluted weighted average shares	17,059,546	16,910,475	17,027,216	16,930,522

Earnings per common share:
Basic EPS	$0.01	$(0.21)	$0.09	$(0.20)
Diluted EPS	$0.01	$(0.21)	$0.09	$(0.20)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2016 and 2015, there were 590,168 and 667,168 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2016 and 2015, respectively, 340,586 and 400,641 diluted weighted —average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2016 and 2015, respectively, 359,571 and 402,063 diluted weighted- average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2015 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2015. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine month periods ending June 30, 2016 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
June 30, 2016 AND 2015

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Product	98.0%	83.6%	95.5%	71.8%
Engineering development contracts	2.0%	16.4%	4.5%	28.2%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	38.3%	46.8%	38.9%	40.9%
Engineering development contracts	2.0%	14.0%	0.9%	22.0%
Total cost of sales	40.3%	60.8%	39.8%	62.9%

Gross profit	59.7%	39.2%	60.2%	37.1%

Operating expenses:
Research and development	21.6%	16.2%	16.9%	12.4%
Selling, general and administrative	34.5%	28.4%	34.6%	29.0%
Total operating expenses	56.1%	44.6%	51.5%	41.4%

Operating income (loss)	3.6%	(5.4)%	8.7%	(4.3)%

Interest income	0.1%	0.1%	0.1%	0.1%
Other income	0.2%	0.3%	0.3%	0.2%
Income (loss) before income taxes	3.9%	(5.0)%	9.2%	(4.0)%

Income tax	0.4%	66.8%	1.9%	15.4%

Net income (loss)	3.5%	(71.8)%	7.3%	(19.4)%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales. Net sales were $6.5 million for the three months ended June 30, 2016 compared to $4.9 million for the three months ended June 30, 2015, an increase of 32%.  Product sales increased $2.3 million in the three months ended June 30, 2016 to $6.4 million, compared to $4.1 million in the three months ended June 30, 2015, and EDC sales decreased $0.7 million, from $0.8 million to $0.1 million, from the same period in the prior year.  Product sales increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to the DoD and military subcontractors, which were partially offset by reduced general aviation and commercial transport business.  The decrease in EDC sales was primarily the result of less revenue being recognized as less cost was incurred on multi-year EDC projects nearing completion.

Cost of sales. Cost of sales decreased $0.4 million, or 12%, to $2.6 million, or 40% of net sales, in the three months ended June 30, 2016, compared to $3.0 million, or 61% of net sales, in the three months ended June 30, 2015. The decrease in cost of sales was the result of a decrease in EDC sales volume partially offset by higher manufacturing costs reflecting increased product sales for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The Company’s overall gross margin was 59.7% and 39.3% for the quarters ended June 30, 2016 and 2015, respectively.  This increase in gross margin for the three months ended June 30, 2016 was primarily due to lower material costs and increased production volume relative to fixed costs.

Research and development. R&D expense increased by $0.6 million to $1.4 million for the three month period ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015. R&D expense represented 22% and 16% of net sales in such periods, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of engineering hours incurred on internal R&D projects rather than EDC programs, as certain EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expense increased by $0.8 million to $2.2 million in the three months ended June 30, 2016 from $1.4 million in the three months ended June 30, 2015.  The increase in selling, general, and administrative expense in the three month period was primarily the result of higher legal fees related to the litigation arising from the purported termination of the Delta contract and increased audit fees relative to the prior year period.  As a percentage of net sales, selling, general and administrative expenses were 35% and 28% of net sales in each of the three month periods ended June 30, 2016 and June 30, 2015, respectively.

Interest income. Interest income increased to $9,000 in the three months ended June 30, 2016 from $6,000 in the three months ended June 30, 2015, mainly a result of higher average cash balances during the 2016 period.

Other income. Other income was $12,000 in the three months ended June 30, 2016 and $11,000 for the three months ended June 30, 2015.  Other income in each period is mainly composed of royalties earned.

Income tax expense. The income tax expense for the three months ended June 30, 2016 was $27,000 compared to income tax expense of $3.3 million for the three months ended June 30, 2015.  The effective tax rate for the three months ended June 30, 2016 was 10.7%. The effective tax rate for the three months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in our current year annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax benefit rate for the three months ended June 30, 2015 was (1,328.1%).  The effective tax rate for the three months ended June 30, 2015 differs from the statutory rate primarily because the Company recorded a valuation allowance against the deferred tax asset of $3.3 million reflecting only those deferred tax assets that could be currently realized.

Net income (loss).  The Company reported net income for the three months ended June 30, 2016 of $227,000 compared to a net loss of $3.5 million for the three months ended June 30, 2015.  On a diluted basis, the income per share was $0.01 for the three months ended June 30, 2016 compared to a loss per share of $0.21 for the three months ended June 30, 2015.

Nine months ended June 30, 2016 Compared to the Nine months ended June 30, 2015

Net sales. Net sales were $21.7 million for the nine months ended June 30, 2016, an increase of 28% from $16.9 million in the nine months ended June 30, 2015. For the nine months ended June 30, 2016, product sales increased $8.6 million and EDC sales decreased $3.8 million compared to the same period in the prior year.  The increase in product sales resulted primarily from increased shipments of displays for retrofit programs to commercial transport and DoD and military subcontractors customers partially offset by reduced general aviation business. Net product sales includes $0.7 million of previously deferred revenue as the Company negotiated changes in January 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled. The decrease in EDC sales was primarily the result of less revenue being recognized as less cost was incurred on multi-year EDC projects nearing completion.

Cost of sales. Cost of sales was $8.6 million, or 39.8% of net sales, in the nine months ended June 30, 2016 compared to $10.7 million, or 62.9% of net sales, in the same period in the prior year.  The decrease was primarily the result of the decrease in EDC sales volume for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 partially offset by higher manufacturing costs reflecting increased product sales for the nine months ended June 30, 2016.  The Company’s overall gross margin was 60.2% and 37.1% for the nine months ended June 30, 2016 and 2015, respectively.  This increase was primarily due to a gross margin on the EDC programs of 81% for the nine months ended June 30, 2016 versus a gross margin of 23% for the nine months ended June 30, 2015. The EDC gross margin for the nine months ended June 30, 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company negotiated changes in January, 2016 to its arrangements with a certain customer whereby the Company’s obligation associated with certain product deliverables were cancelled. The improvement in product sales gross margin is due to the recognition of deferred revenue, lower material costs and increased production volume relative to fixed costs.

Research and development. R&D expenses were $3.7 million and $2.1 million for the nine months ended June 30, 2016 and June 30, 2015, respectively.  R&D expense increased to 16.9% of net sales in the nine months ended June 30, 2016 from 12.4% of net sales in the same period a year ago.  The increase in R&D expense in the nine months ended June 30, 2016, as a percentage of net sales, was primarily the result of a higher proportion of engineering hours incurred on internal R&D projects as certain EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expenses were $7.5 million and $4.9 million in the nine months ended June 30, 2016 and 2015, respectively.  The increase in selling, general, and administrative expense in the 2016 period was primarily the result of higher legal fees related to the litigation arising from the purported termination of the Delta contract and increased audit fees relative to the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 34.6% of net sales in the nine months ended June 30, 2016 from 29% of net sales in the nine months ended June 30, 2015.

Interest income. Interest income was $24,000 in the nine months ended June 30, 2016 compared to $18,000 in the nine months ended June 30, 2015.  The increase in interest income was primarily because of higher cash balances during the nine months ended June 30, 2016 compared to the prior year period.

Other income. Other income for the nine month periods ended June 30, 2016 and 2015 was $71,000 and $31,000, respectively.  The increase in other income was primarily a result of higher royalties earned in the nine months ended June 30, 2016 compared to the prior year period.

Income tax expense. The income tax expense for the nine months ended June 30, 2016 was $403,000 compared to income tax expense of $2.6 million for the nine months ended June 30, 2015.

The effective tax rate for the nine months ended June 30, 2016 was 20.2%.  The effective tax rate for the nine months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in our current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The effective tax rate benefit for the nine months ended June 30, 2015 was (380.8%).   The effective tax rate differs from the statutory rate primarily because of the $3.3 million valuation allowance recorded against the deferred tax assets in the three month period ended June 30, 2015.

Net income (loss).  The Company reported net income for the nine months ended June 30, 2016 of $1.6 million compared to a net loss of $3.3 million for the nine months ended June 30, 2015.  Net income per share was $0.09 on a diluted basis for the nine months ended June 30, 2016 compared to a net loss of $0.20 per share for the nine months ended June 30, 2015.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2016	2015
Cash and cash equivalents	$17,530,210	$16,282,039
Accounts receivable	5,838,818	2,394,695
Current assets	30,865,876	29,349,475
Current liabilities	4,444,223	4,761,257
Deferred revenue	299,052	756,745
Other non-current liabilities (1)	579,559	510,010
Quick ratio (2)	5.26	3.92
Current ratio (3)	6.95	6.16

	Nine Months Ended June 30,
	2016	2015
Cash flow activites:
Net cash provided by (used in) operating activites	$1,680,172	$913,576
Net cash (used in) investing activites	(262,130)	(114,474)
Net cash (used in) provided by financing activites	(169,871)	(254,170)

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

Operating activities

Cash generated for the nine months ended June 30, 2016 resulted primarily from net income of $1.6 million, the decreases of unbilled receivables of $2.3 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, lower inventories of $0.6 million an increase in accounts payable of $0.4 million partially offset by an increase in accounts receivable of $3.4 million.

Cash generated for the nine months ended June 30, 2015 resulted primarily from the net effect of decreases in unbilled receivables of $2.6 million which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, the collection of accounts receivable of $0.5 million, and lower inventories of $1.3 million, offset partially by decreases in accounts payable and accrued expenses of $3.6 million in the aggregate.

Investing activities

Cash used in investing activities was $0.3 and $0.1 million for the nine months ended June 30, 2016 and 2015, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0.2 million and $0.3 million for the nine months ended June 30, 2016 and 2015, respectively, and consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

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

Backlog

Backlog activity for the three and nine months ended June 30, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2016

Backlog, beginning of period	$7,601	$7,601
Bookings, net	5,258	20,502
Recognized in revenue	(6,505)	(21,749)
Backlog, end of period	$6,354	$6,354

At June 30, 2016 and September 30, 2015, the Company’s backlog was $6.4 million and $7.6 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The balance in backlog was the result of $20.5 million in new business orders, offset by $21.7 million of sales recognized for the nine months ended June 30, 2016.  Backlog includes large contracts with Pilatus and Eclipse but excludes potential future sole-source production orders from products currently in development under the Company’s EDC projects.  At June 30, 2016, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three and nine months ended June 30, 2016 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $40,000 and $121,000, respectively, with a resulting impact on cash flows of approximately $40,000 and $121,000 for the three and nine months ended June 30, 2016, respectively.

Item 4. Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Exchange Act as of June 30, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, management had concluded that there was a material weakness in its control over financial reporting as of such date, attributable to a lack of adequate controls over the percentage-of-completion accounting of fixed price contracts and allocation of related costs. Specifically, the Company did not design, implement and maintain effective controls to support the accurate reporting of revenue, receivables and project related costs with respect to revenue recognized using the percentage-of-completion method.

In response to this issue, during the nine months ended June 30, 2016, management (i) implemented procedures and controls to identify and evaluate customer contracts to ensure the accurate and timely reporting of revenue receivables and related project costs, (ii) strengthened the quarterly review processes to ensure proper recognition of revenue and (iii) utilize third-party accounting experts to assist the Company in the proper application of accounting principles to percentage-of-completion customer contracts.  However, the Company cannot assure you that it will be successful in pursuing these measures or that these measures will significantly improve or remediate the material weaknesses described above. The Company also cannot assure that it has identified all of its existing material weaknesses, or that it will not in the future have additional material weaknesses.

Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning the Company’s repurchases of shares of common stock during the quarter ended June 30, 2016 pursuant to the Company’s stock repurchase program.

			Total Number of	Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the
Month Ended	Shares Purchased	per Share	Programs	Program

April 2016	—	—	—	250,000
May 2016	4,910	2.83	4,910	245,090
June 2016	52,255	2.96	52,255	192,835
	57,165	$2.95	57,165

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 12, 2016	By:
/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER