Form 10-K
period 2016-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2016-12-16
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2016 (the last business day of the registrant’s most recently completed second quarter) was approximately $29.6 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2016, there were 16,716,014 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed prior to January 27, 2017 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2016 Annual Report on Form 10-K

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

•      risks related to our self-insurance program;

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

Item 1.  Business.

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

Customers have been and may continue to be affected by the economic conditions in the United States and abroad.  Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft.  Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior.  Furthermore, spending by government agencies may be reduced in the future if tax revenues decline or as a result of legislation, such as the Budget Control Act of 2011. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely.  However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating market opportunity for IS&S.

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

•                  Continuing engineering and product development successes.  IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.  Research and development (“R&D”) expenses were $4.9 million, $2.7 million and $2.6 million for fiscal years ended September 30, 2016, 2015 and 2014, respectively. During fiscal 2016, 2015 and 2014 revenues related to Engineering Development Contracts (“EDC”) accounted for 4%, 27% and 32%, respectively, of total sales. In support of these EDC programs, the Company charged $0.4 million, $4.7 million, and $15.5 million for fiscal years ended September 30, 2015, 2014 and 2013, respectively to cost of sales.

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

•                  Increasing sales to DoD, other government agencies, defense contractors, commercial air transport and corporate/general aviation markets.  IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and two OEM programs with Eclipse Aerospace, Inc. (“Eclipse”) and Pilatus Aircraft Limited (“Pilatus”).

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

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen.  Flat panel displays can replace existing displays in legacy aircraft.  AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2016, 2015 and 2014, revenues related to FPDS accounted for 95%, 98% and 88%, respectively, of total sales.

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

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and rate of ascent and descent. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately.  During fiscal 2016, 2015, and 2014, sales of air data systems and components accounted for 5%, 2%, and 12%, respectively, of total revenues.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”), American Airlines, Inc. (“AAI”), Boeing, Deutsche Post DHL Group (“DHL”) , Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others. In fiscal year 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11% of total revenue, respectively. In fiscal year 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total revenue, respectively. In fiscal 2014, the three largest customers, Pilatus, Eclipse Aerospace and FedEx, accounted for 17%, 14%, and 12% of total revenue, respectively.

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

OEM Market

Since 2009, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of aircraft produced by Eclipse Aviation Inc., the assets of which were acquired by Eclipse in 2009. On April 15, 2015, Eclipse merged with Kestrel Aircraft to form One Aviation. IS&S is also developing and manufacturing the Utilities Management System (“UMS”) for Pilatus’ PC-24 aircraft under a multi-year production contract. The UMS integrates multiple aircraft utility functions commonly supported by multiple individual controllers and monitors. The UMS will provide integrated control of systems from within the avionics suite and automate various normal and emergency tasks to reduce crew workload and improve safety conditions.  This open architecture system will allow Pilatus to design and/or refine control and monitoring algorithms internally.

IS&S also markets its products to other original equipment manufacturers including Boeing and Lockheed Martin.

Backlog

	September 30
$000’s	2016	2015

Backlog, beginning of period	$7,601	$8,417
Plus: bookings during period, net	24,938	19,251
Less: revenue recognized during period	(27,970)	(20,067)
Backlog, end of period	$4,569	$7,601

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders.  The year over year decrease of $3.0 million was the result of booking of $24.9 million in new business, offset by $28.0 million in recognized revenue. Air data product backlog as of September 30, 2016 remained constant from September 30, 2015, and FPDS backlog as of September 30, 2016 decreased by $3.0 million from September 30, 2015, reflecting increased FPDS sales during 2016. The backlog excludes potential future sole-source production orders from products currently in development under the Company’s EDC programs, including the Eclipse E550, the Pilatus PC-24, and the KC-46A, all of which the Company expects to enter into extended production phases upon completion of development.  Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2016, none of the Company’s backlog was expected to be filled beyond fiscal 2017.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both R&D and EDC. At September 30, 2016, approximately 35% of the Company’s employees were engineers engaged in various engineering development projects.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal year 2016, 2015 and 2014 net sales outside the United States amounted to $8.2 million, $6.6 million and $12.0 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States, and the IS&S facility is FAA certified. The most significant product and installation regulations are Technical Standard Orders (“TSOs”) and Supplemental Type Certificate (“STCs”), which establish the minimum product performance standards. For example, in March 2015 and July 2015, respectively, the FAA issued its TSO authorization (“TSO”) and STC for the Company’s B757 Integrated Standby Unit to be used on B757 aircraft in the United States, and in December 2014, the FAA issued a TSO and STC to IS&S for a high definition Integrated Flat Panel Display System for use on Pilatus PC-12 type aircraft in the United States.

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of European Aviation Safety Agency (“EASA”), or other relevant governmental agencies.  EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA. For example, in August 2015, the EASA issued an STC on the Company’s B757 Integrated Standby Unit to be used on B757 aircraft in the European Community.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology.  As of September 30, 2016, the Company holds 32 U.S. patents and has 9 U.S. patent applications pending relating to its technology. In addition, IS&S holds 64 international patents and has 18 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2016, IS&S had 91 employees.  The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.  None of the Company’s employees are currently represented by a labor union.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	74	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	59	President
Relland M. Winand	62	Chief Financial Officer

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

Relland M. Winand has been the Company’s Chief Financial Officer since December 15, 2014.  Mr. Winand has served in a number of executive financial capacities with public companies including Chief Financial Officer of ECC International, Corp, a manufacturer of computer controlled maintenance simulators primarily for the Department of Defense, and Vice President Finance and Administration of Traffic.com, Inc. a leading provider of accurate, real-time traffic information in the United States.  Prior to joining Innovative Solutions and Support, Inc., from 2008 to 2013, Mr. Winand was Chief Financial Officer of Orbit/FR, Inc., an international developer and manufacturer of sophisticated microwave test and measurement systems for aerospace/defense, wireless, satellite and automotive industries.  From January 2014 until August 2014, Mr. Winand served as a consultant for Solomon Edwards Group LLC.  He has over 30 years’ experience in financial management and reporting for both public domestic and international manufacturing companies. Mr. Winand received a B.S. in Accounting from Drexel University and an M.B.A. in Finance from Widener University.

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

Item 1A.  Risk Factors.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2016 IS&S derived 51% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. For example, in October 2014, Delta issued a cancellation notice to the Company purporting to terminate its contract with IS&S (See Item 3. Legal Proceedings). In addition, the Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During fiscal 2016, approximately 4% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider.  Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements.  Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

Reductions in government expenditures could adversely affect IS&S business.

Reductions in funding of the DoD and U.S. defense spending, such as those imposed by the Budget Act of 2011, could have significant consequences to the Company’s business and industry. While the full impact of such reductions is  not determinable, the impact of any resulting reductions in defense appropriations, and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding, and negatively affect the IS&S’s revenues, financial condition and results of operations.

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

We self-insure a significant portion of our employee medical insurance program, which may expose us to unpredictable costs and negatively affect our financial performance.

We self-insure a significant portion of our employee medical insurance program and related benefit claims. The estimated liability for the self-funded portion of our insurance program is determined actuarially, based on claims filed historically, demographic factors and an estimate of claims incurred but not yet reported.  We maintain stop loss insurance coverage to limit our exposure for the self-funded portion of our health insurance program both on a per employee and aggregate basis, and liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported.  Unanticipated changes in any applicable actuarial assumptions or management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our financial condition and results of operations.  In addition, the premiums for this coverage could increase in the future, or we could be forced to raise our self-insured retention amounts.  If these expenses increase, or if we experience a claim in excess of our reserve and/or coverage limits, it could also have a material adverse effect on our financial condition and results of operation.

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

We currently operate without a substantial backlog.

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility.  As of September 30, 2016, none of the Company’s backlog was expected to be filled beyond fiscal 2017, which is below the Company’s historical expectations.  As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

Litigation with customers, employees and others could harm our reputation and impact operating results.

In the ordinary course of business, we may be involved in lawsuits and regulatory actions with customers, employees and others. For example, in October 2014, Delta issued a cancellation notice to the Company purporting to terminate its contract with IS&S (See Item 3. Legal Proceedings).  Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for breaches of contract or from product defects, and we are also subject to lawsuits filed by patent holders alleging patent infringement. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others.

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

As of September 30, 2016, IS&S held 32 U.S. patents and has 9 U.S. patent applications pending. In addition, the Company holds 64 international patents and has 18 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain.  Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products.  Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

A cyber security incident or other technology disruption could have a negative impact on our business.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats of terrorism events, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, for which we face similar security threats as for our own, in particular the DoD. In particular, cybersecurity threats-which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches-are persistent and evolve quickly. In general, such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and, in certain cases, may contain open source and third party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks, if not effectively mitigated or controlled, could materially harm our business or reputation. While we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.

The security measures we have implemented are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our information technology systems. Moreover, if a security breach of our information technology system affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability.

Such an event could require significant management attention and resources, negatively impact our reputation among our customers and the public and challenge our eligibility for future work on sensitive or classified systems, which could have a material adverse effect on our business, financial condition and results of operations.

Tax changes could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States, changes in tax legislation, and the results of audits and examinations of previously filed tax returns.

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The referendum is non-binding; however, it is expected to be passed into law, after which negotiations will commence to determine the future terms of the U.K.’s relationship with the E.U. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international customers relative to the U.S. dollar may impair the purchasing power of our international customers and could cause international customers to decrease their volume of orders or cancel orders completely.

Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

The Company leases a hanger to house the Company’s airplane in New Castle County, Delaware under a month to month lease. The annual lease expense is $21,000.

Item 3.  Legal Proceedings.

In the ordinary course of business, the Company is at time subject to various legal proceedings and claims. Except as set forth below with respect to the Delta matter, IS&S does not believe any such matters that are currently pending will have a material effect on its results of operations or financial position.

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment, which motions the court has not yet ruled on.  The outcome of the litigation is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2016 both of which are fully reserved.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2016		Fiscal Year 2015
Period	High	Low	High	Low
First Quarter	$2.95	$2.27	$5.31	$2.38
Second Quarter	2.92	2.35	4.45	2.95
Third Quarter	3.06	2.55	4.05	2.92
Fourth Quarter	3.35	2.58	3.40	2.52

On November 30, 2016, there were 16 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

On April 14, 2016, the Company’s Board of Directors approved the extension of the Company’s share repurchase program (originally approved on April 29, 2013 and previously extended in each of April 2014 and April 2015) which allows the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016.  Under the share repurchase program, the Company may purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program will depend on market conditions, and corporate and regulatory considerations. The program may be discontinued or suspended at any time.  The Company funding for this program was to come from available corporate funds, including cash on hand and future cash flow. During the year ended September 30, 2016, the Company purchased 250,000 shares of its common stock under the program. The aggregate cost of the shares purchased was $724,776 at an average cost per share of $2.90. As of September 30, 2016, no shares are available to be purchased under the program.

The following table sets forth the purchases made under this plan for each month of the fiscal year ended September 30, 2016:

			Total Number of	Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the
Period	Shares Purchased	per Share	Programs	Program

October 2015	—	$—	—	250,000
November 2015	—	—	—	250,000
December 2015	—	—	—	250,000
January 2016	—	—	—	250,000
February 2016	—	—	—	250,000
March 2016	—	—	—	250,000
April 2016	—	—	—	250,000
May 2016	4,910	2.83	4,910	245,090
June 2016	52,255	2.96	52,255	192,835
July 2016	4,765	2.95	4,765	188,070
August 2016	181,399	2.85	181,399	6,671
September 2016	6,671	3.00	6,671	—
	250,000	$2.90	250,000

The Company did not pay dividends in fiscal 2016 or fiscal 2015. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2011 through and including September 30, 2016, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Innovative Solutions and Support, Inc., the NASDAQ Composite Index,

the Russell 2000 Index and the Dow Jones US Aerospace & Defense Index

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2016 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Copyright© 2016 Russell Investment Group. All rights reserved.

	9/11	9/12	9/13	9/14	9/15	9/16

Innovative Solutions and Support, Inc.	100.00	82.40	237.09	155.33	80.72	95.01
NASDAQ Composite	100.00	131.89	163.47	195.96	202.60	234.66
Russell 2000	100.00	131.91	171.55	178.30	180.52	208.44
Dow Jones US Aerospace & Defense	100.00	119.51	174.23	207.37	213.88	249.78

Item 6.  Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of income data for the fiscal years ended September 30, 2016, 2015 and 2014 and the balance sheet data as at September 30, 2016 and 2015 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended September 30, 2013 and 2012 and the balance sheet data as at September 30, 2014, 2013 and 2012 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2016	2015	2014	2013	2012
Statement of Income Data:
Net sales	$27,969,703	$20,067,084	$44,095,023	$31,567,307	$24,578,198
Cost of sales	11,482,323	13,135,349	30,508,823	18,942,737	14,067,933
Gross profit	16,487,380	6,931,735	13,586,200	12,624,570	10,510,265
Research and development	4,873,328	2,705,208	2,618,054	2,578,034	2,693,554
Selling, general and administrative	9,170,865	7,847,271	11,111,014	8,119,071	7,400,199
Total operating expenses	14,044,193	10,552,478	13,729,068	10,697,105	10,093,753
Operating income (loss)	2,443,187	(3,620,743)	(142,868)	1,927,465	416,512
Interest income, net	33,504	24,804	21,756	41,174	100,414
Other income	78,440	33,283	37,758	38,120	65,005
Income (loss) before income taxes	2,555,131	(3,562,656)	(83,354)	2,006,759	581,931
Income tax expense (benefit)	568,330	2,303,479	(283,622)	119,842	(2,397,063)
Net income (loss)	$1,986,801	$(5,866,134)	$200,268	$1,886,917	$2,978,994

Net income (loss) per common share:
Basic	$0.12	$(0.35)	$0.01	$0.11	$0.18
Diluted	$0.12	$(0.35)	$0.01	$0.11	$0.18

Cash dividends declared per common share	$—	$—	$—	$1.50	$—

Weighted average shares outstanding:
Basic	16,927,055	16,924,189	16,927,879	16,753,068	16,641,895
Diluted	17,039,296	16,924,189	17,149,106	16,855,854	16,641,900

	As of September 30,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$18,767,661	$16,282,039	$15,214,584	$16,386,207	$42,977,501
Working capital	25,796,195	23,654,719	26,274,806	25,942,235	47,499,376
Total assets	36,488,969	36,106,569	44,029,511	42,498,309	62,468,233
Total shareholders’ equity	32,848,004	31,342,486	37,011,524	35,994,247	57,080,403

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

The Company experienced decreases in personnel costs in fiscal year 2016 and 2015 primarily in the R&D and production departments. However, the Company increased the use of third party contractors in fiscal 2016 primarily in the production department. In fiscal years 2014 the Company experienced an increase in the R&D and production departments due to increased engineering development requirements and increased production activity.

Results of Operations

The following table sets forth statement of income data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2016	2015	2014
Net sales:
Product	96.5%	72.6%	68.0%
Engineering development contracts	3.5%	27.4%	32.0%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	39.8%	42.0%	34.1%
Engineering development contracts	1.3%	23.5%	35.1%
Total cost of sales	41.1%	65.5%	69.2%

Gross profit	58.9%	34.5%	30.8%

Operating expenses:
Research and development	17.4%	13.5%	5.9%
Selling, general and administrative	32.8%	39.1%	25.2%
Total operating expenses	50.2%	52.6%	31.1%

Operating income (loss)	8.7%	(18.1)%	(0.3)%

Interest income	0.1%	0.1%	0.0%
Other income	0.3%	0.2%	0.1%

Income (loss) before income taxes	9.1%	(17.8)%	(0.1)%

Income tax expense (benefit)	2.0%	11.4%	(0.6)%

Net income (loss)	7.1%	(29.2)%	0.5%

Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015

Net sales. Net sales increased $8.0 million, or 39.4%, to $28.0 million for fiscal 2016 from $20.1 million for fiscal 2015. For fiscal 2016, product sales increased $12.4 million and EDC sales decreased $4.5 million, in each case, compared to fiscal 2015. The increase in product sales was primarily the result of increased shipments of displays for retrofit programs to commercial transport customers, the DoD, and commercial subcontractors as a result of increased demand compared to fiscal 2015. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales was $11.5 million, or 41.1% of net sales, for fiscal 2016 compared to $13.1 million, or 65.5% of net sales, in fiscal 2015. The decrease in cost of sales was primarily the result of decreased sales volume in the Company’s EDC programs, partially offset by increased manufacturing costs reflecting increased product sales. The Company’s overall gross margin in fiscal 2016 was 58.9% compared to 34.5% in fiscal 2015. The overall margin increase primarily reflects the effect of increased product sales, the recognition of deferred revenue and increased production volume relative to fixed costs. The overall gross margin increase was also impacted by an increase in gross margin on EDC programs, from 14% in fiscal 2015 to 68% in fiscal 2016. The fiscal 2016 EDC margin includes the reversal of a loss accrual in the amount of $0.5 million as the Company negotiated changes in January 2016 to its arrangement with a certain customer whereby the Company’s obligation with certain product deliverables were cancelled.

Research and development (“R&D”). R&D expense was $4.9 million for fiscal 2016 and $2.7 million for fiscal 2015. R&D expense increased to 17.4% of net sales in fiscal 2016 compared to 13.5% in fiscal 2015, reflecting a higher proportion of engineering hours incurred on internal R&D projects as the EDC programs are nearing completion.

Selling, general, and administrative. Selling, general and administrative expenses increased $1.3 million, or 16.9%, to $9.2 million, or 32.8% of net sales, for fiscal 2016 from $7.8 million, or 39.1% of net sales, for fiscal 2015. The increase in selling, general and administrative expenses for the year ended September 30, 2016 primarily reflects increased legal expense related to litigation arising from the termination of the Delta contract in 2014 and increased audit fees. The increase was partially offset by the reduction of bad debt expense in fiscal 2016 versus fiscal 2015. In fiscal 2015 a $1.3 million bad debt expense was incurred due to an impairment of an unbilled receivable.

Interest income, net. Net interest income increased by $9,000 to $34,000 for fiscal 2016 from $25,000 for fiscal 2015. The increase in interest was primarily the result of higher cash balances throughout the year ended September 30, 2016 as compared to the year ended September 30, 2015.

Other income. Other income for fiscal 2016 and fiscal 2015 was $78,000 and $33,000, respectively. The increase in fiscal 2016 was primarily the result of higher royalties earned compared to fiscal 2015.

Income taxes.  Income tax expense for the fiscal year ended September 30, 2016 was $0.6 million compared to an income tax expense of $2.3 million for the fiscal year ended September 30, 2015.

The effective tax rate for the year ended September 30, 2016 was 22.2%. The effective tax rate differs from the statutory rate primarily due to favorable temporary differences, Federal Research and Development Tax Credits utilization and an associated reduction to the valuation allowance.

Net income.  As a result of the factors described above, the Company’s net income for fiscal 2016 was $2.0 million compared to a net loss of $5.9 million for fiscal 2015. On a fully diluted basis, net income per share was $0.12 for fiscal 2016, compared to a net loss of $0.35 per share for fiscal 2015.

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

Income taxes.  The income tax expense for fiscal year ended September 30, 2015 was $2.3 million compared to an income tax benefit of $0.3million or for the fiscal year ended September 30, 2014. The tax benefit for the fiscal year ended September 30, 2014 resulted from a pretax loss of $0.1 million and the favorable impact of the Federal Research and Development Tax Credits.

The effective tax rate for the year ended September 30, 2015 was (64.7%) as a result of an increase in the Company’s net operating loss valuation allowance due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize the majority of such deferred tax assets. The effective tax rate differs from the statutory rate for the year ended September 30, 2015 primarily because of a valuation allowance recorded on the majority of the federal and state tax assets, net of liabilities.

Net income.  As a result of the factors described above, the Company’s net loss for fiscal 2015 was $5.9 million compared to net income of $0.2 million for fiscal 2014. On a fully diluted basis, the net loss per share was $0.35 for fiscal 2015, compared to net income of $0.01 for fiscal 2014.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2016	2015
Cash and cash equivalents	$18,767,661	$16,282,039
Accounts receivable	$4,511,091	$2,394,695
Current assets	$29,369,459	$28,415,976
Current liabilities	$3,573,264	$4,761,257
Deferred revenue	$179,585	$756,745
Other non-current liabilities (1)	$67,701	$2,826
Quick ratio (2)	6.51	3.92
Current ratio (3)	8.22	5.97

	Twelve Months Ended September 30,
	2016	2015	2014
Cash flow activites:
Net cash provided by (used in) operating activites	$3,562,053	$1,401,589	$(712,206)
Net cash used in investing activites	(351,654)	(118,964)	(718,922)
Net cash (used in) provided by financing activites	(724,777)	(215,170)	259,505

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

Operating Activities

The Company generated $3.6 million of cash from operations during fiscal 2016 as compared to $1.4 million during fiscal 2015. The cash provided by operating activities for the year ended September 30, 2016 was primarily comprised of net income of $2.0 million, the decrease in net unbilled receivables of $2.3 million, the reduction to inventory of $1.0 million a reduction to deferred taxes of $0.5 million and depreciation of $0.5 million, partially offset by the increase of accounts receivable of $2.1 million and the decrease in accrued expenses of $0.7 million. Unbilled receivables represent principally sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms on engineering development projects. The decrease in unbilled receivables reflects the billing of milestones achieved in the engineering development contract as they near completion in fiscal 2016.

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

Investing Activities

Cash used in investing activities was $0.4 million and $0.1 million for fiscal years 2016 and 2015, respectively, and consisted of spending for production equipment and laboratory test equipment.  The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash used by financing activities was $0.7 million and $0.2 million for fiscal years 2016 and 2015, respectively, and consisted primarily from the purchase of treasury stock.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will remain relatively constant with the levels experienced in fiscal 2016 and fiscal 2015 in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2016 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating leases	$116,811	$76,558	$40,253	$—	$—
Purchase obligations (1)	848,736	848,736	—	—	—
	$965,547	$925,294	$40,253	$—	$—

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized.  Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets.  The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence.  Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable.  The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carryback years, and tax planning strategies which are both prudent and feasible.  The Company’s current balance of the deferred tax valuation allowance is recorded against the majority of the federal and state deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carryback federal tax losses to claim a tax refund. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Warranty reserves

The Company offers warranties on some products of various lengths, however the standard warranty is twenty-four months. At the time of shipment, the Company establishes a reserve estimated for costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability.

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2016.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2016, the estimated liability for medical claims incurred but not reported was $52,600. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $253,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2016, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impacts of adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet presentation of deferred income taxes. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning October 1, 2017, with early adoption permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified its current deferred tax assets to noncurrent deferred tax assets for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”).  ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standards were scheduled to be effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. Additionally, during 2016, the FASB issued ASU Nos. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” all of which should be adopted concurrent with ASU 2014-09. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The FASB has recently issued an Exposure Draft of a proposed ASU that would delay by one year the effective date of this standard. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications.  Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related

EDC services. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal year 2016, 2015, and 2014 net sales outside the United States amounted to $8.2 million, $6.6 million and $12.0 million, respectively.

Item 7A.  Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2016 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $0.2 million. This would result in a net impact on cash of approximately $0.2 million for fiscal 2016.

Item 8.  Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions and Support, Inc.

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 16, 2016

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$18,767,661	$16,282,039
Accounts receivable	4,511,091	2,394,695
Unbilled receivables, net	1,597,672	3,920,209
Inventories	3,645,828	4,597,316
Prepaid expenses and other current assets	847,207	1,221,717

Total current assets	29,369,459	28,415,976

Property and equipment, net	6,962,562	7,095,330
Non-current deferred income taxes	—	426,315
Other assets	156,948	168,948

Total assets	$36,488,969	$36,106,569

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,503,771	$1,435,981
Accrued expenses	1,889,908	2,568,531
Deferred revenue	179,585	756,745

Total current liabilities	3,573,264	4,761,257

Non-current deferred income taxes	67,701	—
Other liabilities	—	2,826

Total liabilities	3,640,965	4,764,083

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2016 and 2015	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,812,465 and 18,756,089 issued at September 30, 2016 and 2015, respectively	18,813	18,756

Additional paid-in capital	51,392,159	51,148,722
Retained earnings	2,805,569	818,768
Treasury stock, at cost, 2,096,451 shares at September 30, 2016 and 1,846,451 at September 30, 2015	(21,368,537)	(20,643,760)

Total shareholders’ equity	32,848,004	31,342,486

Total liabilities and shareholders’ equity	$36,488,969	$36,106,569

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Fiscal Year Ended September 30,
	2016	2015	2014
Net sales:
Product	$26,985,899	$14,573,475	$29,975,410
Engineering development contracts	983,804	5,493,609	14,119,613
Total net sales	27,969,703	20,067,084	44,095,023

Cost of sales:
Product	11,112,339	8,417,571	15,050,608
Engineering development contracts	369,984	4,717,778	15,458,215
Total cost of sales	11,482,323	13,135,349	30,508,823

Gross profit	16,487,380	6,931,735	13,586,200

Operating expenses:
Research and development	4,873,328	2,705,208	2,618,054
Selling, general and administrative	9,170,865	7,847,270	11,111,014
Total operating expenses	14,044,193	10,552,478	13,729,068

Operating income (loss)	2,443,187	(3,620,743)	(142,868)

Interest income	33,504	24,804	21,756
Other income	78,440	33,283	37,758
Income (loss) before income taxes	2,555,131	(3,562,656)	(83,354)

Income tax (benefit) expense	568,330	2,303,478	(283,622)

Net income (loss)	$1,986,801	$(5,866,134)	$200,268

Net income (loss) per common share:
Basic	$0.12	$(0.35)	$0.01
Diluted	$0.12	$(0.35)	$0.01

Weighted average shares outstanding:
Basic	16,927,055	16,924,189	16,927,879
Diluted	17,039,296	16,924,189	17,149,106

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2013	$18,632	$49,880,571	$6,484,634	$(20,389,590)	$35,994,247

Share-based compensation	—	407,391	—	—	407,391
Exercise of stock options	58	259,505	—	—	259,563
Issuance of stock to directors	25	150,030	—	—	150,055
Purchase of treasury stock	—	—	—	—	—
Dividends	—	—	—	—	—
Net income	—	—	200,268	—	200,268

Balance, September 30, 2014	$18,715	$50,697,497	$6,684,902	$(20,389,590)	$37,011,524

Share-based compensation	—	262,314	—	—	262,314
Exercise of stock options	20	38,980	—	—	39,000
Issuance of stock to directors	21	149,931	—	—	149,952
Purchase of treasury stock	—	—	—	(254,170)	(254,170)
Net (loss) income	—	—	(5,866,134)	—	(5,866,134)

Balance, September 30, 2015	$18,756	$51,148,722	$818,768	$(20,643,760)	$31,342,486

Share-based compensation	—	60,272	—	—	60,272
Exercise of stock options	—	—	—	—	—
Issuance of stock to directors	57	183,165	—	—	183,222
Purchase of treasury stock	—	—	—	(724,777)	(724,777)
Net income	—	—	1,986,801	—	1,986,801

Balance, September 30, 2016	$18,813	$51,392,159	$2,805,569	$(21,368,537)	$32,848,004

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,986,801	$(5,866,134)	$200,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	493,361	570,314	576,478
Share-based compensation expense
Stock options	68,172	316,369	660,136
Stock awards	183,222	149,952	150,055
Tax adjustment from share-based compensation	(7,899)	(54,055)	(252,688)
Provision for (recovery) loss on unbilled receivables	—	1,237,841	3,680,679
(Gain) loss on disposal of property and equipment	3,605	(61,817)	78
Excess and obsolete inventory cost	—	225,742	196,205
Deferred income taxes	494,016	2,743,616	(648,456)
(Increase) decrease in:
Accounts receivable	(2,116,941)	2,025,168	69,571
Unbilled receivables	2,322,537	2,267,678	(4,566,965)
Inventories	951,488	647,728	(1,289,478)
Prepaid expenses and other current assets	371,684	(250,331)	(107,899)
Other non-current assets	—	(75,300)	105,886
Increase (decrease) in:
Accounts payable	67,790	(966,671)	30,515
Accrued expenses	(678,623)	(1,323,609)	557,222
Income taxes payable	—	(415,328)	(152,608)
Deferred revenue	(577,160)	230,426	78,795
Net cash provided (used in) by operating activities	3,562,053	1,401,589	(712,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(352,762)	(188,509)	(719,523)
Proceeds from the sale of property and equipment	1,108	69,545	601
Net cash (used in) investing activities	(351,654)	(118,964)	(718,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	39,000	259,505
Purchases of treasury stock	(724,777)	(254,170)	—
Net cash (used in) provided by financing activities	(724,777)	(215,170)	259,505

Net increase (decrease) in cash and cash equivalents	2,485,622	1,067,455	(1,171,623)
Cash and cash equivalents, beginning of year	16,282,039	15,214,584	16,386,207

Cash and cash equivalents, end of year	$18,767,661	$16,282,039	$15,214,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$175,000	$—	$770,000
Cash received from income tax refund	$364,836	$—	$—

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Background

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

2.        Concentrations

Major Customers and Products

In fiscal 2016, 2015 and 2014, the Company derived 51%, 57% and 59%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $1.6 million, $3.5 million, and $7.9 million as at September 30, 2016, 2015 and 2014, respectively.

In fiscal 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11 of total revenue, respectively. In fiscal 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total sales, respectively. In fiscal 2014, three of the Company’s customers, Pilatus, Eclipse and FedEx, accounted for 17%, 14% and 12% of total sales, respectively.

Flat panel sales were 95%, 98% and 88% of total sales in the years ended September 30, 2016, 2015 and 2014, respectively. Sales of air data systems and components were 5%, 2% and 12% of total sales for the years ended September 30, 2016, 2015 and 2014, respectively.  Sales to government contractors and agencies accounted for approximately 32%, 30% and 39% of total sales during fiscal years 2016, 2015 and 2014, respectively.  The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience.  Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2016 the Company had one supplier that accounted for 25% of the Company’s total inventory related purchases.  During fiscal 2015 the Company had one supplier that accounted for 43% of the Company’s total inventory related purchases.

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

3.        Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2016 and 2015 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	September 30,
	2016	2015
Raw materials	$2,966,891	$3,346,778
Work-in-process	500,869	745,311
Finished goods	178,068	505,227
	$3,645,828	$4,597,316

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During fiscal 2016, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value.  Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2016, 2015 or 2014.

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

Customer Service Revenue

The Company enters into sales arrangement with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the fiscal years ended 2016, 2015 and 2014 are as follows:

	For the Fiscal Year Ended September 30,
	2016	2015	2014

Customer Service Sales	$3,597,828	$2,612,626	$2,432,675
Customer Service Cost of Sales	1,271,022	1,096,332	1,152,549
Gross Profit	$2,326,806	$1,516,294	$1,280,126

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating loss (“NOL”) and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment.

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carryback years, and tax planning strategies which are both prudent and feasible. The Company’s current balance of the deferred tax valuation allowance is recorded against the majority of its federal and state deferred tax assets.  The remaining amount of the deferred tax assets recognized are attributable to tax planning strategies and the ability to carryback federal tax losses to claim a tax refund. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For fiscal 2016, 2015 and 2014 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and 2015, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$17,424,641	$—	$—

Fair Value Measurement on September 30, 2015
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$14,410,806	$—	$—

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

Warranty

The Company offers warranties on some products of various lengths, however the standard warranty is twenty-four months. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely.  Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense.  While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs.  If actual product failure rates and/or corrective costs differ from the estimates, the Company revises estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2016.  However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2016, the estimated liability for medical claims incurred but not reported was $52,600. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $253,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2016, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impacts of adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet presentation of deferred income taxes. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning October 1, 2017, with early adoption permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified its current deferred tax assets to noncurrent deferred tax assets for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”).  ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standards were scheduled to be effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. Additionally, during 2016, the FASB issued ASU Nos. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” all of which should be adopted concurrent with ASU 2014-09. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The FASB has recently issued an Exposure Draft of a proposed ASU that would delay by one year the effective date of this standard. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

4.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2016	2015	2014
Numerator:
Net income (loss)	$1,986,801	$(5,866,134)	$200,268
Denominator:
Basic weighted average shares	16,927,055	16,924,189	16,927,879
Dilutive effect of share-based awards	112,241	—	221,227
Diluted weighted average shares	17,039,296	16,924,189	17,149,106

Net income (loss) per common share:
Basic	$0.12	$(0.35)	$0.01
Diluted	$0.12	$(0.35)	$0.01

Net income per share is calculated pursuant to ASC Topic 260, Earnings per Share (“ASC Topic 260”).  Basic earnings per share (“EPS”) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options and restricted stock units (“RSUs”).

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2016 and 2015, there were 589,168 and 645,168 options to purchase common stock outstanding, respectively, and 67,115 and 0 shares subject to vesting of restricted stock units outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.  For fiscal 2016, 339,581 shares were excluded and for fiscal 2015 all options to purchase common stock were excluded from the calculation of earnings per share as their effect would be anti-dilutive. For fiscal year 2014, 55,666 options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5.  Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables were $1.6 million and $3.9 million at September 30, 2016 and 2015, respectively, though fiscal 2015 is net of an impairment of $1.3 million. In January 2016, the Company negotiated and executed a new agreement with a certain customer to provide products and services with current technology resulting in an impairment of a fiscal 2015 unbilled receivable and the extinguishment of our obligation to deliver certain products under the original contract.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised.  Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates increased operating income by $58,000 during the fiscal year ended September 30, 2016 and reduced operating income by, $117,000 and $1.5 million during fiscal years ended September 30, 2015 and 2014, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2016	2015

Prepaid insurance	$386,212	$290,543
Income tax refund receivable	106,932	386,869
Other	354,063	544,305
	$847,207	$1,221,717

7. Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2016	2015

Computer equipment	$2,208,398	$2,270,799
Corporate airplane	3,194,571	3,128,504
Furniture and office equipment	1,052,284	1,056,486
Manufacturing facility	5,733,313	5,733,313
Equipment	5,435,949	5,165,190
Land	1,021,245	1,021,245
	18,645,760	18,375,537
Less accumulated depreciation and amortization	(11,683,198)	(11,280,207)
	$6,962,562	$7,095,330

Depreciation related to property and equipment was approximately $0.5 million in fiscal 2016 and $0.6 million in each of fiscal years 2015 and 2014.

8. Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2016	2015
Intangible assets, net of accumulated amortization of $529,037 and $517,037 at September 30, 2016 and September 30, 2015	$71,200	$83,200

Other non-current assets	85,748	85,748
	$156,948	$168,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in fiscal 2016, 2015 or 2014.

Total intangible amortization expense was approximately $12,000 in fiscal year 2016, $17,000 in fiscal year 2015 and $5,000 in fiscal year 2014. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2016 and September 30, 2015 include the security deposit and advance payment of the last month’s rent due under an operating lease for the property located at 180 Gordon Drive, Exton, PA, and a deposit for medical claims required under the Company’s medical plan.

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2016	2015

Warranty	$1,009,368	$878,901
Salary, benefits and payroll taxes	267,323	537,451
Professional fees	308,905	353,012
Other	304,312	799,167
	$1,889,908	$2,568,531

Other accrued expense at September 30, 2016 and 2015 includes $0.1 million and $0.6 million of EDC program costs, respectively.

10.  Warranty

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

Warranty cost and accrual information for fiscal years ended September 30, 2016 and 2015:

	2016	2015
Warranty accrual as of October 1,	$878,901	$777,599
Accrued expense for fiscal year	409,013	290,910
Warranty cost incurred for fiscal year	(278,546)	(189,608)
Warranty accrual as of September 30,	$1,009,368	$878,901

11.  Income Taxes

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2016	2015	2014

Current provision (benefit):
Federal	$77,244	$(375,936)	$614,729
State	(2,930)	(10,146)	363

Total current provision (benefit)	74,314	(386,082)	615,092

Deferred provision (benefit):
Federal	493,989	2,598,050	(857,049)
State	27	91,510	(41,665)

Total deferred provision (benefit)	494,016	2,689,560	(898,714)

Total current and deferred provision (benefit)	$568,330	$2,303,478	$(283,622)

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2016	2015	2014

U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.2%	0.0%	29.6%
Permanent items	(0.2)%	(2.5)%	123.9%
Research and development tax credits	(12.6)%	17.4%	190.4%
Valuation allowance	(2.9)%	(110.0)%	283.9%
Change in unrecognized tax benefits	(0.1)%	(2.6)%	(41.5)%
123R cancellations and forfeitures	3.8%	(1.0)%	(280.0)%

Effective income tax rate	22.2%	(64.7)%	340.3%

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively extended the U.S. R&D Tax Credit through December 31, 2014.  As a result, the Company’s effective income tax rate in fiscal year 2015 reflects an R&D Tax Credit for nine months from the fiscal year ended September 30, 2014 and three months ended December 31, 2014.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was enacted, which retroactively and permanently extended the U.S. R&D Tax Credit.  As a result, the Company’s effective income tax rate in fiscal year 2016 reflects an R&D Tax Credit for twelve months from the fiscal year ended September 30, 2015.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2016	2015
	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$2,539,117	$3,321,257
Research and development credit	1,742,627	1,472,421
NOL carryforward - state	1,206,476	1,200,156
Depreciation	(725,018)	(741,736)
Stock options	603,881	678,316
Other	—	897
	5,367,083	5,931,311
Less: Valuation allowance	(5,297,757)	(5,371,528)
Total deferred tax assets	69,326	559,783

Deferred tax liabilities:
Depreciation	(137,027)	(133,468)
Total deferred tax liabilities	(137,027)	(133,468)

Net deferred tax (liability) asset	$(67,701)	$426,315

At September 30, 2016, the Company had state NOL carryforwards of $20.1 million, which begin to expire in varying amounts after the fiscal year ending September 30, 2026.  In addition, the Company has federal R&D Tax Credit carryforwards of approximately $1,262,000, which begin to expire in varying amounts after fiscal year ending September 30, 2030, and state R&D Tax Credit carryforwards of $480,000 (net of federal impact), which begin to expire in varying amounts after the fiscal year ending September 30, 2023.

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

At September 30, 2015, the Company had a valuation allowance of $5,372,000 due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize the majority of its federal and state deferred tax assets. At September 30, 2016, the valuation allowance was determined to be $5,298,000, a net decrease of $74,000 with the remaining amount of recognized deferred tax assets attributable to tax planning strategies. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2016	2015	2014
Balance at beginning of year	$615,000	$526,000	$492,000
Unrecognized tax benefits related to prior years	(2,000)	—	1,500
Unrecognized tax benefits related to current year	26,000	125,000	32,500
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(24,000)	(36,000)	—

Balance at end of year	$615,000	$615,000	$526,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $615,000, $615,000 and $526,000 at September 30, 2016, 2015 and 2014, respectively.  It is not anticipated that the balance of unrecognized tax benefits at September 30, 2016 will change significantly over the next twelve months.  The balance of unrecognized tax benefits as reflected in the table above at September 30, 2016 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2016, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal year ended September 30, 2016, 2015 and 2014, the Company recognized (benefit) expense of $(3,000), $(2,000) and $0, respectively, for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2013 and thereafter are open years subject to examination by the Internal Revenue Service (“IRS”).  The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company’s income tax return for the year ended September 30, 2010, and no adjustments resulted from this examination.  There are no state income tax examinations in process at this time.

12.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $127,000, $104,000 and $163,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

13.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $251,000, $466,000 and $810,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was ($8,000), ($54,000) and $(253,000) for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2016, 2015, and 2014 and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2013	144,500	$12.79	$—
Granted	—	—	—
Exercised	(12,000)	7.40	8,604
Cancelled	(70,500)	16.25	—

Outstanding at September 30, 2014	62,000	$9.91	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(9,000)	16.25	—

Outstanding at September 30, 2015	53,000	$8.83	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(23,000)	12.17	—

Outstanding at September 30, 2016	30,000	$6.27	$—
Vested	30,000	$6.27	$—
Options exercisable at September 30, 2016	30,000	$6.27	$—

In fiscal 2016 and 2015 and 2014, no options were granted under the 1998 Plan. Therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. 12,000 options under the 1998 Plan were exercised in fiscal 2014, and no options were exercised during fiscal years 2016 and 2015.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2016	Weighted- Average Exercise Price

$ 0.00 - $ 5.00	—	—	$—	—	$—
$ 5.01 - $ 10.00	30,000	1.394	6.27	30,000	6.27
$ 10.01 - $ 15.00	—	—	—	—	—
	30,000	1.394	$6.27	30,000	$6.27

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term.  Because no options were granted from the 1998 Plan in fiscal 2016, 2015 and 2014, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for fiscal years ended September 30, 2016, 2015 and 2014.

At September 30, 2016, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2017.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, options, RSUs and other equity-based awards (collectively referred to as “Awards”).  Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At September 30, 2016 there were 257,264 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2016, 2015 and 2014, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2013	680,334	$3.32	$—
Granted	—	—	—
Exercised	(44,666)	3.78	178,823
Cancelled	(10,500)	3.78	—

Outstanding at September 30, 2014	625,168	$3.28	$3,153,696
Granted	—	—	—
Exercised	(20,000)	1.95	15,200
Cancelled	(13,000)	2.37	—

Outstanding at September 30, 2015	592,168	$3.35	—
Granted	67,115	2.81	25,504
Exercised	—	—	—
Cancelled	(33,000)	3.78	—

Outstanding at September 30, 2016	626,283	$3.27	$—
Vested and expected to vest	626,283	$3.27	$—
Options exercisable at September 30, 2016	559,168	$3.32	$—

The following table summarizes information about stock options under the 2009 Plan at September 30, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2016	Weighted- Average Exercise Price

$ 0.00 - $ 5.00	626,283	5.2	$3.27	559,168	$3.32

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

The Company did not grant any options in fiscal years 2016, 2015 and 2014, and therefore did not record any compensation expense related to the 2009 Plan during such periods.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $68,000, $316,000 and $660,000 for fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was $178,000, $192,000 and $200,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

At September 30, 2016, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016.  Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that if a director resigns from the Board prior to January 1, 2017, such director shall only receive a pro rata

portion of such award for time served.   As of September 30, 2016, there were 67,115 unvested restricted stock units outstanding under the 2009 Plan, all of which were issued during the fiscal year ended September 30, 2016.  There were no such awards outstanding as of September 30, 2015 or 2014, and no such activity under the 2009 Plan during the fiscal years ended September 30, 2015 or 2014.

14.  Commitments and Contingencies

Operating Leases

Rent expense under operating leases totaled $83,000, $73,000 and $69,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating leases are $77,000 and $40,000 for the years ended September 30, 2017 and 2018, respectively.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.  The purchase obligations on open purchase orders were $0.9 million, $0.5 million and $2.1 million as of September 30, 2016, 2015 and 2014, respectively.

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

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment, which motions the court has not yet ruled on.  The outcome of the litigation is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2016 both of which are fully reserved.

15.  Related Party Transactions

The Company incurred legal fees of $122,000, $114,000 and $99,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively with a law firm which is a shareholder of the Company.

For the years ended September 30, 2016, 2015 and 2014, respectively, the Company incurred service fees of $22,000, $11,000, and $6,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company’s Chairman and Chief Executive Officer.

16.  Quarterly Financial Data (unaudited)

Summarized quarterly results of operations of the Company for the years ended September 30, 2016 and September 30, 2015 are presented below:

	Fiscal Year Ended September 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,583,578	$8,660,982	$6,504,592	$6,220,551
Cost of sales	3,267,767	2,757,635	2,621,016	2,835,905
Gross profit	3,315,811	5,903,347	3,883,576	3,384,646
Operating (loss) income	(308,733)	1,973,116	232,344	546,460
Net (loss) income	(215,438)	1,578,313	226,797	397,129

Net income (loss) per common share
Basic	$(0.01)	$0.09	$0.01	$0.02
Diluted	$(0.01)	$0.09	$0.01	$0.02

	Fiscal Year Ended September 30, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,724,255	$5,286,050	$4,919,690	$3,137,089
Cost of sales	3,962,450	3,702,654	2,988,045	2,482,200
Gross profit	2,761,805	1,583,396	1,931,645	654,889
Operating income (loss)	166,315	(637,965)	(264,862)	(2,884,231)
Net income (loss)	593,742	(364,091)	(3,531,973)	(2,563,812)

Net income (loss) per common share
Basic	$0.04	$(0.02)	$(0.21)	$(0.15)
Diluted	$0.03	$(0.02)	$(0.21)	$(0.15)

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period.  As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

17.  Business Segments

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers, and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States.  During fiscal 2016, 2015 and 2014, IS&S derived 95%, 98% and 88%, respectively, of its total revenues from the sale of FPDS.  During fiscal 2016, 2015 and 2014, the Company derived 5%, 2% and 12%, respectively, of total revenues from the sale of air data systems related products.  During fiscal 2016, 2015 and 2014, the Company derived 4%, 27% and 32%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal years 2016, 2015 and 2014, net sales outside the United States amounted to $8.2 million, $6.6 million and $12.0 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components.  During fiscal 2016, 2015 and 2014, the Company derived 95%, 98% and 88%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.  Controls and procedures

(a)         We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)         Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of September 30, 2016, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2016.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)

Equity compensation plans approved by security holders	656,283	$3.41	257,264

Equity compensation plans not approved by security holders	—	$—	—

The Company makes an annual grant of restricted stock awards under the 2009 Plan to its non-employee directors.  Total share-based compensation expense for non-employee directors was $178,000, $192,000 and $200,000 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. In the fiscal years ended September 30, 2016, 2015 and 2014, awards to the Company’s non-employee directors under the Plan were 56,376, 21,640 and 12,890 shares or, in the case of fiscal 2016, RSUs exercisable for shares, respectively.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Bylaws of IS&S. (7)

10.1	IS&S 1998 Stock Option Plan. (1) (4)
10.2	Amendment No. 1 to the IS&S 1998 Stock Option Plan. (1) (3)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (8)

21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document (9)
101.INS	XBRL Taxonomy Extension Scheme Document (9)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (9)
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document (9)
101.DEF.	XBRL Taxonomy Extension Label Linkbase Document (9)
101.LAB.	XBRL Taxonomy Extension Presentation Linkbase Document (9)
101.PRE.

(1)         Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(2)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2007.

(3)         Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission for the fiscal year 2008.

(4)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on March 1, 2005.

(5)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2009.

(6)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 26, 2004.

(7)         Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2010.

(8)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2012.

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

Dated: December 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 16, 2016
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 16, 2016
Shahram Askarpour

/s/ Relland Winand	Chief Financial Officer (Principal Accounting Officer)	December 16, 2016
Relland Winand

/s/ Glen R. Bressner	Director	December 16, 2016
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 16, 2016
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 16, 2016
Robert E. Mittelstaedt, Jr.

/s/ Robert H. Rau	Director	December 16, 2016
Robert H. Rau

/s/ Roger A. Carolin	Director	December 16, 2016
Roger A. Carolin