Form 10-Q
period 2016-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2017-02-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐             No ☒

As of January 31, 2017, there were 16,783,129 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2016

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,161,147	$18,767,661
Accounts receivable, net	3,786,980	4,511,091
Unbilled receivables, net	1,604,069	1,597,672
Inventories	4,198,432	3,645,828
Prepaid expenses and other current assets	1,222,595	847,207

Total current assets	28,973,223	29,369,459

Property and equipment, net	6,901,566	6,962,562
Other assets	156,948	156,948

Total assets	$36,031,737	$36,488,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,713,616	$1,503,771
Accrued expenses	2,246,154	1,889,908
Deferred revenue	351,229	179,585

Total current liabilities	4,310,999	3,573,264

Non-current deferred income taxes	67,708	67,701

Total liabilities	4,378,707	3,640,965

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2016 and September 30, 2016	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,812,465 issued at December 31, 2016 and September 30, 2016	18,813	18,813

Additional paid-in capital	51,392,159	51,392,159
Retained earnings	1,610,595	2,805,569
Treasury stock, at cost, 2,096,451 shares at December 31, 2016 and September 30, 2016	(21,368,537)	(21,368,537)

Total shareholders’ equity	31,653,030	32,848,004

Total liabilities and shareholders’ equity	$36,031,737	$36,488,969

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2016	2015
Sales:
Product	$3,475,171	$5,940,410
Engineering development contracts	348,876	643,168
Returns and allowances	(458,181)
Total net sales	3,365,866	6,583,578

Cost of sales:
Product	1,740,703	2,908,957
Engineering development contracts	87,349	358,810
Total cost of sales	1,828,052	3,267,767

Gross profit	1,537,814	3,315,811

Operating expenses:
Research and development	1,085,988	931,600
Selling, general and administrative	2,047,121	2,692,944
Total operating expenses	3,133,109	3,624,544

Operating loss	(1,595,295)	(308,733)

Interest income	9,876	7,025
Other income	19,114	32,410
Loss before income taxes	(1,566,305)	(269,298)

Income tax benefit	(371,331)	(53,860)

Net loss	$(1,194,974)	$(215,438)

Net loss per common share:
Basic	$(0.07)	$(0.01)
Diluted	$(0.07)	$(0.01)

Weighted average shares outstanding:
Basic	16,716,014	16,909,638
Diluted	16,716,014	16,909,638

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,194,974)	$(215,438)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	108,336	113,770
Share-based compensation expense:
Stock options	—	55,496
Gain on disposal of property and equipment	—	(563)
Deferred income taxes	7	—
(Increase) decrease in:
Accounts receivable	724,111	(2,951,983)
Unbilled receivables, net	(6,397)	1,233,885
Inventories	(552,604)	73,406
Prepaid expenses and other current assets	(375,388)	293,373
Increase (decrease) in:
Accounts payable	209,845	1,134,837
Accrued expenses	356,246	338,475
Income taxes payable/receivable	—	—
Deferred revenue	171,644	(18,302)
Net cash (used in) provided by operating activities	(559,174)	56,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,340)	(66,067)
Proceeds from the sale of property and equipment	—	563
Net cash (used in) investing activities	(47,340)	(65,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(606,514)	(8,548)
Cash and cash equivalents, beginning of year	18,767,661	16,282,039

Cash and cash equivalents, end of period	$18,161,147	$16,273,491

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2016 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage-of-completion on EDC, recoverability of long-lived assets, stock-based compensation expense self-insurance reserves, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2016 and September 30, 2016 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During the three months ended December 31, 2016, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and September 30, 2016, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$17,427,465	$—	$—

Fair Value Measurement on September 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$17,424,641	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, known as triggering events, indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment triggering events occurred during the three months ended December 31, 2016 or 2015.

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

Single Element Arrangements -

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605.  In addition, the Company receives orders for equipment and parts, and recognizes revenue at either the shipping point or upon receipt by the customer. Prior to the quarter ended December 31, 2016, the Company had not experienced significant returns of its products.  During January 2017, the Company commenced negotiations with a customer to reconfigure their avionics system.  In connection with those negotiations, the Company agreed to allow the return of products previously sold and, accordingly, net sales and net accounts receivable reflect reductions of $0.5 million for the value of products returned by the customer.

The Company offers its customers extended warranties for additional fees, which it records as deferred revenue and recognizes as sales on a straight-line basis over the warranty periods.

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC services related to its products.  The Company recognizes revenue from these arrangements as EDC revenue, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. For contracts that are long-term in nature, the Company believes that the use of the percentage-of-completion method is appropriate as the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. In certain circumstances, the Company uses the completed contract method for other contracts.  Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three months ended December 31, 2016 and 2015 respectively are as follows:

	For the Three Months Ended December 31,
	2016	2015

Customer Service Sales	$703,732	$697,890
Customer Service Cost of Sales	342,439	283,239
Gross Profit	$361,293	$414,651

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At December 31, 2016, approximately 35% of the Company’s employees were engineers engaged in various engineering development projects.  Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts.  Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs.  R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred.  Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets.  For the three months ended December 31, 2016 and 2015, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Share-Based Compensation

The Company accounts for share-based compensation under FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“ASC Topic 505-50”), and ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2016. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2016 and September 30, 2016, the estimated liability for medical claims incurred but not reported was $49,400 and $52,600 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $269,000 and $253,000 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2016 and September 30, 2016, respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2016, three customers, Sierra Nevada Corporation (“Sierra Nevada”), Pilatus Aircraft Limited (“Pilatus”) and the DoD accounted for 32%, 18% and 11% of net sales, respectively.  For the three months ended December 31, 2015, three customers, DHL Aviation Services (“DHL”), ABX Air (“ABX”) and the DoD accounted for 23%, 18% and 12% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2016, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2015, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases

Concentration of Credit Risk

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

The Company had allowances for doubtful accounts for unbilled receivables in the amount of $3.6 million related to the Delta contract as of both December 31, 2016 and September 30, 2016 (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for lessees, and lessors, including with respect to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impacts of adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies balance sheet presentation of deferred income taxes. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning October 1, 2017, with early adoption permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified its current deferred tax balances to noncurrent deferred tax for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments and an impairment of $3.6 million related to the Delta contract were $1.6 million at December 31, 2016 and September 30, 2016.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $154,000 for the three months ended December 31, 2016. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $46,000 for the three months ended December 31, 2015.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2016	2016

Raw materials	$3,173,982	$2,966,891
Work-in-process	688,537	500,869
Finished goods	335,913	178,068
	$4,198,432	$3,645,828

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2016	2016

Prepaid insurance	$498,139	$386,212
Income tax refund receivable	479,726	106,932
Other	244,730	354,063
	$1,222,595	$847,207

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2016	2016

Land	$1,021,245	$1,021,245
Computer equipment	2,224,772	2,208,398
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,052,284	1,052,284
Manufacturing facility	5,733,313	5,733,313
Equipment	5,466,915	5,435,949
	18,693,100	18,645,760
Less: accumulated depreciation and amortization	(11,791,534)	(11,683,198)
	$6,901,566	$6,962,562

Depreciation and amortization related to property and equipment was approximately $108,000 and $114,000 for the three months ended December 31, 2016 and 2015, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2016	2016
Intangible assets, net of accumulated amortization of $529,037 at December 31, 2016 and September 30, 2016	$71,200	$71,200
Other non-current assets	85,748	85,748
	$156,948	$156,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units.  No impairment charges were recorded in the three months ended December 31, 2016 and 2015.

There was no amortization expense for the three months ended December 31, 2016 and 2015. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2016	2016

Warranty	$1,025,442	$1,009,368
Salary, benefits and payroll taxes	375,418	267,323
Professional fees	408,528	308,905
Other, including losses on contracts	436,766	304,312
	$2,246,154	$1,889,908

Other accrued expense at December 31, 2016 and September 30, 2016 includes $0.0 million and $0.1 million of EDC program costs, respectively.

Warranty cost and accrual information for the three months ended December 31, 2016 is highlighted below:

Three Months Ending
December 31, 2016

Warranty accrual, beginning of period	$1,009,368
Accrued expense	66,970
Warranty cost	(50,896)
Warranty accrual, end of period	$1,025,442

3. Income Taxes

The income tax benefit for the three months ended December 31, 2016 was $371,000 as compared to an income tax benefit of $54,000 for the three month ended December 31, 2015.

The effective tax rate for the three months ended December 31, 2016 was 23.7%.  The effective tax rate for the three months ended December 31, 2016 differs from the statutory rate primarily due to a change in the valuation allowance in the current period.

The effective tax rate for the three months ended December 31, 2015 was 20%.  The effective tax rate for the three months ended December 31, 2015 differs from the statutory rate due to a limitation in the amount of tax benefit that may be realized.

In the period ended June 30, 2015, a valuation allowance was recorded on the majority of the Company’s federal and state deferred tax assets, net of liabilities, due to the uncertainty on the Company’s ability to generate sufficient future taxable income to realize such deferred tax assets.  The remaining amount of deferred tax assets recognized were attributable to tax planning strategies.  The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is no longer more likely than not that a portion of these net deferred tax assets will not be realized in future periods.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2016, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $0 and $55,000 for the three months ended December 31, 2016 and 2015, respectively.  The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for the three months ended December 31, 2016 and 2015. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

The Company has three share-based compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”) , each of which the shareholders approved. The 1998 Plan expired on November 13, 2008. The last awards under the Restricted Plan were made in 2010, and no further shares remain to be awarded under the Restricted Plan.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for December 31, 2016 and December 31, 2015.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options.  In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code.  At December 31, 2016 there were 257,264 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $0 and $55,000 for the three months ended December 31, 2016 and 2015, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was $0 for the three months ended December 31, 2016 and 2015. Total compensation expense associated with the 2009 Plan was $0 and $55,000 for the three months ended December 31, 2016 and 2015, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of December 31, 2016, there were 67,115 unvested restricted stock units outstanding under the 2009 Plan, all of which were issued during the fiscal year ended September 30, 2016.

Stock repurchase program

On April 14, 2016, the Company’s Board of Directors approved the extension of the Company’s share repurchase program which allowed the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016.  Under the share repurchase program, the Company was permitted to purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited).  The timing and amount of repurchase transactions under this program was subject to market conditions, and corporate and regulatory considerations. The Company was also permitted to discontinue or suspend the program at any time.  The Company funding for this program was derived from available corporate funds, including cash on hand and cash flows from operations. During the year ended September 30, 2016, the Company purchased 250,000 shares of its common stock under the program. The aggregate cost of the shares purchased was $724,776 at an average cost per share of $2.90. As of December 31, 2016, no shares are available to be purchased under the program.

5. Earnings Per Share

	Three Months Ended December 31,
	2016	2015
Numerator:
Net income (loss)	$(1,194,974)	$(215,438)
Denominator:
Basic weighted average shares	16,716,014	16,909,638
Dilutive effect of share-based awards	—	—
Diluted weighted average shares	16,716,014	16,909,638

Earnings per common share:
Basic EPS	$(0.07)	$(0.01)
Diluted EPS	$(0.07)	$(0.01)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2016 and 2015, there were 586,834 and 611,168 options to purchase common stock outstanding, respectively.  The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2016 and 2015, respectively, 587,341 and 645,081 diluted weighted —average- shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment. On January 23, 2017, the Court denied both the Company’s and Delta’s motions for summary judgment. Pre-trial settlement conferences were held on December 16, 2016 and January 12, 2017 and the parties continue to discuss settlement. The outcome of the Delta matter is not determinable at this time. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2016 both of which are fully reserved.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2016. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2016 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND MONTHS ENDED
December 31, 2016 AND 2015

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2016	2015
Net sales:
Product	89.6%	90.2%
Engineering development contracts	10.4%	9.8%
Total net sales	100.0%	100.0%

Cost of sales:
Product	51.7%	44.2%
Engineering development contracts	2.6%	5.4%
Total cost of sales	54.3%	49.6%

Gross profit	45.7%	50.4%

Operating expenses:
Research and development	32.3%	14.2%
Selling, general and administrative	60.8%	40.9%
Total operating expenses	93.1%	55.1%

Operating (loss) income	(47.4)%	(4.7)%

Interest income	0.3%	0.1%
Other income	0.5%	0.5%
(Loss) income before income taxes	(46.6)%	(4.1)%

Income tax (benefit)	(11.0)%	(0.8)%

Net (loss) income	(35.6)%	(3.3)%

Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Net sales. Net sales were $3.4 million for the three months ended December 31, 2016 compared to $6.6 million for the three months ended December 31, 2015, a decrease of 49%.  Product sales decreased $2.9 million in the three months ended December 31, 2016 compared to the three months ended December 31, 2015, and EDC sales decreased $0.3 million from the same period in the prior year. Product sales decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to commercial transport customers, the DoD and commercial subcontractors. Additionally, in January 2017, the Company offered our customer an updated and simplified version of a system originally sold to them that provides LPV capability. As the result the Company accepted the return of certain equipment and recognized a $0.5 million reduction in net sales for the quarter ended December 31, 2016. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $1.4 million, or 44%, to $1.8 million, or 54.3% of net sales, in the three months ended December 31, 2016, compared to $3.3 million, or 49.7% of net sales, in the three months ended December 31, 2015. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  The Company’s overall gross margin was 45.7% and 50.3% for the quarters ended December 31, 2016 and 2015, respectively.  This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense increased by $0.2 million to $1.1 million for the three month periods ended December 31, 2016 versus $0.9 million for the three months ended December 31, 2015. R&D expense represented 32.3% and 14.2% of net sales in such periods, respectively.  The increase in R&D expense as a percentage of net sales resulted primarily from a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense, and lower sales volumes.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.7 million to $2.0 million in the three months ended December 31, 2016 from $2.7 million in the three months ended December 31, 2015.  The decrease in selling, general, and administrative expense in the three month period was primarily the result of lower legal fees related to the litigation arising from the purported termination of the Delta contract as compared to the three months ended December 31, 2015. As a percentage of net sales, selling, general and administrative expenses increased to 60.8% of net sales in the three months ended December 31, 2016 from 40.9% of net sales in the three months ended December 31, 2015, which is reflective of the lower sales volumes.

Interest income. Interest income increased to $10,000 in the three months ended December 31, 2016 from $7,000 in the three months ended December 31, 2015, mainly a result of higher average cash balances as of December 31, 2016.

Other income. Other income was $19,000 in the three months ended December 31, 2016 and $32,000 for the three months ended December 31, 2015.  Other income is mainly composed of royalties earned during each of the quarters ended December 31, 2016 and December 31, 2015.

Income tax expense. The income tax benefit for the three months ended December 31, 2016 was $371,000 compared to tax benefit of $54,000 for the three months ended December 31, 2015.  The effective tax rate for the three months ended December 31, 2016 was 23.7% and differs from the statutory rate primarily due to the change in the valuation allowance in the current period.

The effective tax rate benefit for the three months ended December 31, 2015 was 20.0% and differs from the statutory rate due to the limitation in the amount of tax benefit that may be realized.

Net (loss) income.  The Company reported a net loss for the three months ended December 31, 2016 of $1.2 million compared to net loss of $0.2 million for the three months ended December 31, 2015.  On a diluted basis, the loss per share was $0.07 for the three months ended December 31, 2016 compared to loss per share of $0.01 for the three months ended December 31, 2015.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2016	2016
Cash and cash equivalents	$18,161,147	$18,767,661
Accounts receivable	3,786,980	4,511,091
Current assets	28,973,223	29,369,459
Current liabilities	4,310,999	3,573,264
Deferred revenue	351,229	179,585
Total debt and other non-current liabilities (1)	67,708	67,701
Quick ratio (2)	5.09	6.51
Current ratio (3)	6.69	8.22

	Three Months Ended December 31,
	2016	2015
Cash flow activites:
Net cash (used in) provided by operating activites	$(559,174)	$56,956
Net cash (used in) investing activites	(47,340)	(65,504)
Net cash (used in) provided by financing activites	—	—

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

Operating activities

The cash used in operating activities during the three months ended December 31, 2016 mainly funded a loss of $1.2 million and an increase in inventory of $0.6 million, and was partially offset by a decrease of accounts receivable of $0.7 million, an increase in accrued expenses of $0.4 million and an increase in accounts payable of $0.2 million.

Cash generated by operating activities for the three months ended December 31, 2015 resulted primarily from the net effect of decreases of prepaid expenses and other current assets of $0.3 million, unbilled receivables of $1.2 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, and an increase to accounts payable and accrued expenses of $1.5 million. These increases were offset by an increase of accounts receivable of $3.0 million.

Investing activities

Cash used in investing activities was $0 and $0.1 million for the three months ended December 31, 2016 and 2015, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 for each of the three months ended December 31, 2016 and 2015.

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

Backlog

Backlog activity for the three months ended December 31, 2016 (in thousands):

Three Months Ended
December 31, 2016

Backlog, beginning of period	$4,569
Bookings, net	5,276
Recognized in revenue	(3,824)
Backlog, end of period	$6,021

At December 31, 2016 and September 30, 2016, the Company’s backlog was $6.0 million and $4.6 million, respectively. Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. The $1.4 million increase in backlog was the result of $5.3 million in net new business orders, offset by $3.8 million of sales recognized for the three months ended December 31, 2016. At December 31, 2016, none of the Company’s backlog was expected to be filled beyond fiscal 2017. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate.  The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments.  Assuming that the balances during the three months ended December 31, 2016 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $46,000 with a resulting impact on cash flows of approximately $46,000 for the three months ended December 31, 2016.

Item 4. Controls and Procedures

(a)                                 We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Management’s annual report on internal control over financial reporting as previously disclosed in the Company’s Annual Report on Form 10-K  for the fiscal year ended September 30, 2016.

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

The Company previously announced that Delta Airlines (“Delta”) purported to terminate its contract with the Company to develop, manufacture and install new cockpit displays and certain navigation capabilities on Delta’s fleet of approximately 182 MD88 and MD90 aircraft. The Company initiated and engaged in a non-binding mediation with Delta on February 25, 2015. The mediation session did not resolve the dispute. On February 25, 2015, the Company filed a complaint against Delta in the United States District Court for the Eastern District of Pennsylvania for breach of contract. The Company has alleged in the case, captioned Innovative Solutions & Support, Inc. v. Delta Airlines, Inc. E.D. Pa. Civ. No. 15-959, that Delta’s purported termination of the contract was wrongful and in breach of the terms of the contract, and is seeking monetary damages. On March 20, 2015, Delta answered the Company’s complaint and filed counterclaims against the Company for breach of contract and breach of the duty of good faith and fair dealing, also seeking monetary damages. The parties have completed discovery and have each filed motions for summary judgment. On January 23, 2017, the Court denied both the Company’s and Delta’s motions for summary judgment. Pre-trial settlement conferences were held on December 16, 2016 and January 12, 2017 and the parties continue to discuss settlement. The outcome of the Delta matter is not determinable at this time.

Item 1A.  Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2016.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 10, 2017	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER