Form 10-Q
period 2017-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2017-05-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☒ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of April 28, 2017, there were 16,783,129 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,692,869	$18,767,661
Accounts receivable, net	4,122,480	4,511,091
Unbilled receivables, net	1,625,729	1,597,672
Inventories	4,331,607	3,645,828
Prepaid expenses and other current assets	868,128	847,207

Total current assets	34,640,813	29,369,459

Property and equipment, net	6,823,522	6,962,562
Other assets	154,548	156,948

Total assets	$41,618,883	$36,488,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,344,368	$1,503,771
Accrued expenses	2,099,044	1,889,908
Deferred revenue	332,551	179,585

Total current liabilities	3,775,963	3,573,264

Deferred income taxes	67,715	67,701

Total liabilities	3,843,678	3,640,965

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2017 and September 30, 2016	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,879,580 and 18,812,465 issued at March 31, 2017 and September 30, 2016, respectively	18,880	18,813

Additional paid-in capital	51,583,840	51,392,159
Retained earnings	7,541,022	2,805,569
Treasury stock, at cost, 2,096,451 shares at March 31, 2017 and September 30, 2016	(21,368,537)	(21,368,537)

Total shareholders’ equity	37,775,205	32,848,004

Total liabilities and shareholders’ equity	$41,618,883	$36,488,969

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales:
Product	$4,614,422	$8,455,235	$8,089,593	$14,395,646
Engineering development contracts	137,309	205,747	486,185	848,915
Returns and allowances	(97,829)	—	(556,009)	—
Total net sales	4,653,902	8,660,982	8,019,769	15,244,561

Cost of sales:
Product	2,181,087	3,061,780	3,921,791	5,970,738
Engineering development contracts	121,344	(304,145)	208,692	54,665
Total cost of sales	2,302,431	2,757,635	4,130,483	6,025,403

Gross profit	2,351,471	5,903,347	3,889,286	9,219,158

Operating expenses:
Research and development	1,069,009	1,337,616	2,154,997	2,269,216
Selling, general and administrative	(1,703,456)	2,592,615	343,666	5,285,559
Total operating expenses	(634,447)	3,930,231	2,498,663	7,554,775

Operating income	2,985,918	1,973,116	1,390,623	1,664,383

Interest income	9,947	8,340	19,823	15,366
Other income	4,140,210	26,623	4,159,326	59,032
Income before income taxes	7,136,075	2,008,079	5,569,772	1,738,781

Income tax expense	1,205,650	429,766	834,319	375,906

Net income	$5,930,425	$1,578,313	$4,735,453	$1,362,875

Net income per common share:
Basic	$0.35	$0.09	$0.28	$0.08
Diluted	$0.35	$0.09	$0.28	$0.08

Weighted average shares outstanding:
Basic	16,735,503	16,925,719	16,725,759	16,917,679
Diluted	16,847,059	17,018,161	16,835,756	17,009,299

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31 ,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,735,453	$1,362,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,490	232,265
Share-based compensation expense:
Stock options	—	68,172
Stock awards	191,748	183,222
Gain on disposal of property and equipment	—	(563)
Deferred income taxes	14	404,938
(Increase) decrease in:
Accounts receivable, net	388,611	(4,190,166)
Unbilled receivables, net	(28,057)	2,194,936
Inventories	(685,779)	525,969
Prepaid expenses and other current assets	(20,921)	(207,323)
Increase (decrease) in:
Accounts payable, net	(159,403)	826,922
Accrued expenses	209,136	13,782
Deferred revenue	152,966	(414,744)
Net cash provided by operating activities	5,005,258	1,000,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,050)	(75,550)
Proceeds from the sale of property and equipment	—	1,108
Net cash (used in) investing activities	(80,050)	(74,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	4,925,208	925,843
Cash and cash equivalents, beginning of year	18,767,661	16,282,039

Cash and cash equivalents, end of period	$23,692,869	$17,207,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$400,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2016 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2017 and September 30, 2016 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During the six months ended March 31, 2017, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and September 30, 2016, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$22,927,077	$—	$—

Fair Value Measurement on September 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$17,424,641	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, known as triggering events, indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment triggering events occurred during the six months ended March 31, 2017 or 2016.

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

Single Element Arrangements -

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. In addition, the Company receives orders for equipment and parts, and recognizes revenue at either the shipping point or upon receipt by the customer. Prior to the quarter ended December 31, 2016, the Company had not experienced significant returns of its products. During the six months ended March 31, 2017, the Company negotiated with two customers to reconfigure their avionics system. In connection with this change, the Company agreed to allow the return of products previously sold and, accordingly, net sales and net accounts receivable reflect reductions of $0.6 million for the value of products returned by the customers.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and six months ended March 31, 2017 and 2016 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016

Customer Service Sales	$698,155	$981,764	$1,401,887	$1,679,654
Customer Service Cost of Sales	290,910	306,136	633,349	578,605
Gross Profit	$407,245	$675,628	$768,538	$1,101,049

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company’s current balance of the deferred tax valuation allowance is recorded against the majority of the federal and state deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. The Company has settled the Delta litigation which was a major business uncertainty, earnings are trending positively, and if future earnings meet our expectations, then we foresee a change in the valuation allowances by the end of the fiscal year when we will have had three years of cumulative earnings.

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At March 31, 2017, approximately 35% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and six months ended March 31, 2017 and 2016, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2017 and September 30, 2016, the estimated liability for medical claims incurred but not reported was $51,000 and $52,600 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $300,000 and $253,000 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2017 and September 30, 2016, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2017, two customers, DHL Aviation Services (“DHL”) and Sierra Nevada Corporation (“Sierra Nevada”), accounted for 34% and 17% of net sales, respectively. During the six months ended March 31, 2017, two customers, Sierra Nevada and DHL accounted for 23% and 20% of net sales, respectively.

For the three months ended March 31, 2016, three customers, Jet2.com Limited (“Jet2”), DHL and FedEx Corporation (“Fed Ex”), accounted for 29%, 16% and 15% of net sales, respectively. During the six months ended March 31, 2016, two customers, Jet2 and DHL accounted for 20% and 19% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2017, the Company had two and three suppliers respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The Company had allowances for doubtful accounts for unbilled receivables in the amount of $3.6 million related to the Delta contract as of September 30, 2016 (See Unbilled Receivables below under Note 2. Supplemental Balance Sheet Disclosures).

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Account, which simplifies the tax treatment of stock shortfalls and windfalls.  Previous guidance required excess tax benefits (‘windfalls’) to be recorded in equity.  Tax deficiencies (‘shortfalls’) were recorded in equity to the extent of previous windfalls then to the income statement.  The new guidance simplifies this treatment by having all ‘windfalls’ and ‘shortfalls’ recorded through the income statement.  The updated standard is effective for the Company beginning December 15, 2016, with early adoption permitted as of the beginning of any interim or annual reporting period.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”). ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standards were scheduled to be effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. However, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, but reporting entities may choose to adopt the standard as of the original effective date. Additionally, during 2016, the FASB issued ASU Nos. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” all of which should be adopted concurrent with ASU 2014-09. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. The FASB has recently issued an Exposure Draft of a proposed ASU that would delay by one year the effective date of this standard. Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, is not expected to impact the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for each of its revenue streams, and there is the potential for some changes to revenue recognition practices for multiple-element arrangements. In addition, the Company is currently determining the transition method and disclosure requirements, and plans on finishing its analysis by the end of fiscal 2017.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments were $1.6 million at March 31, 2017 and September 30, 2016. The unbilled balance of $1.6 million at September 30, 2016 reflects a reserve of $3.6 million related to the Delta contract. On February 21, 2017 the Company entered into a settlement agreement with Delta (See Note 6 to condensed consolidated financial statements). Under the terms of the settlement, Delta paid the Company $7.75 million resulting in the reversal of the $3.6 million reserve and the collection of the unbilled receivable in the three month period ended March 31, 2017. The reversal of the reserve is reflected in the selling, general and administrative expenses in the Condensed Consolidated Statement of Operations in both the three month and six month periods ended March 31, 2017. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income for the three and six month periods ended March 31, 2017.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $33,000 for the three months ended March 31, 2017 and increased operating income by $121,000 for the six months ended March 31, 2017. Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $398,000 for the three months ended March 31, 2016 and increased operating income by $352,000 for the six months ended March 31, 2016. These increases to operating income are primarily related to reversals of loss accruals due to the cancellation of certain product deliverables as negotiated with a certain customer in January 2016.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2017	2016

Raw materials	$3,025,448	$2,966,891
Work-in-process	968,670	500,869
Finished goods	337,489	178,068
	$4,331,607	$3,645,828

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2017	2016

Prepaid insurance	$501,662	$386,212
Income tax refund receivable	—	106,932
Other	366,466	354,063
	$868,128	$847,207

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2017	2016

Land	$1,021,245	$1,021,245
Computer equipment	2,241,598	2,208,398
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,052,284	1,052,284
Manufacturing facility	5,733,313	5,733,313
Equipment	5,482,799	5,435,949
	18,725,810	18,645,760
Less: accumulated depreciation and amortization	(11,902,288)	(11,683,198)
	$6,823,522	$6,962,562

Depreciation and amortization related to property and equipment was approximately $111,000 and $113,000 for the three months ended March 31, 2017 and 2016, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $219,000 and $227,000 for the six months ended March 31, 2017 and 2016, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2017	2016
Intangible assets, net of accumulated amortization of $531,437 and $529,037 at March 31, 2017 and September 30, 2016	$68,800	$71,200
Other non-current assets	85,748	85,748
	$154,548	$156,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six months ended March 31, 2017 and 2016.

Amortization expense was approximately $2,400 and $4,800 for the three and six months ended March 31, 2017 and 2016, respectively.

The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2017	2016

Warranty	$1,054,499	$1,009,368
Salary, benefits and payroll taxes	244,311	267,323
Professional fees	239,686	308,905
Income tax payable	327,375	—
Other, including losses on contracts	233,173	304,312
	$2,099,044	$1,889,908

Other accrued expense at March 31, 2017 and September 30, 2016 includes approximately $31,000 and $77,000 of EDC program costs, respectively.

Warranty cost and accrual information for the three and six months ended March 31, 2017 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2017	March 31, 2017

Warranty accrual, beginning of period	$1,025,442	$1,009,368
Accrued expense	76,599	143,569
Warranty cost	(47,542)	(98,438)
Warranty accrual, end of period	$1,054,499	$1,054,499

3. Income Taxes

The income tax expense for the three months ended March 31, 2017 was $1.2 million as compared to an income tax expense of $430,000 for the three months ended March 31, 2016.

The effective tax rate for the three months ended March 31, 2017 was 16.9%. The effective tax rate for the three months ended March 31, 2017 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $1.9 million. The majority of this change is a result of the bad debt reserve being deductible for tax purposes and the utilization of R&D tax credits in the period.

The effective tax rate for the three months ended March 31, 2016 was 21.4%. The effective tax rate for the three months ended March 31, 2016 differs from the statutory rate due to a reduction in the valuation allowance of approximately $306,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The income tax expense for the six months ended March 31, 2017 was $0.8 million as compared to an income tax expense of $376,000 for the six months ended March 31, 2016.

The effective tax rate for the six months ended March 31, 2017 was 15.0%. The effective tax rate for the six months ended March 31, 2017 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $1.9 million. The majority of this change is a result of the bad debt reserve being deductible for tax purposes and the utilization of R&D tax credits in the period.

The effective tax rate for the six months ended March 31, 2016 was 21.6%. The effective tax rate for the six months ended March 31, 2016 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $306,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2017, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $0 and $13,000 for the three months ended March 31, 2017 and 2016, respectively. The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for the three months ended March 31, 2017 and 2016, respectively.

Total share-based compensation expense was approximately $0 and $68,000 for the six months ended March 31, 2017 and 2016, respectively. The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was $0 for the six months ended March 31, 2017 and 2016, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for the three and six month periods ended March 31, 2017 and 2016, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At March 31, 2017 there were 259,598 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $0 and $13,000 for the three months ended March 31, 2017 and 2016, respectively; and $0 and approximately $68,000 for the six months ended March 31, 2017 and 2016, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $192,000 and $183,000 for the three and six months ended March 31, 2017 and 2016. Total compensation expense associated with the 2009 Plan was approximately $192,000 and $196,000 for the three months ended March 31, 2017 and 2016, respectively; and approximately $192,000 and 251,000 for the six months ended March 31, 2017 and 2016, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of March 31, 2017, there were no unvested restricted stock units outstanding under the 2009 Plan.

Stock repurchase program

On April 14, 2016, the Company’s Board of Directors approved the extension of the Company’s share repurchase program which allowed the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016. Under the share repurchase program, the Company was permitted to purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program was subject to market conditions, and corporate and regulatory considerations. The Company was also permitted to discontinue or suspend the program at any time. The Company funding for this program was derived from available corporate funds, including cash on hand and cash flows from operations. During the year ended September 30, 2016, the Company purchased 250,000 shares of its common stock under the program. The aggregate cost of the shares purchased was $724,776 at an average cost per share of $2.90. As of March 31, 2017, no shares are available to be purchased under the program.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$5,930,425	$1,578,313	$4,735,453	$1,362,875
Denominator:
Basic weighted average shares	16,735,503	16,925,719	16,725,759	16,917,679
Dilutive effect of share-based awards	111,556	92,442	109,997	91,620
Diluted weighted average shares	16,847,059	17,018,161	16,835,756	17,009,299

Earnings per common share:
Basic EPS	$0.35	$0.09	$0.28	$0.08
Diluted EPS	$0.35	$0.09	$0.28	$0.08

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2017 and 2016, there were 586,834 and 591,168 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2017 and 2016, respectively, 336,834 and 343,585 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2017 and 2016, respectively, 337,090 and 369,333 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

On February 23, 2017, IS&S announced a settlement of its previously disclosed lawsuit with Delta Air Lines, Inc. (“Delta”). The lawsuit related to Delta’s October 2014 termination of a contract for IS&S to develop, manufacture and install new cockpit displays and upgraded flight management systems with RNP, RTA, and GPS capabilities on Delta’s fleet of McDonnell Douglas 88 and 90 aircraft. Under the terms of settlement, Delta paid IS&S $7.75 million and the parties dismissed their respective claims and counterclaims against each other and exchanged releases, bringing the lawsuit to an end.

The Company reversed the $3.6 million unbilled receivable reserve in the three and six month periods ended March 31, 2017. The effect of the reversal is reflected in selling, general and operating expenses. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2016. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income for the three and six month periods ended March 31, 2017.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2016. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months period ending March 31, 2017 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND six MONTHS ENDED
March 31, 2017 AND 2016

The following table sets forth the statement of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2017
Net sales:
Product	97.0%	97.6%	93.9%	94.4%
Engineering development contracts	3.0%	2.4%	6.1%	5.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	46.9%	35.4%	48.9%	39.2%
Engineering development contracts	2.6%	-3.6%	2.6%	0.4%
Total cost of sales	49.5%	31.8%	51.5%	39.5%

Gross profit	50.5%	68.2%	48.5%	60.5%

Operating expenses:
Research and development	23.0%	15.4%	26.9%	14.9%
Selling, general and administrative	-36.6%	29.9%	4.3%	34.7%
Total operating expenses	-13.6%	45.4%	31.2%	49.6%

Operating income	64.2%	22.7%	17.3%	10.9%

Interest income	0.2%	0.1%	0.2%	0.1%
Other income	88.9%	0.3%	51.8%	0.3%
Income before income taxes	153.3%	23.1%	69.4%	11.3%

Income tax expense	25.9%	5.0%	10.4%	2.5%

Net income	127.4%	18.2%	59.0%	8.9%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net sales. Net sales were $4.7 million for the three months ended March 31, 2017 compared to $8.7 million for the three months ended March 31, 2016, a decrease of 46.0%. Product sales decreased $4.0 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to decreased shipments of displays for retrofit programs to commercial transport customers. EDC sales decreased $0.1 million from the same period in the prior year the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.5 million, or 18%, to $2.3 million, or 49.5% of net sales, in the three months ended March 31, 2017, compared to $2.8 million, or 31.8% of net sales, in the three months ended March 31, 2016. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The Company’s overall gross margin was 50.5% and 68.2% for the quarters ended March 31, 2017 and 2016, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume. The EDC gross margin for the three months ended March 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company had negotiated changes in January 2016 to its arrangement with a certain customer whereby the Company’s obligation with a certain product deliverables were cancelled.

Research and development. R&D expense decreased by $0.2 million to $1.1 million for the three month periods ended March 31, 2017 versus $1.3 million for the three months ended March 31, 2016. R&D expense represented 12.2% and 15.4% of net sales in such periods, respectively. The decrease in R&D expense as a percentage of net sales resulted primarily from reduced personnel and consultant costs.

Selling, general, and administrative. Selling, general and administrative expense was a negative $1.7 million in the three months ended March 31, 2017 as compared to an expense of $2.6 million in the three months ended March 31, 2016. The decrease in selling, general, and administrative expense in the three month period was primarily the result of the reversal of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta and lower legal fees compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses were (19.4%) of net sales in the three months ended March 31, 2017 from 29.9% of net sales in the three months ended March 31, 2016.

Interest income. Interest income increased to $10,000 in the three months ended March 31, 2017 from $8,000 in the three months ended March 31, 2016, mainly a result of higher average cash balances as of March 31, 2017.

Other income. Other income was $4.1 million in the three months ended March 31, 2017 and $27,000 for the three months ended March 31, 2016. The Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which has been reversed in the period ended March 31, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income. Other income for the three months ended March 31, 2016 is mainly composed of royalties earned during the quarter.

Income tax expense. The income tax expense for the three months ended March 31, 2017 was $1.2 million as compared to an income tax expense of $430,000 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 16.9%. The effective tax rate for the three months ended March 31, 2017 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $1.9 million. The majority of this change is a result of the bad debt reserve being deductible for tax purposes and the utilization of R&D tax credits in the period.

The effective tax rate for the three months ended March 31, 2016 was 21.4%. The effective tax rate for the three months ended March 31, 2016 differs from the statutory rate due to a reduction in the valuation allowance of approximately $306,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

Net income. The Company reported net income for the three months ended March 31, 2017 of $5.9 million compared to net income of $1.6 million for the three months ended March 31, 2016. On a diluted basis, the income per share was $0.35 for the three months ended March 31, 2017 compared to income per share of $0.09 for the three months ended March 31, 2016. The increases in net income and net income per share were primarily a result of the proceeds of the Delta settlement.

Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2016

Net sales. Net sales were $8.0 million for the six months ended March 31, 2017 compared to $15.2 million for the six months ended March 31, 2016, a decrease of 47.4%. Product sales decreased $6.9 million in the six months ended March 31, 2017 compared to the six months ended March 31, 2016 primarily due to decreased shipments of displays for retrofit programs to commercial transport customers. EDC sales decreased $0.3 million from the same period in the prior year primarily the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $1.9 million, or 31%, to $4.1 million, or 51.5% of net sales, in the six months ended March 31, 2017, compared to $6.0 million, or 39.5% of net sales, in the six months ended March 31, 2016. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The Company’s overall gross margin was 48.5% and 60.5% for the six month period ended March 31, 2017 and 2016, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume. The EDC gross margin for the six months ended March 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company had negotiated changes in January 2016 to its arrangement with a certain customer whereby the Company’s obligation with a certain product deliverables were cancelled.

Research and development. R&D expense decreased by $0.1 million to $2.2 million for the six month period ended March 31, 2017 versus $2.3 million for the six months ended March 31, 2016. R&D expense represented 17.7% and 14.9% of net sales in such periods, respectively. The increase in R&D expense as a percentage of net sales resulted primarily from lower sales volume in the six month period ended March 31, 2017 as compare to the six month period ended March 31, 2016.

Selling, general, and administrative. Selling, general and administrative expense was $0.3 million in the six months ended March 31, 2017 as compared to an expense of $5.3 million in the six months ended March 31, 2016. The decrease in selling, general, and administrative expense in the six month period was primarily the result of the reversal of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta and lower legal fees. As a percentage of net sales, selling, general and administrative expenses were 2.8% of net sales in the six months ended March 31, 2017 from 34.7% of net sales in the six months ended March 31, 2016.

Interest income. Interest income increased to $20,000 in the six months ended March 31, 2017 from $15,000 in the six months ended March 31, 2016, mainly a result of higher average cash balances as of March 31, 2017.

Other income. Other income was $4.2 million in the six months ended March 31, 2017 and $59,000 for the six months ended March 31, 2016. The Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which has been reversed in the period ended March 31, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income. Other income for the six months ended March 31, 2016 is mainly composed of royalties earned during the six months then ended.

Income tax expense. The income tax expense for the six months ended March 31, 2017 was $0.8 million as compared to an income tax expense of $376,000 for the six months ended March 31, 2016. The effective tax rate for the six months ended March 31, 2017 was 15.0%. The effective tax rate for the three months ended March 31, 2017 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $1.9 million. The majority of this change is a result of the bad debt reserve being deductible for tax purposes and the utilization of R&D tax credits in the period.

The effective tax rate for the six months ended March 31, 2016 was 21.6%. The effective tax rate for the six months ended March 31, 2016 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $306,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

Net income. The Company reported net income for the six months ended March 31, 2017 of $4.7 million compared to net income of $1.4 million for the six months ended March 31, 2016. Net income per share was $0.28 on a diluted basis for the six months ended March 31, 2017 compared to net income of $0.08 per share for the six months ended March 31, 2016. The increases in net income and net income per share were primarily a result of the proceeds of the Delta settlement.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2017	2016
Cash and cash equivalents	$23,692,869	$18,767,661
Accounts receivable	4,122,480	4,511,091
Current assets	34,640,813	29,369,459
Current liabilities	3,775,963	3,573,264
Deferred revenue	332,551	179,585
Total debt and other non-current liabilities (1)	67,715	67,701
Quick ratio (2)	7.37	6.51
Current ratio (3)	9.17	8.22

	Six Months Ended December 31,
	2017	2016
Cash flow activites:
Net cash (used in) provided by operating activites	$5,005,258	$1,000,285
Net cash (used in) investing activites	(80,050)	(74,442)
Net cash (used in) provided by financing activites	—	—

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

Operating activities

Cash generated for the six months ended March 31, 2017 resulted primarily from net income of $4.7 million and the decrease of accounts receivable of $0.4 million and an increase in accrued expenses of $0.2 million, which was partially offset by an increase in inventory of $0.7 million.

Cash generated for the six months ended March 31, 2016 resulted primarily from net income of $1.4 million, the decreases of unbilled receivables of $2.2 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, lower inventories of $0.5 million and an increase in accounts payable of $0.8 million partially offset by an increase in accounts receivable of $4.2 million.

Investing activities

Cash used in investing activities was $0.1 million for each of the six months ended March 31, 2017 and 2016, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 for each of the six months ended March 31, 2017 and 2016.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and six months ended March 31, 2017 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2017

Backlog, beginning of period	$6,021	$4,569
Bookings, net	4,613	9,889
Recognized in revenue	(4,752)	(8,576)
Backlog, end of period	$5,882	$5,882

At March 31, 2017 and September 30, 2016, the Company’s backlog was $5.9 million and $4.6 million, respectively. The $1.3 million increase in backlog was the result of $9.9 million in net new business orders, offset by $8.6 million of sales recognized for the six months ended March 31, 2017. At March 31, 2017, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and six months ended March 31, 2017 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $50,000 and $101,000 with a resulting impact on cash flows of approximately $50,000 and $101,000 for the three and six months ended March 31, 2017, respectively.

Item 4. Controls and Procedures

(a)           We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 23, 2017, IS&S announced a settlement of its previously disclosed lawsuit with Delta Air Lines, Inc. (“Delta”). The lawsuit related to Delta’s October 2014 termination of a contract for IS&S to develop, manufacture and install new cockpit displays and upgraded flight management systems with RNP, RTA, and GPS capabilities on Delta’s fleet of McDonnell Douglas 88 and 90 aircraft. Under the terms of settlement, Delta paid IS&S $7.75 million and the parties dismissed their respective claims and counterclaims against each other and exchanged releases, bringing the lawsuit to an end.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 12, 2017	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER