Form 10-Q
period 2017-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2017-08-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 16,783,129 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,981,341	$18,767,661
Accounts receivable	2,073,268	4,511,091
Unbilled receivables, net	1,600,034	1,597,672
Inventories	4,533,039	3,645,828
Prepaid expenses and other current assets	1,002,622	847,207

Total current assets	34,190,304	29,369,459

Property and equipment, net	6,762,897	6,962,562
Other assets	200,274	156,948

Total assets	$41,153,475	$36,488,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,021,572	$1,503,771
Accrued expenses	1,955,031	1,889,908
Deferred revenue	314,702	179,585

Total current liabilities	3,291,305	3,573,264

Deferred income taxes	67,745	67,701

Total liabilities	3,359,050	3,640,965

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2017 and September 30, 2016	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,879,580 and 18,812,465 issued at June 30, 2017 and September 30, 2016, respectively	18,880	18,813

Additional paid-in capital	51,583,840	51,392,159
Retained earnings	7,560,242	2,805,569
Treasury stock, at cost, 2,096,451 shares at June 30, 2017 and September 30, 2016	(21,368,537)	(21,368,537)

Total shareholders’ equity	37,794,425	32,848,004

Total liabilities and shareholders’ equity	$41,153,475	$36,488,969

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales:
Product	$4,476,717	$6,376,042	$12,566,311	$20,771,687
Engineering development contracts	64,704	128,550	550,889	977,465
Returns and allowances	—	—	(556,009)	—
Total net sales	4,541,421	6,504,592	12,561,191	21,749,152

Cost of sales:
Product	2,074,500	2,490,681	5,996,291	8,461,419
Engineering development contracts	89,640	130,335	298,332	185,000
Total cost of sales	2,164,140	2,621,016	6,294,623	8,646,419

Gross profit	2,377,281	3,883,576	6,266,568	13,102,733

Operating expenses:
Research and development	1,236,184	1,405,158	3,391,181	3,674,374
Selling, general and administrative	1,682,286	2,246,074	2,025,952	7,531,633
Total operating expenses	2,918,470	3,651,232	5,417,133	11,206,007

Operating (loss) income	(541,189)	232,344	849,435	1,896,726

Interest income	7,682	9,092	27,505	24,458
Other income	15,628	12,457	4,174,953	71,490
(Loss) income before income taxes	(517,879)	253,893	5,051,893	1,992,674

Income tax (benefit) expense	(537,099)	27,096	297,220	403,002

Net income	$19,220	$226,797	$4,754,673	$1,589,672

Net income per common share:
Basic	$0.00	$0.01	$0.28	$0.09
Diluted	$0.00	$0.01	$0.28	$0.09

Weighted average shares outstanding:
Basic	16,755,082	16,941,707	16,735,533	16,925,688
Diluted	16,870,404	17,059,546	16,847,305	17,027,216

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended June 30 ,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,754,673	$1,589,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,323	355,930
Share-based compensation expense:
Stock options	—	68,172
Stock awards	191,748	183,222
Gain on disposal of property and equipment	—	(563)
Deferred income taxes	44	261,835
(Increase) decrease in:
Accounts receivable	2,437,823	(3,444,668)
Unbilled receivables, net	(2,362)	2,308,852
Inventories	(887,211)	589,202
Prepaid expenses and other current assets	(51,097)	85,449
Other non-current assets	(45,926)	—
Increase (decrease) in:
Accounts payable, net	(482,199)	413,293
Accrued expenses	65,123	(272,634)
Income taxes payable/receivable	(104,318)	104
Deferred revenue	135,117	(457,694)
Net cash provided by operating activities	6,343,738	1,680,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(130,058)	(263,238)
Proceeds from the sale of property and equipment	—	1,108
Net cash (used in) investing activities	(130,058)	(262,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	—	(169,871)
Net cash (used in) financing activities	—	(169,871)

Net increase in cash and cash equivalents	6,213,680	1,248,171
Cash and cash equivalents, beginning of year	18,767,661	16,282,039

Cash and cash equivalents, end of period	$24,981,341	$17,530,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$400,000	$135,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance, and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Integrated Standby Units (“ISU”), advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation and an Autothrottle, which allows a pilot to automatically control the power setting of the engine and is designed to reduce pilot workload and enhance safety.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2016 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Estimates are used in accounting for, among other items, long term contracts, allowance for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage-of-completion on EDC, recoverability of long-lived assets, stock-based compensation expense, self-insurance reserves, and contingencies. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2017 and September 30, 2016 consist of funds invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During the nine months ended June 30, 2017 and 2016, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and September 30, 2016, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,893,711	$—	$—

Fair Value Measurement on September 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,414,873	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, known as triggering events, indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment triggering events occurred during the nine months ended June 30, 2017 or 2016.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver air data equipment, large flat-panel display systems, and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements. The Company’s sales arrangements may include multiple deliverables as defined in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC Topic 605-25”), which typically include design and engineering services and the production and delivery of the flat panel display and related components. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statements of operations.

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

To the extent that an arrangement contains defined design and EDC activities as an identified deliverable in addition to products (resulting in a multiple element arrangement), the Company recognizes as EDC sales amounts earned during the design and development phase of the contract following the guidance included in FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”). To the extent that multiple element arrangements include product sales, sales are generally recognized once revenue recognition criteria for the product deliverables have been met based on the provisions of ASC Topic 605. The Company includes any design and engineering services elements in EDC sales and any functional upgrade and product elements in product sales on the accompanying consolidated statements of operations.

Single Element Arrangements -

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes revenue when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. In addition, the Company receives orders for equipment and parts, and recognizes revenue at either the shipping point or upon receipt by the customer. Prior to the quarter ended December 31, 2016, the Company had not experienced significant returns of its products. During the nine months ended June 30, 2017, the Company negotiated with two customers to reconfigure their avionics system. In connection with this change, the Company agreed to allow the return of products previously sold and, accordingly, net sales and net accounts receivable reflect reductions of $0.6 million for the value of products returned by the customers.

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

The Company reviews estimates of profit margins for contracts on a quarterly basis. Changes in these underlying estimates because of either revisions in sales and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operation in the period in which the revised estimate is made. Cumulative catch-up adjustments (loss contracts) resulting from changes in estimates are disclosed in the notes to the consolidated financial statements of the Company.

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and nine months ended June 30, 2017 and 2016 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016

Customer Service Sales	$827,046	$1,023,302	$2,228,934	$2,702,956
Customer Service Cost of Sales	367,697	357,390	1,001,046	935,995
Gross Profit	$459,349	$665,912	$1,227,888	$1,766,961

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At June 30, 2017, approximately 34% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in the balance sheet and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and nine months ended June 30, 2017 and 2016, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2017 and September 30, 2016. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2017 and September 30, 2016, the estimated liability for medical claims incurred but not reported was $50,000 and $52,600 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $268,000 and $253,000 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2017 and September 30, 2016, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2017, two customers, Kanematsu Aerospace (“Kanematsu”) and Sierra Nevada Corporation (“Sierra Nevada”), accounted for 30% and 15% of net sales, respectively. During the nine months ended June 30, 2017, three customers, Sierra Nevada, DHL Aviation Services (“DHL”) and Kanematsu accounted for 20%, 13% and 11% of net sales, respectively.

For the three months ended June 30, 2016, two customers, Sierra Nevada and iAccess Technologies, Inc. (“iAccess”), accounted for 45% and 12% of net sales, respectively. During the nine months ended June 30, 2016, three customers, Jet2.com Limited (“Jet2”), Sierra Nevada and DHL accounted for 16%, 15% and 14% of net sales, respectively.

Major Suppliers

The Company buys several components from sole source suppliers. Although there are a limited number of manufacturers of particular components, the Company believes other suppliers could provide similar components on comparable terms.

For the three and nine months ended June 30, 2017, the Company had zero and two suppliers respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and nine months ended June 30, 2016, the Company had, in each case, one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Account, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. The updated standard is effective for the Company beginning December 15, 2016, with early adoption permitted as of the beginning of any interim or annual reporting period.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”). ASU 2014-09 will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standards are scheduled to be effective for reporting periods beginning after December 15, 2017. Additionally, during 2016, the FASB issued ASU Nos. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, all of which should be adopted concurrent with ASU 2014-09. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, is not expected to impact financial reporting with respect to the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for each of its revenue streams, and there is the potential for some changes to revenue recognition practices for multiple-element arrangements. In addition, the Company is currently determining the transition method and disclosure requirements, and plans on finishing its analysis by the end of fiscal 2017.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments were $1.6 million at June 30, 2017 and September 30, 2016. The unbilled balance of $1.6 million at September 30, 2016 reflects a reserve of $3.6 million related to the Delta contract. On February 21, 2017 the Company entered into a settlement agreement with Delta. Under the terms of the settlement, Delta paid the Company $7.75 million resulting in the reversal of the $3.6 million reserve and the collection of the unbilled receivable in the nine month period ended June 30, 2017. The reversal of the reserve is reflected in the selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in the nine month period ended June 30, 2017. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income for the nine month period ended June 30, 2017.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $45,000 for the three months ended June 30, 2017 and increased operating income by $76,000 for the nine months ended June 30, 2017. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $120,000 for the three months ended June 30, 2016 and increased operating income by $232,000 for the nine months ended June 30, 2016. These increases to operating income are primarily related to reversals of loss accruals due to the cancellation of certain product deliverables as negotiated with a certain customer in January 2016.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2017	2016

Raw materials	$3,296,928	$2,966,891
Work-in-process	901,076	500,869
Finished goods	335,035	178,068
	$4,533,039	$3,645,828

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2017	2016

Prepaid insurance	$425,837	$386,212
Income tax refund receivable	209,791	106,932
Other	366,994	354,063
	$1,002,622	$847,207

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2017	2016

Land	$1,021,245	$1,021,245
Computer equipment	2,260,561	2,208,398
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,052,284	1,052,284
Manufacturing facility	5,733,312	5,733,313
Equipment	5,504,804	5,435,949
	18,766,777	18,645,760
Less: accumulated depreciation and amortization	(12,003,880)	(11,683,198)
	$6,762,897	$6,962,562

Depreciation and amortization related to property and equipment was approximately $111,000 and $117,000 for the three months ended June 30, 2017 and 2016, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $330,000 and $344,000 for the nine months ended June 30, 2017 and 2016, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2017	2016
Intangible assets, net of accumulated amortization of $531,637 and $529,037 at June 30, 2017 and September 30, 2016	$68,600	$71,200
Other non-current assets	131,674	85,748
	$200,274	$156,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine months ended June 30, 2017 and 2016.

Amortization expense was approximately $200 and $7,200 for the three and months ended June 30, 2017 and 2016, respectively.

Amortization expense was approximately $2,600 and $12,000 for the nine months ended June 30, 2017 and 2016, respectively.

The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2017	2016

Warranty	$1,036,950	$1,009,368
Salary, benefits and payroll taxes	468,612	267,323
Professional fees	272,370	308,905
Other, including losses on contracts	177,099	304,312
	$1,955,031	$1,889,908

Other accrued expense at June 30, 2017 and September 30, 2016 includes approximately $20,000 and $77,000 of EDC program costs, respectively.

Warranty cost and accrual information for the three and nine months ended June 30, 2017 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2017	June 30, 2017

Warranty accrual, beginning of period	$1,054,499	$1,009,368
Accrued expense	28,168	171,737
Warranty cost	(45,717)	(144,155)
Warranty accrual, end of period	$1,036,950	$1,036,950

3. Income Taxes

The income tax benefit for the three months ended June 30, 2017 was $537,000 as compared to an income tax expense of $27,000 for the three months ended June 30, 2016.

The effective tax rate benefit for the three months ended June 30, 2017 was 103.7%. The effective tax rate benefit for the three months ended June 30, 2017 differs from the statutory tax rate primarily due to the change in the anticipated profitability in the current year partially offset by the reduction in the utilization of certain R&D tax credits in the period resulting in an increase in the valuation allowance of approximately $0.5 million.

The effective tax rate for the three months ended June 30, 2016 was 10.7%. The effective tax rate for the three months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

The income tax expense for the nine months ended June 30, 2017 was $297,000 as compared to an income tax expense of $403,000 for the nine months ended June 30, 2016.

The effective tax rate for the nine months ended June 30, 2017 was 5.9%. The effective tax rate for the nine months ended June 30, 2017 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $1.4 million included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year. The majority of this change is a result of the bad debt reserve reversal being deductible for tax purposes and the utilization of certain R&D tax credits in the period.

The effective tax rate for the nine months ended June 30, 2016 was 20.2%.  The effective tax rate for the nine months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2017, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $0 for each of the three months ended June 30, 2017 and 2016. The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for the three months ended June 30, 2017 and 2016, respectively.

Total share-based compensation expense was approximately $0 and $68,000 for the nine months ended June 30, 2017 and 2016, respectively. The income tax effect recognized as a (charge) to additional paid-in capital related to share-based compensation arrangements was $0 for the nine months ended June 30, 2017 and 2016, respectively. Compensation expense related to share-based awards is recorded as a component of general and administrative expense.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for the three and nine month periods ended June 30, 2017 and 2016, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At June 30, 2017 there were 259,598 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $0 for each of the three months ended June 30, 2017 and 2016; and $0 and approximately $68,000 for the nine months ended June 30, 2017 and 2016, respectively. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $0 for the three months ended June 30, 2017 and 2016. Directors’ compensation was approximately $192,000 and $183,000 for the nine months ended June 30, 2017 and 2016. Total compensation expense associated with the 2009 Plan was approximately $0 for each of the three months ended June 30, 2017 and 2016; and approximately $192,000 and $251,000 for the nine months ended June 30, 2017 and 2016, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of June 30, 2017, there were no unvested restricted stock units outstanding under the 2009 Plan.

Stock repurchase program

On April 14, 2016, the Company’s Board of Directors approved the extension of the Company’s share repurchase program which allowed the Company to acquire up to 250,000 shares of its outstanding common stock for one year beginning May 1, 2016. Under the share repurchase program, the Company was permitted to purchase shares of its common stock through open market transactions, in privately negotiated block purchases, or in other private transactions (either solicited or unsolicited). The timing and amount of repurchase transactions under this program was subject to market conditions, and corporate and regulatory considerations. The Company was also permitted to discontinue or suspend the program at any time. The Company funding for this program was derived from available corporate funds, including cash on hand and cash flows from operations. During the year ended September 30, 2016, the Company purchased 250,000 shares of its common stock under the program. The aggregate cost of the shares purchased was $724,776 at an average cost per share of $2.90. The program expired pursuant to its terms on April 30, 2017, and no shares are available to be purchased under the program.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$19,220	$226,797	$4,754,673	$1,589,672
Denominator:
Basic weighted average shares	16,755,082	16,941,707	16,735,533	16,925,688
Dilutive effect of share-based awards	115,322	117,839	111,772	101,528
Diluted weighted average shares	16,870,404	17,059,546	16,847,305	17,027,216

Earnings per common share:
Basic EPS	$0.00	$0.01	$0.28	$0.09
Diluted EPS	$0.00	$0.01	$0.28	$0.09

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2017 and 2016, there were 586,834 and 590,168 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2017 and 2016, respectively, 336,834 and 340,586 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2017 and 2016, respectively, 337,003 and 359,571 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The Company reversed the $3.6 million unbilled receivable reserve in the nine month period ended June 30, 2017. The effect of the reversal is reflected in selling, general and administrative expenses. The Company had $3.6 million of unbilled receivables and $0.2 million of inventory on its balance sheet relating to the Delta program at September 30, 2016. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income for the nine month period ended June 30, 2017.

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company” or “IS&S”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance, and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Integrated Standby Units (“ISU”), advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation and an Autothrottle, which allows a pilot to automatically control the power setting of the engine and is designed to reduce pilot workload and enhance safety.

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

More recently, the Company has continued to expand its product portfolio with receipt of a FAA Supplemental Type Certificate (“STC”) for its Autothrottle (Patent Pending Design). This certified Autothrottle is uniquely applicable to Non-Full Authority Digital Engine Control for retrofit in the Pilatus PC-12 aircraft. In addition, the Company is currently developing the Autothrottle for the King Air 200 and 350 aircraft.

IS&S sells to both the OEM and retrofit market. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers and foreign militaries. Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the government terms are flowed down and are applicable to these contracts.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2016 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2016. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months period ending June 30, 2017 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
June 30, 2017 AND 2016

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Product	98.6%	98.0%	95.6%	95.5%
Engineering development contracts	1.4%	2.0%	4.4%	4.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	45.7%	38.3%	47.7%	38.9%
Engineering development contracts	2.0%	2.0%	2.4%	0.9%
Total cost of sales	47.7%	40.3%	50.1%	39.8%

Gross profit	52.3%	59.7%	49.9%	60.2%

Operating expenses:
Research and development	27.2%	21.6%	27.0%	16.9%
Selling, general and administrative	37.0%	34.5%	16.1%	34.6%
Total operating expenses	64.3%	56.1%	43.1%	51.5%

Operating (loss) income	(11.9)%	3.6%	6.8%	8.7%

Interest income	0.2%	0.1%	0.2%	0.1%
Other income	0.3%	0.2%	33.2%	0.3%
(Loss) income before income taxes	(11.4)%	3.9%	40.2%	9.2%

Income tax (benefit) expense	(11.8)%	0.4%	2.4%	1.9%

Net income	0.4%	3.5%	37.8%	7.3%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net sales. Net sales were $4.5 million for the three months ended June 30, 2017 compared to $6.5 million for the three months ended June 30, 2016, a decrease of 30.2%. Product sales decreased $1.9 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to decreased shipments of displays for retrofit programs to commercial transport customers. EDC sales decreased $0.1 million from the same period in the prior year the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.5 million, or 17.4%, to $2.2 million, or 47.7% of net sales, in the three months ended June 30, 2017, compared to $2.6 million, or 40.3% of net sales, in the three months ended June 30 30, 2016. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The Company’s overall gross margin was 52.3% and 59.7% for the quarters ended June 30, 2017 and 2016, respectively. This decrease in overall gross margin reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense decreased by $0.2 million to $1.2 million for the three month periods ended June 30, 2017 versus $1.4 million for the three months ended June 30, 2016. R&D expense represented 27.2% and 21.6% of net sales in such periods, respectively. The decrease in R&D expense resulted primarily from reduced personnel and consultant costs.

Selling, general, and administrative. Selling, general and administrative expense was $1.7 million in the three months ended June 30, 2017 as compared to an expense of $2.2 million in the three months ended June 30, 2016. The decrease in selling, general, and administrative expense in the three month period was primarily the result of lower legal fees offset in part by an increase in commissions as compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses were 37.0% of net sales in the three months ended June 30, 2017 from 34.5% of net sales in the three months ended June 30, 2016.

Interest income. Interest income decreased to $8,000 in the three months ended June 30, 2017 from $9,000 in the three months ended June 30, 2016.

Other income. Other income was $16,000 in the three months ended June 30, 2017 and $12,000 for the three months ended June 30, 2016. Other income for the three months ended June 30, 2016 is mainly composed of royalties earned during the quarter.

Income tax expense. The income tax benefit for the three months ended June 30, 2017 was $0.5 million as compared to an income tax expense of $27,000 for the three months ended June 30, 2016. The effective tax rate benefit for the three months ended June 30, 2017 was 103.7%. The effective tax rate benefit for the three months ended June 30, 2017 differs from the statutory tax rate primarily due to the change in the anticipated profitability in the current year partially offset by the reduction in the utilization of certain R&D tax credits in the period resulting in an increase in the valuation allowance of approximately $0.5 million.

The effective tax rate for the three months ended June 30, 2016 was 10.7%. The effective tax rate for the three months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

Net income. The Company reported net income for the three months ended June 30, 2017 of $19,000 compared to net income of $227,000 for the three months ended June 30, 2016. Net income was significantly impacted by the income tax benefit described above. On a diluted basis, the income per share was $0.00 for the three months ended June 30, 2017 compared to income per share of $0.01 for the three months ended June 30, 2016.

Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016

Net sales. Net sales were $12.6 million for the nine months ended June 30, 2017 compared to $21.7 million for the nine months ended June 30, 2016, a decrease of 42.2%. Product sales decreased $8.8 million in the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 primarily due to decreased shipments of displays for retrofit programs to commercial transport customers. EDC sales decreased $0.4 million from the same period in the prior year primarily the result of less revenue being recognized from EDC projects awarded in prior years as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $2.3 million, or 27.2%, to $6.3 million, or 50.1% of net sales, in the nine months ended June 30, 2017, compared to $8.6 million, or 39.8% of net sales, in the nine months ended June 30, 2016. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. The Company’s overall gross margin was 49.9% and 60.2% for the nine month period ended June 30, 2017 and 2016, respectively. This decrease in overall gross margin reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume. The EDC gross margin for the nine months ended June 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company had negotiated changes in January 2016 to its arrangement with a certain customer whereby the Company’s obligation with respect to certain product deliverables were cancelled.

Research and development. R&D expense decreased by $0.3 million to $3.4 million for the nine month period ended June 30, 2017 versus $3.7 million for the nine months ended June 30, 2016. R&D expense represented 27.0% and 16.9% of net sales in such periods, respectively. The increase in R&D expense as a percentage of net sales resulted primarily from lower sales volume in the nine month period ended June 30, 2017 as compared to the nine month period ended June 30, 2016. The decrease in R&D expense resulted primarily from reduced personnel and consultant costs.

Selling, general, and administrative. Selling, general and administrative expense was $2.0 million in the nine months ended June 30, 2017 as compared to an expense of $7.5 million in the nine months ended June 30, 2016. The decrease in selling, general, and administrative expense in the nine month period was primarily the result of the reversal of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta and lower legal fees compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses were 16.1% of net sales in the nine months ended June 30, 2017 from 34.6% of net sales in the nine months ended June 30, 2016.

Interest income. Interest income increased to $28,000 in the nine months ended June 30, 2017 from $24,000 in the nine months ended June 30, 2016, mainly a result of higher average cash balances in the nine months ended June 30, 2017.

Other income. Other income was $4.2 million in the nine months ended June 30, 2017 and $71,000 for the nine months ended June 30, 2016. The Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which had been reversed in the period ended March 31, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income. Other income for the nine months ended June 30, 2016 is mainly composed of royalties earned during the nine months then ended.

Income tax expense. The income tax expense for the nine months ended June 30, 2017 was $297,000 as compared to an income tax expense of $403,000 for the nine months ended June 30, 2016. The effective tax rate for the nine months ended June 30, 2017 was 5.9%. The effective tax rate for the nine months ended June 30, 2017 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $1.4 million included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year. The majority of this change is a result of the bad debt reserve reversal being deductible for tax purposes and the utilization of certain R&D tax credits in the period.

The effective tax rate for the nine months ended June 30, 2016 was 20.2%.  The effective tax rate for the nine months ended June 30, 2016 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $150,000 included in the current year estimated annual effective tax rate that is attributable to the anticipated profitability in the current year.

Net income. The Company reported net income for the nine months ended June 30, 2017 of $4.8 million compared to net income of $1.6 million for the nine months ended June 30, 2016. Net income per share was $0.28 on a diluted basis for the nine months ended June 30, 2017 compared to net income of $0.09 per share for the nine months ended June 30, 2016. The increases in net income and net income per share were primarily a result of the proceeds of the Delta settlement.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30, 2017	September 30, 2016
Cash and cash equivalents	$24,981,341	$18,767,661
Accounts receivable	2,073,268	4,511,091
Current assets	34,190,304	29,369,459
Current liabilities	3,291,305	3,573,264
Deferred revenue	314,702	179,585
Total debt and other non-current liabilities (1)	67,745	67,701
Quick ratio (2)	8.22	6.51
Current ratio (3)	10.39	8.22

	Nine Months Ended June 30,
	2017	2016
Cash flow activites:
Net cash provided by operating activites	$6,343,738	$1,680,172
Net cash (used in) investing activites	(130,058)	(262,130)
Net cash (used in) financing activites	—	(169,871)

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

Operating activities

Cash generated for the nine months ended June 30, 2017 resulted primarily from net income of $4.8 million and the decrease of accounts receivable of $2.4 million which was partially offset by an increase in inventory of $0.9 million and a decrease in accounts payable of $0.5 million.

Cash generated for the nine months ended June 30, 2016 resulted primarily from net income of $1.6 million, the decreases of unbilled receivables of $2.3 million, which principally represent sales recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms, lower inventories of $0.6 million and an increase in accounts payable of $0.4 million partially offset by an increase in accounts receivable of $3.4 million.

Investing activities

Cash used in investing activities was $0.1 million and $0.3 million for each of the nine months ended June 30, 2017 and 2016, respectively and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 and $0.2 million for each of the nine months ended June 30, 2017 and 2016, respectively. The financing activity in the nine month period ended June 30, 2016 consisted of the repurchase of shares of the Company’s common stock under the Company’s share repurchase program.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and nine months ended June 30, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2017

Backlog, beginning of period	$5,882	$4,569
Bookings, net	2,964	12,853
Recognized in revenue	(4,541)	(13,117)
Backlog, end of period	$4,305	$4,305

At June 30, 2017 and September 30, 2016, the Company’s backlog was $4.3 million and $4.6 million, respectively. The $0.3 million decrease in backlog was the result of $12.9 million in net new business orders, offset by $13.1 million of sales recognized for the nine months ended June 30, 2017. At June 30, 2017, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and nine months ended June 30, 2017 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $59,000 and $176,000 with a resulting impact on cash flows of approximately $59,000 and $176,000 for the three and nine months ended June 30, 2017, respectively.

Item 4. Controls and Procedures

(a)           We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 11, 2017	By:	/s/ RELLAND WINAND

RELLAND WINAND
CHIEF FINANCIAL OFFICER