Form 10-K
period 2017-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2017-12-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2507402
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(610) 646-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock par value $.001 per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2017 (the last business day of the registrant’s most recently completed second quarter) was approximately $38.4 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2017, there were 16,783,129 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed prior to January 29, 2018 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2017 Annual Report on Form 10-K

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

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

•                  market acceptance of the Company’s flat panel display systems, NextGen Flight Deck, ThrustSense Integrated PT6 Autothrottle (patent pending) and COCKPIT/IP® or other planned products or product enhancements;

•                  continued market acceptance of the Company’s air data systems and products;

•                  the competitive environment and new product offerings from competitors;

•                  difficulties in developing and producing the Company’s NextGen Flight Deck, ThrustSense Integrated PT6 Autothrottle (patent pending), COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;

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

•      potential future acquisitions;

•      changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and

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

PART I

Item 1. Business.

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

More recently, the Company has developed and received certification on its NextGen Flight Deck featuring its ThrustSense Integrated PT6 Autothrottle (patent pending) (“ThrustSense Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays, ISUs as well as an Integrated FMS and Electronic Flight Bag System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen enhanced avionics suite is available for integration into other business aircraft with Non-FADEC and FADEC engines.

The ThrustSense Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels reducing overall pilot workload. The system computes thrust, holds selected speed/torque, and implements appropriate speed and engine limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. The Autothrottle system takes full advantage of the integrated cockpit utilizing Weight and Balance information for optimal control settings and enabling safety functions like a Turbulence control mode.

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

Customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad. Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of currently proposed tax reform legislation in the United States. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

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

•                  Introduction of Autothrottle to General Aviation Market. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as a great unmet need in the marketplace and over the last two years has invested in the development of a sophisticated turboprop autothrottle. ThrustSense, IS&S’s new turboprop autothrottle with patent pending technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and adds multiple safety features that we believe even exceeds those of much more expensive jet systems. The Company received the first supplemental type certificate (“STC”) ever granted by the Federal Aviation Administration (“FAA”) for a turboprop autothrottle in July 2017. IS&S plans to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.

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

•                  Continuing engineering and product development successes. IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property. Research and development (“R&D”) expenses were $4.5 million, $4.9 million and $2.7 million for fiscal years ended September 30, 2017, 2016 and 2015, respectively. During fiscal 2017, 2016 and 2015 revenues related to Engineering Development Contracts (“EDC”) accounted for 4%, 4% and 27%, respectively, of total sales. In support of these EDC programs, the Company charged $0.4 million, $0.4 million, and $4.7 million for fiscal years ended September 30, 2017, 2016 and 2015, respectively to cost of sales.

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

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2017, 2016 and 2015, revenues related to FPDS accounted for 89%, 95% and 98%, respectively, of total sales.

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

From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for the added development cost. This revenue is reported as EDC on the consolidated statements of operations. Engineering costs incurred in customizing the FPDSs are included in cost of sales.

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

The FMS/MCDU package incorporates a robust navigation database capable of storing today’s global database with ample growth for the future. Flight crews can utilize the data in the navigation database to create, edit and modify flight plans for display on the FPDS. The navigation data includes airways, jet routes, Standard Instrument Departure (“SID”), Standard Terminal Arrival Route (“STAR”), and company stored routes.

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

Air Data Systems and Components/Integrated Standby Unit with Autothrottle

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2017, 2016, and 2015, sales of air data systems and components accounted for 11%, 5% and 2%, respectively, of total sales.

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

IS&S believes that its air data engine and fuel displays are extremely reliable, have been designed to be programmable, and are adaptable easily without major modification to most modern aircraft. These products have been installed on B727, B737, C-130H, DC-9, DC-10, P-3, F-16 and A-10 aircraft.

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

Autothrottle

The ThrustSense Autothrottle allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels reducing pilot workload.

ThrustSense Autothrottle computes thrust, holds selected speed/torque, and implements appropriate limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. ThrustSense’s Engine Out Thrust Control automatically adjusts remaining engine power if the airspeed falls below minimum-control airspeed (Vmc). The pilot can maintain control as the autothrottle mitigates the adverse yaw allowing the aircraft to safely accelerate under full control.

The autothrottle can be adapted to virtually all PT6 powered aircraft with the IS&S Flight Instrument Standby. The Standby executes software to control the autothrottle actuator. In addition the ISU calculates, processes and displays altitude, attitude, airspeed, slip/skid, and navigation display information in a logical and concise single instrument display. It features a high resolution LCD display with full LED backlighting improving reliability and full sunlight readability to the pilot. The graphics are fully anti-aliased with unprecedented accuracy and detail.

The autothrottle retrofit and standby are easily installed; with typical installation taking less than a day with minimum modifications to the existing flight deck.

Other potential benefits of the ThrustSense Autothrottle include:

•                  safety enhancements and pilot workload reduction;

•                  potential life-saving enhancements in multi-engine aircraft;

•                  full-authority digital engine (“FADEC”)-like engine protection;

•                  does not require replacement of the existing throttle quadrant (major cockpit modification) due to the patent pending compact and safe actuation mechanism; and

•                  broader applications for retrofit in FADEC or non-FADEC Turbofan and Turboprop aircraft.

Utilities Management System

Announced in 2013, IS&S provides the Utilities Management System (“UMS”) for the Pilatus PC-24 which is nearing certification. The IS&S UMS integrates utility wide range of aircraft functions, which are commonly supported by multiple individual controllers. The UMS-24 will monitor aircraft sensors and control aircraft systems as required to achieve system functionality. This open architecture system allows Pilatus to design and/or refine control and monitoring algorithms, in-house.

IS&S believes there is quite a bit of interest in its UMS from other aircraft manufacturers as well. The UMS is an innovative design that controls 20 plus aircraft systems such as navigation, auto-flight, landing gear, surface positions, fire protection, ice/rain protection, electrical loads, lighting, environmental conditions, cabin pressurization, and oxygen systems based on OEM custom configuration.

The UMS is a Data Concentrator and Processing Unit (“DCPU”) that allows manufacturers to configure and program specific applications on a ARINC 653 operating system and an open architecture platform. The UMS acts as the aircraft central maintenance computer allowing for a maximum of six DCPUs to be included in the communication ring. The system provides a significant power and weight saving over the use of federated boxes and utilizes the latest IS&S technological advancements in avionics circuit design.

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”), American Airlines, Inc. (“AAI”), Boeing, Deutsche Post DHL Group (“DHL”), Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others. In fiscal year 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total revenue, respectively. In fiscal year 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11% of total revenue, respectively. In fiscal 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total revenue, respectively.

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

OEM Market

Since 2009, IS&S has been providing, through Eclipse, enhanced capability through retrofits to numerous owners of aircraft produced by Eclipse Aviation Inc., the assets of which were acquired by Eclipse in 2009. On April 15, 2015, Eclipse merged with Kestrel Aircraft to form One Aviation. IS&S is also developing and manufacturing the UMS for Pilatus’ PC-24 aircraft under a multi-year production contract as described above under “-Products-Utility Management System”. IS&S also markets its products to other original equipment manufacturers including, among others, Boeing and Lockheed Martin.

Backlog

	September 30
$000’s	2017	2016
Backlog, beginning of period	$4,569	$7,601
Plus: bookings during period, net	15,715	24,938
Less: sales recognized during period	(17,245)	(27,970)
Backlog, end of period	$3,039	$4,569

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The year over year decrease of $1.5 million was the result of booking of $15.7 million in new business, offset by $17.2 million in recognized revenue. Air data product backlog as of September 30, 2017 increased $1.1 million from September 30, 2016, and FPDS backlog as of September 30, 2017 decreased by $2.6 million from September 30, 2016, reflecting decreased FPDS sales during 2017. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, and the KC-46A, all of which the Company expects to enter into extended production phases. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2017, none of the Company’s backlog was expected to be filled beyond fiscal 2018.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both R&D and EDC. At September 30, 2017, approximately 31% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. We currently have eight representatives worldwide that are actively selling IS&S products.

We are continuing to expand our maintenance, repair and overhaul (“MRO”) dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12’s, Beechcraft King Air models and other aircraft types. We have added major MRO’s like Lufthansa Technik AG in 2016 and Western Aircraft, LevAero, Pro Star Aviation and Epps Aviation in 2017, and we are in the process of exploring adding more MRO dealerships in Australia, Brazil, Spain, Switzerland and the United States.

Our marketing efforts have focused on applicable markets using social media, email campaigns, advertisements, trade shows and direct mailers. Our Autothrottle offering on the Pilatus PC-12 has been favorably featured in multiple articles in major publications over the past year.

The Company’s believe its ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The Company’s customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility. The Company may lend spare units to customers when it is repairing or overhauling their equipment. IS&S provides customers with a standard two-year warranty on new products. The Company offers customers extended warranties of varying lengths beyond the two years for additional fees.

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal year 2017, 2016 and 2015 net sales outside the United States amounted to $2.6 million, $8.2 million and $6.6 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States, and the IS&S facility is FAA certified. The most significant product and installation regulations are Technical Standard Orders (“TSOs”) and Supplemental Type Certificate (“STCs”), which establish the minimum operational performance standards. For example, in March 2015 and July 2015, respectively, the FAA issued its TSO authorization and STC for the Company’s B757 Integrated Standby Unit to be used on B757 aircraft in the United States, and in December 2014, the FAA issued a TSO and STC to IS&S for a high definition Integrated Flat Panel Display System for use on Pilatus PC-12 type aircraft in the United States.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2017, the Company holds 39 U.S. patents and has 8 U.S. patent applications pending relating to its technology. In addition, IS&S holds 78 international patents and has 24 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2017, IS&S had 93 employees. The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future. None of the Company’s employees are currently represented by a labor union.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	75	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	60	President
Relland M. Winand	63	Chief Financial Officer

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

Risks Related to IS&S Business

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If IS&S fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight management systems and other new products that meet customer requirements, its business, reputation and statements of operations may be affected adversely.

Currently, IS&S spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, ThrustSense Autothrottle and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of operations, including reductions in sales.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2017 IS&S derived 54% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During fiscal 2017, approximately 4% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

Reductions in government expenditures could adversely affect IS&S business.

Reductions in funding of the DoD and U.S. defense spending could have significant consequences to the Company’s business and industry. While the full impact of such reductions is not determinable, the impact of any resulting reductions in defense appropriations, and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding, and negatively affect the IS&S’s revenues, financial condition and results of operations.

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

The Company’s compliance with Section 404 requires that it compile the system and process documentation necessary to perform an appropriate evaluation. During the evaluation and testing process, if the Company identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that its internal control over financial reporting is effective. The Company cannot assure you that there will not be material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability to accurately report its financial condition, results of operations or cash flows. If the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the Company has a material weakness or significant deficiency in its internal control over financial reporting, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline, and it could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.

We currently operate without a substantial backlog.

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2017, none of the Company’s backlog was expected to be filled beyond fiscal 2018, which is below the Company’s historical expectations. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

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

As of September 30, 2017, IS&S held 39 U.S. patents and has 8 U.S. patent applications pending. In addition, the Company holds 78 international patents and has 24 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

Tax changes, including potential tax reform in the United States, could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States, changes in tax legislation, and the results of audits and examinations of previously filed tax returns.

In November 2017, the U.S. House of Representatives passed the Tax Cuts and Jobs Act (H.R. 1) and, in December 2017, the U.S. Senate passed a revised version of the Tax Cuts and Jobs Act (together with any amended versions, the “Tax Reform Bills”). Either of the Tax Reform Bills, or any likely compromise version of the Tax Reform Bills, would make significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. There is significant uncertainty as to the likelihood, timing, or details of any Tax Reform Bill being enacted and the impact of any such Tax Reform Bill on the Company.

A variety of tax reform proposals that could impact U.S. taxation of corporations are under consideration, including amendments to the applicability of the alternative minimum tax, reductions in research and development tax credits, reductions in the amount of executive pay that qualify for deduction and reductions in the U.S. corporate income tax rate. We cannot predict which, if any, of these proposals will be enacted into law in the final version of the Tax Reform Bill, if any. If a Tax Reform Bill were enacted, it could have a material effect on our financial statements and after-tax financial results.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000. The following table lists the high and low per share sale prices for the common stock for the periods indicated:

	Fiscal Year 2017		Fiscal Year 2016
Period	High	Low	High	Low
First Quarter	$3.99	$2.61	$2.95	$2.27
Second Quarter	4.36	2.93	2.92	2.35
Third Quarter	4.54	2.85	3.06	2.55
Fourth Quarter	4.52	3.13	3.35	2.58

On November 15, 2017, there were 12 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

The Company did not pay dividends in fiscal 2017 or fiscal 2016. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2012 through and including September 29, 2017, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/12	9/13	9/14	9/15	9/16	9/17
Innovative Solutions and Support, Inc.	100.00	287.72	188.50	97.95	115.30	131.57
NASDAQ Composite	100.00	123.38	148.79	154.52	178.82	220.25
Russell 2000	100.00	130.06	135.17	136.85	158.02	190.80
Dow Jones US Aerospace & Defense	100.00	145.78	173.51	178.96	208.99	300.95

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2017, 2016 and 2015 and the balance sheet data as at September 30, 2017 and 2016 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2014 and 2013 and the balance sheet data as at September 30, 2015, 2014 and 2013 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales	$16,786,674	$27,969,703	$20,067,084	$44,095,023	$31,567,307
Cost of sales	8,668,348	11,482,323	13,135,349	30,508,823	18,942,737
Gross profit	8,118,326	16,487,380	6,931,735	13,586,200	12,624,570
Research and development	4,456,657	4,873,328	2,705,208	2,618,054	2,578,034
Selling, general and administrative	3,739,234	9,170,865	7,847,270	11,111,014	8,119,071
Total operating expenses	8,195,891	14,044,193	10,552,478	13,729,068	10,697,105
Operating (loss) income	(77,565)	2,443,187	(3,620,743)	(142,868)	1,927,465
Interest income, net	35,888	33,504	24,804	21,756	41,174
Other income	4,858,224	78,440	33,283	37,758	38,120
Income (loss) before income taxes	4,816,547	2,555,131	(3,562,656)	(83,354)	2,006,759
Income tax expense (benefit)	247,920	568,330	2,303,478	(283,622)	119,842
Net income (loss)	$4,568,627	$1,986,801	$(5,866,134)	$200,268	$1,886,917

Net income (loss) per common share:
Basic	$0.27	$0.12	$(0.35)	$0.01	$0.11
Diluted	$0.27	$0.12	$(0.35)	$0.01	$0.11

Cash dividends declared per common share	$—	$—	$—	$—	$1.50

Weighted average shares outstanding:
Basic	16,742,461	16,927,055	16,924,189	16,927,879	16,753,068
Diluted	16,855,644	17,039,296	16,924,189	17,149,106	16,855,854

	As of September 30,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$24,680,301	$18,767,661	$16,282,039	$15,214,584	$16,386,207
Working capital	30,819,796	25,796,195	23,654,719	26,274,806	25,942,235
Total assets	41,037,764	36,488,969	36,106,569	44,029,511	42,498,309
Total shareholders’ equity	37,608,380	32,848,004	31,342,486	37,011,524	35,994,247

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report.

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S, “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services, air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISUs with Autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

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

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and original equipment manufacturers. The Company’s customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad. Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of currently proposed tax reform legislation in the United States. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated (some items may not add due to rounding):

	Twelve Months Ending September 30,
	2017	2016	2015
Net sales:
Product	96.1%	96.5%	72.6%
Engineering development contracts	3.9%	3.5%	27.4%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	49.4%	39.8%	42.0%
Engineering development contracts	2.2%	1.3%	23.5%
Total cost of sales	51.6%	41.1%	65.5%

Gross profit	48.4%	58.9%	34.5%

Operating expenses:
Research and development	26.5%	17.4%	13.5%
Selling, general and administrative	22.3%	32.8%	39.1%
Total operating expenses	48.8%	50.2%	52.6%

Operating (loss) income	(0.4)%	8.7%	(18.1)%

Interest income	0.2%	0.1%	0.1%
Other income	28.9%	0.3%	0.2%

Income (loss) before income taxes	28.7%	9.1%	(17.8)%

Income tax expense	1.5%	2.0%	11.4%

Net income (loss)	27.2%	7.1%	(29.2)%

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016

Net sales. Net sales decreased $11.2 million, or 40%, to $16.8 million from $28.0 million for fiscal 2016. For fiscal 2017, product sales decreased $10.9 million and EDC sales decreased $0.3 million, in each case, compared to fiscal 2016. This decrease primarily reflects decreased shipments of displays for retrofit programs to commercial transport customers and general aviation customers reflecting reduced demand compared to fiscal 2016. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they have been completed and they have not been replaced by new EDC programs.

Cost of sales. Cost of sales was $8.7 million or 51.6% of net sales, for fiscal 2017 compared to $11.5 million, or 41.1% of net sales, in fiscal 2016. The decrease in cost of sales was primarily the result of decreased product sales volume. The Company’s overall gross margin in fiscal 2017 was 48.4% compared to 58.9% in fiscal 2016. The fiscal 2017 gross margin decrease reflects lower product gross margin primarily the result of reduced coverage of fixed costs due to reduced product sales volume. The EDC gross margin in fiscal 2016 reflects a reversal of a loss accrual in the amount of $0.5 million as the Company had negotiated changes in January 2016 to its arrangement with a certain customer whereby the Company’s obligation with respect to certain product deliverables were cancelled.

Research and development (“R&D”). R&D expense was $4.5 million for fiscal 2017 and $4.9 million for fiscal 2016. R&D expense increased to 26.5% of net sales in fiscal 2017 compared to 17.4% of net sales in fiscal 2016. Although R&D expense in fiscal 2017 was $0.4 million less than fiscal 2016, the R&D expense increase as a percentage of net sales resulted primarily from lower sales volume in fiscal 2017 compared to fiscal 2016. The decrease in R&D expense resulted primarily from reduced personnel and consultant costs in fiscal 2017.

Selling, general, and administrative. Selling, general and administrative expense decreased $5.4 million or 59.2% to $3.7 million or 22.3% of net sales, for fiscal 2017 from $9.2 million, or 32.8%, for fiscal 2016. The decrease in selling, general, administrative expenses in fiscal 2017 was primarily due to the reversal of the $3.6 million reserve of the Delta unbilled receivable and lower legal fees as compared to fiscal 2016, in each case, due to the February 23, 2017 settlement with Delta.

Interest income, net. Net interest income increased by $2,000 to $36,000 for fiscal 2017 from $34,000 for fiscal 2016. The increase in interest was primarily the result of higher cash balances throughout the year ended September 30, 2017 as compared to the year ended September 30, 2016.

Other income. Other income was $4.9 million in fiscal 2017 and $78,000 in fiscal 2016. The Delta settlement payment to the Company of $7.75 million is partially reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved in selling, general, and administrative expenses and the remainder of the settlement payment, approximately $4.1 million is reflected in other income. In addition, the Company sold its outstanding Pennsylvania R&D tax credits in the quarter ended September 30, 2017 and realized a gain on the sale of $0.7 million which is also reflected in other income. Royalties earned in fiscal 2017 was approximately $57,000 as compared to $78,000 in fiscal 2016.

Income taxes. Income tax expense for the fiscal 2017 was $248,000 as compared to income tax expense of $568,000 for fiscal 2016. The effective tax rate for fiscal 2017 was 5.2%. The effective tax rate differs from the statutory rate primarily due to the reduction of the valuation allowance of $1.7 million for tax assets whose benefits were realized in fiscal 2017 that were fully reserved in fiscal 2016. The tax assets realized were primarily from the reversal of the $3.6 million reserve of the Delta unbilled receivable, the sale of the Company’s Pennsylvania R&D tax credits and the utilization of some of the Federal Research and Development Tax Credits to reduce income taxes.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2017 was $4.6 million compared to net income of $2.0 million for fiscal 2016. On a fully diluted basis, net income per share was $0.27 for fiscal 2017, compared to a net income of $0.12 per share for fiscal 2016. The increases in net income and net income per share were a result of the proceeds of the Delta settlement.

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

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2017	2016
Cash and cash equivalents	$24,680,301	$18,767,661
Accounts receivable	$2,748,597	$4,511,091
Current assets	$34,181,438	$29,369,459
Current liabilities	$3,361,642	$3,573,264
Deferred revenue	$280,354	$179,585
Other non-current liabilities (1)	$67,742	$67,701
Quick ratio (2)	8.16	6.51
Current ratio (3)	10.17	8.22

	Twelve Months Ended September 30,
	2017	2016	2015
Cash flow activites:
Net cash provided by operating activites	$6,065,678	$3,562,053	$1,401,589
Net cash used in investing activites	(153,038)	(351,654)	(118,964)
Net cash (used in) provided by financing activites	—	(724,777)	(215,170)

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

Operating Activities

The Company generated $6.1 million of cash from operations during fiscal 2017 as compared to $3.6 million during fiscal 2016. The cash provided by operating activities for the year ended September 30, 2017 was primarily comprised of net income of $4.6 million, the decrease in receivables of $1.8 million, and depreciation of $0.5 million, partially offset by the increase of inventory of $0.6 million and the decrease in accounts payable of $0.2 million and accrued expenses of $0.1 million. The increase in net income during fiscal 2017 was a result of the proceeds of the Delta settlement.

The Company generated $3.6 million of cash during fiscal 2016 as compared to $1.4 million of cash in operating activities during fiscal 2015. The cash provided by operating activities for the year ended September 30, 2016 resulted primarily from net income of $2.0 million the decrease in net unbilled receivables of $2.3 million, the decrease in inventories of $1.0 million, depreciation and deferred taxes of $0.5 million each, respectively partially offset by the increase in accounts receivable of $2.1 million payable and the decrease of accrued expenses payable of $0.7 million, respectively.

Investing Activities

Cash used in investing activities was $0.2 million and $0.4 million for fiscal years 2017 and 2016, respectively, and consisted of spending for production equipment and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash used by financing activities was none and $0.7 million for fiscal years 2017 and 2016, respectively, and consisted primarily from the purchase of treasury stock.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will remain relatively constant with the levels experienced in fiscal 2017 and fiscal 2016 in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2017 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating leases	$53,173	$53,173	$—	$—	$—
Purchase obligations (1)	867,307	833,039	34,268	—	—
	$920,480	$886,212	$34,268	$—	$—

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

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2017, the estimated liability for medical claims incurred but not reported was $53,200. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $249,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2017, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Account, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance will become effective for us beginning on October 1, 2017. Adoption of this standard will not have a material effect upon our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, is not expected to impact financial reporting with respect to the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for each of its revenue streams, and there is the potential for some changes to revenue recognition practices for multiple-element arrangements. In addition, the Company is currently determining the transition method and disclosure requirements. The Company plans to adopt this standard in fiscal year 2019.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Almost all of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal year 2017, 2016, and 2015 net sales outside the United States amounted to $2.6 million, $8.2 million and $6.6 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2017 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $0.2 million. This would result in a net impact on cash of approximately $0.2 million for fiscal 2017.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Innovative Solutions and Support, Inc.

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Solutions and Support, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 15, 2017

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$24,680,301	$18,767,661
Accounts receivable	2,748,597	4,511,091
Unbilled receivables, net	1,480,822	1,597,672
Inventories	4,179,654	3,645,828
Prepaid expenses and other current assets	1,092,064	847,207

Total current assets	34,181,438	29,369,459

Property and equipment, net	6,669,011	6,962,562
Other assets	187,315	156,948

Total assets	$41,037,764	$36,488,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,321,251	$1,503,771
Accrued expenses	1,760,037	1,889,908
Deferred revenue	280,354	179,585

Total current liabilities	3,361,642	3,573,264

Non-current deferred income taxes	67,742	67,701

Total liabilities	3,429,384	3,640,965

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2017 and 2016	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,879,580 and 18,812,465 issued at September 30, 2017 and 2016, respectively	18,880	18,813

Additional paid-in capital	51,583,841	51,392,159
Retained earnings	7,374,196	2,805,569
Treasury stock, at cost, 2,096,451 shares at September 30, 2017 and at September 30, 2016	(21,368,537)	(21,368,537)

Total shareholders’ equity	37,608,380	32,848,004

Total liabilities and shareholders’ equity	$41,037,764	$36,488,969

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2017	2016	2015
Net sales:
Product	$16,133,371	$26,985,899	$14,573,475
Engineering development contracts	653,303	983,804	5,493,609
Total net sales	16,786,674	27,969,703	20,067,084

Cost of sales:
Product	8,294,228	11,112,339	8,417,571
Engineering development contracts	374,121	369,984	4,717,778
Total cost of sales	8,668,348	11,482,323	13,135,349

Gross profit	8,118,326	16,487,380	6,931,735

Operating expenses:
Research and development	4,456,657	4,873,328	2,705,208
Selling, general and administrative	3,739,234	9,170,865	7,847,270
Total operating expenses	8,195,891	14,044,193	10,552,478

Operating (loss) income	(77,565)	2,443,187	(3,620,743)

Interest income	35,888	33,504	24,804
Other income	4,858,224	78,440	33,283
Income (loss) before income taxes	4,816,547	2,555,131	(3,562,656)

Income tax expense	247,920	568,330	2,303,478

Net income (loss)	$4,568,627	$1,986,801	$(5,866,134)

Net income (loss) per common share:
Basic	$0.27	$0.12	$(0.35)
Diluted	$0.27	$0.12	$(0.35)

Weighted average shares outstanding:
Basic	16,742,461	16,927,055	16,924,189
Diluted	16,855,644	17,039,296	16,924,189

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2014	$18,715	$50,697,497	$6,684,902	$(20,389,590)	$37,011,524

Share-based compensation	—	262,314	—	—	262,314
Exercise of stock options	20	38,980	—	—	39,000
Issuance of stock to directors	21	149,931	—	—	149,952
Purchase of treasury stock	—	—	—	(254,170)	(254,170)
Net loss	—	—	(5,866,134)	—	(5,866,134)

Balance, September 30, 2015	$18,756	$51,148,722	$818,768	$(20,643,760)	$31,342,486

Share-based compensation	—	60,272	—	—	60,272
Issuance of stock to directors	57	183,165	—	—	183,222
Purchase of treasury stock	—	—	—	(724,777)	(724,777)
Net income	—	—	1,986,801	—	1,986,801

Balance, September 30, 2016	$18,813	$51,392,159	$2,805,569	$(21,368,537)	$32,848,004

Issuance of stock to directors	67	191,682	—	—	191,749
Net income	—	—	4,568,627	—	4,568,627

Balance, September 30, 2017	$18,880	$51,583,841	$7,374,196	$(21,368,537)	$37,608,380

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,568,627	$1,986,801	$(5,866,134)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449,189	493,361	570,314
Share-based compensation expense
Stock options	—	68,172	316,369
Stock awards	191,749	183,222	149,952
Tax adjustment from share-based compensation	—	(7,899)	(54,055)
Provision for loss on unbilled receivables	—	—	1,237,841
(Gain) loss on disposal of property and equipment	—	3,605	(61,817)
Excess and obsolete inventory cost	92,829	—	225,742
Deferred income taxes	41	494,016	2,743,616
(Increase) decrease in:
Accounts receivable	1,762,494	(2,116,941)	2,025,168
Unbilled receivables, net	116,850	2,322,537	2,267,678
Inventories	(626,655)	951,488	647,728
Prepaid expenses and other current assets	(91,280)	371,684	(250,331)
Other non-current assets	(32,967)	—	(75,300)
Increase (decrease) in:
Accounts payable	(182,520)	67,790	(966,671)
Accrued expenses	(129,871)	(678,623)	(1,323,609)
Income taxes	(153,577)	—	(415,328)
Deferred revenue	100,769	(577,160)	230,426
Net cash provided by operating activities	6,065,678	3,562,053	1,401,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(153,038)	(352,762)	(188,509)
Proceeds from the sale of property and equipment	—	1,108	69,545
Net cash (used in) investing activities	(153,038)	(351,654)	(118,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	—	39,000
Purchases of treasury stock	—	(724,777)	(254,170)
Net cash (used in) financing activities	—	(724,777)	(215,170)

Net increase in cash and cash equivalents	5,912,640	2,485,622	1,067,455
Cash and cash equivalents, beginning of year	18,767,661	16,282,039	15,214,584

Cash and cash equivalents, end of year	$24,680,301	$18,767,661	$16,282,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$400,000	$175,000	$—
Cash received from income tax refund	$—	$364,836	$—

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Background

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation. The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, and foreign militaries.

2.        Concentrations

Major Customers and Products

In fiscal 2017, 2016 and 2015, the Company derived 54%, 51% and 57%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $1.3 million, $1.6 million and $3.5 million as of September 30, 2017, 2016 and 2015, respectively.

In fiscal 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total sales, respectively. In fiscal 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11% of total sales, respectively. In fiscal 2015, the two largest customers, Pilatus and Eclipse accounted for 20% and 15% of total sales, respectively.

Flat panel sales were 89%, 95% and 98% of total sales in the years ended September 30, 2017, 2016 and 2015, respectively. Sales of air data systems and components were 11%, 5% and 2% of total sales for the years ended September 30, 2017, 2016 and 2015, respectively. Sales to government contractors and agencies accounted for approximately 53%, 32% and 30% of total sales during fiscal years 2017, 2016 and 2015, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2017 the Company had three suppliers that accounted for 43% of the Company’s total inventory related purchases. During fiscal 2016 the Company had one supplier that accounted for 25% of the Company’s total inventory related purchases.

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

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on EDC programs, percentage of completion on EDC contracts, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statements of Operations in the period they are determined.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2017 and 2016 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	September 30,
	2017	2016
Raw materials	$2,920,209	$2,966,891
Work-in-process	794,756	500,869
Finished goods	464,689	178,068
	$4,179,654	$3,645,828

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During fiscal 2017, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2017, 2016 or 2015.

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

Customer Service Revenue

The Company enters into sales arrangement with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the fiscal years ended 2017, 2016 and 2015 are as follows:

	For the Fiscal Year Ended September 30,
	2017	2016	2015

Customer Service Sales	$3,232,712	$3,597,828	$2,612,626
Customer Service Cost of Sales	1,520,146	1,271,022	1,096,332
Gross Profit	$1,712,566	$2,326,806	$1,516,294

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal 2017, 2016 and 2015 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and 2016, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,897,092	$—	$—

Fair Value Measurement on September 30, 2016
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$17,424,641	$—	$—

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2017 and 2016, the estimated liability for medical claims incurred but not reported was $53,200 and $52,600, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $249,100 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2017, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Account, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance will become effective for us beginning on October 1, 2017. Adoption of this standard will not have a material effect upon our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessees, and lessors, including with respect to sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impacts of adoption of this guidance.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, is not expected to impact financial reporting with respect to the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for each of its revenue streams, and there is the potential for some changes to revenue recognition practices for multiple-element arrangements. In addition, the Company is currently determining the transition method and disclosure requirements. The Company plans to adopt this standard in fiscal year 2019.

As new accounting pronouncements are issued, we will adopt those that are applicable.

4. Net Income Per Share

	For the Fiscal Year Ended September 30,
	2017	2016	2015
Numerator:
Net income (loss)	$4,568,627	$1,986,801	$(5,866,134)
Denominator:
Basic weighted average shares	16,742,461	16,927,055	16,924,189
Dilutive effect of share-based awards	113,182	112,241	—
Diluted weighted average shares	16,855,644	17,039,296	16,924,189

Net income (loss) per common share:
Basic	$0.27	$0.12	$(0.35)
Diluted	$0.27	$0.12	$(0.35)

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2017 and 2016, there were 586,834 and 589,168 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal years 2017 and 2016, 336,961 and 339,581 shares, respectively were excluded from the calculation of earnings per share as their effect would be anti-dilutive. For fiscal year 2015, all options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5. Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables were $1.5 million and $1.6 million at September 30, 2017 and 2016, respectively. The unbilled balance of $1.6 million at September 30, 2016 reflects a reserve of $3.6 million related to the Delta contract. On February 23, 2017 the Company entered into a settlement agreement with Delta. Under the terms of the settlement, Delta paid the Company $7.75 million resulting in the reversal of the $3.6 million reserve and the collection of the unbilled receivable in the fiscal year ended September 30, 2017. The reversal of the reserve is reflected in the selling, general and administrative expenses in the Consolidated Statements of Operations in the fiscal year ended September 30, 2017. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income in the fiscal year ended September 30, 2017.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates increased operating income by $61,000 and $58,000 during the fiscal years ended September 30, 2017 and 2016, respectively, and reduced operating income by $117,000 during the fiscal year ended September 30, 2015.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2017	2016
Prepaid insurance	$402,300	$386,212
Income tax refund receivable	260,509	106,932
Other	429,255	354,063
	$1,092,064	$847,207

7. Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2017	2016
Computer equipment	$2,247,866	$2,208,398
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,051,637	1,052,284
Manufacturing facility	5,733,313	5,733,313
Equipment	5,507,774	5,435,949
Land	1,021,245	1,021,245
	18,756,406	18,645,760
Less accumulated depreciation and amortization	(12,087,395)	(11,683,198)
	$6,669,011	$6,962,562

Depreciation related to property and equipment was approximately $0.4 million, $0.5 million and $0.6 million in fiscal years 2017, 2016 and 2015, respectively.

8. Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2017	2016
Intangible assets, net of accumulated amortization of $531,637 and $529,037 at September 30, 2017 and September 30, 2016	$68,600	$71,200

Other non-current assets	118,715	85,748
	$187,315	$156,948

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2017, 2016 or 2015.

Total intangible amortization expense was approximately $2,600 in fiscal year 2017, $12,000 in fiscal year 2016 and $17,000 in fiscal year 2015. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2017 and September 30, 2016 include the security deposit and advance payment of the last month’s rent due under an operating lease for the property located at 180 Gordon Drive, Exton, PA, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of September 30, 2017 includes $43,000 of prepaid software licenses that will be earned upon the shipment of a certain product to a customer.

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2017	2016
Warranty	$1,013,461	$1,009,368
Salary, benefits and payroll taxes	258,688	267,323
Professional fees	219,331	308,905
Other	268,557	304,312
	$1,760,037	$1,889,908

Other accrued expense at September 30, 2017 and 2016 includes $0 and $0.1 million of EDC program costs, respectively.

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

Warranty cost and accrual information for fiscal years ended September 30, 2017 and 2016:

	2017	2016
Warranty accrual as of October 1,	$1,009,368	$878,901
Accrued expense for fiscal year	219,390	409,013
Warranty cost incurred for fiscal year	(215,297)	(278,546)
Warranty accrual as of September 30,	$1,013,461	$1,009,368

11. Income Taxes

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2017	2016	2015
Current provision (benefit):
Federal	$244,794	$77,244	$(375,936)
State	3,082	(2,930)	(10,146)

Total current provision (benefit)	247,876	74,314	(386,082)

Deferred provision:
Federal	—	493,989	2,598,050
State	44	27	91,510

Total deferred provision	44	494,016	2,689,560

Total current and deferred provision	$247,920	$568,330	$2,303,478

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2017	2016	2015
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(0.4)%	0.2%	0.0%
Permanent items	0.2%	(0.2)%	(2.5)%
Research and development tax credits	8.1%	(12.6)%	17.4%
Valuation allowance	(35.9)%	(2.9)%	(110.0)%
Change in unrecognized tax benefits	(0.9)%	(0.1)%	(2.6)%
123R cancellations and forfeitures	0.1%	3.8%	(1.0)%

Effective income tax rate	5.2%	22.2%	(64.7)%

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

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	2017	2016
	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$1,275,427	$2,539,117
Research and development credit	1,236,365	1,742,627
NOL carryforward - state	1,208,592	1,206,476
Depreciation	(690,774)	(725,018)
Stock options	609,016	603,881
Other	—	—
	3,638,626	5,367,083
Less: Valuation allowance	(3,568,459)	(5,297,757)
Total deferred tax assets	70,167	69,326

Deferred tax liabilities:
Depreciation	(137,909)	(137,027)
Total deferred tax liabilities	(137,909)	(137,027)

Net deferred tax liability	$(67,742)	$(67,701)

At September 30, 2017 and 2016, respectively, the Company had state NOL carryforwards of $20.1 million, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $1,236,000 and $1,262,000 in fiscal 2017 and 2016, respectively, which begin to expire in varying amounts after fiscal year ending September 30, 2030. In fiscal 2016, the Company had state R&D Tax Credit carryforwards of $480,000 (net of federal impact), which begin to expire in varying amounts after the fiscal year ending September 30, 2023. In fiscal 2017, all state R&D tax credits were sold and the resultant gain of $669,000 was recognized in other income on the Consolidated Statements of Operations.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The change in the valuation allowance for the period ended September 30, 2017 and September 30, 2016 was approximately $1.7 million and $0.1 million, respectively.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2017	2016	2015
Balance at beginning of year	$615,000	$615,000	$526,000
Unrecognized tax benefits related to prior years	—	(2,000)	—
Unrecognized tax benefits related to current year	18,000	26,000	125,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(63,000)	(24,000)	(36,000)

Balance at end of year	$570,000	$615,000	$615,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $570,000, $615,000 and $615,000 at September 30, 2017, 2016 and 2015, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2017 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2017 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2017, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal year ended September 30, 2017, 2016 and 2015, the Company recognized (benefit) expense of $0, $(3,000) and $(2,000), respectively, for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2014 and thereafter are open years subject to examination by the Internal Revenue Service (“IRS”). The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company’s income tax return for the year ended September 30, 2010, and no adjustments resulted from this examination. There are no state income tax examinations in process at this time.

12. Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $120,000, $127,000 and $104,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

13. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $203,000, $251,000 and $466,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $0, ($8,000) and ($54,000) for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2017, 2016, and 2015 and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2014	62,000	$9.91	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(9,000)	16.25	—

Outstanding at September 30, 2015	53,000	$8.83	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(23,000)	12.17	—

Outstanding at September 30, 2016	30,000	$6.27	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2017	30,000	$6.27	$—
Vested	30,000	$6.27	$—
Options exercisable at September 30, 2017	30,000	$6.27	$—

In fiscal 2017 and 2016 and 2015, no options were granted under the 1998 Plan. Therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. No options were exercised during fiscal years 2017, 2016 and 2015.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2017	Weighted- Average Exercise Price
$ 5.01 - $ 10.00	30,000	0.394	6.27	30,000	6.27
	30,000	0.394	$6.27	30,000	$6.27

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term. Because no options were granted from the 1998 Plan in fiscal 2017, 2016 and 2015, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for fiscal years ended September 30, 2017, 2016 and 2015.

At September 30, 2017, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2018.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2017 there were 259,598 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2017, 2016 and 2015, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2014	625,168	$3.28	$3,153,696
Granted	—	—	—
Exercised	(20,000)	1.95	15,200
Cancelled	(13,000)	2.37	—

Outstanding at September 30, 2015	592,168	$3.35	$—
Granted	67,115	2.81	$25,504
Exercised	—	—	$—
Cancelled	(33,000)	3.78	—

Outstanding at September 30, 2016	626,283	$3.27	—
Granted	—	—	—
Exercised	(67,115)	2.81	55,705
Cancelled	(2,334)	3.78	—

Outstanding at September 30, 2017	556,834	$3.32	$177,043
Vested and expected to vest	556,834	$3.32	$177,043
Options exercisable at September 30, 2017	556,834	$3.32	$177,043

The following table summarizes information about stock options under the 2009 Plan at September 30, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2017	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2017	Weighted- Average Exercise Price
$ 0.00 - $ 5.00	556,834	4.8	$3.32	556,834	$3.32

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

The Company did not grant any options in fiscal years 2017, 2016 and 2015, and therefore did not record any compensation expense related to the 2009 Plan during such periods.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $0, $68,000 and $316,000 for fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was $203,000, $178,000 and $192,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

At September 30, 2017, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that if a director resigns from the Board prior to January 1, 2017, such director shall only receive a pro rata portion of such award for time served. As of September 30, 2016, there were 67,115 unvested restricted stock units outstanding under the 2009 Plan, all of which were issued during the fiscal year ended September 30, 2016. There were no such awards outstanding as of September 30, 2017 and 2015, and no such activity under the 2009 Plan during the fiscal year ended September 30, 2017 and 2015.

14. Commitments and Contingencies

Operating Leases

Rent expense under operating leases totaled $94,000, $83,000 and $73,000 for the years ended September 30, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating leases are $53,000 for the year ended September 30, 2018.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $0.9 million, $0.9 million and $0.5 million as of September 30, 2017, 2016 and 2015, respectively.

Product Liability

The Company has product liability insurance of $50,000,000. The Company has not experienced any material product liability claims.

Legal Proceedings

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company believes it is not reasonably possible that such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

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

15. Related Party Transactions

The Company incurred legal fees of $121,000 and $122,000 for the fiscal years ended September 30, 2017 and 2016, respectively with a law firm in which a lawyer of the firm is a shareholder of the Company.

For the years ended September 30, 2017 and 2016, respectively, the Company incurred service fees of $0 and $22,000 with a commercial graphics firm controlled by an individual who is married to a shareholder and a daughter of the Company’s Chairman and Chief Executive Officer.

16. Quarterly Financial Data (unaudited)

Summarized quarterly results of operations of the Company for the years ended September 30, 2017 and September 30, 2016 are presented below:

	Fiscal Year Ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,365,866	$4,653,902	$4,541,421	$4,225,484
Cost of sales	1,828,052	2,302,431	2,164,140	2,373,726
Gross profit	1,537,814	2,351,471	2,377,281	1,851,758
Operating (loss) income	(1,595,295)	2,985,918	(541,189)	(926,999)
Net (loss) income	(1,194,974)	5,930,425	19,220	(186,045)

Net income (loss) per common share
Basic	$(0.07)	$0.35	$—	$(0.01)
Diluted	$(0.07)	$0.35	$—	$(0.01)

	Fiscal Year Ended September 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,583,578	$8,660,982	$6,504,592	$6,220,551
Cost of sales	3,267,767	2,757,635	2,621,016	2,835,905
Gross profit	3,315,811	5,903,347	3,883,576	3,384,646
Operating income (loss)	(308,733)	1,973,116	232,344	546,460
Net income (loss)	(215,438)	1,578,313	226,797	397,129

Net income (loss) per common share
Basic	$(0.01)	$0.09	$0.01	$0.02
Diluted	$(0.01)	$0.09	$0.01	$0.02

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

The increases in net income and net income per share during the second quarter of fiscal 2017 were a result of the proceeds of the Delta settlement.

17. Business Segments

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers, and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States. During fiscal 2017, 2016 and 2015, IS&S derived 89%, 95% and 98%, respectively, of its total product revenues from the sale of FPDS. During fiscal 2017, 2016 and 2015, the Company derived 11%, 5% and 2%, respectively, of total product revenues from the sale of air data systems related products. During fiscal 2017, 2016 and 2015, the Company derived 4%, 4% and 27%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are in the United States. In fiscal years 2017, 2016 and 2015, net sales outside the United States amounted to $2.6 million, $8.2 million and $6.6 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal 2017, 2016 and 2015, the Company derived 89%, 95% and 98%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A. Controls and procedures

(a)         We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2017, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2017.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)
Equity compensation plans approved by security holders	586,834	$3.47	259,598

Equity compensation plans not approved by security holders	—	$—	—

The Company makes an annual grant of restricted stock awards under the 2009 Plan to its non-employee directors. Total share-based compensation expense for non-employee directors was $203,000, $178,000 and $192,000 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. In the fiscal years ended September 30, 2017, 2016 and 2015, awards to the Company’s non-employee directors under the Plan were 67,115, 56,376 and 21,640 shares or, in the case of fiscal 2016, RSUs exercisable for shares, respectively.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Bylaws of IS&S. (7)

10.1	IS&S 1998 Stock Option Plan. (1) (4)
10.2	Amendment No. 1 to the IS&S 1998 Stock Option Plan. (1) (3)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (8)

21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Scheme Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF.	XBRL Taxonomy Extension Label Linkbase Document
101.LAB.	XBRL Taxonomy Extension Presentation Linkbase Document
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

Dated: December 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 15, 2017
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 15, 2017
Shahram Askarpour

/s/ Relland Winand	Chief Financial Officer (Principal Accounting Officer)	December 15, 2017
Relland Winand

/s/ Glen R. Bressner	Director	December 15, 2017
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 15, 2017
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 15, 2017
Robert E. Mittelstaedt, Jr.

/s/ Robert H. Rau	Director	December 15, 2017
Robert H. Rau

/s/ Roger A. Carolin	Director	December 15, 2017
Roger A. Carolin