Form 10-K/A
period 2017-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2018-01-29
CIK 836690

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2017 (the last business day of the registrant’s most recently completed second quarter) was approximately $38.4 million.  (based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 26, 2018, there were 16,840,599 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2017 (the “Form 10-K”) is being filed to amend and restate only the following items of the Form 10-K: Items 9 of Part II, Items 10, 11, 12, 13 and 14 of Part III. Other than these items, none of the information contained in the Form 10-K has been revised or amended

PART III

Item 10.  Directors, executive officers and corporate governance.

Directors

The current members of the Board of Directors (the “Board”), together with certain information about them, are set forth below:

Name	Age	Director Since	Term Expires	Positions with the Company
Directors Standing For Election
Class III Directors
Geoffrey S. M. Hedrick	75	1988	2018	Director, Chairman of the Board, Chief Executive Officer
Winston J. Churchill	77	1990	2018	Director
Directors Not Standing for Election
Class I Directors
Robert H. Rau	81	2001	2019	Director
Roger A. Carolin	62	2016	2019	Director
Class II Directors
Robert E. Mittelstaedt, Jr.	74	1989	2020	Director
Glen R. Bressner	57	1999	2020	Director, Vice-Chairman of the Board

Geoffrey S. M. Hedrick.    Mr. Hedrick founded the Company in February 1988 and has been Chairman of the Board since 1997. Mr. Hedrick resigned from his position as Chief Executive Officer of the Company on November 30, 2007, but continued as Chairman of the Board. He reassumed his former duties as Chief Executive Officer on September 8, 2008. Prior to founding the Company, Mr. Hedrick served as President and Chief Executive Officer of Smiths Industries, North American Aerospace Companies. He also founded Harowe Systems, Inc. in 1971, which was acquired subsequently by Smiths Industries plc. Mr. Hedrick has over 45 years of experience in the avionics industry, and he holds a number of patents in the electronics, optoelectric, electromagnetic, aerospace and contamination-control fields.

Winston J. Churchill.    Mr. Churchill has been managing general partner of SCP Partners since he founded it in 1996, and has over 35 years of experience in private equity investing. He formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, L.P., another venture capital fund, in 1990. Prior to that, he was a managing partner of a private investment firm that specialized in leveraged buyouts on behalf of Bessemer Securities Corporation. From 1967 to 1983, he practiced law at the Philadelphia firm of Saul, Ewing LLP and served as Chairman of its Banking and Financial Institutions Department, Chairman of the Finance Committee, and a member of its Executive Committee. He is a director of a number of public companies including Amkor Technology, Inc., Recro Pharma, Inc., and formerly of Griffin Industrial, as well as a number of private companies. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System. He is currently a Trustee Fellow of Fordham University, Chairman of Young Scholars Charter School, Vice-Chair of The Gesu School, and a trustee of American Friends of New College Oxford, England; for many years, he was also a trustee of Georgetown University, where he chaired the Committee on Medical Affairs. He earned a Bachelor of Science in Physics, summa cum laude, from Fordham University, a Master of Arts in Economics from Oxford University, where he studied as a Rhodes Scholar, and a Juris Doctor from Yale Law School.

Robert H. Rau.    Mr. Rau retired on December 31, 1998 as President of the Aerostructures Group of The Goodrich Company. Prior to its merger with The Goodrich Company, from 1993 to 1997, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector. In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association and a past Chairman of the General Aviation Manufacturers Association. Mr. Rau received a Bachelor of Arts degree in Business Administration from Whittier College in 1962.

Roger A. Carolin.    Mr. Carolin is currently a Venture Partner at SCP Partners, a multi-stage venture capital firm that invests in technology-oriented companies, a position he has held since 2004. Mr. Carolin works to identify attractive investment opportunities and assists portfolio companies in the areas of strategy development, operating management, and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and served as its Chief Executive Officer for 10 years, until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin is also a director of Amkor Technology (NASDAQ: AMKR), a supplier of outsourced semiconductor assembly and test services. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from the Harvard Business School

Robert E. Mittelstaedt, Jr.    Mr. Mittelstaedt served as Non-Executive Chairman of the Board of Directors of the Company from 1989 to 1997. Mr. Mittelstaedt is Dean Emeritus of the W. P. Carey School of Business at Arizona State University where he served as Dean and Professor of Management from 2004 to 2013. Prior to that, Mr. Mittelstaedt was Vice Dean of The Wharton School of the University of Pennsylvania since 1989. Mr. Mittelstaedt also serves on the Board of Directors of Laboratory Corporation of America Holdings, Inc. and previously served on the Board of Directors of W. P. Carey, Inc. Mr. Mittelstaedt holds a Bachelor of Science degree in Mechanical Engineering from Tulane University and a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania.

Glen R. Bressner.    Mr. Bressner is Managing Partner of Originate Ventures, which he co-founded in 2008. He is also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of material handling solutions. He has also been a Managing Partner of Mid Atlantic Venture Funds since 1985. From 1996 to 1997, Mr. Bressner served as the Chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

Independence

The Board has determined, in its business judgment, that five (5) of the Company’s six (6) directors are independent as defined in the applicable NASDAQ Stock Market, LLC listing standards, including that each member is free of any relationships that would interfere with his individual exercise of independent judgment. The following directors were determined to be independent: Glen R. Bressner, Winston J. Churchill, Robert E. Mittelstaedt, Jr., Roger A. Carolin and Robert H. Rau.

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

The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention, and treatment, on a confidential basis, of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has responsibility for, among other things, the planning and review of the Company’s annual and periodic reports and accounts, and the involvement of the Company’s independent registered public accounting firm in that process. The members of the Audit Committee are currently Messrs. Bressner (Chairman), Rau and Churchill. The Audit Committee is comprised solely of independent members, as independence for audit committee members is defined by the applicable NASDAQ listing standards. In addition, the Board has determined, in its business judgment, that each member of the Audit Committee is financially literate, and that at least one of the Audit Committee members, Mr. Rau, is an audit committee financial expert, as defined by SEC rules and regulations. The Audit Committee has adopted a formal written charter that has been approved by the Board. The charter specifies the scope of the Audit Committee’s responsibilities and procedures for carrying out such responsibilities. A copy of the charter is available on the Company’s website, www.innovative-ss.com, under the heading Investor Relations.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers (as defined under Section 16(a) of the Exchange Act), directors, and persons who own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.

Based solely on a review of the forms the Company has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during the fiscal year ended September 30, 2017, the officers, directors, and 10% beneficial owners of the Company complied with all of the applicable filing requirements of Section 16(a) of the Exchange Act, except that on January 18, 2017, a late Form 4 was filed on behalf of Mr. Bressner reporting a grant of 14,234 restricted stock units to Mr. Bressner on January 2, 2017.

Code of Ethics

The Company maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its directors, its principal executive officer and principal financial and accounting officer, and persons performing similar functions. In addition, the Code of Ethics applies to all of the Company’s employees, officers, agents, and representatives. The Code of Ethics is posted on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

Item 11.  Executive compensation.

The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2017, 2016 and 2015 to our chief executive officer and each other executive officer who earned more than $100,000 during fiscal year 2017 (collectively, the “Named Executive Officers”) for services rendered in such years:

Name and Principal Position	Year	Salary $	Bonus $	Option Awards $	All Other Compensation $(1)	Total $
Geoffrey S. M. Hedrick,	2017	400,000	—	—	21,429	421,429
Chief Executive Officer	2016	400,000	—	—	5,300	405,300
	2015	400,000	—	—	11,262	411,262
Shahram Askarpour	2017	300,000	—	—	5,400	305,300
President	2016	300,000	—	—	5,300	305,300
	2015	300,000	—	—	4,615	304,615
Relland M. Winand,	2017	200,000	—	—	4,000	204,000
Chief Financial Officer	2016	200,000	—	—	4,000	204,000
	2015	186,250	—	—	3,039	189,289

(1)         The amounts set forth represent only contributions to the respective named executive officer’s 401(k) plan account, except that, as described in the Compensation Discussion and Analysis section above, the Company also provided Mr. Hedrick with certain other personal benefits during fiscal years 2017 and 2015. Mr. Hedrick was permitted use of a Company aircraft in fiscal year 2017 ($16,029) and 2015 ($5,962).

Stock Option Grants

There were no non-equity or equity awards granted to our named executive officers in the fiscal year ended September 30, 2017.

Stock Option Exercises and Holdings

The following table provides outstanding stock option information for the named executive officers as of the end of fiscal year 2017:

Name	Grant Date	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $		Option Expiration Date
Geoffrey S. M. Hedrick	—	—	—	—	—		—
Shahram Askarpour	02/21/08	20,000	—	—	6.27	(1)	02/21/18
	08/15/11	15,000	—	—	3.78	(1)	08/15/21
	02/21/12	250,000	—	—	2.48	(1)	02/21/22
	01/29/13	250,000	—	—	4.06		01/29/23
Relland Winand	—	—	—	—	—		—

(1)         The applicable exercise price of each outstanding option reflects the reduction by $1.50 per share, approved by unanimous consent of the Company’s Board of Directors on January 25, 2013, pursuant to the terms of the 1998 Stock Option Plan or the 2009 Stock-Based Incentive Compensation Plan, as applicable, to offset the dilutive impact of the extraordinary dividend paid by the Company on its common stock on December 27, 2012 to holders of record on December 17, 2012.

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

The Company entered into an employment agreement with Dr. Askarpour on February 14, 2012 in connection with his promotion to the position of President of the Company. The initial term of the employment agreement began on April 1, 2012 and ended on March 31, 2013. Pursuant to the terms of the agreement, the term extends for one additional year each subsequent April 1, unless either party provides written notice to the other party at least 30 days prior to the expiration of the then-current term that the term will not be renewed. The employment agreement provides for a base salary of $300,000 per year, which the Company determined to be appropriate given Dr. Askarpour’s increased duties and responsibilities as President. If Dr. Askarpour’s employment is terminated by the Company without “cause,” then, subject to Dr. Askarpour’s execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of six (6) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. The employment agreement contains covenants restricting Dr. Askarpour’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for 12 months after the cessation of Dr. Askarpour’s employment. The employment agreement also contains standard confidentiality, assignment of invention, and non-disparagement provisions.

Change in Control Benefits

The Compensation Committee has the authority to accelerate the vesting of Company stock options granted to named executive officers under the Company’s 2009 Plan upon a change in control of the Company. The Company believes that such accelerated vesting is essential to maintaining the commitment and dedication of its key employees throughout a potential change in control of the Company. Unless otherwise determined by the Compensation Committee or provided in an award agreement, “change in control” is generally defined for these purposes as:

•                  the acquisition in one or more transactions during any 12-month period by any “person” (as such term is used for purposes of section 13(d) or section 14(d) of the Exchange Act) but excluding, for this purpose, the Company or its Subsidiaries (as defined in the 2009 Plan) or any employee benefit plan of the Company or its Subsidiaries, of “beneficial ownership” (within the meaning of Rule 13d-3 under the Exchange Act) of thirty percent (30%) or more of the combined voting power of the Company’s then outstanding voting securities;

•                  a change in the composition of the Board during any 12-month period such that the individuals who at the beginning of such period constituted the Board cease to constitute a majority of the Board;

•                  the consummation of a merger or consolidation involving the Company, if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, more than seventy percent (70%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; or

•                  a complete liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the assets of the Company.

Stock Ownership/Retention Requirements

The Company does not require its named executive officers to maintain a minimum ownership interest in the Company.

Deductibility of Compensation

The Company considers tax and accounting implications in determining all elements of its executive compensation program. Section 162(m) of the Code denies a federal income tax deduction for certain compensation exceeding $1,000,000 paid in a taxable year to the Chief Executive Officer or any of the three highest compensated officers (other than the Chief Executive Officer and Chief Financial Officer). Certain performance-based compensation is excluded from this deductibility limitation. The Compensation Committee considers the impact of this deductibility limitation on the compensation that it intends to award, and may structure compensation such that it is deductible if it determines that doing so is in the best interest of the Company and consistent with the Company’s executive compensation program. The foregoing does not limit the

Compensation Committee’s discretion to award compensation that is not deductible under Section 162(m) of the Code if it determines that doing so is in the best interest of the Company and consistent with the Company’s executive compensation program. Through September 30, 2017, Section 162(m) of the Code has not affected the Company’s tax deductions. At the present time, the Compensation Committee believes that it is unlikely that the compensation paid to any of the Company’s employees in a taxable year will exceed $1,000,000.

Compensation of Directors

The Company’s compensation program for non-employee directors consists of two elements of compensation: meeting fees and restricted stock or restricted stock unit awards. Each non-employee director is entitled to a fee of $1,000 for each Board meeting attended and $1,000 for each in-person committee meeting that is not held on the same day as a Board meeting. Mr. Bressner, in his role as Chairman of the Audit Committee, receives $12,000 per year in addition to the meeting fees and restricted stock or restricted stock unit awards.

The Company also makes annual awards of restricted stock or restricted stock units, with each such unit representing a contingent right to receive one share of common stock upon vesting, to non-employee directors under the 2009 Plan. The number of shares underlying such annual awards are calculated based upon the price of the Company’s common stock at the close of business on the first business day of each calendar year and such shares vest on the last business day of such calendar year. A director who resigns during the course of the year will vest in and receive a pro rata portion of the shares that he or she otherwise would have vested in and received had no such resignation occurred, based on the number of days served during the applicable calendar year.

With respect to the fiscal year ended September 30, 2016, the Company’s common stock closed at a price of $2.81 per share on January 4, 2016. Accordingly, each non-employee director (other than Mr. Carolin) received a grant of 14,234 restricted stock units on November 12, 2016 for service during the calendar year ended December 31, 2016. Mr. Carolin, who was appointed to the Board in April 2016, received a pro rata grant of 10,179 restricted stock units on September 26, 2016. All such restricted stock units granted to each non-employee director vested in full on January 2, 2017.

With respect to the fiscal year ended September 30, 2017, the Company’s common stock closed at a price of $3.48 per share on January 3, 2017. Accordingly, each non-employee director received a grant of 11,494 shares of restricted stock on January 2, 2018 for service during the calendar year ended December 31, 2017.

In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at Board meetings.

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2017.

Name	Fees Earned or Paid in Cash $(1)	Stock Awards $(2)	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation $(3)	Total $
Glen R. Bressner	17,000	40,000	—	—	—	—	57,000
Winston J. Churchill	5,000	40,000	—	—	—	37,500	82,500
Roger A. Carolin	4,000	40,000	—	—	—	—	44,000
Robert E. Mittelstaedt, Jr.	4,000	40,000	—	—	—	—	44,000
Robert H. Rau	5,000	40,000	—	—	—	—	45,000

(1)         The amounts reported in this column include fees paid for attendance of Board and Board committee meetings.

(2)         The amounts reported in this column represent the grant date fair value, computed based on the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation—Stock Compensation” with respect to the restricted stock unit awards granted to each non-employee director during the fiscal year ended September 30, 2017. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. In addition, as of the close of the fiscal year ended September 30, 2017, none of the non-employee directors held outstanding options to purchase stock of the Company.

(3)         Mr. Churchill’s received a $37,500 bonus in connection with Mr. Churchill’s contributions with respect to the Company’s settlement of its litigation with Delta Airlines.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a former or current executive officer or employee of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company or such entity’s executive officers or board members.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of the Company’s Annual Report on Form 10-K with management, and based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for fiscal year 2017.

Submitted by the Compensation Committee:

Robert E. Mittelstaedt, Jr. (Chairman)

Robert H. Rau

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objective of Compensation Policy

The objective of the Company’s executive compensation policy is to:

•                  attract and retain exceptional individuals as executive officers; and

•                  provide key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver enhanced value to the Company’s shareholders.

What the Company’s Executive Compensation Program is Designed to Reward

Overall, the Company’s executive compensation program is designed to reward the contributions of each individual executive officer, to ensure that each executive officer’s interest is aligned with those of the Company’s shareholders, and to provide sufficient incentives to executive officers to ensure their dedication to the Company. As discussed further below, the Company seeks to achieve these goals by providing sufficient base salaries to compensate executives for the day-to-day performance of their duties and awarding cash bonuses when the executive attains the personal or corporate goals and objectives established by the Company. Also, from time to time, the Company grants equity-based awards when it believes that such equity awards will further align the interests of executive officers with those of the Company’s shareholders and provide an additional incentive to executive officers to contribute to the achievement of the Company’s financial and strategic objectives.

General Executive Compensation Policies

Process for Setting Total Compensation

Generally, upon hiring or promoting a named executive officer, the Compensation Committee sets the initial levels of base salary and other compensation on the basis of subjective factors, including experience, individual achievements, and level of responsibility assumed at the Company, and may consider market compensation practices from time to time. Actual base salaries, cash bonuses, and equity-based awards for each named executive officer may be adjusted from year to year based upon each named executive officer’s annual review and level of attainment of personal and corporate goals and objectives, including Company financial performance, shareholder return, and such other factors as the Compensation Committee deems appropriate and in the best interests of the Company’s shareholders.

Each named executive officer’s annual review is a subjective process whereby the Chief Executive Officer or the Compensation Committee (as applicable, as described below) evaluates various factors relevant to the named executive officer’s contributions to the Company, such as the executive’s role in the development and execution of strategic plans, leadership skills, motivation, and involvement in industry groups. The weight given to such factors may vary from one named executive officer to another.

The Compensation Committee seeks recommendations from the Chief Executive Officer regarding changes to or increases in the overall compensation level or any particular element of compensation for the other named executive officers. In addition, the Chief Executive Officer is principally responsible for reviewing each other named executive officer’s performance, and for making recommendations for the Company’s compensation plan for such executive officer for the following fiscal year. The Compensation Committee reviews the recommendations of the Chief Executive Officer in light of his proximity to the other executives and his knowledge of their contributions to the Company. The Compensation Committee independently reviews the performance of the Company’s Chief Executive Officer.

Historically, the Compensation Committee has not retained an outside consultant or advisor to advise it regarding the Company’s executive compensation program. The Compensation Committee did not retain such consultant or advisor for fiscal year 2017. The Compensation Committee also did not consider any peer groups or engage in benchmarking for setting compensation levels for fiscal year 2017.

Consideration of Shareholder Advisory Vote on Executive Compensation

Based upon the vote of the Company’s shareholders at the 2017 annual meeting of the shareholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in 2017, a substantial majority of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this voting result affirms shareholders’ support of the Company’s approach to executive compensation and did not materially change its approach in fiscal year 2017. The Compensation Committee will consider the outcome of the subsequent say-on-pay vote when making future compensation decisions for the named executive officers. The next time the Company is scheduled to hold a say-on-pay vote is at the Company’s annual meeting of shareholders to be held in 2020.

Elements of Compensation

The Company’s executive compensation program consists of the following elements of compensation, each described in greater depth below:

•                  Base Salary;

•                  Annual Bonus;

•                  Equity-based Compensation;

•                  Perquisites; and

•                  General Benefits.

In determining the different elements of compensation to provide to the named executive officers, the Compensation Committee does not adhere to a specific allocation between short-term and long-term compensation, or between cash and non-cash compensation. Instead, the Compensation Committee determines the elements of compensation in a manner designed to reward strong financial performance, provide overall compensation opportunities that are sufficient to attract and retain highly skilled named executive officers, and ensure that named executive officers’ interests are aligned with those of the Company’s shareholders. This may result in the named executive officers receiving all cash compensation in some years (through base salary and annual bonuses) and a combination of cash and equity-based compensation in other years (through base salary, annual bonuses and equity awards).

Base Salary

The Company pays base salaries to named executive officers because the Company believes that base salaries are essential to recruiting and retaining qualified executives. In addition, base salaries create an incentive for named executive officers to make meaningful contributions to the Company’s success because they are subject to increase based on the executive’s performance. The Compensation Committee sets the initial base salary level upon the hire or promotion of a named executive officer and may incorporate base salary into related employment contracts. Base salary levels are determined initially based on the named executive officer’s previous experience and employment, and the named executive officer’s expected duties and responsibilities with respect to the Company. Thereafter, the Compensation Committee may increase a named executive officer’s base salary each year based on the results of the named executive officer’s annual review (which is conducted by the Chief Executive Officer for each of the other named executive officers and by the Compensation Committee for the Chief Executive Officer), and based on the Compensation Committee’s subjective assessment of the Company’s overall performance during the preceding year.

The Compensation Committee determined that there would be no increases in the base salaries of the named executive officers during fiscal year 2017.

Annual Bonus Compensation

The Compensation Committee retains discretion to grant bonus compensation to the named executive officers and other employees of the Company outside of the Bonus Plan. From time to time the Company may award discretionary annual bonuses to the named executive officers and may agree, in hiring or promoting a named executive officer, to a target bonus opportunity, expressed as a percentage of base salary, in any case, to be paid only if the Company determines that the Company has attained its financial performance goals or other objectives.

Named executive officers did not receive any discretionary bonuses for fiscal year 2017.

Equity Compensation

The Company awards equity-based compensation to named executive officers in order to provide a link between the long-term results achieved for its shareholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in the Company’s long-term success. Historically, equity-based compensation has been provided to named executive officers in the form of stock options (see “Equity Compensation Plan Information” section below). Such awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

No equity awards were granted to any named executive officers during fiscal year 2017.

Perquisites

In fiscal year 2017, the Company provided certain personal benefits to the Chief Executive Officer, as summarized below. The aggregate incremental cost to the Company of the perquisites received by Mr. Hedrick is included in the Summary Compensation Table, below. The Company has, with the approval of the Independent Directors, permitted the Company’s Chief Executive Officer to use the Company’s corporate aircraft for personal travel and, in past years, to use a corporate automobile. The Compensation Committee believes that use of the Company’s aircraft and the automobile represent valuable perquisites for the Chief Executive Officer and is appropriate considering his position and contributions to the Company.

General Benefits

The following are standard benefits offered to all eligible Company employees, including the named executive officers.

Retirement Benefits.    The Company maintains a tax-qualified 401(k) savings plan for all eligible employees, including the named executive officers, known as the IS&S 401(k) Plan (the “Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. The Company makes a matching contribution to the Savings Plan at one half of each participant’s deferral rate, limited to a maximum contribution of 2% of base salary and subject to limitations imposed by the Internal Revenue Code.

Medical, Dental, Life Insurance, and Disability Coverage.    The Company makes available medical, dental, life insurance, and disability coverage to all active eligible employees, including the named executive officers.

Other Paid Time-Off Benefits.    The Company provides vacation and other paid holidays to all employees, including the named executive officers.

Item 12.  Security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

The following table provides information about ISS common stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans and arrangements as of September 30, 2017, including the 1998 Stock Option Plan (the “1998 Plan”), and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	586,834	$3.47	259,598
Equity compensation plans not approved by security holders	—	—	—

Total	586,834	$3.47	259,598

In the fiscal years ended September 30, 2017, 2016, and 2015, awards issued to non-employee directors under the Company’s existing equity compensation plan and arrangements were 67,115, 56,376 and 21,640, shares, respectively.

Security Ownership of Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership, as of January 22, 2018, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole or shared power to vote or direct the vote of such shares of common stock or the sole or shared investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class(1)
Geoffrey S. M. Hedrick (2)	3,535,567	21.0%
WealthTrust Axiom LLC (3)	1,595,845	9.5%
Norman H. Pessin (4)	1,251,944	7.4%
Central Square Management LLC (5)	875,417	5.2%

(1)         As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,840,599 shares of common stock outstanding as of January 22, 2018.

(2)         Mr. Hedrick’s address is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, PA 19341. Includes 408 shares owned by Mr. Hedrick’s spouse.

(3)         Based solely on Schedule 13G/A filed on January 12, 2017. WealthTrust Axiom LLC’s address is 550 Swedesford Road, Suite 110, Wayne, PA 19087.

(4)         Based solely on Schedule 13D/A filed on September 22, 2016. Norman H. Pessin’s address is 366 Madison Avenue, 14th Floor, New York, NY 10017.

(5)         Based solely on Schedule 13G/A filed on September 10, 2014. Central Square Management LLC’s address is 1813 N. Mill Street, Suite F, Naperville, IL 60563.

Security Ownership of Management

The following table sets forth certain information with respect to the beneficial ownership, as of January 22, 2018, of (i) each director, (ii) the chief executive officer, the chief financial officer and the Company’s other executive officers during the fiscal year ended September 30, 2017, and (iii) all the directors and executive officers as a group. Each of the shareholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the Securities and Exchange Commission, and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class(1)
Geoffrey S. M. Hedrick(2)	3,535,567	21.0%
Shahram Askarpour(3)	539,500	3.2%
Robert E. Mittelstaedt, Jr.	210,281	1.2%
Winston J. Churchill(4)	141,977	*
Robert H. Rau(5)	101,748	*
Glen R. Bressner	109,676	*
Roger A. Carolin(6)	21,673	*
Relland M. Winand	—	*
All executive officers and directors as a group (8 persons)	4,660,422	27.7%

*Less than 1%.

(1)         As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 16,840,599 shares of common stock outstanding as of January 22, 2018.

(2)         Includes 408 shares owned by Mr. Hedrick’s spouse.

(3)         Includes 2,000 common shares owned beneficially by Dr. Askarpour, 535,000 common shares which Dr. Askarpour has the right to acquire pursuant to vested stock options as of January 22, 2018, and 2,000 common shares owned by Dr. Askarpour’s wife.

(4)         Includes 28,808 shares owned by CIP Capital LP.  Mr. Churchill is chairman of the board of CIP Management, Inc., the general partner of CIP Capital LP.

(5)         Includes 47,198 shares owned by a family trust of Mr. Rau.

(6)         Shares are held jointly with Mr. Carolin’s wife.

Item 14.  Principal accounting fees and services

Services provided by Grant Thornton for the fiscal years ended September 30, 2017 and 2016 have included audits of the annual consolidated financial statements of the Company, audits of the effectiveness of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and other services related to filings made with the SEC. The aggregate fees billed by Grant Thornton in connection with services rendered during the fiscal years ended September 30, 2017 and 2016, respectively, were:

	FY 2017	FY2016
Audit Fees	$360,180	$343,539
Audit Related Fees	—	—
Tax Fees	—	—
Total	$360,180	$343,539

Audit Fees

Audit fees for fiscal years 2017 and 2016 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, auditing the effectiveness of the Company’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

Audit Related Fees

No audit-related fees were paid to Grant Thornton during fiscal years 2017 or 2016.

Tax-Related Fees

No tax-related fees were paid to Grant Thornton during fiscal years 2017 or 2016.

All Other Fees

No other fees were incurred in connection with services provided by Grant Thornton during fiscal years 2017 or 2016.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company and any changes to the terms of the engagement. The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal. Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements. Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all 2017 and 2016 fees paid to Grant Thornton.

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

PART IV

Item 15.  Exhibits, financial statement schedules.

(a)(3) See Exhibit Index on page 14 of this Amendment No. 1 for a list of exhibits furnished as part of this Amendment No. 1.

Exhibit Index

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ GEOFFREY S. M. HEDRICK
Geoffrey S. M. Hedrick
Chairman & Chief Executive Officer

Dated: January 29, 2018