Form 10-Q
period 2017-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2018-02-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, there were 16,840,599 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2017

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,662,454	$24,680,301
Accounts receivable	1,480,622	2,748,597
Unbilled receivables, net	1,083,165	1,480,822
Inventories	4,495,051	4,179,654
Prepaid expenses and other current assets	1,102,047	1,092,064

Total current assets	32,823,339	34,181,438

Property and equipment, net	6,649,220	6,669,011
Other assets	187,016	187,315

Total assets	$39,659,575	$41,037,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$926,766	$1,321,251
Accrued expenses	1,739,028	1,760,037
Deferred revenue	137,465	280,354

Total current liabilities	2,803,259	3,361,642

Deferred income taxes	129,555	67,742

Total liabilities	2,932,814	3,429,384

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2017 and September 30, 2017	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,879,580 issued at December 31, 2017 and September 30, 2017	18,880	18,880

Additional paid-in capital	51,583,841	51,583,841
Retained earnings	6,492,577	7,374,196
Treasury stock, at cost, 2,096,451 shares at December 31, 2017 and September 30, 2017	(21,368,537)	(21,368,537)

Total shareholders’ equity	36,726,761	37,608,380

Total liabilities and shareholders’ equity	$39,659,575	$41,037,764

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2017	2016
Sales:
Product	$3,087,984	$3,475,171
Engineering development contracts	—	348,876
Returns and allowances	—	(458,181)
Total net sales	3,087,984	3,365,866

Cost of sales:
Product	1,593,268	1,740,703
Engineering development contracts	—	87,349
Total cost of sales	1,593,268	1,828,052

Gross profit	1,494,716	1,537,814

Operating expenses:
Research and development	923,721	1,085,988
Selling, general and administrative	1,622,555	2,047,121
Total operating expenses	2,546,276	3,133,109

Operating loss	(1,051,560)	(1,595,295)

Interest income	9,624	9,876
Other income	21,431	19,114
Loss before income taxes	(1,020,505)	(1,566,305)

Income tax benefit	(138,886)	(371,331)

Net loss	$(881,619)	$(1,194,974)

Net loss per common share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic	16,783,129	16,716,014
Diluted	16,783,129	16,716,014

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31 ,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(881,619)	$(1,194,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,368	108,336
Deferred income taxes	61,813	7
(Increase) decrease in:
Accounts receivable	1,267,975	724,111
Unbilled receivables, net	397,657	(6,397)
Inventories	(315,397)	(552,604)
Prepaid expenses and other current assets	191,171	(2,594)
Income taxes	(201,155)	(372,794)
Increase (decrease) in:
Accounts payable, net	(394,485)	209,845
Accrued expenses	(21,009)	356,246
Deferred revenue	(142,889)	171,644
Net cash provided by (used in) operating activities	65,430	(559,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(83,277)	(47,340)
Net cash used in investing activities	(83,277)	(47,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Company’s stock	—	—
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	(17,847)	(606,514)
Cash and cash equivalents, beginning of year	24,680,301	18,767,661

Cash and cash equivalents, end of period	$24,662,454	$18,161,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2017 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2017 and September 30, 2017 consist of cash on deposit and cash invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During the three months ended December 31, 2017 and 2016, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and September 30, 2017, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,906,780	$—	$—

Fair Value Measurement on September 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,897,092	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three months ended December 31, 2017 or 2016.

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

To the extent that an arrangement contains software components, which include functional upgrades that the Company sells on a standalone basis and which the Company has deemed outside the scope of the exception defined by ASU 2009-14, the Company recognizes software revenue in accordance with ASC Topic 985, “Software” (“ASC Topic 985”).

Multiple Element Arrangements -

The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s fair value. The Company then considers the appropriate recognition method for each deliverable. The Company’s multiple element arrangements can include defined design and development activities, and/or functional upgrades, and product sales.

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

Single Element Arrangements -

Products

To the extent that a single element arrangement provides for product sales and repairs, the Company recognizes sales when revenue recognition criteria for the product deliverable have been met based on the provisions of ASC Topic 605. In addition, the Company also receives orders for equipment and parts, and in general, recognizes revenue upon shipment to customers.

The Company may offer its customers extended warranties for additional fees, which it records as deferred revenue and recognizes as sales on a straight-line basis over the warranty periods.

Engineering Development Contracts

The Company may enter into contracts to perform specified design and EDC services related to its products. The Company recognizes revenue from these arrangements as EDC sales, following the guidance included in ASC Topic 605-35, and considers the nature of these contracts (including term, size of contract, and level of effort) when determining the appropriate accounting treatment for a particular contract. Certain of these contracts are accounted for under the percentage-of-completion method of accounting when the Company determines that progress toward completion is reasonably estimable, and the contract is long-term in nature. The Company uses the completed contract method for all other contracts. Sales and profit margins under the percentage-of-completion method are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method.

The percentage-of-completion method of accounting requires the Company to estimate the profit margin for each individual contract or contract segment, and to apply that profit margin on a uniform basis as sales are recorded under the contract. The estimation of profit margin requires the Company to make projections of the total sales to be generated and the total costs that will be incurred under a contract. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, engineering productivity, prototype costs, overhead costs, and capital costs. These contracts sometimes include purchase options for additional quantities and for customer change orders for additional or revised product functionality. Revenues and costs related to profitable purchase options are included in the Company’s estimates only when the options are exercised, while revenues and costs related to unprofitable purchase options are included in the Company’s estimates when exercise is determined to be probable. Revenues related to change orders are included in profit estimates only if they can be estimated reliably and collectability is reasonably assured. Purchase options and change orders are accounted for either as an integral part of the original contract or separately, depending upon the nature and value of the item, in the period in which any change order or purchase option becomes effective. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

The Company reviews estimates of profit margins for contracts on a quarterly basis. Assuming the initial estimates of revenue and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contracts. Changes in these underlying estimates due to revisions in revenues and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract as such changes are accounted for on a cumulative basis in the period in which the estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments (loss contracts), if any, resulting from changes in estimates are included in results of operations and disclosed in the notes to the consolidated financial statements of the Company.

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three months ended December 31, 2017 and 2016 respectively are as follows:

	For the Three Months Ended December 31,
	2017	2016

Customer Service Sales	$1,038,847	$703,732
Customer Service Cost of Sales	513,357	342,439
Gross Profit	$525,490	$361,293

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. The Company’s current balance of the deferred tax valuation allowance is recorded against all of its federal and state deferred tax assets. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional federal or state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At December 31, 2017, approximately 28% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity.  Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three months ended December 31, 2017 and 2016, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2017 and September 30, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2017 and September 30, 2017, the estimated liability for medical claims incurred but not reported was approximately $49,000 and $53,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $184,000 and $249,000 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2017 and September 30, 2017, respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2017, one customer, S&K Aerospace LLC, accounted for 10% of net sales. For the three months ended December 31, 2016, three customers, Sierra Nevada Corporation (“Sierra Nevada”), Pilatus Aircraft Limited (“Pilatus”) and the DoD accounted for 32%, 18% and 11% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2017, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2016, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is primary major consideration. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Account, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance became effective for us beginning on October 1, 2017. Adoption of this standard did not have a material effect upon our consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years.  We implemented ASU 2015-11 effective October 1, 2017 and the implementation had no impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments were $1.1 million at December 31, 2017 and $1.5 million at September 30, 2017.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates were $0 for the three months ended December 31, 2017. Cumulative catch-up adjustments resulting from changes in estimates increased operating income by $154,000 for the three months ended December 31, 2016.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2017	2017

Raw materials	$3,296,968	$2,920,209
Work-in-process	795,633	794,756
Finished goods	402,450	464,689
	$4,495,051	$4,179,654

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2017	2017

Prepaid insurance	$414,660	$402,300
Income tax refund receivable	461,664	260,509
Other	225,723	429,255
	$1,102,047	$1,092,064

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2017	2017

Land	$1,021,245	$1,021,245
Computer equipment	2,311,068	2,247,866
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,051,637	1,051,637
Manufacturing facility	5,733,313	5,733,313
Equipment	5,527,849	5,507,774
	18,839,683	18,756,406
Less: accumulated depreciation and amortization	(12,190,463)	(12,087,395)
	$6,649,220	$6,669,011

Depreciation and amortization related to property and equipment was approximately $103,000 and $108,000 for the three months ended December 31, 2017 and 2016, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2017	2017
Intangible assets, net of accumulated amortization of $531,637 and $531,637 at December 31, 2017 and September 30, 2017	$68,600	$68,600
Other non-current assets	118,416	118,715
	$187,016	$187,315

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three months ended December 31, 2017 and 2016.

There was no amortization expense for the three months ended December 31, 2017 and 2016. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2017	2017

Warranty	$926,965	$1,013,461
Salary, benefits and payroll taxes	374,109	258,688
Professional fees	299,493	219,331
Other	138,461	268,557
	$1,739,028	$1,760,037

Warranty cost and accrual information for the three months ended December 31, 2017 is highlighted below:

Three Months Ending
December 31, 2017

Warranty accrual, beginning of period	$1,013,461
Accrued expense	(26,259)
Warranty cost	(60,237)
Warranty accrual, end of period	$926,965

3. Income Taxes

The income tax benefit for the three months ended December 31, 2017 was $0.1 million as compared to an income tax benefit of $0.4 million for the three months ended December 31, 2016.

The effective tax rate benefit for the three months ended December 31, 2017 was 13.6% and differs from the statutory tax rate mostly due to a change in the valuation allowance in the current period. The effective tax rate during the three months ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations.

The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 30, 2018.

The effective tax rate for the three months ended December 31, 2016 was 23.7%. The effective tax rate for the three months ended December 31, 2016 differs from the statutory rate primarily due to the change in the valuation allowance in that period.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2017, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $0 for each of the three months ended December 31, 2017 and 2016. The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for the three months ended December 31, 2017 and 2016.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for the three month period ended December 31, 2017 and 2016.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At December 31, 2017 there were 259,598 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was approximately $0 for each of the three months ended December 31, 2017 and 2016. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $0 for the three months ended December 31, 2017 and 2016. Total compensation expense associated with the 2009 Plan was approximately $0 for each of the three months ended December 31, 2017 and 2016.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of December 31, 2017, there were no unvested restricted stock units outstanding under the 2009 Plan.

5. Earnings Per Share

	Three Months Ended December 31,
	2017	2016
Numerator:
Net loss	$(881,619)	$(1,194,974)
Denominator:
Basic weighted average shares	16,783,129	16,716,014
Dilutive effect of share-based awards	—	—
Diluted weighted average shares	16,783,129	16,716,014

Earnings per common share:
Basic EPS	$(0.05)	$(0.07)
Diluted EPS	$(0.05)	$(0.07)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2017 and 2016, there were 586,834 options to purchase common stock outstanding. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2017 and 2016, respectively, 586,834 and 587,341 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

On February 23, 2017 the Company entered into a settlement agreement with Delta. Under the terms of the settlement, Delta paid the Company $7.75 million resulting in the reversal of the $3.6 million reserve for the collection of the unbilled receivable in the fiscal year ended September 30, 2017.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2017 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2017. See also Note 1 to the unaudited condensed consolidated financial statements for the three month period ending December 31, 2017 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2017 AND 2016

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2017	2016
Net sales:
Product	100.0%	89.6%
Engineering development contracts	0.0%	10.4%
Total net sales	100.0%	100.0%

Cost of sales:
Product	51.6%	51.7%
Engineering development contracts	0.0%	2.6%
Total cost of sales	51.6%	54.3%

Gross profit	48.4%	45.7%

Operating expenses:
Research and development	29.9%	32.3%
Selling, general and administrative	52.5%	60.8%
Total operating expenses	82.5%	93.1%

Operating loss	(34.1)%	(47.4)%

Interest income	0.3%	0.3%
Other income	0.7%	0.5%
Loss before income taxes	(33.0)%	(46.6)%

Income tax expense (benefit)	(4.5)%	(11.0)%

Net loss	(28.5)%	(35.6)%

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Net sales. Net sales were $3.1 million for the three months ended December 31, 2017 compared to $3.4 million for the three months ended December 31, 2016, a decrease of 8.3%. Product sales decreased $0.4 million in the three months ended December 31, 2017 compared to the three months ended December 31, 2016, and EDC sales decreased $0.3 million from the same period in the prior year. Product sales for the three months ended December 31, 2017 decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to the DoD and military subcontractors. In the quarter ended December 31, 2016, the Company negotiated with a customer to reconfigure the customer’s avionics system. In connection with this change, the Company agreed to allow the return of products previously sold and, accordingly, net sales and net accounts receivable for the prior year period reflect reductions of $0.5 million for the value of products returned by the customer. The decrease in EDC sales in the current year period was the result of the completion of EDC projects awarded in prior years and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.2 million, or 12.8%, to $1.6 million, or 51.6% of net sales, in the three months ended December 31, 2017, compared to $1.8 million, or 54.3% of net sales, in the three months ended December 31, 2016. The decrease in cost of sales was primarily the result of a decrease in EDC sales volume and lower material costs for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The Company’s overall gross margin was 48.4% and 45.7% for the quarters ended December 31, 2017 and 2016, respectively. This increase in overall gross margin was primarily the result of a change in sales mix.

Research and development. R&D expense decreased $0.2 million, or 14.9%, to $0.9 million, or 29.9% of net sales, in the three months ended December 31, 2017 from $1.1 million, or 32.3% of net sales, in the three months ended December 31, 2016. The decrease in R&D expense in the quarter reflected a reduced payroll and related benefit expense.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.4 million to $1.6 million in the three months ended December 31, 2017 from $2.0 million in the three months ended December 31, 2016. The decrease in selling, general, and administrative expense in the three month period was primarily the result of increased legal fees related to the litigation arising from the purported termination of the Delta contract in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 52.5% of net sales in the three months ended December 31, 2017 from 60.8% of net sales in the three months ended December 31, 2016.

Interest income. Interest income was $10,000 in the three months ended December 31, 2017 and 2016.

Other income. Other income is mainly composed of royalties earned and increased marginally by $2,000, to $21,000 in the three months ended December 31, 2017 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the three months ended December 31, 2017 was $0.1 million compared to a tax benefit of $0.4 million for the three months ended December 31, 2016. The effective tax rate for the three months ended December 31, 2017 was 13.6% and differs from the statutory tax rate primarily due to a change in the valuation allowance in the current period.

The effective tax rate for the three months ended December 31, 2016 was 23.7% and differs from the statutory rate primarily due to the change in the valuation allowance in that period.

Net loss. The Company reported a net loss for the three months ended December 31, 2017 of $0.9 million compared to net loss of $1.2 million for the three months ended December 31, 2016. On a diluted basis, the loss per share was $0.05 for the three months ended December 31, 2017 compared to loss per share of $0.07 for the three months ended December 31, 2016.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31, 2017	September 30, 2017
Cash and cash equivalents	$24,662,454	$24,680,301
Accounts receivable	1,480,622	2,748,597
Current assets	32,823,339	34,181,438
Current liabilities	2,803,259	3,361,642
Deferred revenue	137,465	280,354
Total debt and other non-current liabilities (1)	129,555	67,742
Quick ratio (2)	9.33	8.16
Current ratio (3)	11.71	10.17

	Three Months Ended December 31,
	2017	2016
Cash flow activites:
Net cash provided by (used in) operating activites	$65,430	$(559,174)
Net cash used in investing activites	(83,277)	(47,340)

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

Operating activities

Cash generated for the three months ended December 31, 2017 resulted primarily from the net effect of decreases of accounts receivable of $1.3 million and unbilled receivables of $0.4 million, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms. These increases were mainly offset by funding a loss of $0.9 million, an increase of inventory of $0.3 million and a decrease of accounts payable of $0.4 million.

The cash used in operating activities during the three months ended December 31, 2016 mainly funded a net loss of $1.2 million and an increase in inventory of $0.6 million, and was partially offset by a decrease of accounts receivable of $0.7 million, an increase in accrued expenses of $0.4 million and an increase in accounts payable of $0.2 million.

Investing activities

Cash used in investing activities was $0.1 million and $0 for each of the three months ended December 31, 2017 and 2016, respectively and consisted primarily of the purchase of computer equipment.

Financing activities

Net cash used by financing activities was $0 for each of the three months ended December 31, 2017 and 2016.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three months ended December 31, 2017 (in thousands):

Three Months Ended
December 31, 2017
Backlog, beginning of period	$3,039
Bookings, net	3,390
Recognized in revenue	(3,088)
Backlog, end of period	$3,341

At December 31, 2017 and September 30, 2017, the Company’s backlog was $3.3 million and $3.0 million, respectively. The $0.3 million increase in backlog was the result of $3.4 million in net new business orders, offset by $3.1 million of sales recognized for the three months ended December 31, 2017. At December 31, 2017, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three months ended December 31, 2017 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $60,000 with a resulting impact on cash flows of approximately $60,000 for the three months ended December 31, 2017.

Item 4. Controls and Procedures

(a)           We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2017.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 14, 2018	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER