Form 10-Q
period 2018-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2018-05-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 16,840,599 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2018

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,438,543	$24,680,301
Accounts receivable	2,373,627	2,748,597
Unbilled receivables	926,629	1,480,822
Inventories	4,440,542	4,179,654
Prepaid expenses and other current assets	951,249	1,092,064

Total current assets	32,130,590	34,181,438

Property and equipment, net	6,588,808	6,669,011
Other assets	185,700	187,315

Total assets	$38,905,098	$41,037,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,390,535	$1,321,251
Accrued expenses	1,554,859	1,760,037
Deferred revenue	220,245	280,354

Total current liabilities	3,165,639	3,361,642

Deferred income taxes	129,574	67,742

Total liabilities	3,295,213	3,429,384

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2018 and September 30, 2017	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,937,050 and 18,879,580 issued at March 31, 2018 and September 30, 2017, respectively	18,937	18,880

Additional paid-in capital	51,783,779	51,583,841
Retained earnings	5,175,706	7,374,196
Treasury stock, at cost, 2,096,451 shares at March 31, 2018 and September 30, 2017	(21,368,537)	(21,368,537)

Total shareholders’ equity	35,609,885	37,608,380

Total liabilities and shareholders’ equity	$38,905,098	$41,037,764

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales:
Product	$3,685,702	$4,614,422	$6,773,686	$8,089,593
Engineering development contracts	41,502	137,309	41,502	486,185
Returns and allowances	—	(97,829)	—	(556,009)
Total net sales	3,727,204	4,653,902	6,815,188	8,019,769

Cost of sales:
Product	2,072,124	2,181,087	3,665,393	3,921,791
Engineering development contracts	10,223	121,344	10,223	208,692
Total cost of sales	2,082,347	2,302,431	3,675,616	4,130,483

Gross profit	1,644,857	2,351,471	3,139,572	3,889,286

Operating expenses:
Research and development	1,031,622	1,069,009	1,955,343	2,154,997
Selling, general and administrative	1,756,746	(1,703,456)	3,379,301	343,666
Total operating expenses	2,788,368	(634,447)	5,334,644	2,498,663

Operating (loss) income	(1,143,511)	2,985,918	(2,195,072)	1,390,623

Interest income	11,681	9,947	21,305	19,823
Other income	15,664	4,140,210	37,096	4,159,326
(Loss) income before income taxes	(1,116,166)	7,136,075	(2,136,671)	5,569,772

Income tax expense	200,705	1,205,650	61,819	834,319

Net (loss) income	$(1,316,871)	$5,930,425	$(2,198,490)	$4,735,453

Net( loss) income per common share:
Basic	$(0.08)	$0.35	$(0.13)	$0.28
Diluted	$(0.08)	$0.35	$(0.13)	$0.28

Weighted average shares outstanding:
Basic	16,800,244	16,735,503	16,791,687	16,725,759
Diluted	16,800,244	16,847,059	16,791,687	16,835,756

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31 ,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,198,490)	$4,735,453
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	210,549	221,490
Share-based compensation expense:
Stock awards	199,996	191,748
Deferred income taxes	61,832	14
(Increase) decrease in:
Accounts receivable	374,970	388,611
Unbilled receivables, net	554,193	(28,057)
Inventories	(260,889)	(685,779)
Prepaid expenses and other current assets	149,285	(126,395)
Income taxes receivable/payable	(8,469)	432,848
Increase (decrease) in:
Accounts payable, net	69,284	(159,403)
Accrued expenses	(205,178)	(118,238)
Deferred revenue	(60,109)	152,966
Net cash (used in) provided by operating activities	(1,113,026)	5,005,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(128,732)	(80,050)
Net cash used in investing activities	(128,732)	(80,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(1,241,758)	4,925,208
Cash and cash equivalents, beginning of year	24,680,301	18,767,661

Cash and cash equivalents, end of period	$23,438,543	$23,692,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$8,469	$400,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2017 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2018 and September 30, 2017 consist of cash on deposit and cash invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane. The building is being depreciated on a straight-line basis over 39 years. During the six months ended March 31, 2018 and 2017, no depreciation was provided for the airplane because it had been depreciated to its estimated salvage value. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and September 30, 2017, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,203,406	$—	$—

Fair Value Measurement on September 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,897,092	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the six months ended March 31, 2018 or 2017.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and six months ended March 31, 2018 and 2017 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Customer Service Sales	$1,185,460	$698,155	$2,224,307	$1,401,887
Customer Service Cost of Sales	488,221	290,910	1,001,578	633,349
Gross Profit	$697,239	$407,245	$1,222,729	$768,538

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At March 31, 2018, approximately 28% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and six months ended March 31, 2018 and 2017, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2018 and September 30, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2018 and September 30, 2017, the estimated liability for medical claims incurred but not reported was approximately $55,000 and $53,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $143,000 and $249,000 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2018 and September 30, 2017, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2018, one customer, Pilatus Aircraft Ltd (“Pilatus”), accounted for 17% of net sales. During the six months ended March 31, 2018, one customer, Pilatus, accounted for 12% of net sales.

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

For the three and six month periods ended March 31, 2018, the Company had two and one supplier respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and six month periods ended March 31, 2017, the Company had two and three suppliers respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We implemented ASU 2015-11 effective October 1, 2017 and the implementation had no material impact on our consolidated financial statements.

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

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments were $0.9 million at March 31, 2018 and $1.5 million at September 30, 2017. One customer accounted for the March 31, 2018 balance.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Cumulative catch-up adjustments resulting from changes in estimates were $0 for the three and six months ended March 31, 2018. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $33,000 for the three months ended March 31, 2017 and increased operating income by $121,000 for the six months ended March 31, 2017.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2018	2017

Raw materials	$3,244,976	$2,920,209
Work-in-process	733,211	794,756
Finished goods	462,355	464,689
	$4,440,542	$4,179,654

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2018	2017

Prepaid insurance	$362,873	$402,300
Income tax refund receivable	268,978	260,509
Other	319,398	429,255
	$951,249	$1,092,064

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2018	2017

Land	$1,021,245	$1,021,245
Computer equipment	2,315,949	2,247,866
Corporate airplane	3,194,571	3,194,571
Furniture and office equipment	1,051,637	1,051,637
Manufacturing facility	5,733,313	5,733,313
Equipment	5,568,422	5,507,774
	18,885,137	18,756,406
Less: accumulated depreciation and amortization	(12,296,329)	(12,087,395)
	$6,588,808	$6,669,011

Depreciation and amortization related to property and equipment was approximately $106,000 and $111,000 for the three months ended March 31, 2018 and 2017, respectively. The corporate airplane is utilized primarily in support of product development and has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $209,000 and $219,000 for the six months ended March 31, 2018 and 2017, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2018	2017
Intangible assets, net of accumulated amortization of $531,637 at March 31, 2018 and September 30, 2017, respectively	$68,600	$68,600
Other non-current assets	117,100	118,715
	$185,700	$187,315

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six months ended March 31, 2018 and 2017.

There was no amortization expense for the three and six months ended March 31, 2018 and 2017. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2018	2017

Warranty	$930,458	$1,013,461
Salary, benefits and payroll taxes	228,494	258,688
Professional fees	220,824	219,331
Other	175,083	268,557
	$1,554,859	$1,760,037

Warranty cost and accrual information for the three and six months ended March 31, 2018 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2018	March 31, 2018

Warranty accrual, beginning of period	$926,965	$1,013,461
Accrued expense	33,961	7,702
Warranty cost	(30,468)	(90,705)
Warranty accrual, end of period	$930,458	$930,458

3. Income Taxes

During the three and six month periods ended March 31, 2018 income taxes were impacted relative to the prior year period by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations.

The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 30, 2018. The Act also eliminates for NOLs the previous carryback period of two years and permits an indefinite carryforward period.

The income tax expense for the three months ended March 31, 2018 was $0.2 million as compared to an income tax expense of $1.2 million for the three months ended March 31, 2017.

The effective tax rate for the three months ended March 31, 2018 was (18.0%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.3 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

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

The income tax expense for the six months ended March 31, 2018 was $0.1 million as compared to an income tax expense of $0.8 million for the six months ended March 31, 2017.

The effective tax rate for the six months ended March 31, 2018 was (2.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.3 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The effective tax rate for the six months ended March 31, 2017 was 15.0%. The effective tax rate for the six months ended March 31, 2017 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $1.9 million. The majority of the change in valuation allowance was a result of the bad debt reserve being deductible for tax purposes and the utilization of R&D tax credits in the period.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2018, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $0 for each of the three and six month periods ended March 31, 2018 and 2017. The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for each of the three and six month periods ended March 31, 2018 and 2017.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for the three and six month periods ended March 31, 2018 and 2017.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At March 31, 2018 there were 259,598 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was $0 for each of the three and six month periods ended March 31, 2018 and 2017. The expense under the 2009 Plan related to shares issued to non-employee members of the

Company’s Board of Directors as compensation was approximately $200,000 and $192,000 for the three and six month periods ended March 31, 2018 and 2017, respectively. Total compensation expense associated with the 2009 Plan was approximately $200,000 and $192,000 for the three and six month periods ended March 31, 2018 and 2017, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of March 31, 2018, there were no unvested restricted stock units outstanding under the 2009 Plan.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,316,871)	$5,930,425	$(2,198,490)	$4,735,453
Denominator:
Basic weighted average shares	16,800,244	16,735,503	16,791,687	16,725,759
Dilutive effect of share-based awards	—	111,556	—	109,997
Diluted weighted average shares	16,800,244	16,847,059	16,791,687	16,835,756

Earnings per common share:
Basic EPS	$(0.08)	$0.35	$(0.13)	$0.28
Diluted EPS	$(0.08)	$0.35	$(0.13)	$0.28

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2018 and 2017, there were 556,834 and 586,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2018 and 2017, respectively, 574,167 and 336,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2018 and 2017, respectively, 580,501 and 337,090 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Net income and EPS in the prior year periods were positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta Air Lines, Inc. (See Note 6 to condensed consolidated financial statements).

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2017 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2017. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months period ending March 31, 2018 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2018 AND 2017

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales:
Product	98.9%	97.0%	99.4%	93.9%
Engineering development contracts	1.1%	3.0%	0.6%	6.1%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	55.6%	46.9%	53.8%	48.9%
Engineering development contracts	0.3%	2.6%	0.2%	2.6%
Total cost of sales	55.9%	49.5%	53.9%	51.5%

Gross profit	44.1%	50.5%	46.1%	48.5%

Operating expenses:
Research and development	27.7%	23.0%	28.7%	26.9%
Selling, general and administrative	47.1%	-36.6%	49.6%	4.3%
Total operating expenses	74.8%	-13.6%	78.3%	31.2%

Operating (loss) income	(30.7)%	64.2%	(32.2)%	17.3%

Interest income	0.3%	0.2%	0.3%	0.2%
Other income	0.4%	88.9%	0.5%	51.8%
(Loss) income before income taxes	(29.9)%	153.3%	(31.4)%	69.4%

Income tax expense	5.4%	25.9%	0.9%	10.4%

Net (loss) income	(35.3)%	127.4%	(32.3)%	58.9%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net sales. Net sales were $3.7 million for the three months ended March 31, 2018 compared to $4.7 million for the three months ended March 31, 2017, a decrease of 19.9%. Net product sales decreased $0.8 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and EDC sales decreased $0.1 million from the same period in the prior year. Product sales for the three months ended March 31, 2018 decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to commercial transport customers. The decrease in EDC sales in the current year period was the result of the completion of EDC projects awarded in prior years and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.2 million, or 9.6%, to $2.1 million, or 55.9% of net sales, in the three months ended March 31, 2018, compared to $2.3 million, or 49.5% of net sales, in the three months ended March 31, 2017. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Company’s overall gross margin was 44.1% and 50.5% for the three months ended March 31, 2018 and 2017, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense decreased $0.04 million, or 3.5%, to $1.0 million, or 27.7% of net sales, in the three months ended March 31, 2018 from $1.1 million, or 23.0% of net sales, in the three months ended March 31, 2017. The decrease in R&D expense in the quarter reflected a reduced payroll and related benefit expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $3.5 million to $1.8 million in the three months ended March 31, 2018 from a negative expense of $1.7 million in the three months ended March 31, 2017. The increase in selling, general, and administrative expense in the three months was primarily the result of the reversal in the prior year period of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta. As a percentage of net sales, selling, general and administrative expenses increased to 47.1% of net sales in the three months ended March 31, 2018 from (39.6%) of net sales in the three months ended March 31, 2017.

Interest income. Interest income increased to $12,000 in the three months ended March 31, 2018 from $10,000 in the three months ended March 31, 2017, mainly a result of higher average cash balances in this period compared to the same period in the prior year.

Other income. Other income was $16,000 in the three months ended March 31, 2018 and $4.1 million for the three months ended March 31, 2017. Other income for the three months ended March 31, 2018 is mainly composed of royalties earned. Other income in the prior year period was positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta (See Note 6 to condensed consolidated financial statements). The Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which has been reversed in the period ended March 31, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income.

Income tax expense. The income tax expense for the three months ended March 31, 2018 was $0.2 million as compared to an income tax expense of $1.2 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was (18.0%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.3 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Act for NOLs permits an indefinite carryforward period.

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

Net loss. The Company reported a net loss for the three months ended March 31, 2018 of $1.3 million compared to net income of $5.9 million for the three months ended March 31, 2017. On a diluted basis, the loss per share was $0.08 for the three months ended March 31, 2018 compared to net income per share of $0.35 for the three months ended March 31, 2017.

Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2017

Net sales. Net sales were $6.8 million for the six months ended March 31, 2018 compared to $8.0 million for the six months ended March 31, 2017, a decrease of 15.0%. Net product sales decreased $0.8 million in the six months ended March 31, 2018 compared to the six months ended March 31, 2017, and EDC sales decreased $0.4 million from the same period in the prior year. Product sales for the six months ended March 31, 2018 decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to the DoD and military subcontractors. The decrease in EDC sales in the current year period was the result of the completion of EDC projects awarded in prior years and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.5 million, or 11.0%, to $3.7 million, or 53.9% of net sales, in the six months ended March 31, 2018, compared to $4.1 million, or 51.5% of net sales, in the six months ended March 31, 2017. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The Company’s overall gross margin was 46.1% and 48.5% for the six months ended March 31, 2018 and 2017, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense decreased $0.2 million, or 9.3%, to $2.0 million, or 28.7% of net sales, in the six months ended March 31, 2018 from $2.2 million, or 26.9% of net sales, in the six months ended March 31, 2017. The decrease in R&D expense in the six months reflected a reduced payroll and related benefit expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $3.0 million to $3.4 million in the six months ended March 31, 2018 from $0.3 million in the six months ended March 31, 2017. The increase in selling, general, and administrative expense in the six months was primarily the result of the reversal in the prior year period of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta. As a percentage of net sales, selling, general and administrative expenses increased to 49.6% of net sales in the six months ended March 31, 2018 from 4.3% of net sales in the six months ended March 31, 2017.

Interest income. Interest income increased to $21,000 in the six months ended March 31, 2018 from $20,000 in the six months ended March 31, 2017, mainly a result of higher average cash balances in this period compared to the same period in the prior year.

Other income. Other income was $37,000 in the six months ended March 31, 2018 and $4.2 million for the six months ended March 31, 2017. Other income for the six months ended March 31, 2018 is mainly composed of royalties earned. For the six months ended March 31, 2017, the Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which has been reversed in the period ended March 31, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income in the six months ended March 31, 2017.

Income tax expense. The income tax expense for the six months ended March 31, 2018 was $0.1 million as compared to an income tax expense of $0.8 million for the six months ended March 31, 2017.

The effective tax rate for the six months ended March 31, 2018 was (2.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.3 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Act for NOLs permits an indefinite carryforward period.

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

Net loss. The Company reported a net loss for the six months ended March 31, 2018 of $2.2 million compared to net income of $4.7 million for the six months ended March 31, 2017. On a diluted basis, the loss per share was $0.13 for the six months ended March 31, 2018 compared to income per share of $0.28 for the six months ended March 31, 2017.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2018	2017
Cash and cash equivalents	$23,438,543	$24,680,301
Accounts receivable	2,373,627	2,748,597
Current assets	32,130,590	34,181,438
Current liabilities	3,165,639	3,361,642
Deferred revenue	220,245	280,354
Total debt and other non-current liabilities (1)	129,574	67,742
Quick ratio (2)	8.15	8.16
Current ratio (3)	10.15	10.17

	Six Months Ended December 31,
	2018	2017
Cash flow activites:
Net cash (used in) provided by operating activites	$(1,113,026)	$5,005,258
Net cash used in investing activites	(128,732)	(80,050)

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

Operating activities

Cash used in operating activities for the six months ended March 31, 2018 resulted primarily from the net effect of a net loss of $2.2 million, offset by decreases of accounts receivable of $0.4 million and unbilled receivables of $0.6 million, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms.

Cash generated for the six months ended March 31, 2017 resulted primarily from net income of $4.7 million and the decrease of accounts receivable of $0.4 million and an increase in accrued expenses of $0.2 million, which was partially offset by an increase in inventory of $0.7 million.

Investing activities

Cash used in investing activities was $0.1 million for each of the six months ended March 31, 2018 and 2017 and consisted of the purchase of computer equipment and production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 for each of the six months ended March 31, 2018 and 2017.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and six months ended March 31, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2018

Backlog, beginning of period	$3,341	$3,039
Bookings, net	4,216	7,606
Recognized in revenue	(3,727)	(6,815)
Backlog, end of period	$3,830	$3,830

At March 31, 2018 and September 30, 2017, the Company’s backlog was $3.8 million and $3.0 million, respectively. The $0.8 million increase in backlog was the result of $7.6 million in net new business orders, offset by $6.8 million of sales recognized for the six months ended March 31, 2018. At March 31, 2018, approximately 96.5% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and six months ended March 31, 2018 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $58,000 and $118,000 with a resulting impact on cash flows of approximately $58,000 and $118,000 for the three and six months ended March 31, 2018, respectively.

Item 4. Controls and Procedures

(a)                                 We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 11, 2018	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER