Form 10-Q
period 2018-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2018-08-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 16,840,599 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2018

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,879,412	$24,680,301
Accounts receivable	1,780,829	2,748,597
Unbilled receivables	1,039,879	1,480,822
Inventories	4,685,652	4,179,654
Prepaid expenses and other current assets	874,375	1,092,064

Total current assets	29,260,147	34,181,438

Property and equipment, net	8,890,643	6,669,011
Other assets	184,026	187,315

Total assets	$38,334,816	$41,037,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,329,859	$1,321,251
Accrued expenses	1,899,774	1,760,037
Deferred revenue	406,748	280,354

Total current liabilities	3,636,381	3,361,642

Deferred income taxes	129,587	67,742

Total liabilities	3,765,968	3,429,384

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2018 and September 30, 2017	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,937,050 and 18,879,580 issued at June 30, 2018 and September 30, 2017, respectively	18,937	18,880

Additional paid-in capital	51,783,779	51,583,841
Retained earnings	4,134,669	7,374,196
Treasury stock, at cost, 2,096,451 shares at June 30, 2018 and September 30, 2017	(21,368,537)	(21,368,537)

Total shareholders’ equity	34,568,848	37,608,380

Total liabilities and shareholders’ equity	$38,334,816	$41,037,764

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales:
Product	$3,201,325	$4,476,717	$9,975,011	$12,566,311
Engineering development contracts	188,338	64,704	229,840	550,889
Returns and allowances	—	—	—	(556,009)
Total net sales	3,389,663	4,541,421	10,204,851	12,561,191

Cost of sales:
Product	1,714,701	2,074,500	5,380,094	5,996,291
Engineering development contracts	92,279	89,640	102,502	298,332
Total cost of sales	1,806,980	2,164,140	5,482,596	6,294,623

Gross profit	1,582,683	2,377,281	4,722,255	6,266,568

Operating expenses:
Research and development	1,028,271	1,236,184	2,983,614	3,391,181
Selling, general and administrative	1,626,640	1,682,286	5,005,941	2,025,952
Total operating expenses	2,654,911	2,918,470	7,989,555	5,417,133

Operating (loss) income	(1,072,228)	(541,189)	(3,267,300)	849,435

Interest income	15,164	7,682	36,469	27,505
Other income	16,128	15,628	53,224	4,174,953
(Loss) income before income taxes	(1,040,936)	(517,879)	(3,177,607)	5,051,893

Income tax expense (benefit)	101	(537,099)	61,920	297,220

Net (loss) income	$(1,041,037)	$19,220	$(3,239,527)	$4,754,673

Net( loss) income per common share:
Basic	$(0.06)	$0.00	$(0.19)	$0.28
Diluted	$(0.06)	$0.00	$(0.19)	$0.28

Weighted average shares outstanding:
Basic	16,816,838	16,755,082	16,800,070	16,735,533
Diluted	16,816,838	16,870,404	16,800,070	16,847,305

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30 ,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,239,527)	$4,754,673
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	316,855	332,323
Share-based compensation expense:
Stock awards	199,996	191,748
Deferred income taxes	61,845	44
(Increase) decrease in:
Accounts receivable	967,768	2,437,823
Unbilled receivables, net	440,943	(2,362)
Inventories	(505,998)	(887,211)
Prepaid expenses and other current assets	226,070	(51,097)
Income taxes receivable/payable	(8,381)	(104,318)
Other non-current assets	—	(45,926)
Increase (decrease) in:
Accounts payable, net	8,608	(482,199)
Accrued expenses	139,737	65,123
Deferred revenue	126,394	135,117
Net cash (used in) provided by operating activities	(1,265,690)	6,343,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,535,199)	(130,058)
Net cash used in investing activities	(2,535,199)	(130,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(3,800,889)	6,213,680
Cash and cash equivalents, beginning of year	24,680,301	18,767,661

Cash and cash equivalents, end of period	$20,879,412	$24,981,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$8,469	$400,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2017 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2018 and September 30, 2017 consist of cash on deposit and cash invested in money market funds with financial institutions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplanes, which are depreciated using the straight-line method over their estimated useful lives of thirty-nine years and ten years, respectively. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. During the three month period ended June 30, 2018, the Company purchased an aircraft for approximately $2.4 million. This aircraft will serve as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$20,718,490	$—	$—

Fair Value Measurement on September 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,897,092	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the nine months ended June 30, 2018 or 2017.

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

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales for the three and nine months ended June 30, 2018 and 2017 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Customer Service Sales	$1,000,436	$827,046	$3,224,743	$2,228,934
Customer Service Cost of Sales	463,513	367,697	1,465,091	1,001,046
Gross Profit	$536,923	$459,349	$1,759,652	$1,227,888

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both research and development (“R&D”) and EDC. At June 30, 2018, approximately 27% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and nine months ended June 30, 2018 and 2017, respectively, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2018 and September 30, 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2018 and September 30, 2017, the estimated liability for medical claims incurred but not reported was approximately $58,000 and $53,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $72,000 and $249,000 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2018 and September 30, 2017, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2018, three customers, Pilatus Aircraft Ltd (“Pilatus”), L3 Technologies (“L3”) and United States Department of Defense (“DoD”), accounted for 26%, 15% and 12% of net sales. During the nine months ended June 30, 2018, one customer, Pilatus, accounted for 17% of net sales.

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

For the three and nine month periods ended June 30, 2018, the Company had three suppliers and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and nine months ended June 30, 2017, the Company had zero and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the primary major consideration. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be credit risks.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employer Share-Based Payment Accounting, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance became effective for us beginning on October 1, 2017. Adoption of this standard did not have a material effect upon the consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 effective October 1, 2017 and the implementation had no material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Previously, GAAP did not provide guidance to evaluate whether there was substantial doubt regarding an organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017, and the adoption of this ASU did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. The FASB has also issued several related ASUs which provide additional implementation guidance and clarify the requirements of the model. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with the cumulative effect of applying the new standard as of the date of initial application recognized and disclosure of results under old standards. Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, is not expected to impact financial reporting with respect to the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for each of its revenue streams, and there is the potential for some changes to revenue recognition practices for multiple-element arrangements. We anticipate using the modified retrospective method of adoption when the Company adopts this standard in fiscal year 2019.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables, net of progress payments were $1.0 million at June 30, 2018 and $1.5 million at September 30, 2017.

Significant changes in estimates related to accounting for long-term contracts under the percentage-of-completion method may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. There were no cumulative catch-up adjustments resulting from changes in estimates for the three and nine months ended June 30, 2018. Cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $45,000 for the three months ended June 30, 2017 and increased operating income by $76,000 for the nine months ended June 30, 2017.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2018	2017

Raw materials	$3,223,960	$2,920,209
Work-in-process	965,039	794,756
Finished goods	496,653	464,689
	$4,685,652	$4,179,654

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2018	2017

Prepaid insurance	$254,333	$402,300
Income tax refund receivable	268,890	260,509
Other	351,152	429,255
	$874,375	$1,092,064

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2018	2017

Land	$1,021,245	$1,021,245
Computer equipment	2,315,949	2,247,866
Corporate airplanes	5,601,039	3,194,571
Furniture and office equipment	1,051,637	1,051,637
Manufacturing facility	5,733,313	5,733,313
Equipment	5,568,422	5,507,774
	21,291,605	18,756,406
Less: accumulated depreciation and amortization	(12,400,962)	(12,087,395)
	$8,890,643	$6,669,011

Depreciation and amortization related to property and equipment was approximately $105,000 and $111,000 for the three months ended June 30, 2018 and 2017, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $314,000 and $330,000 for the nine months ended June 30, 2018 and 2017, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2018	2017
Intangible assets, net of accumulated amortization of $531,637 at June 30, 2018 and September 30, 2017, respectively	$68,600	$68,600
Other non-current assets	115,426	118,715
	$184,026	$187,315

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine months ended June 30, 2018 and 2017.

Amortization expense was approximately $0 and $200 for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense was approximately $0 and $2,600 for the nine months ended June 30, 2018 and 2017, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2018	2017

Warranty	$893,914	$1,013,461
Salary, benefits and payroll taxes	387,783	258,688
Professional fees	145,677	219,331
Reduction in workforce / Severance	259,348	—
Other	213,052	268,557
	$1,899,774	$1,760,037

During the period ended June 30, 2018, the Company incurred $259,348 in severance and other costs associated with a reduction in workforce.

Warranty cost and accrual information for the three and nine months ended June 30, 2018 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2018	June 30, 2018

Warranty accrual, beginning of period	$930,458	$1,013,461
Accrued expense	1,368	9,070
Warranty cost	(37,912)	(128,617)
Warranty accrual, end of period	$893,914	$893,914

3. Income Taxes

During the three and nine month periods ended June 30, 2018, income taxes were impacted relative to the prior year period by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

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

The income tax expense for the three months ended June 30, 2018 was approximately $0 as compared to an income tax benefit of $0.5 million for the three months ended June 30, 2017.

The effective tax rate for the three months ended June 30, 2018 was approximately 0% and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.5 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The effective tax rate benefit for the three months ended June 30, 2017 was 103.7%. The effective tax rate benefit for the three months ended June 30, 2017 differs from the statutory tax rate primarily due to the change in the anticipated profitability in the period partially offset by the reduction in the utilization of certain R&D tax credits in the period resulting in an increase in the valuation allowance of approximately $0.5 million.

The income tax expense for the nine months ended June 30, 2018 was $0.1 million as compared to an income tax expense of $0.3 million for the nine months ended June 30, 2017.

The effective tax rate for the nine months ended June 30, 2018 was (1.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $4.8 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The effective tax rate for the nine months ended June 30, 2017 was 5.9%. The effective tax rate for the nine months ended June 30, 2017 differs from the statutory rate primarily due to a change in the valuation allowance of approximately $1.4 million included in the estimated annual effective tax rate that is attributable to the anticipated profitability in the period. The majority of this change is a result of the bad debt reserve reversal being deductible for tax purposes and the utilization of certain R&D tax credits in the period.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2018, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $0 for each of the three and nine month periods ended June 30, 2018 and 2017. The income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements was $0 for each of the three and nine month periods ended June 30, 2018 and 2017.

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

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for the three and nine month periods ended June 30, 2018 and 2017.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At June 30, 2018 there were 202,128 shares of common stock available for awards under the plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was $0 for each of the three and nine month periods ended June 30, 2018 and 2017. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $0 for each of the three month periods ended June 30, 2018 and 2017. Directors’ compensation was approximately $200,000 and $192,000 for each of the nine month periods ended June 30, 2018 and 2017. Total compensation expense associated with the 2009 Plan was approximately $0 for each of the three month periods ended June 30, 2018 and 2017; and approximately $200,000 and $192,000 for each of the nine month periods ended June 30, 2018 and 2017, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of June 30, 2018, there were no unvested restricted stock units outstanding under the 2009 Plan.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,041,037)	$19,220	$(3,239,527)	$4,754,673
Denominator:
Basic weighted average shares	16,816,838	16,755,082	16,800,070	16,735,533
Dilutive effect of share-based awards	—	115,322	—	111,772
Diluted weighted average shares	16,816,838	16,870,404	16,800,070	16,847,305

Earnings per common share:
Basic EPS	$(0.06)	$0.00	$(0.19)	$0.28
Diluted EPS	$(0.06)	$0.00	$(0.19)	$0.28

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2018 and 2017, there were 556,834 and 586,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2018 and 2017, respectively, 306,834 and 336,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2018 and 2017, respectively, 322,612 and 337,090 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Net income and EPS in the nine months ended June 30, 2017 were positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta Air Lines, Inc. (See Note 6 to condensed consolidated financial statements).

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

More recently, the Company has developed and received certification on its NextGen Flight Deck featuring its ThrustSense Integrated PT6 Autothrottle (“ThrustSense Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays, ISUs as well as an Integrated FMS and Electronic Flight Bag System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen enhanced avionics suite is available for integration into other business aircraft with Non-FADEC and FADEC engines.

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

Customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad. Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of recently enacted tax reform legislation in the United States. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S. Cost of sales related to product sales is comprised of material components and third-party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy costs, supplies, and outside service costs related to production, purchasing, material control, and quality control. Cost of sales includes warranty costs.

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

During the nine month period ended June 30, 2018, the Company reduced its overall headcount. The reductions affected most of the departments in the Company with the majority of the reductions coming from the operations department. The Company expects to see a significant reduction in its overall payroll and related benefit expense in the fourth quarter of fiscal 2018 as a result of these actions.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2017 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2017. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months period ending June 30, 2018 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2018 AND 2017

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Product	94.4%	98.6%	97.7%	95.6%
Engineering development contracts	5.6%	1.4%	2.3%	4.4%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	50.6%	45.7%	52.7%	47.7%
Engineering development contracts	2.7%	2.0%	1.0%	2.4%
Total cost of sales	53.3%	47.7%	53.7%	50.1%

Gross profit	46.7%	52.3%	46.3%	49.9%

Operating expenses:
Research and development	30.3%	27.2%	29.2%	27.0%
Selling, general and administrative	48.0%	37.0%	49.1%	16.1%
Total operating expenses	78.3%	64.3%	78.3%	43.1%

Operating (loss) income	(31.6)%	(11.9)%	(32.0)%	6.8%

Interest income	0.4%	0.2%	0.4%	0.2%
Other income	0.5%	0.3%	0.5%	33.2%
(Loss) income before income taxes	(30.7)%	(11.4)%	(31.1)%	40.2%

Income tax expense (benefit)	0.0%	(11.8)%	0.6%	2.4%

Net (loss) income	(30.7)%	0.4%	(31.7)%	37.8%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net sales. Net sales were $3.4 million for the three months ended June 30, 2018 compared to $4.5 million for the three months ended June 30, 2017, a decrease of 24.4%. Net product sales decreased $1.3 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and EDC sales increased $0.1 million from the same period in the prior year. Product sales for the three months ended June 30, 2018 decreased from the same period in the prior year primarily because of decreased shipments of engine and fuel instrumentation for retrofit programs to foreign military customers. The increase in EDC sales in the current year period was primarily the result of new customer design and EDC programs.

Cost of sales. Cost of sales decreased $0.4 million, or 18.2%, to $1.8 million, or 52.9% of net sales, in the three months ended June 30, 2018, compared to $2.2 million, or 48.9% of net sales, in the three months ended June 30, 2017. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The Company’s overall gross margin was 47.1% and 51.1% for the three months ended June 30, 2018 and 2017, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense decreased $0.2 million, or 16.7%, to $1.0 million, or 29.4% of net sales, in the three months ended June 30, 2018 from $1.2 million, or 26.7% of net sales, in the three months ended June 30, 2017. The decrease in R&D expense in the quarter reflected a reduced payroll and related benefit expense.

Selling, general, and administrative. Selling, general and administrative expense decreased by $0.1 million to $1.6 million in the three months ended June 30, 2018 from an expense of $1.7 million in the three months ended June 30, 2017. The decrease in selling, general, and administrative expense in the three months was primarily the result of a decrease in sales commissions of $0.1 million. As a percentage of net sales, selling, general and administrative expenses increased to 48.0% of net sales in the three months ended June 30, 2018 from 37.8% of net sales in the three months ended June 30, 2017.

Interest income. Interest income increased to $15,000 in the three months ended June 30, 2018 from $8,000 in the three months ended June 30, 2017, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income was $16,000 in each of the three month periods ended June 30, 2018 and 2017 and is mainly composed of royalties earned in each such period.

Income tax expense. The income tax expense for the three months ended June 30, 2018 was approximately $0 as compared to an income tax benefit of $0.5 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 0% and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.5 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Act permits an indefinite carryforward period for NOLs.

The effective tax rate benefit for the three months ended June 30, 2017 was 103.7%. The effective tax rate benefit for the three months ended June 30, 2017 differs from the statutory tax rate primarily due to the change in the anticipated profitability in the period partially offset by the reduction in the utilization of certain R&D tax credits in the period resulting in an increase in the valuation allowance of approximately $0.5 million.

Net loss. The Company reported a net loss for the three months ended June 30, 2018 of $1.0 million compared to net income of $0.02 million for the three months ended June 30, 2017. On a diluted basis, the loss per share was $0.06 for the three months ended June 30, 2018 compared to net income per share of $0.00 for the three months ended June 30, 2017.

Nine months ended June 30, 2018 Compared to the Nine months ended June 30, 2017

Net sales. Net sales were $10.2 million for the nine months ended June 30, 2018 compared to $12.6 million for the nine months ended June 30, 2017, a decrease of 19.0%. Net product sales decreased $2.0 million in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, and EDC sales decreased $0.4 million from the same period in the prior year. Product sales for the nine months ended June 30, 2018 decreased from the same period in the prior year primarily because of decreased shipments of displays for retrofit programs to the DoD and military subcontractors. The decrease in EDC sales in the current year period was the result of the completion of EDC projects awarded in prior years and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales decreased $0.8 million, or 12.7%, to $5.5 million, or 53.9% of net sales, in the nine months ended June 30, 2018, compared to $6.3 million, or 50.0% of net sales, in the nine months ended June 30, 2017. The decrease in cost of sales was primarily the result of a decrease in product sales volume for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The Company’s overall gross margin was 46.1% and 50.0% for the nine months ended June 30, 2018 and 2017, respectively. This decrease in overall gross margin primarily reflects a lower product gross margin primarily the result of reduced coverage of fixed costs due to lower sales volume.

Research and development. R&D expense decreased $0.4 million, or 11.8%, to $3.0 million, or 29.4% of net sales, in the nine months ended June 30, 2018 from $3.4 million, or 27.0% of net sales, in the nine months ended June 30, 2017. The decrease in R&D expense in the nine months reflected a reduced payroll and related benefit expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $3.0 million to $5.0 million in the nine months ended June 30, 2018 from $2.0 million in the nine months ended June 30, 2017. The increase in selling, general, and administrative expense in the nine months ended June 30, 2018 was primarily the result of the reversal in the prior year period of the $3.6 million reserve of the Delta unbilled receivable due to the February 23, 2017 settlement with Delta. As a percentage of net sales, selling, general and administrative expenses increased to 49.0% of net sales in the nine months ended June 30, 2018 from 15.9% of net sales in the nine months ended June 30, 2017.

Interest income. Interest income increased to $36,000 in the nine months ended June 30, 2018 from $28,000 in the nine months ended June 30, 2017, mainly a result of higher interest rates in this period compared to the same period in the prior year.

Other income. Other income was $53,000 in the nine months ended June 30, 2018 and $4.2 million for the nine months ended June 30, 2017. Other income for the nine months ended June 30, 2018 is mainly composed of royalties earned. For the nine months ended June 30, 2017, the Delta settlement payment to the Company of $7.75 million is reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved which has been reversed in the period ended June 30, 2017 in selling, general and administrative expenses. The remainder of the settlement payment, approximately $4.1 million, is reflected as other income in the nine months ended June 30, 2017.

Income tax expense. The income tax expense for the nine months ended June 30, 2018 was $0.1 million as compared to an income tax expense of $0.3 million for the nine months ended June 30, 2017.

The effective tax rate for the nine months ended June 30, 2018 was (1.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $4.8 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Act permits an indefinite carryforward period for NOLs.

The effective tax rate for the nine months ended June 30, 2017 was 5.9%. The effective tax rate for the nine months ended June 30, 2017 differs from the statutory rate primarily due to a reduction in the valuation allowance of approximately $1.4 million included in the estimated annual effective tax rate that is attributable to the anticipated profitability in the prior year. The majority of this change is a result of the bad debt reserve reversal being deductible for tax purposes and the utilization of certain R&D tax credits in the period.

Net loss. The Company reported a net loss for the nine months ended June 30, 2018 of $3.2 million compared to net income of $4.8 million for the nine months ended June 30, 2017. On a diluted basis, the loss per share was $0.19 for the nine months ended June 30, 2018 compared to income per share of $0.28 for the nine months ended June 30, 2017.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2018	2017
Cash and cash equivalents	$20,879,412	$24,680,301
Accounts receivable	1,780,829	2,748,597
Current assets	29,260,147	34,181,438
Current liabilities	3,636,381	3,361,642
Deferred revenue	406,748	280,354
Total debt and other non-current liabilities (1)	129,587	67,742
Quick ratio (2)	6.23	8.16
Current ratio (3)	8.05	10.17

	Nine Months Ended December 31,
	2018	2017
Cash flow activites:
Net cash (used in) provided by operating activites	$(1,265,690)	$6,343,738
Net cash used in investing activites	(2,535,199)	(130,058)

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

Operating activities

Cash used in operating activities for the nine months ended June 30, 2018 resulted primarily from the net effect of a net loss of $3.2 million and an increase in inventory of $0.5 million, offset by decreases of accounts receivable of $1.0 million, prepaid expenses and other current assets of $0.2 million and unbilled receivables of $0.4 million, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms.

Cash generated for the nine months ended June 30, 2017 resulted primarily from net income of $4.8 million and the decrease of accounts receivable of $2.4 million which was partially offset by an increase in inventory of $0.9 million and a decrease in accounts payable of $0.5 million.

Investing activities

Cash used in investing activities was $2.5 million for the nine months ended June 30, 2018 and consisted primarily of the purchase of our Hawker Beechcraft B200GT aircraft for $2.4 million. This aircraft will serve as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

Cash used in investing activities was $0.1 million for the nine months ended June 30, 2017 and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash used by financing activities was $0 for each of the nine months ended June 30, 2018 and 2017.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and nine months ended June 30, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2018

Backlog, beginning of period	$3,830	$3,039
Bookings, net	3,560	11,166
Recognized in revenue	(3,390)	(10,205)
Backlog, end of period	$4,000	$4,000

At June 30, 2018 and September 30, 2017, the Company’s backlog was $4.0 million and $3.0 million, respectively. The $1.0 million increase in backlog was the result of $11.2 million in net new business orders, offset by $10.2 million of sales recognized for the nine months ended June 30, 2018. At June 30, 2018, approximately 100% of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and nine months ended June 30, 2018 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $55,000 and $165,000 with a resulting impact on cash flows of approximately $55,000 and $165,000 for the three and nine months ended June 30, 2018, respectively.

Item 4. Controls and Procedures

(a)                                 We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 10, 2018	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER