Form 10-K
period 2018-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2018-12-21
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,”  “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2018 (the last business day of the registrant’s most recently completed second quarter) was approximately $44.7 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2018, there were 16,840,599 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed prior to January 28, 2019 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2018 Annual Report on Form 10-K

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

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

•                  market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, flat panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;

•                  continued market acceptance of the Company’s air data systems and products;

•                  the competitive environment and new product offerings from competitors;

•                  difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;

•                  the deferral or termination of programs or contracts for convenience by customers;

•                  the ability to service the international market;

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

•                  the ability to respond to technological change;

•                  failure to retain/recruit key personnel;

•                  a cyber security incident;

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

More recently, the Company has developed and received certification on its NextGen Flight Deck featuring its ThrustSense® Integrated PT6 Autothrottle (“ThrustSense® Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays, ISUs as well as an Integrated FMS and Electronic Flight Bag System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen enhanced avionics suite is available for integration into other business aircraft with Non-FADEC and FADEC engines.

We believe the ThrustSense® Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels reducing overall pilot workload. The system computes thrust, holds selected speed/torque, and implements appropriate speed and engine limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. The autothrottle system takes full advantage of the integrated cockpit utilizing Weight and Balance information for optimal control settings and enabling safety functions like a Turbulence control mode.

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

As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently, and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention, and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. The Company believes that flat panel displays provide a strong solution to these requirements.

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

•                  Introduction of Autothrottle to General Aviation Market. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as an unmet need in the marketplace and over the last two years has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense®, IS&S’s new turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and adds multiple safety features that we believe even exceeds those of much more expensive jet systems. The Company received the first supplemental type certificate (“STC”) ever granted by the Federal Aviation Administration (“FAA”) for a turboprop autothrottle in July 2017. IS&S plans to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.

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

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2018, 2017 and 2016, revenues related to FPDS accounted for 75%, 89% and 95%, respectively, of total sales.

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

Flight Management Systems

The IS&S NextGen Flight Management System is an easily installed navigation and performance computer that complements the IS&S Flat Panel Display System upgrade for commercial air transport aircraft. The FMS interfaces with the IS&S SBAS GPS Global Positioning System (“GPS”) to provide a GPS based navigation solution. The GPS receiver is located remotely depending on space availability. To minimize use of cockpit space and ease installation efforts, the FMS is housed in an ARINC 739B compliant Multifunction and Control Display Unit (“MCDU”).

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

Integrated Standby Unit

The Company’s ISU incorporates the measurement and display of attitude, altitude, airspeed, and navigation data into a single standby/backup navigation instrument for military, commercial air transport and corporate/general aviation applications. The ISU has an integral Inertial Measurement Unit that includes accelerometer, gyro, and magnetometer triads. The unit also includes an integral air data measurement module for measurement of static and total pressure for display of altitude, airspeed, and mach number.

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

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2018, 2017, and 2016, sales of air data systems and components accounted for 25%, 11% and 5%, respectively, of total sales.

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

Autothrottle — ThrustSense®

The IS&S Autothrottle (A/T), ThrustSense®, is a full regime A/T, from takeoff to landing phases of flight including go around. ThrustSense® combines full-authority digital engine (“FADEC”) functionality with low and high speed protection for the Pilatus PC-12’s and Beechcraft King Air. IS&S believes ThrustSense® improves safety and performance for Pratt and Whitney PT6-powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as Beechcraft King Air, ThrustSense® provides Vmc protection during engine out condition. The system is light weight, installs with minimal downtime and provides the user with high value for performance. IS&S believes ThrustSense® can attain fuel savings of 3% and when flying constant AoA the fuel savings can be 10%.

The IS&S ThrustSense® Autothrottle is designed to ensure stabilized approaches by controlling speeds in the descent. During high pilot workload, the autothrottle is designed to prevent the airplane from getting dangerously slow or fast and protects against overtorque and overtemp enhancing the safety and capability of your aircraft.

Control of the autothrottle is housed in an easy-to-install Flight Instrument Standby that provides standby functionality on a high resolution LCD display. The ThrustSense® Autothrottle is designed to prohibit structural modifications to the existing throttle quadrant. ThrustSense® has MEL Relief and On Condition Maintenance.

IS&S believes ThrustSense® can be adapted to virtually all PT6 powered aircrafts with the IS&S Flight Instrument Standby. The Standby executes software to control the autothrottle actuator. In addition the ISU calculates, processes and displays altitude, attitude, airspeed, slip/skid, and navigation display information, which IS&S believes is presented in a logical and concise single instrument display. It features a high resolution LCD display with full LED backlighting improving reliability and full sunlight readability to the pilot. IS&S believes the graphics are fully anti-aliased with accuracy and detail compared with our competitors.

IS&S believes the autothrottle retrofit and standby are easily installed, and typical installation can take less than a day with minimum modifications to the existing flight deck.

Other potential benefits of the ThrustSense® Autothrottle include:

•                  safety enhancements and pilot workload reduction;

•                  potential life-saving enhancements in multi-engine aircraft;

•                  FADEC-like engine protection;

•                  does not require replacement of the existing throttle quadrant (major cockpit modification) due to the patented compact and safe actuation mechanism; and

•                  broader applications for retrofit in FADEC or non-FADEC Turbofan and Turboprop aircraft.

Utilities Management System

IS&S provides the Utilities Management System (“UMS”) for the Pilatus PC-24 which has been certified and delivered. The IS&S UMS integrates utility wide range of aircraft functions, which are commonly supported by multiple individual controllers. The UMS-24 monitors aircraft sensors and control aircraft systems as required to achieve system functionality. This open architecture system allows Pilatus to design and/or refine control and monitoring algorithms, in-house.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior (“DOI”) and the Department of Homeland Security (“DHS”), American Airlines, Inc. (“AAI”), Boeing, Deutsche Post DHL Group (“DHL”), Eclipse, FedEx Corporation (“FedEx”), Icelandair, L-3 Communications, Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others. In fiscal year 2018, the largest customer, Pilatus, accounted for 20% of total revenue. In fiscal year 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total revenue, respectively. In fiscal year 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11% of total revenue, respectively.

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

Backlog

	September 30
$000’s	2018	2017
Backlog, beginning of period	$3,039	$4,569
Plus: bookings during period, net	14,410	15,715
Less: sales recognized during period	(13,850)	(17,245)
Backlog, end of period	$3,599	$3,039

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The year over year increase of $0.6 million was the result of booking of $14.4 million in new business, offset by $13.9 million in recognized revenue. FPDS backlog as of September 30, 2018 increased $1.0 million from September 30, 2017, and Air data product backlog as of September 30, 2018 decreased by $0.4 million from September 30, 2017. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, and the KC-46A, all of which the Company expects to enter into extended production phases. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2018, none of the Company’s backlog was expected to be filled beyond fiscal 2019.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At September 30, 2018, approximately 22% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

We are continuing to expand our maintenance, repair and overhaul (“MRO”) dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12’s, Beechcraft King Air models and other aircraft types. We have added major MRO’s like Lufthansa Technik AG and have established a dealer network for ThrustSense® and we are in the process of exploring adding more MRO dealerships in the United States and internationally.

Our marketing efforts have focused on applicable markets using email campaigns, advertisements, trade shows and direct mailers and social media. Our Autothrottle offering on the Pilatus PC-12 has been favorably featured in multiple articles in major publications over the past two years.

The Company believes its ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The Company’s customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility. The Company may lend spare units to customers when it is repairing or overhauling their equipment. IS&S provides customers with a standard two-year warranty on new products. The Company offers customers extended warranties of varying lengths beyond the two years for additional fees.

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal year 2018, 2017 and 2016 net sales outside the United States amounted to $4.7 million, $2.6 million and $8.2 million, respectively.

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

Manufacturing, Assembly and Materials Acquisition

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into finished systems. Typically, the Company purchases components for products from third-party suppliers, a number of which are sole source, and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company’s specifications. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

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

Quality Assurance

Product quality is of vital importance. The Company is ISO 9001 and AS9100D certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S’s certification to these standards allows the Company to represent to customers that it maintains high quality industry standards in the education of its employees, and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2018, the Company holds 41 U.S. patents and has 3 U.S. patent applications pending relating to its technology. In addition, IS&S holds 85 international patents and has 7 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2018, IS&S had 55 employees. The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future. None of the Company’s employees are currently represented by a labor union.

The Company reduced its overall headcount in fiscal 2018 compared to fiscal 2017 by approximately 40%. Most of this reduction occurred in the Company’s third quarter. The reductions affected most of the departments in the Company with the majority of the reductions coming from the operations department.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	76	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	61	President
Relland M. Winand	64	Chief Financial Officer

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

Other

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information about issuers that file electronically with the SEC.

IS&S also maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the “Investor Relations” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The information on the Company’s web site is not incorporated as part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Each reader should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Risks Related to IS&S Business

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If IS&S fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight management systems, autothrottle technology and other new products that meet customer requirements, its business, reputation and statements of income may be affected adversely.

Currently, IS&S spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, ThrustSense® Autothrottle and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon the continued success in product development and engineering activities, its sales and marketing efforts, and regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, ThrustSense® Autothrottle and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, ThrustSense® Autothrottle or other new products or product enhancements in a timely or cost-effective manner, or that any new products will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of income, including reductions in sales.

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

•                  changes in the use of the Company’s products, including air data systems, flat panel displays, flight management systems and autothrottle technology;

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2018 IS&S derived 48% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. If one or more of the Company’s top customers were to become bankrupt, insolvent or otherwise were unable to pay for the products and services provided by the Company, then the Company may incur significant write-offs of accounts receivable, incur other impairment charges or result in a significant loss of expected revenues, which may have a material adverse effect on the Company’s results of operations.

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

During fiscal 2018, approximately 3% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

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

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. IS&S cannot provide assurance that current and planned personnel levels, systems, procedures, and controls will be adequate to support the current and future customer base. In such a circumstance, the Company may not be able to exploit existing and potential market opportunities. Any delays or difficulties encountered could impair the Company’s ability to attract new customers or maintain its relationships with existing customers.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2018, none of the Company’s backlog was expected to be filled beyond fiscal 2019, which is below the Company’s historical expectations. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

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

IS&S plans to derive increasing revenues from sales outside the United States, particularly in Europe and Asia. Risks inherent in doing business internationally include:

•                  differing regulatory requirements;

•                  legal uncertainty regarding liability and the enforceability of agreements;

•                  tariffs, trade and investment barriers, and other regulatory barriers;

•                  political and economic instability, including changes in government budgets;

•                  changes in diplomatic and trade relationships;

•                  failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977;

•                  difficulty with staffing and managing widespread operations;

•                  the impact of recessions in economies outside the United States; and

•                  variances and unexpected changes in local laws and regulations.

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render its products less competitive in the international markets. In the future, IS&S may be required to conduct sales in the foreign country’s local currency, thus exposing the Company to fluctuations and volatility in exchange rates that could adversely affect its operating results. Further, as we pursue customers in Asia and other less developed markets throughout the world, our potential inability to ensure the creditworthiness of counterparties could impose additional risks and effect our overall profitability. Emerging market operations in particular can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition

If IS&S is unable to respond to rapid technological change, its products could become obsolete and its reputation could suffer.

Future generations of flat panel displays, air data systems, engine and fuel displays, flight management systems and autothrottle technology which embody new technologies or new industry standards could render the Company’s products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences, and evolving industry standards and government regulations. The Company’s future success will depend on its ability to:

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

As of September 30, 2018, IS&S held 41 U.S. patents and has 3 U.S. patent applications pending. In addition, the Company holds 85 international patents and has 7 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough and are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate the Company’s technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), signed into law on December 22, 2017, resulted in significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate (from 35% to 21%) and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could potentially impact the measurement of our tax balances as well as have a future negative impact on our business, as could any uncertainty in terms of the implementation and interpretation of the new changes. In addition, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations. Further, the nature and impact of any future changes to tax law, and the resulting impact on our business, financial condition and results of operations, are uncertain.

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” and negotiations remain ongoing to determine the future terms of the U.K.’s relationship with the E.U. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

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

The Company also occupies approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease expiring March, 2019. The Company’s current annual lease expense for this property is approximately $69,000.

The Company leases 2 separate hangars to house the Company’s airplanes in New Castle County, Delaware under month to month leases. The annual lease expense for both hangars is approximately $51,000.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Global Market tier of the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000.

On November 15, 2018, there were 10 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

The Company did not pay dividends in fiscal 2018 or fiscal 2017. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2013 through and including September 28, 2018, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/13	9/14	9/15	9/16	9/17	9/18
Innovative Solutions and Support, Inc.	100.00	65.52	34.05	40.08	45.73	31.91
NASDAQ Composite	100.00	121.64	127.37	148.79	183.54	230.21
Russell 2000	100.00	103.93	105.23	121.50	146.70	169.06
Dow Jones US Aerospace & Defense	100.00	119.02	122.76	143.36	206.44	255.41

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statements of operations data for the fiscal years ended September 30, 2018, 2017 and 2016 and the balance sheet data as at September 30, 2018 and 2017 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2015 and 2014 and the balance sheet data as at September 30, 2016, 2015 and 2014 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales	$13,850,372	$16,786,674	$27,969,703	$20,067,084	$44,095,023
Cost of sales	7,311,923	8,668,348	11,482,323	13,135,349	30,508,823
Gross profit	6,538,449	8,118,326	16,487,380	6,931,735	13,586,200
Research and development	3,575,801	4,456,657	4,873,328	2,705,208	2,618,054
Selling, general and administrative	6,674,187	3,739,234	9,170,865	7,847,270	11,111,014
Total operating expenses	10,249,988	8,195,891	14,044,193	10,552,478	13,729,068
Operating (loss) income	(3,711,539)	(77,565)	2,443,187	(3,620,743)	(142,868)
Interest income	53,561	35,888	33,504	24,804	21,756
Other income	67,724	4,858,224	78,440	33,283	37,758
(Loss) income before income taxes	(3,590,254)	4,816,547	2,555,131	(3,562,656)	(83,354)
Income tax expense (benefit)	63,651	247,920	568,330	2,303,478	(283,622)
Net (loss) income	$(3,653,905)	$4,568,627	$1,986,801	$(5,866,134)	$200,268

Net (loss) income per common share:
Basic	$(0.22)	$0.27	$0.12	$(0.35)	$0.01
Diluted	$(0.22)	$0.27	$0.12	$(0.35)	$0.01

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	16,805,991	16,742,461	16,927,055	16,924,189	16,927,879
Diluted	16,805,991	16,855,644	17,039,296	16,924,189	17,149,106

Amounts may not add due to rounding.

	As of September 30,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$20,390,713	$24,680,301	$18,767,661	$16,282,039	$15,214,584
Working capital	25,315,334	30,819,796	25,796,195	23,654,719	26,274,806
Total assets	37,633,678	41,037,764	36,488,969	36,106,569	44,029,511
Total shareholders’ equity	34,154,470	37,608,380	32,848,004	31,342,486	37,011,524

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

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
	2018	2017	2016
Net sales:
Product	97.1%	96.1%	96.5%
Engineering development contracts	2.9%	3.9%	3.5%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	51.4%	49.4%	39.8%
Engineering development contracts	1.4%	2.2%	1.3%
Total cost of sales	52.8%	51.6%	41.1%

Gross profit	47.2%	48.4%	58.9%

Operating expenses:
Research and development	25.8%	26.5%	17.4%
Selling, general and administrative	48.2%	22.3%	32.8%
Total operating expenses	74.0%	48.8%	50.2%

Operating (loss) income	(26.8)%	(0.4)%	8.7%

Interest income	0.4%	0.2%	0.1%
Other income	0.5%	28.9%	0.3%

(Loss) income before income taxes	(25.9)%	28.7%	9.1%

Income tax expense	0.5%	1.5%	2.0%

Net (loss) income	(26.4)%	27.2%	7.1%

Amounts may not add due to rounding.

Fiscal Year Ended September 30, 2018 Compared to Fiscal Year Ended September 30, 2017

Net sales. Net sales for fiscal 2018 decreased $2.9 million, or 17.5%, to $13.9 million from $16.8 million for fiscal 2017. For fiscal 2018, product sales decreased $2.7 million and EDC sales decreased $0.3 million, in each case, compared to fiscal 2017. This decrease primarily reflects decreased shipments of displays for retrofit programs to military transport customers reflecting reduced demand compared to fiscal 2017. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they have been completed and they have not been replaced by new EDC programs.

Cost of sales. Cost of sales was $7.3 million or 52.8% of net sales, for fiscal 2018 compared to $8.7 million, or 51.6% of net sales, in fiscal 2017. The decrease in cost of sales was primarily the result of decreased product sales volume. The Company’s overall gross margin in fiscal 2018 was 47.2% compared to 48.4% in fiscal 2017. The fiscal 2018 gross margin decrease reflects lower product gross margin primarily the result of reduced coverage of fixed costs due to reduced product sales volume. The overall gross margin decrease was also impacted by an increase in gross margin on EDC programs, from 43% in fiscal 2017 to 52% in fiscal 2018.

Research and development (“R&D”). R&D expense was $3.6 million for fiscal 2018 and $4.5 million for fiscal 2017. R&D expense decreased to 25.8% of net sales in fiscal 2018 compared to 26.5% of net sales in fiscal 2017. R&D expense in fiscal 2018 was $0.9 million less than fiscal 2017. The decrease in R&D expense resulted primarily from reduced personnel and consultant costs in fiscal 2018.

Selling, general, and administrative (“SG&A”). SG&A expense increased $2.9 million or 78.5% to $6.7 million or 48.2% of net sales, for fiscal 2018 from $3.7 million, or 22.3%, for fiscal 2017. The increase in SG&A expenses in fiscal 2018 was primarily the result of the February 23, 2017 settlement with Delta, which lowered SG&A expenses in fiscal 2017 due to the reversal of the $3.6 million reserve of the Delta unbilled receivable. The fiscal 2018 increase in SG&A expenses was partially offset by lower legal fees compared to fiscal 2017.

Interest income, net. Net interest income increased by $18,000 to $54,000 for fiscal 2018 from $36,000 for fiscal 2017. The increase in interest was mainly a result of higher interest rates in fiscal 2018 as compared to fiscal 2017.

Other income. Other income was $0.1 million in fiscal 2018 and $4.9 million in fiscal 2017, a decrease of $4.8 million. The Delta settlement payment to the Company of $7.75 million was partially reflected in the fiscal 2017 financial statements as payment of the $3.6 million unbilled receivable previously reserved in SG&A expenses and the remainder of the settlement payment, approximately $4.1 million was reflected in other income. In addition, in fiscal 2017 the Company sold its outstanding Pennsylvania R&D tax credits and realized a gain on the sale of $0.7 million which was also reflected in other income. Royalties earned in fiscal 2018 was approximately $68,000 as compared to $57,000 in fiscal 2017.

Income taxes. Income tax expense for the fiscal 2018 was $64,000 as compared to income tax expense of $248,000 for fiscal 2017. The effective tax rate for fiscal 2018 was (1.8%) and differs from the statutory rate mostly due to an increase in the valuation allowance of approximately $0.7 million. The majority of this change in valuation allowance was a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Tax Act permits an indefinite carryforward period for NOLs.

Net (loss) income. As a result of the factors described above, the Company’s net loss for fiscal 2018 was $3.7 million compared to net income of $4.6 million for fiscal 2017. On a fully diluted basis, net loss per share was $0.22 for fiscal 2018, compared to a net income of $0.27 per share for fiscal 2017.

Fiscal Year Ended September 30, 2017 Compared to Fiscal Year Ended September 30, 2016

Net sales. Net sales for fiscal 2017 decreased $11.2 million, or 40%, to $16.8 million from $28.0 million for fiscal 2016. For fiscal 2017, product sales decreased $10.9 million and EDC sales decreased $0.3 million, in each case, compared to fiscal 2016. This decrease primarily reflects decreased shipments of displays for retrofit programs to commercial transport customers and general aviation customers reflecting reduced demand compared to fiscal 2016. The decrease in EDC sales was primarily the result of less revenue being recognized from EDC projects awarded in prior years as they have been completed and they have not been replaced by new EDC programs.

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

Other income. Other income was $4.9 million in fiscal 2017 and $78,000 in fiscal 2016. The Delta settlement payment to the Company of $7.75 million was partially reflected in the financial statements as payment of the $3.6 million unbilled receivable previously reserved in selling, general, and administrative expenses and the remainder of the settlement payment, approximately $4.1 million was reflected in other income. In addition, the Company sold its outstanding Pennsylvania R&D tax credits in the quarter ended September 30, 2017 and realized a gain on the sale of $0.7 million which was also reflected in other income. Royalties earned in fiscal 2017 was approximately $57,000 as compared to $78,000 in fiscal 2016.

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

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$20,390,713	$24,680,301
Accounts receivable	$3,449,893	$2,748,597
Current assets	$28,664,948	$34,181,438
Current liabilities	$3,349,614	$3,361,642
Deferred revenue	$356,801	$280,354
Other non-current liabilities (1)	$129,594	$67,742
Quick ratio (2)	7.12	8.16
Current ratio (3)	8.56	10.17

	Twelve Months Ended September 30,
	2018	2017	2016
Cash flow activites:
Net cash (used in) provided by operating activites	$(1,740,976)	$6,065,678	$3,562,053
Net cash used in investing activites	(2,548,612)	(153,038)	(351,654)
Net cash (used in) provided by financing activites	—	—	(724,777)

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

Operating Activities

The Company used $1.7 million of cash in operating activities during fiscal 2018 as compared to cash generated of $6.1 million during fiscal 2017. The cash used in operating activities for the year ended September 30, 2018 was primarily comprised of net loss of $3.7 million, partially offset by depreciation of $0.4 million, and the decrease of unbilled receivables of $1.5 million, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms.

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

Investing Activities

Cash used in investing activities was $2.5 million for fiscal 2018 and consisted primarily of the purchase of our Hawker Beechcraft B200GT aircraft for $2.4 million. This aircraft will serve as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

Cash used in investing activities was $0.2 million for fiscal 2017, and consisted of spending for production equipment and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash used by financing activities was none for fiscal years 2018 and 2017.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures, excluding the purchase of the Hawker Beechcraft B200GT, will remain relatively constant with the levels experienced in fiscal 2018 and fiscal 2017. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2018 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating leases	$91,790	$61,973	$29,817	$—	$—
Purchase obligations (1)	730,275	730,276	—	—	—
	$822,065	$792,249	$29,817	$—	$—

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

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s fair value. The Company then considers the appropriate recognition method for each deliverable. The Company’s multiple element arrangements can include defined design and development activities, and/or functional upgrades, and product sales. The Company had no multiple element arrangements for all periods presented.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to DTAs and DTLs with a corresponding net adjustment to deferred income tax expense of $321,038 for the year ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. The $321,038 is a provisional amount. We have completed our accounting for the income tax effects of certain elements of the Tax Act.

Inventory valuation

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on a combination of historical usage and assumptions based on expected usage related to estimated future customer and market demands. The Company’s method of valuing inventory contains uncertainties because the calculation requires management to consider inventory aging, to make assumptions regarding expected usage, and to apply judgments on forecasted future demand, market conditions, and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

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

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2018. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2018, the estimated liability for medical claims incurred but not reported was approximately $60,200. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $102,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2018, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption. The Company is currently evaluating the impacts of adoption of this guidance.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as ASC 606), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We anticipate using the modified retrospective method of adoption when the Company adopts this standard in fiscal year 2019. While we are still the process of assessing the impact of this standard on the Company’s financial statements, we do not currently expect that the adoption of ASC 606 will have a material effect on the Company’s consolidated financial statements. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of the Company’s assessment in the first quarter of 2019. In order to complete this assessment, the Company is continuing to update and enhance its internal accounting systems and internal controls over financial reporting.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, foreign militaries, and various OEMs. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal year 2018, 2017, and 2016 net sales outside the United States amounted to $4.7 million, $2.6 million and $8.2 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2018 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $0.2 million. This would result in a net impact on cash of approximately $0.2 million for fiscal 2018.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions and Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions and Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014

Philadelphia, Pennsylvania

December 21, 2018

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$20,390,713	$24,680,301
Accounts receivable	3,449,893	2,748,597
Unbilled receivables	—	1,480,822
Inventories	4,280,108	4,179,654
Prepaid expenses and other current assets	544,234	1,092,064

Total current assets	28,664,948	34,181,438

Property and equipment, net	8,786,737	6,669,011
Other assets	181,993	187,315

Total assets	$37,633,678	$41,037,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,529,792	$1,321,251
Accrued expenses	1,463,021	1,760,037
Deferred revenue	356,801	280,354

Total current liabilities	3,349,614	3,361,642

Non-current deferred income taxes	129,594	67,742

Total liabilities	3,479,208	3,429,384

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2018 and 2017	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,937,050 and 18,879,580 issued at September 30, 2018 and 2017, respectively	18,937	18,880

Additional paid-in capital	51,783,779	51,583,841
Retained earnings	3,720,291	7,374,196
Treasury stock, at cost, 2,096,451 shares at September 30, 2018 and at September 30, 2017	(21,368,537)	(21,368,537)

Total shareholders’ equity	34,154,470	37,608,380

Total liabilities and shareholders’ equity	$37,633,678	$41,037,764

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2018	2017	2016
Net sales:
Product	$13,450,803	$16,133,371	$26,985,899
Engineering development contracts	399,569	653,303	983,804
Total net sales	13,850,372	16,786,674	27,969,703

Cost of sales:
Product	7,120,731	8,294,228	11,112,339
Engineering development contracts	191,192	374,121	369,984
Total cost of sales	7,311,923	8,668,348	11,482,323

Gross profit	6,538,449	8,118,326	16,487,380

Operating expenses:
Research and development	3,575,801	4,456,657	4,873,328
Selling, general and administrative	6,674,187	3,739,234	9,170,865
Total operating expenses	10,249,988	8,195,891	14,044,193

Operating (loss) income	(3,711,539)	(77,565)	2,443,187

Interest income	53,561	35,888	33,504
Other income	67,724	4,858,224	78,440
(Loss) income before income taxes	(3,590,254)	4,816,547	2,555,131

Income tax expense	63,651	247,920	568,330

Net (loss) income	$(3,653,905)	$4,568,627	$1,986,801

Net (loss) income per common share:
Basic	$(0.22)	$0.27	$0.12
Diluted	$(0.22)	$0.27	$0.12

Weighted average shares outstanding:
Basic	16,805,991	16,742,461	16,927,055
Diluted	16,805,991	16,855,644	17,039,296

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2015	$18,756	$51,148,722	$818,768	$(20,643,760)	$31,342,486

Share-based compensation	—	60,272	—	—	60,272
Issuance of stock to directors	57	183,165	—	—	183,222
Purchase of treasury stock	—	—	—	(724,777)	(724,777)
Net income	—	—	1,986,801	—	1,986,801

Balance, September 30, 2016	$18,813	$51,392,159	$2,805,569	$(21,368,537)	$32,848,004

Issuance of stock to directors	67	191,682	—	—	191,749
Net income	—	—	4,568,627	—	4,568,627

Balance, September 30, 2017	$18,880	$51,583,841	$7,374,196	$(21,368,537)	$37,608,380

Issuance of stock to directors	57	199,938	—	—	199,995
Net loss	—	—	(3,653,905)	—	(3,653,905)

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,653,905)	$4,568,627	$1,986,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,208	449,189	493,361
Share-based compensation expense
Stock options	—	—	68,172
Stock awards	199,995	191,749	183,222
Tax adjustment from share-based compensation	—	—	(7,899)
(Gain) loss on disposal of property and equipment	—	—	3,605
Excess and obsolete inventory cost	—	92,829	—
Deferred income taxes	61,852	41	494,016
(Increase) decrease in:
Accounts receivable	225,336	1,762,494	(2,116,941)
Unbilled receivables, net	554,190	116,850	2,322,537
Inventories	(100,454)	(626,655)	951,488
Prepaid expenses and other current assets	288,899	(91,280)	371,684
Other non-current assets	—	(32,967)	—
Increase (decrease) in:
Accounts payable	208,541	(182,520)	67,790
Accrued expenses	(297,016)	(129,871)	(678,623)
Income taxes	258,931	(153,577)	—
Deferred revenue	76,447	100,769	(577,160)
Net cash (used in) provided by operating activities	(1,740,976)	6,065,678	3,562,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,548,612)	(153,038)	(352,762)
Proceeds from the sale of property and equipment	—	—	1,108
Net cash (used in) investing activities	(2,548,612)	(153,038)	(351,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	—	(724,777)
Net cash (used in) financing activities	—	—	(724,777)

Net increase in cash and cash equivalents	(4,289,588)	5,912,640	2,485,622
Cash and cash equivalents, beginning of year	24,680,301	18,767,661	16,282,039

Cash and cash equivalents, end of year	$20,390,713	$24,680,301	$18,767,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$400,000	$175,000
Cash received from income tax refund	$265,588	$—	$364,836

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from unbilled to accounts receivable	$926,632	$—	$—

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

2.        Concentrations

Major Customers and Products

In fiscal 2018, 2017 and 2016, the Company derived 48%, 54% and 51%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and unbilled receivables related to those top five customers was $1.4 million, $1.3 million and $1.6 million as of September 30, 2018, 2017 and 2016, respectively.

The Company had one customer that accounted for 27% of the Company’s accounts receivable balance as of September 30, 2018. Due to contractual terms with this customer, the amount will not be paid within their normal 45 day payment terms.

In fiscal 2018, the largest customer, Pilatus accounted for 20% of total sales. In fiscal 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total sales, respectively. In fiscal 2016, the three largest customers, Sierra Nevada, Jet2.com and DHL accounted for 13%, 12% and 11% of total sales, respectively.

Flat panel sales were 75%, 89% and 95% of total sales in the years ended September 30, 2018, 2017 and 2016, respectively. Sales of air data systems and components were 25%, 11% and 5% of total sales for the years ended September 30, 2018, 2017 and 2016, respectively. Sales to government contractors and agencies accounted for approximately 32%, 53% and 32% of total sales during fiscal years 2018, 2017 and 2016, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2018 the Company had one supplier that accounted for 11% of the Company’s total inventory related purchases. During fiscal 2017 the Company had three suppliers that accounted for 33% of the Company’s total inventory related purchases.

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

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents at September 30, 2018 and 2017 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	September 30,	September 30,
	2018	2017
Raw materials	$2,892,366	$2,920,209
Work-in-process	817,051	794,756
Finished goods	570,691	464,689
	$4,280,108	$4,179,654

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplanes, which are depreciated using the straight-line method over their estimated useful lives of thirty-nine years and ten years, respectively. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. During fiscal 2018, the Company purchased an aircraft for approximately $2.4 million. This aircraft will serve as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2018, 2017 or 2016.

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

Multiple Element Arrangements

The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates sales to each deliverable (if more than one) based on that deliverable’s fair value. The Company then considers the appropriate recognition method for each deliverable. The Company’s multiple element arrangements can include defined design and development activities, and/or functional upgrades, and product sales. The Company had no multiple element arrangements for all periods presented.

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

Customer Service Revenue

The Company enters into sales arrangement with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the fiscal years ended 2018, 2017 and 2016 are as follows:

	For the Fiscal Year Ended September 30,
	2018	2017	2016

Customer Service Sales	$4,047,265	$3,232,712	$3,597,828
Customer Service Cost of Sales	1,724,167	1,520,146	1,271,022
Gross Profit	$2,323,098	$1,712,566	$2,326,806

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to DTAs and DTLs with a corresponding net adjustment to deferred income tax expense of $321,038 for the year ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. The $321,038 is a provisional amount. We have completed our accounting for the income tax effects of certain elements of the Tax Act.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal 2018, 2017 and 2016 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and 2017, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,725,474	$—	$—

Fair Value Measurement on September 30, 2017
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$23,897,092	$—	$—

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2018 and 2017. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2018 and 2017, the estimated liability for medical claims incurred but not reported was $60,200 and $53,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $102,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2018, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as ASC 606), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We anticipate using the modified retrospective method of adoption when the Company adopts this standard in fiscal year 2019. While we are still the process of assessing the impact of this standard on the Company’s financial statements, we do not currently expect that the adoption of ASC 606 will have a material effect on the Company’s consolidated financial statements. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of the Company’s assessment in the first quarter of 2019. In order to complete this assessment, the Company is continuing to update and enhance its internal accounting systems and internal controls over financial reporting.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

4. Net Income Per Share

	For the Fiscal Year Ended September 30,
	2018	2017	2016
Numerator:
Net income (loss)	$(3,653,905)	$4,568,627	$1,986,801
Denominator:
Basic weighted average shares	16,805,991	16,742,461	16,927,055
Dilutive effect of share-based awards	—	113,182	112,241
Diluted weighted average shares	16,805,991	16,855,644	17,039,296

Net income (loss) per common share:
Basic	$(0.22)	$0.27	$0.12
Diluted	$(0.22)	$0.27	$0.12

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2018, 2017 and 2016, there were 550,834, 586,834 and 589,168 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal year 2018, all options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal years 2017 and 2016, 336,961 and 339,581 shares, respectively were excluded from the calculation of earnings per share as their effect would be anti-dilutive.

Net income and EPS in the period ended September 30, 2017 were positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta Air Lines, Inc., (See Note 5. Unbilled Receivable in Notes to Consolidated Financial Statements).

5. Unbilled Receivables

Unbilled receivables principally represent sales recorded under the percentage-of-completion method of accounting that have not been billed to customers in accordance with applicable contract terms. Unbilled receivables were $0 and $1.5 million at September 30, 2018 and 2017, respectively. On February 23, 2017 the Company entered into a settlement agreement with Delta. Under the terms of the settlement, Delta paid the Company $7.75 million resulting in the reversal of the $3.6 million reserve and the collection of the unbilled receivable in the fiscal year ended September 30, 2017. The reversal of the reserve is reflected in the selling, general and administrative expenses in the Consolidated Statements of Operations in the fiscal year ended September 30, 2017. The remainder of the amount paid to the Company, approximately $4.1 million is reflected in other income in the fiscal year ended September 30, 2017.

The percentage-of-completion method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates increased operating income by $0 and $61,000 during the fiscal years ended September 30, 2018 and 2017, respectively, and reduced operating income by $58,000 during the fiscal year ended September 30, 2016.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2018	2017

Prepaid insurance	$258,015	$402,300
Income tax refund receivable	1,578	260,509
Other	284,641	429,255
	$544,234	$1,092,064

7. Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2018	2017

Computer equipment	$2,268,969	$2,247,866
Corporate airplanes	5,601,039	3,194,571
Furniture and office equipment	1,033,779	1,051,637
Manufacturing facility	5,733,313	5,733,313
Equipment	5,580,083	5,507,774
Land	1,021,245	1,021,245
	21,238,428	18,756,406
Less accumulated depreciation and amortization	(12,451,691)	(12,087,395)
	$8,786,737	$6,669,011

Depreciation related to property and equipment was approximately $0.4 million, $0.4 million and $0.5 million in fiscal years 2018, 2017 and 2016, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

8. Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2018	2017
Intangible assets, net of accumulated amortization of $531,637 at September 30, 2018 and September 30, 2017	$68,600	$68,600

Other non-current assets	113,393	118,715
	$181,993	$187,315

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2018, 2017 or 2016.

Total intangible amortization expense was approximately $0, $2,600 and $12,000 in fiscal years 2018, 2017 and 2016, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2018 and September 30, 2017 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of September 30, 2018 includes $38,000 of prepaid software licenses that will be earned upon the shipment of a certain product to a customer.

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2018	2017

Warranty	$854,952	$1,013,461
Salary, benefits and payroll taxes	143,183	258,688
Professional fees	203,823	219,331
Other	261,063	268,557
	$1,463,021	$1,760,037

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

Warranty cost and accrual information for fiscal years ended September 30, 2018 and 2017:

	2018	2017
Warranty accrual as of October 1,	$1,013,461	$1,009,368
Accrued expense for fiscal year	(5,926)	219,390
Warranty cost incurred for fiscal year	(152,583)	(215,297)
Warranty accrual as of September 30,	$854,952	$1,013,461

11. Income Taxes

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2018	2017	2016

Current provision (benefit):
Federal	$(3,440)	$244,794	$77,244
State	5,239	3,082	(2,930)

Total current provision (benefit)	1,799	247,876	74,314

Deferred provision (benefit):
Federal	61,799	—	493,989
State	53	44	27

Total deferred provision (benefit)	61,852	44	494,016

Total current and deferred provision (benefit)	$63,651	$247,920	$568,330

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2018	2017	2016

U.S. Federal statutory tax rate	24.3%	34.0%	34.0%
Rate change due to tax reform	(9.0)%
State income taxes, net of federal benefit	1.9%	(0.4)%	0.2%
Permanent items	(0.1)%	0.2%	(0.2)%
Research and development tax credits	1.3%	8.1%	(12.6)%
Valuation allowance	(20.3)%	(35.9)%	(2.9)%
Change in unrecognized tax benefits	0.9%	(0.9)%	(0.1)%
123R cancellations and forfeitures	(0.8)%	0.1%	3.8%

Effective income tax rate	(1.8)%	5.2%	22.3%

The Company’s U.S. Federal statutory tax rate was impacted by the Tax Act.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was enacted, which retroactively and permanently extended the U.S. R&D Tax Credit. As a result, the Company’s effective income tax rate in fiscal year 2016 reflects an R&D Tax Credit for twelve months from the fiscal year ended September 30, 2015.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2018	2017	2016
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$730,015	$1,275,427	$2,539,117
Research and development credit	1,318,977	$1,236,365	$1,742,627
NOL carryforwards -fed/state	2,982,246	$1,208,592	$1,206,476
Depreciation	(863,796)	$(690,774)	$(725,018)
Stock options	345,608	$609,016	$603,881
	4,513,050	3,638,626	5,367,083

Less: Valuation allowance	(4,296,553)	(3,568,459)	(5,297,757)

Total deferred tax assets	216,497	70,167	69,326

Deferred tax liabilities:
Depreciation	(346,091)	(137,909)	(137,027)

Total deferred tax liabilities	(346,091)	(137,909)	(137,027)

Net deferred tax asset (liability)	$(129,594)	$(67,742)	$(67,701)

At September 30, 2018 and 2017, the Company had state NOL carryforwards of $23.8 million and $21.2 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $1,319,000 and $1,236,000 in fiscal 2018 and 2017, respectively, which begin to expire in varying amounts after fiscal year ending September 30, 2033. In fiscal 2017, all state R&D tax credits were sold and the resultant gain of $669,000 was recognized in other income on the Consolidated Statements of Operations.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowances recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The change in the valuation allowance for the period ended September 30, 2018 and September 30, 2017 was approximately $0.7 million and $1.7 million, respectively.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2018	2017	2016
Balance at beginning of year	$570,000	$615,000	$615,000
Unrecognized tax benefits related to prior years	52,000	—	(2,000)
Unrecognized tax benefits related to current year	11,000	18,000	26,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(93,000)	(63,000)	(24,000)

Balance at end of year	$540,000	$570,000	$615,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $540,000, $570,000 and $615,000 at September 30, 2018, 2017 and 2016, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2018 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2018 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2018, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal year ended September 30, 2018, 2017 and 2016, the Company recognized (benefit) expense of $0, $0 and $(3,000), respectively, for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2015 and thereafter are open years subject to examination by the Internal Revenue Service (“IRS”). The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. During fiscal year 2012, the IRS examined the Company’s income tax return for the year ended September 30, 2010, and no adjustments resulted from this examination. There are no state income tax examinations in process at this time.

12. Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $105,000, $120,000 and $127,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

13. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $200,000, $203,000 and $251,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $0, $0 and ($8,000) for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

Following is a summary of option activity under the 1998 Plan for fiscal years ended September 30, 2018, 2017 and 2016 and changes during the periods then ended:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2015	53,000	$8.83	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(23,000)	12.17	—

Outstanding at September 30, 2016	30,000	$6.27	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2017	30,000	$6.27	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(30,000)	6.27	—

Outstanding at September 30, 2018	—	$—	$—
Vested	—	$—	$—
Options exercisable at September 30, 2018	—	$—	$—

In fiscal 2018 and 2017 and 2016, no options were granted under the 1998 Plan. Therefore, there is no weighted-average grant date fair value and no intrinsic value attributable to individual options granted. No options were exercised during fiscal years 2018, 2017 and 2016.

The following table summarizes information about stock options under the 1998 Plan at September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2018	Weighted- Average Exercise Price

$ 5.01 - $ 10.00	—	—	—	—	—
	—	—	$—	—	$—

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience. Expected volatility is based on historical volatility of the Company’s stock price. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options includes an estimate for forfeitures, and is recognized ratably over the vesting term. Because no options were granted from the 1998 Plan in fiscal 2018, 2017 and 2016, the data for expected dividend, expected volatility, weighted average risk-free interest rate and expected lives is not applicable.

Total compensation expense associated with stock option awards to employees under the 1998 Plan was $0 for fiscal years ended September 30, 2018, 2017 and 2016.

At September 30, 2018, there is no unrecognized compensation expense related to non-vested stock options under the 1998 Plan that is expected to be recognized during fiscal 2019.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for Awards under the 2009 Plan shall be 1,200,000, all of which may be issued pursuant to Awards of incentive stock options. In addition, the Plan provides that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based Award under Section 162(m) of the Code. At September 30, 2018 there were 208,128 shares of common stock available for awards under the plan.

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

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2018, 2017 and 2016, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2015	592,168	$3.35	$—
Granted	—	—	—
Exercised	67,115	2.81	25,504
Cancelled	(33,000)	3.78	—

Outstanding at September 30, 2016	626,283	$3.35	$—
Granted	—	2.81	25,504
Exercised	(67,115)	—	55,705
Cancelled	(2,334)	3.78	—

Outstanding at September 30, 2017	556,834	$3.32	177,043
Granted	—	—	—
Exercised	—	—	—
Cancelled	(6,000)	3.78	—

Outstanding at September 30, 2018	550,834	$3.32	$15,000
Vested and expected to vest	550,834	$3.32	$15,000
Options exercisable at September 30, 2018	550,834	$3.32	$15,000

The following table summarizes information about stock options under the 2009 Plan at September 30, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2018	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2018	Weighted- Average Exercise Price

$ 0.00 - $ 5.00	550,834	3.8	$3.32	550,834	$3.32

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

The Company did not grant any options in fiscal years 2018, 2017 and 2016, and therefore did not record any compensation expense related to the 2009 Plan during such periods.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $0, $0 and $68,000 for fiscal years ended September 30, 2018, 2017 and 2016, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was approximately $200,000, $203,000 and $178,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

At September 30, 2018, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that if a director resigns from the Board prior to January 1, 2017, such director shall only receive a pro rata portion of such award for time served. As of September 30, 2016, there were 67,115 unvested restricted stock units outstanding under the 2009 Plan, all of which were issued during the fiscal year ended September 30, 2016. There were no such awards outstanding as of September 30, 2018 and 2017, and no such activity under the 2009 Plan during the fiscal year ended September 30, 2018 and 2017.

14. Commitments and Contingencies

Operating Leases

Rent expense under operating leases totaled approximately $113,000, $94,000 and $83,000 for the years ended September 30, 2018, 2017 and 2016, respectively. Future minimum lease payments under non-cancelable operating leases are $62,000 for the year ended September 30, 2018.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are comprised primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $0.7 million, $0.9 million and $0.9 million as of September 30, 2018, 2017 and 2016, respectively.

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

15. Related Party Transactions

The Company incurred legal fees of $0 and $121,000 for the fiscal years ended September 30, 2018 and 2017, respectively with a law firm in which a lawyer of the firm is a shareholder of the Company.

16. Quarterly Financial Data (unaudited)

Summarized quarterly results of operations of the Company for the years ended September 30, 2018 and September 30, 2017 are presented below:

	Fiscal Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,087,984	$3,727,204	$3,389,663	$3,645,521
Cost of sales	1,593,268	2,082,347	1,806,980	1,829,328
Gross profit	1,494,716	1,644,857	1,582,683	1,816,193
Operating (loss) income	(1,051,560)	(1,143,511)	(1,072,228)	(444,240)
Net (loss) income	(881,619)	(1,316,871)	(1,041,037)	(414,378)

Net income (loss) per common share
Basic	$(0.05)	$(0.08)	$(0.06)	$(0.03)
Diluted	$(0.05)	$(0.08)	$(0.06)	$(0.03)

	Fiscal Year Ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,365,866	$4,653,902	$4,541,421	$4,225,484
Cost of sales	1,828,052	2,302,431	2,164,140	2,373,726
Gross profit	1,537,814	2,351,471	2,377,281	1,851,758
Operating (loss) income	(1,595,295)	2,985,918	(541,189)	(926,999)
Net (loss) income	(1,194,974)	5,930,425	19,220	(186,045)

Net income (loss) per common share
Basic	$(0.07)	$0.35	$—	$(0.01)
Diluted	$(0.07)	$0.35	$—	$(0.01)

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

Net income and EPS in the second quarter of fiscal 2017 were positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta Air Lines, Inc., (See Note 5. Unbilled Receivable in Notes to Consolidated Financial Statements).

17. Business Segments

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior (“DOI”), other government agencies, commercial air transport carriers, and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States. During fiscal 2018, 2017 and 2016, IS&S derived 75%, 89% and 95%, respectively, of its total product revenues from the sale of FPDS. During fiscal 2018, 2017 and 2016, the Company derived 25%, 11% and 5%, respectively, of total product revenues from the sale of air data systems related products. During fiscal 2018, 2017 and 2016, the Company derived 3%, 4% and 4%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2018, 2017 and 2016, net sales outside the United States amounted to $4.7 million, $2.6 million and $8.2 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal 2018, 2017 and 2016, the Company derived 75%, 89% and 95%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures

(a)         We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2018, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Item 9B. Other Information

None.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2018.

Number of Securities
remaining available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities reflected
Plan Category	and rights	and rights	in second column)
Equity compensation plans approved by security holders	550,834	$3.32	208,128

Equity compensation plans not approved by security holders	—	$—	—

The Company makes an annual grant of restricted stock awards under the 2009 Plan to its non-employee directors. Total share-based compensation expense for non-employee directors was $200,000, $203,000 and $178,000 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. In the fiscal years ended September 30, 2018, 2017 and 2016, awards to the Company’s non-employee directors under the Plan were 57,470, 67,115 and 56,376 shares or, in the case of fiscal 2016, RSUs exercisable for shares, respectively.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Amended and Restated Bylaws of IS&S. (7)

10.1	IS&S 1998 Stock Option Plan. (1) (4)
10.2	Amendment No. 1 to the IS&S 1998 Stock Option Plan. (1) (3)
10.3	IS&S 2003 Restricted Stock Plan (1) (6)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (5)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (8)

21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Scheme Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF.	XBRL Taxonomy Extension Label Linkbase Document
101.LAB.	XBRL Taxonomy Extension Presentation Linkbase Document
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

(4)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on March 1, 2005.

(5)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2009.

(6)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 26, 2004.

(7)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2018.

(8)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2012.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Geoffrey S. M. Hedrick
Geoffrey S. M. Hedrick
Chairman & Chief Executive Officer

Dated: December 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 21, 2018
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 21, 2018
Shahram Askarpour

/s/ Relland Winand	Chief Financial Officer (Principal Accounting Officer)	December 21, 2018
Relland Winand

/s/ Glen R. Bressner	Director	December 21, 2018
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 21, 2018
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 21, 2018
Robert E. Mittelstaedt, Jr.

/s/ Robert H. Rau	Director	December 21, 2018
Robert H. Rau

/s/ Roger A. Carolin	Director	December 21, 2018
Roger A. Carolin