Form 10-Q
period 2018-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2019-02-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 31, 2019, there were 16,907,484 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2018

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,341,618	$20,390,713
Accounts receivable	3,219,069	3,449,893
Inventories	4,295,988	4,280,108
Prepaid expenses and other current assets	630,331	544,234

Total current assets	28,487,006	28,664,948

Property and equipment, net	8,719,249	8,786,737
Other assets	173,178	181,993

Total assets	$37,379,433	$37,633,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,039,720	$1,529,792
Accrued expenses	1,749,688	1,463,021
Contract liability	166,517	356,801

Total current liabilities	2,955,925	3,349,614

Deferred income taxes	129,617	129,594

Total liabilities	3,085,542	3,479,208

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2018 and September 30, 2018	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,937,050 issued at December 31, 2018 and September 30, 2018	18,937	18,937

Additional paid-in capital	51,783,779	51,783,779
Retained earnings	3,859,712	3,720,291
Treasury stock, at cost, 2,096,451 shares at December 31, 2018 and September 30, 2018	(21,368,537)	(21,368,537)

Total shareholders’ equity	34,293,891	34,154,470

Total liabilities and shareholders’ equity	$37,379,433	$37,633,678

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2018	2017
Sales:
Product	$3,775,509	$3,087,984
Engineering development contracts	202,141	—
Total net sales	3,977,650	3,087,984

Cost of sales:
Product	1,723,281	1,593,268
Engineering development contracts	88,566	—
Total cost of sales	1,811,847	1,593,268

Gross profit	2,165,803	1,494,716

Operating expenses:
Research and development	596,372	923,721
Selling, general and administrative	1,473,416	1,622,555
Total operating expenses	2,069,788	2,546,276

Operating income (loss)	96,015	(1,051,560)

Interest income	21,552	9,624
Other income	21,854	21,431
Income (loss) before income taxes	139,421	(1,020,505)

Income tax expense (benefit)	—	(138,886)

Net income (loss)	$139,421	$(881,619)

Net income (loss) per common share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	16,840,599	16,783,129
Diluted	16,840,599	16,783,129

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	—	—	139,421	—	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31 ,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,421	$(881,619)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	116,078	103,368
Deferred income taxes	23	61,813
(Increase) decrease in:
Accounts receivable	230,824	1,267,975
Unbilled receivables, net	—	397,657
Inventories	(15,880)	(315,397)
Prepaid expenses and other current assets	(85,619)	191,171
Income taxes receivable	(478)	(201,155)
Increase (decrease) in:
Accounts payable, net	(490,072)	(394,485)
Accrued expenses	286,667	(21,009)
Contract liability	(190,284)	(142,889)
Net cash (used in) provided by operating activities	(9,320)	65,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,775)	(83,277)
Net cash used in investing activities	(39,775)	(83,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(49,095)	(17,847)
Cash and cash equivalents, beginning of year	20,390,713	24,680,301

Cash and cash equivalents, end of period	$20,341,618	$24,662,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2018 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2018 and September 30, 2018 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and September 30, 2018, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,742,373	$—	$—

Fair Value Measurement on September 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,725,474	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three months ended December 31, 2018 or 2017.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for December 31, 2018 reflect the application of ASC 606 guidance while the reported results for December 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

1)             Identify the contract with a customer

The Company’s contract with its customers typically is the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of purchase order issued in connection with a formal contract executed with a customer. For purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)             Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Most of our revenue is derived from purchases under which we provide a specific product or service and, as a result, there is only one performance obligation. In the event that a contract includes multiple promised goods or services, such as an EDC contract which includes both engineering services and a resulting product shipment, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. In these cases, the Company considers whether the customer could, on its own or together with other resources that are readily available from third parties, produce the physical product using only the output resulting from the Company’s completion of engineering services. If the customer cannot produce the physical product, then the promised goods or services are accounted for as a combined performance obligation.

3)             Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2018 included variable consideration.

4)             Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions as well as the cost of the goods or services and the Company’s normal margins for similar performance obligations.

5)             Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.Revenue from products transferred to customers at a point in time accounted for 95 percent of our revenue for the quarter ended

December 31, 2018, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third party avionics purchased from suppliers, direct labor, and overhead costs.

At December 31, 2018, we had approximately $4,298,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize 99 percent of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

Contract Estimates

Accounting for performance obligations in long-term contracts that are satisfied over time involves the use of various techniques to estimate progress towards satisfaction of the performance obligation. The Company typically measures progress based on costs incurred compared to estimated total contract costs. Contract cost estimates are based on various assumptions to project the outcome of future events that often span more than a single year. These assumptions include the amount of labor and labor costs, the quantity and cost of raw materials used in the completion of the performance obligation, and the complexity of the work to be performed.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month period ended December 31, 2018. Therefore, no adjustment on any contract was material to our unaudited Consolidated Financial Statements for the three-month periods ended December 31, 2018.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method, and the adoption resulted in no adjustment to the Company’s accumulated deficit as of the adoption date and there were no significant changes in the Company’s consolidated statements of operations for the three months ended December 31, 2018 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. Additionally, there was no change to the Company’s assets or liabilities as of December 31, 2018 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract liabilities primarily relate to consideration received in advance of performance under the contract. The Company does not have significant contract assets as of December 31, 2018. Below is a summary of our contract liabilities balance:

December 31,
2018

Balance as of beginning of fiscal year	$356,801
Balance as of end of period	166,517

The most significant changes in our contract liabilities balance during the three months ended December 31, 2018 were due to revenue recognized that was included in the contract liabilities balance at the beginning of the period, partially offset by amounts billed.

In the three months ended December 31, 2018, we recognized revenue of approximately $271,000 that was included in the opening contract liabilities balance.

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three months ended December 31, 2018 and 2017 respectively are as follows:

	For the Three Months Ended December 31,
	2018	2017

Customer Service Sales	$662,094	$1,038,847
Customer Service Cost of Sales	325,152	513,357
Gross Profit	$336,942	$525,490

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities with a corresponding net adjustment to deferred income tax expense of $321,038 for the year ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We have completed our accounting for the income tax effects of certain elements of the Tax Act.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At December 31, 2018, approximately 23% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three months ended December 31, 2018 and 2017, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Share-Based Compensation

The Company accounts for share-based compensation under FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which require the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Warranty

The Company offers warranties on some products of various lengths, however the standard warranty is twenty-four months. Our standard warranties typically only cover repairs of product defects and, although the Company offers extended warranties, there have been no sales of extended warranties. As a result, none of the Company’s warranties represent performance obligations under ASC 606. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2018 and September 30, 2018, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2018 and September 30, 2018, the estimated liability for medical claims incurred but not reported was approximately $62,000 and $60,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $122,000 and $102,000 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2018 and September 30, 2018, respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2018, three customers, Air Transport Services Group, Pilatus Aircraft Ltd (“Pilatus”), and DHL, accounted for 30%, 21% and 12% of net sales, respectively. For the three months ended December 31, 2017, one customer, S&K Aerospace LLC, accounted for 10% of net sales.

The Company had one customer that accounted for 29% and 27% of the Company’s accounts receivable balance as of December 31, 2018 and September 30, 2018, respectively. The Company anticipates payment according to contractual terms with this customer.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2018, the Company had one supplier that accounted for 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2017, the Company had one supplier that accounted for 14% of the Company’s total inventory related purchases.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted this guidance on October 1, 2018 using the modified retrospective method. See Note 1 to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted ASU 2018-07 effective October 1, 2018 and the implementation had no material impact on the consolidated financial statements.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2018	2018

Raw materials	$3,153,742	$2,892,366
Work-in-process	716,059	817,051
Finished goods	426,187	570,691
	$4,295,988	$4,280,108

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2018	2018

Prepaid insurance	$376,586	$258,015
Income tax refund receivable	2,056	1,578
Other	251,689	284,641
	$630,331	$544,234

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2018	2018

Land	$1,021,245	$2,268,969
Computer equipment	2,273,709	5,601,039
Corporate airplanes	5,601,039	1,033,779
Furniture and office equipment	1,033,779	5,733,313
Manufacturing facility	5,733,313	5,580,083
Equipment	5,615,118	1,021,245
	21,278,203	21,238,428
Less: accumulated depreciation and amortization	(12,558,954)	(12,451,691)
	$8,719,249	$8,786,737

Depreciation and amortization related to property and equipment was approximately $107,000 and $103,000 for the three months ended December 31, 2018 and 2017, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2018	2018
Intangible assets, net of accumulated amortization of $538,837 and $531,637 at December 31, 2018 and September 30, 2018, respectively	$61,400	$68,600
Other non-current assets	111,778	113,393
	$173,178	$181,993

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three months ended December 31, 2018 and 2017.

Intangible asset amortization expense was approximately $7,000 and $0 for the three months ended December 31, 2018 and 2017, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of December 31, 2018 and September 30, 2018 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of December 31, 2018 and September 30, 2018 includes $36,000 and $38,000, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $2K and $0 for the three months ended December 31, 2018 and 2017, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2018	2018

Warranty	$837,317	$854,952
Salary, benefits and payroll taxes	314,563	143,183
Professional fees	271,204	203,823
Other	326,604	261,063
	$1,749,688	$1,463,021

Warranty cost and accrual information for the three months ended December 31, 2018 is highlighted below:

Three Months Ending
December 31, 2018

Warranty accrual, beginning of period	$854,952
Accrued expense	2,600
Warranty cost	(20,235)
Warranty accrual, end of period	$837,317

3. Income Taxes

During the three month period ended December 31, 2018, income taxes were impacted relative to the prior year period by the Tax Cuts and Jobs Act (“the Tax Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

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

The income tax expense for the three months ended December 31, 2018 was $0 as compared to an income tax benefit of $139,000 for the three months ended December 31, 2017.

The effective tax rate for the three months ended December 31, 2018 was 0% and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $162,000. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The effective tax rate benefit for the three months ended December 31, 2017 was 13.6% and differs from the statutory tax rate mostly due to a change in the valuation allowance in the current period.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2018, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

There was no total share-based compensation expense for each of the three months ended December 31, 2018 and 2017. There was no income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements for each of the three months ended December 31, 2018 and 2017.

The Company currently maintains two share-based compensation plans, the 2003 Restricted Stock Plan (the “Restricted Plan”) and the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), each of which the shareholders approved.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options or nonqualified stock options. In addition, the 2009 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee as a performance-based award under Section 162(m) of the Code. As of September 30, 2018, there were 208,128 shares of common stock available for Awards under the 2009 Plan.

If any Award is forfeited, or if any option terminates, expires, or lapses without being exercised, the related shares of common stock subject to such Award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an Award (including, in any case, shares withheld from any such Award) will not be available for future grant under the 2009 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future Awards, the number and type of shares of common stock covered by Awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any Award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding Award, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to qualify for an exemption from the deductibility limitation under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any Awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles, provided that no adjustment may be made that would adversely affect the status of any Award that is intended to qualify for an exemption from the deductibility limitation under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense related to Options issued to employees under the 2009 Plan was $0 for each of the three months ended December 31, 2018 and 2017. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $0 for each of the three month periods ended December 31, 2018 and 2017. Total compensation expense associated with the 2009 Plan was approximately $0 for each of the three month periods ended December 31, 2018 and 2017.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of December 31, 2018, there were no unvested restricted stock units outstanding under the 2009 Plan.

5. Earnings Per Share

	Three Months Ended December31,
	2018	2017
Numerator:
Net income (loss)	$139,421	$(881,619)
Denominator:
Basic weighted average shares	16,840,599	16,783,129
Dilutive effect of share-based awards	—	—
Diluted weighted average shares	16,840,599	16,783,129

Earnings per common share:
Basic EPS	$0.01	$(0.05)
Diluted EPS	$0.01	$(0.05)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2018 and 2017, there were 550,834 and 586,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2018 and 2017, respectively, 550,834 and 586,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K and the following factors:

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2018 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2018. See also Note 1 to the unaudited condensed consolidated financial statements for the three months period ending December 31, 2018 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2018 AND 2017

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2018	2017
Net sales:
Product	94.9%	100.0%
Engineering development contracts	5.1%	0.0%
Total net sales	100.0%	100.0%

Cost of sales:
Product	43.3%	51.6%
Engineering development contracts	2.2%	0.0%
Total cost of sales	45.6%	51.6%

Gross profit	54.4%	48.4%

Operating expenses:
Research and development	15.0%	29.9%
Selling, general and administrative	37.0%	52.5%
Total operating expenses	52.0%	82.5%

Operating income (loss)	2.4%	(34.1)%

Interest income	0.5%	0.3%
Other income	0.5%	0.7%
Income (loss) before income taxes	3.5%	(33.0)%

Income tax expense (benefit)	0.0%	(4.5)%

Net income (loss)	3.5%	(28.5)%

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net sales. Net sales were $3,978,000 for the three months ended December 31, 2018 compared to $3,088,000 for the three months ended December 31, 2017, an increase of 28.8%. Product sales increased $688,000 in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, and EDC sales increased $202,000 from the same period in the prior year. Product sales for the three months ended December 31, 2018 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial air transport carriers. The increase in EDC sales in the current year period was primarily the result of a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $219,000, or 13.7%, to $1,812,000, or 45.6% of net sales, in the three months ended December 31, 2018, compared to $1,593,000 or 51.6% of net sales, in the three months ended December 31, 2017. The increase in cost of sales was primarily the result of an increase in product sales volume offset by reduced payroll and related benefits for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The Company’s overall gross margin was 54.4% and 48.4% for the quarters ended December 31, 2018 and 2017, respectively. This increase in overall gross margin was primarily the result of reduced payroll and related benefits.

Research and development. R&D expense decreased $327,000, or 35.4%, to $596,000, or 15.0% of net sales, in the three months ended December 31, 2018 from $924,000, or 29.9% of net sales, in the three months ended December 31, 2017. The decrease in R&D expense in the quarter was primarily the result of reduced payroll and related benefits.

Selling, general, and administrative. Selling, general and administrative expense decreased by $149,000 to $1,473,000 in the three months ended December 31, 2018 from $1,623,000 in the three months ended December 31, 2017. The decrease in selling, general, and administrative expense in the three month period was primarily the result of reduced payroll and related benefits. As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% of net sales in the three months ended December 31, 2018 from 52.5% of net sales in the three months ended December 31, 2017.

Interest income. Interest income increased to $22,000 in the three months ended December 31, 2018 from $10,000 in the three months ended December 31, 2017, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased marginally by $1,000, to $22,000 in the three months ended December 31, 2018 compared to the same period in the prior year.

Income tax expense. There was no income tax expense for the three months ended December 31, 2018 compared to a tax benefit of $139,000 for the three months ended December 31, 2017. There was no effective tax rate for the three months ended December 31, 2018, which differs from the statutory tax rate primarily due to a decrease in the valuation allowance of $162,000. The movement in the valuation allowance is mostly due to net operating loss usage.

The effective tax rate for the three months ended December 31, 2017 was 13.6%, which differs from the statutory rate primarily due to the change in the valuation allowance in that period.

Net income. The Company reported net income for the three months ended December 31, 2018 of $139,000 compared to net loss of $882,000 for the three months ended December 31, 2017. On a diluted basis, the income per share was $0.01 for the three months ended December 31, 2018 compared to a loss per share of $0.05 for the three months ended December 31, 2017.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2018	2018
Cash and cash equivalents	$20,341,618	$20,390,713
Accounts receivable	3,219,069	3,449,893
Current assets	28,487,006	28,664,948
Current liabilities	2,955,925	3,349,614
Deferred revenue	166,517	356,801
Total debt and other non-current liabilities (1)	129,617	129,594
Quick ratio (2)	7.97	7.12
Current ratio (3)	9.64	8.56

	Three Months Ended December 31,
	2018	2017
Cash flow activites:
Net cash (used in) provided by operating activites	$(9,320)	$65,430
Net cash used in investing activites	(39,775)	(83,277)

(1)         Excludes contract liabilities

(2)         The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)         Current assets divided by current liabilities

The Company’s principal source of liquidity has been from cash flows generated from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, and payroll, which are all collectively leveraged to execute the Company’s growth strategies and to return value to its shareholders.

Operating activities

Cash used in operating activities for the three months ended December 31, 2018 resulted primarily from a decreases in accounts payable of $490,000 and contract liability of $190,000, offset by an increase in accrued expenses of $287,000, funding from net income of $139,000 and a decrease in accounts receivable of $231,000.

Cash provided by operating activities for the three months ended December 31, 2017 resulted primarily from the net effect of decreases of accounts receivable of $1,268,000 and unbilled receivables of $398,000, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms. These increases were mainly offset by funding a loss of $882,000, an increase of inventory of $315,000 and a decrease of accounts payable of $394,000.

Investing activities

Cash used in investing activities was approximately $40,000 and $84,000 for each of the three months ended December 31, 2018 and 2017, respectively and consisted primarily of the purchase of computer equipment.

Financing activities

There was no net cash used by financing activities for each of the three months ended December 31, 2018 and 2017.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three months ended December 31, 2018 (in thousands):

Three Months Ended
December 31, 2018

Backlog, beginning of period	$3,599
Bookings, net	4,677
Recognized in revenue	(3,978)
Backlog, end of period	$4,298

At December 31, 2018 and September 30, 2018, the Company’s backlog was $4,298,000 and $3,599,000, respectively. The $699,000 increase in backlog was the result of $4,677,000 in net new business orders, offset by $3,978,000 of sales recognized for the three months ended December 31, 2018. At December 31, 2018, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

IS&S has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three months ended December 31, 2018 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $51,000 with a resulting impact on cash flows of approximately $51,000 for the three months ended December 31, 2018.

Item 4. Controls and Procedures

(a)           We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           The Company adopted ASC 606 on October 1, 2018. The adoption of this guidance required new accounting processes, policies and procedures. The Company also implemented new internal controls for revenue recognition, including the adjustments to retained earnings required under the modified retrospective method of adoption and the related disclosures required under the new guidance. Other than the controls implemented in connection with the Company’s adoption of ASC 606, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

Item 1A. Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2018.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 14, 2019	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER