Form 10-Q
period 2019-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2019-05-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from                       to                            ]

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of Principal Executive Offices)	(Zip Code)

(610) 646-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISSC	NASDAQ Global Market

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

As of April 30, 2019, there were 16,909,036 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,241,196	$20,390,713
Accounts receivable	2,620,448	3,449,893
Inventories	4,570,812	4,280,108
Prepaid expenses and other current assets	561,791	544,234

Total current assets	28,994,247	28,664,948

Property and equipment, net	8,640,532	8,786,737
Other assets	165,547	181,993

Total assets	$37,800,326	$37,633,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$985,935	$1,529,792
Accrued expenses	1,459,089	1,463,021
Contract liability	525,899	356,801

Total current liabilities	2,970,923	3,349,614

Deferred income taxes	129,627	129,594

Total liabilities	3,100,550	3,479,208

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2019 and September 30, 2018	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,005,487 and 18,937,050 issued at March 31, 2019 and September 30, 2018	19,006	18,937

Additional paid-in capital	51,987,096	51,783,779
Retained earnings	4,062,211	3,720,291
Treasury stock, at cost, 2,096,451 shares at March 31, 2019 and
September 30, 2018	(21,368,537)	(21,368,537)

Total shareholders’ equity	34,699,776	34,154,470

Total liabilities and shareholders’ equity	$37,800,326	$37,633,678

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales:
Product	$3,706,910	$3,685,702	$7,482,419	$6,773,686
Engineering development contracts	496,217	41,502	698,358	41,502
Total net sales	4,203,127	3,727,204	8,180,777	6,815,188

Cost of sales:
Product	1,567,861	2,072,124	3,291,142	3,665,393
Engineering development contracts	289,060	10,223	377,626	10,223
Total cost of sales	1,856,921	2,082,347	3,668,768	3,675,616

Gross profit	2,346,206	1,644,857	4,512,009	3,139,572

Operating expenses:
Research and development	648,482	1,031,622	1,244,854	1,955,343
Selling, general and administrative	1,524,657	1,756,746	2,998,073	3,379,301
Total operating expenses	2,173,139	2,788,368	4,242,927	5,334,644

Operating income (loss)	173,067	(1,143,511)	269,082	(2,195,072)

Interest income	26,480	11,681	48,032	21,305
Other income	10,746	15,664	32,600	37,096
Income (loss) before income taxes	210,293	(1,116,166)	349,714	(2,136,671)

Income tax expense	7,794	200,705	7,794	61,819

Net income (loss)	$202,499	$(1,316,871)	$341,920	$(2,198,490)

Net income (loss) per common share:
Basic	$0.01	$(0.08)	$0.02	$(0.13)
Diluted	$0.01	$(0.08)	$0.02	$(0.13)

Weighted average shares outstanding:
Basic	16,860,568	16,800,244	16,850,584	16,791,687
Diluted	16,875,720	16,800,244	16,858,160	16,791,687

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2019
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	—	—	139,421	—	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

Issuance of stock to directors	69	203,317	—	—	203,386
Net income	—	—	202,499	—	202,499

Balance, March 31, 2019	$19,006	$51,987,096	$4,062,211	$(21,368,537)	$34,699,776

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance, September 30, 2017	$18,880	$51,573,841	$7,374,196	$(21,368,537)	$37,598,380
Net income	—	—	(881,619)	—	(881,619)
Balance, December 31, 2017	$18,880	$51,573,841	$6,492,577	$(21,368,537)	$36,716,761
Issuance of stock to directors	57	199,938	—	—	199,995
Net income	—	—	(1,316,871)	—	(1,316,871)
Balance, March 31, 2018	$18,937	$51,773,779	$5,175,706	$(21,368,537)	$35,599,885

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31 ,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$341,920	$(2,198,490)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	234,846	210,549
Share-based compensation expense:
Stock awards	203,386	199,996
Deferred income taxes	33	61,832
(Increase) decrease in:
Accounts receivable	829,445	374,970
Unbilled receivables, net	—	554,193
Inventories	(290,704)	(260,889)
Prepaid expenses and other current assets	(19,134)	149,285
Income taxes receivable/payable	7,305	(8,469)
Increase (decrease) in:
Accounts payable, net	(543,857)	69,284
Accrued expenses	(9,660)	(205,178)
Contract liability	169,098	(60,109)
Net cash provided by (used in) operating activities	922,678	(1,113,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72,195)	(128,732)
Net cash used in investing activities	(72,195)	(128,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	850,483	(1,241,758)
Cash and cash equivalents, beginning of year	20,390,713	24,680,301

Cash and cash equivalents, end of period	$21,241,196	$23,438,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$8,469

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2018 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2019 and September 30, 2018 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and September 30, 2018, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$20,758,798	$—	$—

Fair Value Measurement on September 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,725,474	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the six months ended March 31, 2019 or 2018.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and six months ended March 31, 2019 reflect the application of ASC 606 guidance while the reported results for the three and six months ended March 31, 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

3)             Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2019 included variable consideration.

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

5)             Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 88 percent of our revenue for the quarter ended March 31, 2019, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third party avionics purchased from suppliers, direct labor, and overhead costs.

At March 31, 2019, we had approximately $5,353,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three and six month periods ended March 31, 2019. Therefore, no adjustment on any contract was material to our unaudited Consolidated Financial Statements for the three and six month periods ended March 31, 2019.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method, and the adoption resulted in no adjustment to the Company’s accumulated deficit as of the adoption date and there were no significant changes in the Company’s consolidated statements of operations for the three and six months ended March 31, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. Additionally, there was no change to the Company’s assets or liabilities as of March 31, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract liabilities primarily relate to consideration received in advance of performance under the contract. The Company does not have significant contract assets as of March 31, 2019 and September 30, 2018. Below is a summary of our contract liabilities balance:

March 31,
2019

Balance as of beginning of fiscal year	$356,801
Balance as of end of period	525,899

As of March 31, 2019 and September 30, 2018, the Company had contract liabilities of $525,899 and $356,801, respectively. The $169,098 increase in contract liabilities was primarily due to billings of approximately $1,045,692 that were paid in advance, offset by approximately $876,594 of revenue recognized in the six months ended March 31, 2019.

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three and six months ended March 31, 2019 and 2018 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018

Customer Service Sales	$813,955	$1,185,460	$1,476,048	$2,224,307
Customer Service Cost of Sales	303,813	488,221	628,965	1,001,578
Gross Profit	$510,142	$697,239	$847,083	$1,222,729

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

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities with a corresponding net adjustment to deferred income tax expense of $321,038 for the year ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We completed, in fiscal year ended September 30, 2018, our accounting for the income tax effects of certain elements of the Tax Act.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At March 31, 2019, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and six months ended March 31, 2019 and 2018, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2019 and September 30, 2018, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2019 and September 30, 2018, the estimated liability for medical claims incurred but not reported was approximately $59,000 and $60,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $109,000 and $102,000 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2019 and September 30, 2018, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2019, four customers, Pilatus Aircraft Ltd (“Pilatus”), Air Transport Services Group Inc. (“ATSG”), Cargojet Inc. (“Cargojet”), and Dayton T. Brown, Inc. (“DTB”), accounted for 32%, 15%, 12% and 12% of net sales, respectively. During the six months ended March 31, 2019, two customers, Pilatus, and ATSG accounted for 27% and 23%, respectively, of net sales.

For the three months ended March 31, 2018, one customer, Pilatus, accounted for 17% of net sales. During the six months ended March 31, 2018, one customer, Pilatus, accounted for 12% of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three and six month periods ended March 31, 2019, the Company had three and one supplier, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and six month periods ended March 31, 2018, the Company had two and one supplier, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2019	2018

Raw materials	$3,280,858	$2,892,366
Work-in-process	842,986	817,051
Finished goods	446,968	570,691
	$4,570,812	$4,280,108

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2019	2018

Prepaid insurance	$320,407	$258,015
Other	241,384	286,219
	$561,791	$544,234

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2019	2018

Land	$1,021,245	$1,021,245
Computer equipment	2,291,809	2,268,969
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,033,779	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,629,438	5,580,083
	21,310,623	21,238,428
Less: accumulated depreciation and amortization	(12,670,091)	(12,451,691)
	$8,640,532	$8,786,737

Depreciation and amortization related to property and equipment was approximately $111,000 and $106,000 for the three months ended March 31, 2019 and 2018, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $218,000 and $209,000 for the six months ended March 31, 2019 and 2018, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2019	2018
Intangible assets, net of accumulated amortization of $543,837 and $531,637 at March 31, 2019 and September 30, 2018, respectively	$56,400	$68,600
Other non-current assets	109,147	113,393
	$165,547	$181,993

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six months ended March 31, 2019 and 2018.

Intangible asset amortization expense was approximately $5,000 and $0 for the three months ended March 31, 2019 and 2018, respectively. Intangible asset amortization expense was approximately $12,000 and $0 for the six months ended March 31, 2019 and 2018, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of March 31, 2019 and September 30, 2018 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of March 31, 2019 and September 30, 2018 includes $34,000 and $38,000, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $2,000 for the three months ended March 31, 2019 and 2018. Other non-current assets amortization expense was approximately $4,000 and $2,000 for the six months ended March 31, 2019 and 2018, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2019	2018

Warranty	$745,896	$854,952
Salary, benefits and payroll taxes	179,417	143,183
Professional fees	122,137	203,823
Other	411,639	261,063
	$1,459,089	$1,463,021

Warranty cost and accrual information for the three and six months ended March 31, 2019 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2019	March 31, 2019

Warranty accrual, beginning of period	$837,317	$854,952
Accrued expense	(66,058)	(63,458)
Warranty cost	(25,363)	(45,598)
Warranty accrual, end of period	$745,896	$745,896

3. Income Taxes

During the three and six month periods ended March 31, 2019, income taxes were impacted relative to the prior year period by the Tax Cuts and Jobs Act (“the Tax Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

The Tax Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 30, 2018. The Tax Act also eliminates for NOLs the previous carryback period of two years and permits an indefinite carryforward period.

The income tax expense for the three months ended March 31, 2019 was $7,794 as compared to an income tax expense of $200,705 for the three months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2019 was 3.7% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2019, the valuation allowance decreased by approximately $84,000.

The effective tax rate for the three months ended March 31, 2018 was (18.0%) and differs from the statutory tax rate primarily due to an increase in the valuation allowance of approximately $2,300,000. This change is primarily a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The income tax expense for the six months ended March 31, 2019 was $7,794 as compared to an income tax expense of $61,819 for the six months ended March 31, 2018.

The effective tax rate for the six months ended March 31, 2019 was 2.2% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2019, the valuation allowance decreased by approximately $246,000.

The effective tax rate for the six months ended March 31, 2018 was (2.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2,300,000. This change is primarily a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

4. Shareholders’ Equity and Share-based Payments

At March 31, 2019, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

There was no total share-based compensation expense for each of the six months ended March 31, 2019 and 2018. There was no income tax effect recognized as a credit to additional paid-in capital related to share-based compensation arrangements for each of the six months ended March 31, 2019 and 2018.

The Company currently maintains a share-based compensation plan, the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which the shareholders approved.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2009 Plan is 1,200,000, all of which may be issued pursuant to Awards of incentive stock options or nonqualified stock options. In addition, the 2009 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee as a performance-based award under Section 162(m) of the Code. At March 31, 2019, there were 139,691 shares of common stock available for Awards under the 2009 Plan.

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

Total compensation expense related to Options issued to employees under the 2009 Plan was $0 for each of the three and six month periods ended March 31, 2019 and 2018. The expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors as compensation was approximately $203,000 and $200,000 for the three and six month periods ended March 31, 2019 and 2018, respectively. Total compensation expense associated with the 2009 Plan was approximately $203,000 and $200,000 for the three and six month periods ended March 31, 2019 and 2018, respectively.

Restricted Stock Units

During fiscal 2016, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2016. Under the terms of the awards, at the conclusion of the vesting period on January 2, 2017, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit. Directors that did not serve for the entirety of calendar year 2016 received a pro rata portion of such award for time served. As of March 31, 2019, there were no unvested restricted stock units outstanding under the 2009 Plan.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$202,499	$(1,316,871)	$341,920	$(2,198,490)
Denominator:
Basic weighted average shares	16,860,568	16,800,244	16,850,584	16,791,687
Dilutive effect of share-based awards	15,152	—	7,576	—
Diluted weighted average shares	16,875,720	16,800,244	16,858,160	16,791,687

Earnings per common share:
Basic EPS	$0.01	$(0.08)	$0.02	$(0.13)
Diluted EPS	$0.01	$(0.08)	$0.02	$(0.13)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2019 and 2018, there were 550,834 and 556,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2019 and 2018, respectively, 300,834 and 574,167 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2019 and 2018, respectively, 425,834 and 580,501 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

More recently, the Company has developed and received in April certification for its Thrustsense Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control. ThrustSense also ensures aircraft envelop protection and engine protection during all phases of flight reducing pilot work load and increasing safety.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2018 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2018. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months period ending March 31, 2019 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2019 AND 2018

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales:
Product	88.2%	98.9%	91.5%	99.4%
Engineering development contracts	11.8%	1.1%	8.5%	0.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	37.3%	55.6%	40.2%	53.8%
Engineering development contracts	6.9%	0.3%	4.6%	0.2%
Total cost of sales	44.2%	55.9%	44.8%	53.9%

Gross profit	55.8%	44.1%	55.2%	46.1%

Operating expenses:
Research and development	15.4%	27.7%	15.2%	28.7%
Selling, general and administrative	36.3%	47.1%	36.6%	49.6%
Total operating expenses	51.7%	74.8%	51.9%	78.3%

Operating income (loss)	4.1%	(30.7)%	3.3%	(32.2)%

Interest income	0.6%	0.3%	0.6%	0.3%
Other income	0.3%	0.4%	0.4%	0.5%
Income (loss) before income taxes	5.0%	(29.9)%	4.3%	(31.4)%

Income tax expense (benefit)	0.2%	5.4%	0.1%	0.9%

Net income (loss)	4.8%	(35.3)%	4.2%	(32.3)%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net sales. Net sales were $4,203,127 for the three months ended March 31, 2019 compared to $3,727,204 for the three months ended March 31, 2018, an increase of 12.8%. Product sales increased $21,208 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased shipments of displays for retrofit programs to general aviation customers. EDC sales increased $454,715 from the same period in the prior year and was primarily the result of a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales decreased $225,426, or 10.8%, to $1,856,921, or 44.2% of net sales, in the three months ended March 31, 2019, compared to $2,082,347 or 55.9% of net sales, in the three months ended March 31, 2018. The decrease in cost of sales was primarily the result of a decrease in direct material costs and reduced payroll and related benefits for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The Company’s overall gross margin was 55.8% and 44.1% for the three months ended March 31, 2019 and 2018, respectively.

Research and development. R&D expense decreased $383,140, or 37.1%, to $648,482, or 15.4% of net sales, in the three months ended March 31, 2019 from $1,031,622, or 27.7% of net sales, in the three months ended March 31, 2018. The decrease in R&D expense in the quarter compared to the quarter ended March 31, 2018 was primarily the result of reduced payroll and related benefits.

Selling, general, and administrative. Selling, general and administrative expense decreased by $232,089 to $1,524,657 in the three months ended March 31, 2019 compared to $1,756,746 in the three months ended March 31, 2018. The decrease in selling, general, and administrative expense in the three month period compared to the same period in 2018 was primarily the result of reduced payroll and related benefits. As a percentage of net sales, selling, general and administrative expenses decreased to 36.3% of net sales in the three months ended March 31, 2019 compared to 47.1% of net sales in the three months ended March 31, 2018.

Interest income. Interest income increased to $26,480 in the three months ended March 31, 2019 compared to $11,681 in the three months ended March 31, 2018, primarily a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is primarily composed of royalties earned and decreased marginally by $4,918, to $10,746 in the three months ended March 31, 2019 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended March 31, 2019 was $7,794 as compared to $200,705 for the three months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2019 was 3.7% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2019, the valuation allowance decreased by approximately $84,000.

The effective tax rate for the three months ended March 31, 2018 was (18.0%) and differs from the statutory tax rate primarily due to an increase in the valuation allowance of approximately $2,300,000. This change is primarily a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. As it pertains to net operating losses, the Tax Act permits an indefinite carryforward period.

Net income. The Company reported net income for the three months ended March 31, 2019 of $202,499 compared to a net loss of $1,316,871 for the three months ended March 31, 2018. On a diluted basis, the income per share was $0.01 for the three months ended March 31, 2019 compared to a loss per share of $0.08 for the three months ended March 31, 2018.

Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Net sales. Net sales were $8,180,777 for the six months ended March 31, 2019 compared to $6,815,188 for the six months ended March 31, 2018, an increase of 20.0%. Product sales increased $708,733 in the six months ended March 31, 2019 from the six months ended March 31, 2018, and EDC sales increased $656,826 from the same period in the prior year. Product sales for the six months ended March 31, 2019 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial air transport carriers and general aviation customers. The increase in EDC sales in the current year period compared to the same period in fiscal year 2018 was primarily the result of a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales decreased $6,848, or 0.2%, to $3,668,768, or 44.8% of net sales, in the six months ended March 31, 2019, compared to $3,675,616, or 53.9% of net sales, in the six months ended March 31, 2018. The decrease in cost of sales was primarily the result of a decrease in direct material costs and reduced payroll and related benefits for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The Company’s overall gross margin was 55.2% and 46.1% for the six months ended March 31, 2019 and 2018, respectively.

Research and development. R&D expense decreased $710,489, or 36.3%, to $1,244,854, or 15.2% of net sales, in the six months ended March 31, 2019 from $1,955,343, or 28.7% of net sales, in the six months ended March 31, 2018. The decrease in R&D expense in the six month period in 2019 compared to the same six month period in 2018 was primarily the result of reduced payroll and related benefits.

Selling, general, and administrative. Selling, general and administrative expense decreased by $381,228 to $2,998,073 in the six months ended March 31, 2019 from $3,379,301 in the six months ended March 31, 2018. The decrease in selling, general, and administrative expense in the six month period in 2019 compared to the same six month period in 2018 was primarily the result of reduced payroll and related benefits. As a percentage of net sales, selling, general and administrative expenses decreased to 36.6% of net sales in the six months ended March 31, 2019 from 49.6% of net sales in the six months ended March 31, 2018.

Interest income. Interest income increased $26,727 to $48,032 in the six months ended March 31, 2019 from $21,305 in the six months ended March 31, 2018, primarily a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is primarily composed of royalties earned and decreased marginally by $4,496, to $32,600 in the six months ended March 31, 2019 compared to the same period in the prior year.

Income tax expense. The income tax expense for the six months ended March 31, 2019 was $7,794 as compared to $61,819 for the six months ended March 31, 2018.

The effective tax rate for the six months ended March 31, 2019 was 2.2% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2019, the valuation allowance decreased by approximately $246,000.

The effective tax rate for the six months ended March 31, 2018 was (2.9%) and differs from the statutory tax rate primarily due to an increase in the valuation allowance of approximately $2,300,000. This change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. As it pertains to net operating losses, the Tax Act permits an indefinite carryforward period.

Net income. The Company reported net income for the six months ended March 31, 2019 of $341,920 compared to a net loss of $2,198,490 for the six months ended March 31, 2018. On a diluted basis, the income per share was $0.02 for the six months ended March 31, 2019 compared to a loss per share of $0.13 for the six months ended December 31, 2018.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2019	2018
Cash and cash equivalents	$21,241,196	$20,390,713
Accounts receivable	2,620,448	3,449,893
Current assets	28,994,247	28,664,948
Current liabilities	2,970,923	3,349,614
Deferred revenue	525,899	356,801
Total debt and other non-current liabilities (1)	129,627	129,594
Quick ratio (2)	8.03	7.12
Current ratio (3)	9.76	8.56

	Six Months Ended March 31,
	2019	2018
Cash flow activites:
Net cash provided by (used in) operating activites	$922,678	$(1,113,026)
Net cash used in investing activites	(72,195)	(128,732)

(1)         Excludes contract liabilities

(2)         The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)         Current assets divided by current liabilities

The Company’s principal source of liquidity for the six months ended March 31, 2019 has been from cash flows generated from current year operations and cash accumulated from prior years’ operations. Cash during any fiscal year is used principally to finance inventory, accounts receivable, and payroll, which are all collectively leveraged to execute the Company’s growth strategies and to return value to its shareholders.

Operating activities

Cash provided by operating activities for the six months ended March 31, 2019 resulted primarily from a decreases in accounts receivable of $829,000, and funding from net income of $342,000, offset by a decrease in accounts payable of $544,000.

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

Investing activities

Cash used in investing activities was approximately $72,000 and $129,000 for the six months ended March 31, 2019 and 2018, respectively, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

There was no net cash used by financing activities for each of the six months ended March 31, 2019 and 2018.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will continue in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or compete effectively.

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and six months ended March 31, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2019

Backlog, beginning of period	$4,298	$3,599
Bookings, net	5,258	9,935
Recognized in revenue	(4,203)	(8,181)
Backlog, end of period	$5,353	$5,353

At March 31, 2019 and September 30, 2018, the Company’s backlog was $5,353,000 and $3,599,000, respectively. The $1,754,000 increase in backlog was the result of $9,935,000 in net new business orders, offset by $8,181,000 of sales recognized for the six months ended March 31, 2019. At March 31, 2019, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and six months ended March 31, 2019 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $51,000 and $101,000 with a resulting impact on cash flows of approximately $51,000 and $101,000 for the three and six months ended March 31, 2019, respectively.

Item 4. Controls and Procedures

(a)                                 We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 10, 2019	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER