Form 10-Q
period 2019-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2019-08-09
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 16,909,036 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,563,411	$20,390,713
Accounts receivable	1,441,827	3,449,893
Contract asset	30,170	—
Inventories	4,445,184	4,280,108
Prepaid expenses and other current assets	576,842	544,234

Total current assets	29,057,434	28,664,948

Property and equipment, net	8,541,798	8,786,737
Other assets	160,157	181,993

Total assets	$37,759,389	$37,633,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$823,137	$1,529,792
Accrued expenses	1,412,579	1,463,021
Contract liability	183,011	356,801

Total current liabilities	2,418,727	3,349,614

Deferred income taxes	129,627	129,594

Total liabilities	2,548,354	3,479,208

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2019 and September 30, 2018	$—	$—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,005,487 and 18,937,050 issued at June 30, 2019 and September 30, 2018	19,006	18,937

Additional paid-in capital	51,987,096	51,783,779
Retained earnings	4,573,470	3,720,291
Treasury stock, at cost, 2,096,451 shares at June 30, 2019 and September 30, 2018	(21,368,537)	(21,368,537)

Total shareholders’ equity	35,211,035	34,154,470

Total liabilities and shareholders’ equity	$37,759,389	$37,633,678

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Sales:
Product	$4,458,446	$3,201,325	$11,940,865	$9,975,011
Engineering development contracts	131,378	188,338	829,736	229,840
Total net sales	4,589,824	3,389,663	12,770,601	10,204,851

Cost of sales:
Product	2,009,799	1,714,701	5,300,941	5,380,094
Engineering development contracts	54,818	92,279	432,444	102,502
Total cost of sales	2,064,617	1,806,980	5,733,385	5,482,596

Gross profit	2,525,207	1,582,683	7,037,216	4,722,255

Operating expenses:
Research and development	722,525	1,028,271	1,967,379	2,983,614
Selling, general and administrative	1,416,053	1,626,640	4,414,126	5,005,941
Total operating expenses	2,138,578	2,654,911	6,381,505	7,989,555

Operating income (loss)	386,629	(1,072,228)	655,711	(3,267,300)

Interest income	99,916	15,164	147,948	36,469
Other income	24,714	16,128	57,314	53,224
Income (loss) before income taxes	511,259	(1,040,936)	860,973	(3,177,607)

Income tax expense	—	101	7,794	61,920

Net income (loss)	$511,259	$(1,041,037)	$853,179	$(3,239,527)

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$0.05	$(0.19)
Diluted	$0.03	$(0.06)	$0.05	$(0.19)

Weighted average shares outstanding:
Basic	16,880,341	16,816,838	16,860,503	16,800,070
Diluted	16,978,643	16,816,838	16,898,321	16,800,070

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2019
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	—	—	139,421	—	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

Issuance of stock to directors	69	203,317	—	—	203,386
Net income	—	—	202,499	—	202,499

Balance, March 31, 2019	$19,006	$51,987,096	$4,062,211	$(21,368,537)	$34,699,776

Net income	—	—	511,259	—	511,259

Balance, June 30, 2019	$19,006	$51,987,096	$4,573,470	$(21,368,537)	$35,211,035

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2018
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2017	$18,880	$51,573,841	$7,374,196	$(21,368,537)	$37,598,380

Net loss	—	—	(881,619)	—	(881,619)

Balance, December 31, 2017	$18,880	$51,573,841	$6,492,577	$(21,368,537)	$36,716,761

Issuance of stock to directors	57	199,938	—	—	199,995
Net loss	—	—	(1,316,871)	—	(1,316,871)

Balance, March 31, 2018	$18,937	$51,773,779	$5,175,706	$(21,368,537)	$35,599,885

Net loss	—	—	(1,041,037)	—	(1,041,037)

Balance, June 30, 2018	$18,937	$51,773,779	$4,134,669	$(21,368,537)	$34,558,848

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$853,179	$(3,239,527)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	342,359	316,855
Share-based compensation expense:
Stock awards	203,386	199,996
Deferred income taxes	33	61,845
(Increase) decrease in:
Accounts receivable	2,008,066	967,768
Contract asset	(30,170)	440,943
Inventories	(165,076)	(505,998)
Prepaid expenses and other current assets	(34,185)	226,070
Income taxes receivable/payable	7,305	(8,381)
Increase (decrease) in:
Accounts payable, net	(706,655)	8,608
Accrued expenses	(56,169)	139,737
Contract liability	(173,790)	126,394
Net cash provided by (used in) operating activities	2,248,283	(1,265,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,585)	(2,535,199)
Net cash used in investing activities	(75,585)	(2,535,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	2,172,698	(3,800,889)
Cash and cash equivalents, beginning of year	20,390,713	24,680,301

Cash and cash equivalents, end of period	$22,563,411	$20,879,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$—	$8,469

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2018 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2019 and September 30, 2018 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and September 30, 2018, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,353,630	$—	$—

Fair Value Measurement on September 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,725,474	$—	$—

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the nine months ended June 30, 2019 or 2018.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended June 30, 2019 reflect the application of ASC 606 guidance while the reported results for the three and nine months ended June 30, 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principle. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

3)             Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2019 included variable consideration.

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

5)             Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 94 percent of our revenue for the nine month period ended June 30, 2019, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third party avionics purchased from suppliers, direct labor, and overhead costs.

At June 30, 2019, we had approximately $4,636,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three and nine month periods ended June 30, 2019. Therefore, no adjustment on any contract was material to our unaudited Consolidated Financial Statements for the three and nine month periods ended June 30, 2019.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method, and the adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date and there were no significant changes in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. Additionally, there was no change to the Company’s assets or liabilities as of June 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract Assets	Contract Liabilities
September 30, 2018	$—	$356,801
Contract asset additions	30,170	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(267,316)
Increases due to invoicing prior to satisfaction of performance obligations	—	93,526
June 30, 2019	$30,170	$183,011

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three and nine months ended June 30, 2019 and 2018 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018

Customer Service Sales	$1,059,528	$1,000,436	$2,535,576	$3,224,743
Customer Service Cost of Sales	353,348	463,513	982,313	1,465,091
Gross Profit	$706,180	$536,923	$1,553,263	$1,759,652

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

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities with a corresponding net adjustment to deferred income tax expense of $321,038 for the year ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We completed, in the fiscal year ended September 30, 2018, our accounting for the income tax effects of certain elements of the Tax Act.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At June 30, 2019, approximately 22% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and nine months ended June 30, 2019 and 2018, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Warranty

The Company offers warranties on some products of various lengths, however the standard warranty is twenty-four months. Our standard warranties typically only cover repairs of product defects and, although the Company offers extended warranties, there have been no sales of extended warranties to date. As a result, none of the Company’s warranties represent performance obligations under ASC 606. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2019 and September 30, 2018, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2019 and September 30, 2018, the estimated liability for medical claims incurred but not reported was approximately $61,000 and $60,000 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $78,000 and $102,000 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2019 and September 30, 2018, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2019, one customer, Pilatus Aircraft Ltd (“Pilatus”) accounted for 32% of net sales. During the nine months ended June 30, 2019, two customers, Pilatus, and Air Transport Services Group Inc. (“ATSG”) accounted for 29% and 15%, respectively, of net sales.

For the three months ended June 30, 2018, three customers, Pilatus, L3 Technologies (“L3”) and United States Department of Defense (“DoD”), accounted for 26%, 15% and 12% of net sales. During the nine months ended June 30, 2018, one customer, Pilatus, accounted for 17% of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three and nine month periods ended June 30, 2019, the Company had three suppliers and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employer Share-Based Payment Accounting, which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance became effective for us beginning on October 1, 2017. Adoption of this standard did not have a material effect upon the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as modified (ASU 2016-02), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company plans to adopt ASU No. 2016-02 effective October 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition. At adoption, we will recognize a right-to-use asset and corresponding lease liability on our consolidated balance sheets. The income statement recognition of lease expense appears similar to our current methodology. We are continuing to evaluate the magnitude and other potential impacts to our financial statements; however, we do not expect that the adoption of this standard will have a material impact on our financial statements because of the small number of lease agreements in effect.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 effective October 1, 2017 and the implementation had no material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as ASC 606), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2019	2018

Raw materials	$3,252,289	$2,892,366
Work-in-process	816,081	817,051
Finished goods	376,814	570,691
	$4,445,184	$4,280,108

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2019	2018

Prepaid insurance	$249,012	$258,015
Other	327,830	286,219
	$576,842	$544,234

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2019	2018

Land	$1,021,245	$1,021,245
Computer equipment	2,285,152	2,268,969
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,033,779	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,629,438	5,580,083
	21,303,966	21,238,428
Less: accumulated depreciation and amortization	(12,762,168)	(12,451,691)
	$8,541,798	$8,786,737

Depreciation and amortization related to property and equipment was approximately $103,000 and $105,000 for the three months ended June 30, 2019 and 2018, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $321,000 and $314,000 for the nine months ended June 30, 2019 and 2018, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2019	2018
Intangible assets, net of accumulated amortization of $546,237 and $531,637 at June 30, 2019 and September 30, 2018, respectively	$54,000	$68,600
Other non-current assets	106,157	113,393
	$160,157	$181,993

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine months ended June 30, 2019 and 2018.

Intangible asset amortization expense was approximately $3,000 and $0 for the three months ended June 30, 2019 and 2018, respectively. Intangible asset amortization expense was approximately $15,000 and $0 for the nine months ended June 30, 2019 and 2018, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of June 30, 2019 and September 30, 2018 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of June 30, 2019 and September 30, 2018 includes $31,000 and $38,000, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $3,000 and $2,000 for the three months ended June 30, 2019 and 2018. Other non-current assets amortization expense was approximately $7,000 and $3,000 for the nine months ended June 30, 2019 and 2018, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2019	2018

Warranty	$723,194	$854,952
Salary, benefits and payroll taxes	336,186	143,183
Professional fees	159,591	203,823
Other	193,608	261,063
	$1,412,579	$1,463,021

Warranty cost and accrual information for the three and nine months ended June 30, 2019 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2019	June 30, 2019

Warranty accrual, beginning of period	$745,896	$854,952
Release of accrual, net	(664)	(64,123)
Warranty cost	(22,038)	(67,635)
Warranty accrual, end of period	$723,194	$723,194

3. Income Taxes

During the three and nine month periods ended June 30, 2019, income taxes were impacted relative to the prior year period by the Tax Cuts and Jobs Act (“the Tax Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

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

The income tax expense for the three months ended June 30, 2019 was $0 as compared to an income tax expense of $101 for the three months ended June 30, 2018.

The effective tax rate for the three months ended June 30, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2019, the valuation allowance decreased by approximately $565,000.

The effective tax rate for the three months ended June 30, 2018 was approximately 0% and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.5 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

The income tax expense for the nine months ended June 30, 2019 was $7,794 as compared to an income tax expense of $61,920 for the nine months ended June 30, 2018.

The effective tax rate for the nine months ended June 30, 2019 was 0.9% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2019, the valuation allowance decreased by approximately $811,000.

The effective tax rate for the nine months ended June 30, 2018 was (1.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $4.8 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

4. Shareholders’ Equity and Share-based Payments

At June 30, 2019, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total compensation expense was $0 for the three month periods ended June 30, 2019 and 2018, respectively; and approximately $203,000 and $200,000 for the and nine month periods ended June 30, 2019 and 2018, respectively.

The Company currently maintains two share-based compensation plans, the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which the shareholders approved on March 12, 2009, and the 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”), which the shareholders approved on April 2, 2019. The 2009 Plan terminated on March 12, 2019 with respect to the grant of any new awards.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

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

If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2009 Plan, the aggregate number and kind of shares of common stock available under the 2009 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award, provided that no adjustment may be made that would adversely affect the status of any award that is intended to qualify for an exemption from the deductibility limitation under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles, provided that no adjustment may be made that would adversely affect the status of any award that is intended to qualify for an exemption from the deductibility limitation under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Total compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three and nine month periods ended June 30, 2019 and June 30, 2018, respectively. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was approximately $0 for the three month periods ended June 30, 2019 and June 30, 2018, respectively and approximately $203,000 and $200,000 for the nine month periods ended June 30, 2019 and June 30, 2018, respectively. Total compensation expense associated with the 2009 Plan was approximately $0 for the three month periods ended June 30, 2019 and June 30, 2018, respectively; and approximately $203,000 and $200,000 for the nine month periods ended June 30, 2019 and June 30, 2018, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e.,

April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of June 30, 2019, there were 889,691 shares of common stock available for awards under the 2019 Plan.

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2019 Plan, the aggregate number and kind of shares of common stock available under the 2019 Plan, any applicable individual limits on the number of shares of common stock available for an award under the 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles.

Total compensation expense related to options issued to employees under the 2019 Plan was $0 for each of the three and nine month periods ended June 30, 2019. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for each of the three and nine month periods ended June 30, 2019, respectively. Total compensation expense associated with the 2019 Plan was $0 for each of the three and nine month periods ended June 30, 2019, respectively.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$511,259	$(1,041,037)	$853,179	$(3,239,527)
Denominator:
Basic weighted average shares	16,880,341	16,816,838	16,860,503	16,800,070
Dilutive effect of share-based awards	98,302	—	37,818	—
Diluted weighted average shares	16,978,643	16,816,838	16,898,321	16,800,070

Earnings per common share:
Basic EPS	$0.03	$(0.06)	$0.05	$(0.19)
Diluted EPS	$0.03	$(0.06)	$0.05	$(0.19)

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

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2019 and 2018, there were 550,834 and 556,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2019 and 2018, respectively, 250,000 and 306,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2019 and 2018, respectively, 367,223 and 322,612 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. The strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, DoD/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight, and increased functionality. The Company believes the CIP product line is suited to address market demand that will be driven by regulatory mandates, new technologies, and the high cost of maintaining aging/obsolete equipment on airplanes that have been in service for up to fifty years. The Company has incorporated Electronic Flight Bag functionality, such as charting and mapping systems, into its FPDS product line.

The Company has developed an FMS that combines the savings long associated with in flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that the FMS coupled with its FPDS product line is well suited to address market demand driven by certain regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS and FPDS product line (equipped with a SBAS/WAAS/LPV enabled navigator) will be qualified to land at such airports and to comply with upcoming Federal Aviation Administration mandates for Required Navigation Performance, and Automatic Dependent Surveillance-Broadcast navigation, a fact which IS&S believes will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft. In addition, the Company offers a state of the art ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

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

More recently, the Company has developed, and in April 2019 received certification for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control. ThrustSense also ensures aircraft envelop protection and engine protection during all phases of flight reducing pilot work load and increasing safety.

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

Customers have been and may continue to be affected by the uncertain economic conditions that currently exist both in the United States and abroad. Such conditions may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of the Tax Act. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in an uncertain economic environment, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

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

During the nine month period ended June 30, 2018, the Company reduced its overall headcount by approximately 40%. The reductions affected most of the departments in the Company with the majority of the reductions coming from the operations department.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2018 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2018. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months period ending June 30, 2019 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2019 AND 2018

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Product	97.1%	94.4%	93.5%	97.7%
Engineering development contracts	2.9%	5.6%	6.5%	2.3%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	43.8%	50.6%	41.5%	52.7%
Engineering development contracts	1.2%	2.7%	3.4%	1.0%
Total cost of sales	45.0%	53.3%	44.9%	53.7%

Gross profit	55.0%	46.7%	55.1%	46.3%

Operating expenses:
Research and development	15.7%	30.3%	15.4%	29.2%
Selling, general and administrative	30.9%	48.0%	34.6%	49.1%
Total operating expenses	46.6%	78.3%	50.0%	78.3%

Operating income (loss)	8.4%	(31.6)%	5.1%	(32.0)%

Interest income	2.2%	0.4%	1.2%	0.4%
Other income	0.5%	0.5%	0.4%	0.5%
Income (loss) before income taxes	11.1%	(30.7)%	6.7%	(31.1)%

Income tax expense (benefit)	0.0%	0.0%	0.1%	0.6%

Net income (loss)	11.1%	(30.7)%	6.7%	(31.7)%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net sales. Net sales were $4,589,824 for the three months ended June 30, 2019 compared to $3,389,663 for the three months ended June 30, 2018, an increase of $1,200,161, or 35.4%. Product sales increased $1,257,121 in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased shipments of displays for retrofit programs to general aviation customers. EDC sales decreased $56,960 from the same period in the prior year the result of less revenue being recognized from EDC projects as these projects are nearing completion and they have not been replaced by new EDC projects.

Cost of sales. Cost of sales increased $257,637, or 14.3%, to $2,064,617, or 45.0% of net sales, in the three months ended June 30, 2019, compared to $1,806,980 or 53.3% of net sales, in the three months ended June 30, 2018. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The Company’s overall gross margin was 55.0% and 46.7% for the three months ended June 30, 2019 and 2018, respectively.

Research and development. R&D expense decreased $305,746, or 29.7%, to $722,525, or 15.7% of net sales, in the three months ended June 30, 2019 from $1,028,271, or 30.3% of net sales, in the three months ended June 30, 2018. The decrease in R&D expense in the quarter compared to the quarter ended June 30, 2018 was primarily the result of reduced payroll and related benefits.

Selling, general and administrative. Selling, general and administrative expense decreased by $210,587, or 12.9% to $1,416,053 in the three months ended June 30, 2019 compared to $1,626,640 in the three months ended June 30, 2018. The decrease in selling, general and administrative expense in the three month period compared to the same period in 2018 was primarily the result of reduced payroll and related benefits. As a percentage of net sales, selling, general and administrative expenses decreased to 30.9% of net sales in the three months ended June 30, 2019 compared to 48.0% of net sales in the three months ended June 30, 2018.

Interest income. Interest income increased to $99,916 in the three months ended June 30, 2019 compared to $15,164 in the three months ended June 30, 2018, primarily a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is primarily composed of royalties earned and increased by $8,586, to $24,714 in the three months ended June 30, 2019 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended June 30, 2019 was $0 as compared to an income tax expense of $101 for the three months ended June 30, 2018.

The effective tax rate for the three months ended June 30, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2019, the valuation allowance decreased by approximately $565,000.

The effective tax rate for the three months ended June 30, 2018 was approximately 0% and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $2.5 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

Net income. The Company reported net income for the three months ended June 30, 2019 of $511,259 compared to a net loss of $1,041,037 for the three months ended June 30, 2018. On a diluted basis, the income per share was $0.03 for the three months ended June 30, 2019 compared to a loss per share of $0.06 for the three months ended June 30, 2018.

Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Net sales. Net sales were $12,770,601 for the nine months ended June 30, 2019 compared to $10,204,851 for the nine months ended June 30, 2018, an increase of $2,565,750, or 25.1%. Product sales increased $1,965,854 in the nine months ended June 30, 2019 from the nine months ended June 30, 2018, and EDC sales increased $599,896 from the same period in the prior year. Product sales for the nine months ended June 30, 2019 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to general aviation customers and commercial air transport carriers. The increase in EDC sales in the current year period compared to the same period in fiscal year 2018 was primarily the result of a development contract for a new air data computer for the U.S. Navy F-5 aircraft.

Cost of sales. Cost of sales increased $250,789, or 4.6%, to $5,733,385, or 44.9% of net sales, in the nine months ended June 30, 2019, compared to $5,482,596, or 53.7% of net sales, in the nine months ended June 30, 2018. The increase in cost of sales was primarily the result of an increase in product sales volume for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The Company’s overall gross margin was 55.1% and 46.3% for the nine months ended June 30, 2019 and 2018, respectively.

Research and development. R&D expense decreased $1,016,235, or 34.1%, to $1,967,379, or 15.4% of net sales, in the nine months ended June 30, 2019 from $2,983,614, or 29.2% of net sales, in the nine months ended June 30, 2018. The decrease in R&D expense in the nine month period in 2019 compared to the same nine month period in 2018 was primarily the result of reduced payroll and related benefits.

Selling, general and administrative. Selling, general and administrative expense decreased by $591,815, or 11.8% to $4,414,126 in the nine months ended June 30, 2019 from $5,005,941 in the nine months ended June 30, 2018. The decrease in selling, general and administrative expense in the nine month period in 2019 compared to the same nine month period in 2018 was primarily the result of reduced payroll and related benefits. As a percentage of net sales, selling, general and administrative expenses decreased to 34.6% of net sales in the nine months ended June 30, 2019 from 49.1% of net sales in the nine months ended June 30, 2018.

Interest income. Interest income increased to $147,948 in the nine months ended June 30, 2019 from $36,469 in the nine months ended June 30, 2018, primarily a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is primarily composed of royalties earned and increased by $4,090, to $57,314 in the nine months ended June 30, 2019 compared to the same period in the prior year.

Income tax expense. The income tax expense for the nine months ended June 30, 2019 was $7,794 as compared to an income tax expense of $61,920 for the nine months ended June 30, 2018.

The effective tax rate for the nine months ended June 30, 2019 was 0.9% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2019, the valuation allowance decreased by approximately $811,000.

The effective tax rate for the nine months ended June 30, 2018 was (1.9%) and differs from the statutory tax rate mostly due to an increase in the valuation allowance of approximately $4.8 million. The majority of this change is a result of the tax benefit related to pre-tax losses not being currently realizable in future periods.

Net income. The Company reported net income for the nine months ended June 30, 2019 of $853,179 compared to a net loss of $3,239,527 for the nine months ended June 30, 2018. On a diluted basis, the income per share was $0.05 for the nine months ended June 30, 2019 compared to a loss per share of $0.19 for the nine months ended December 31, 2018.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2019	2018
Cash and cash equivalents	$22,563,411	$20,390,713
Accounts receivable	1,441,827	3,449,893
Current assets	29,057,434	28,664,948
Current liabilities	2,418,727	3,349,614
Deferred revenue	183,011	356,801
Total debt and other non-current liabilities (1)	129,627	129,594
Quick ratio (2)	9.92	7.12
Current ratio (3)	12.01	8.56

	Nine Months Ended June 30,
	2019	2018
Cash flow activites:
Net cash provided by (used in) operating activites	$2,248,283	$(1,265,690)
Net cash used in investing activites	(75,585)	(2,535,199)

(1)         Excludes contract liabilities

(2)         The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)         Current assets divided by current liabilities

The Company’s principal source of liquidity for the nine months ended June 30, 2019 has been from cash flows generated from current year operations and cash accumulated from prior years’ operations. Cash during any fiscal year is used principally to finance inventory, accounts receivable, and payroll, which are all collectively leveraged to execute the Company’s growth strategies and to return value to its shareholders.

Operating activities

Cash provided by operating activities for the nine months ended June 30, 2019 resulted primarily from a decreases in accounts receivable of $2,008,000, and funding from net income of $853,000, offset by a decrease in accounts payable of $707,000.

Cash used in operating activities for the nine months ended June 30, 2018 resulted primarily from the net effect of a net loss of $3,240,000 and an increase in inventory of $506,000, offset by decreases of accounts receivable of $968,000, prepaid expenses and other current assets of $226,000 and unbilled receivables of $441,000, which principally represent sales previously recorded under the percentage-of-completion method of accounting that have been billed to customers in accordance with applicable EDC terms.

Investing activities

Cash used in investing activities was approximately $76,000 for the nine months ended June 30, 2019, and consisted primarily of the purchase of production and laboratory test equipment.

Cash used in investing activities was $2,535,000 for the nine months ended June 30, 2018 and consisted primarily of the purchase of our Hawker Beechcraft B200GT aircraft for $2,400,000. This aircraft will serve as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

Financing activities

There was no net cash used by financing activities for each of the nine months ended June 30, 2019 and 2018.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and nine months ended June 30, 2019 (in thousands) was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2019

Backlog, beginning of period	$5,353	$3,599
Bookings, net	3,873	13,808
Recognized in revenue	(4,590)	(12,771)
Backlog, end of period	$4,636	$4,636

At June 30, 2019 and September 30, 2018, the Company’s backlog was $4,636,000 and $3,599,000, respectively. The $1,037,000 increase in backlog was the result of $13,808,000 in net new business orders, offset by $12,771,000 of sales recognized for the nine months ended June 30, 2019. At June 30, 2019, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three and nine months ended June 30, 2019 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $53,000 and $154,000 with a resulting impact on cash flows of approximately $53,000 and $154,000 for the three and nine months ended June 30, 2019, respectively.

Item 4. Controls and Procedures

(a)           We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6. Exhibits

(a)	Exhibits

	10.1	Innovative Solutions and Support, Inc. 2019 Stock-Based Incentive Compensation Plan, attached as Annex A to the Proxy Statement filed with the SEC on January 28, 2019

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

	32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

	101.INS	XBRL Instance Document (1)
	101.SCH	XBRL Taxonomy Extension Scheme Document (1)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)   Filed herewith

(2)   Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 9, 2019	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER