Form 10-K
period 2019-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2019-12-23
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2019 (the last business day of the registrant’s most recently completed second quarter) was approximately $38.7 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2019, there were 16,909,036 outstanding shares of the Registrant’s Common Stock

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed prior to January 28, 2020 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2019 Annual Report on Form 10-K

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K and the following factors:

•                  market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, flat panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;

•                  continued market acceptance of the Company’s air data systems and products;

•                  the competitive environment and new product offerings from competitors;

•                  difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;

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

•                  risks related to succession planning;

•                  a cyber security incident;

•                  risks related to our self-insurance program;

•                  potential future acquisitions;

•                  the costs of compliance with present and future laws and regulations;

•                  changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and

•                  other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC” or the “Commission”).

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

PART I

Item 1. Business.

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Autothrottle Systems, air data equipment, Integrated Standby Units (“ISU”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

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

The Company has developed an FMS that combines the savings long associated with in-flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that the FMS, alongside its FPDS and CIP product lines, is well suited to address market demand driven by certain regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS, FPDS and SBAS/WAAS/LPV enabled navigator, will be qualified to land at such airports and will comply with Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance, and Automatic Dependent Surveillance-Broadcast navigation. IS&S believes this will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft. In addition, the Company offers what we believe to be a state-of-the-art ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

The Company has developed and received certification from the FAA on its NextGen Flight Deck featuring its ThrustSense® Integrated PT6 Autothrottle (“ThrustSense® Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays and ISUs, as well as an Integrated FMS and EFB System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen enhanced avionics suite is available for integration into other business aircraft with Non-FADEC and FADEC engines.

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control. ThrustSense also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot work load and increasing safety.

More recently, on December 9, 2019 the Company received certification from the FAA for a safety mode feature during an engine-out condition for its King Air ThrustSense® Auto throttle.

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

The Company sells to both the OEM and the retrofit markets. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts. The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies).

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) enacted by the U.S. government on December 22, 2017. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

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

The Company classifies flight data into four general types: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes; aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes engine data, such as fuel and oil quantity, and other engine measurements. Navigation data includes radio position, flight management, GPS, and alternative source information (i.e. information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute, and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and transmitted by satellite or radio signals to the aircraft. Maintenance and aircraft health data measure multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. This information is displayed in the cockpit for reference, enhanced position awareness, and reduced support logistics on properly equipped aircraft.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog mechanical instruments. In the early 1980s, Cathode Ray Tubes (“CRT”) and digital displays using monochromatic Liquid Crystal Displays (“LCD”) began to replace some individual analog instruments. Presently, the industry offers high resolution color flat panels using Active Matrix Liquid Crystal Displays (“AMLCD”) to replace traditional analog instruments, CRT or LCD displays. IS&S expects that the ability to display more information in an efficient space and custom platform will become increasingly important if additional information, such as weather depiction maps, traffic information, surface terrain maps, datalink messaging, and surveillance displays, becomes mandated by regulation or demanded by pilots. Accordingly, the Company believes flat panel displays, which can integrate and display a “suite” of information, will replace individual instrument CRTs and LCDs on legacy aircraft.

In the past, equipment data, such as engine and fuel-related information, were displayed on conventional analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures, and temperature. These instruments are clustered throughout an aircraft’s cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements because the information that these instruments display is vital for safe and efficient flight. Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated Engine Instrument Display Systems or FPDS packages.

As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently, and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention, and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. The Company believes that flat panel displays provide a strong solution to the growing need for innovation and new methods in this area.

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

•                  Introduction of Autothrottle to General Aviation Market. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as an unmet need in the marketplace and has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense®, IS&S’s new turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and adds multiple safety features that we believe even exceeds those of much more expensive jet Autothrottle systems. The Company received the first supplemental type certificate (“STC”) ever granted by the FAA for a turboprop autothrottle in June 2017. IS&S intends to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.

•                  Focusing on retrofits. Cockpit avionics upgrades for existing aircraft are of great interest in the present environment. We believe the retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS, and ISU system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.

•                  Establishing leadership in the flat panel display market. IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instrument LCDs and CRTs. The Company believes that the COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and to increase market share. In addition, demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.

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

•                  Increasing sales to DoD, other government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and an OEM program with Pilatus Aircraft Limited (“Pilatus”).

•                  Expanding international presence. IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays. IS&S obtained approval from the European Union Aviation Safety Agency (“EASA”) for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types.

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2019, 2018 and 2017, revenues related to FPDS accounted for 90%, 75% and 89%, respectively, of total sales.

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

From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for the added development cost. This revenue is reported as Engineering Development Contracts (“EDC”) on the consolidated statements of operations. Engineering costs incurred in customizing the FPDSs are included in cost of sales.

Flight Management Systems

The IS&S NextGen Flight Management System is an easily installed navigation and performance computer that complements the IS&S Flat Panel Display System upgrade for commercial air transport aircraft. The FMS interfaces with the IS&S, SBAS, and GPS to provide a GPS-based navigation solution. The GPS receiver is located remotely depending on space availability. To minimize use of cockpit space and ease installation efforts, the FMS is housed in an ARINC 739B compliant Multifunction and Control Display Unit (“MCDU”).

Each FMS/MCDU has an LCD display, keyboard, mode and function keys, line select keys and annunciator lights, and supports ethernet data loading. The flight crew can manually or datalink waypoint flight plans, routes or user-defined waypoints on the IS&S FMS and modify and update these plans via the FMS/MCDU screen. Once the flight plan data is entered, the MCDU computes the most economical flight profiles and provides steering commands for use by the aircraft control system to fly the airplane along the desired route.

The FMS/MCDU package incorporates a robust navigation database capable of storing today’s global database with ample growth for the future. Flight crews can utilize the data in the navigation database to create, edit and modify flight plans for display on the FPDS. The navigation data includes airways, jet routes, Standard Instrument Departure, Standard Terminal Arrival Route, and company stored routes.

The FMS/MCDU is ARINC 739B compliant, which provides an interface option for other cockpit equipment such as SATCOM, ACARS, CMU, HUD, and a printer. The interface to the IS&S FPDS is provided via ethernet. The IS&S EFB is integrated with the FMS/MCDU and FPDS where the control selection of the EFB features and applications are handled via the FMS/MCDU. The display is a five-inch LCD with VGA resolution. The touchscreen display uses LED backlighting and is sunlight readable.

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

The display uses a familiar Primary Flight Display format to reduce pilot workload. Logistics and maintenance savings are realized due to increased reliability and a reduction in line-replaceable units. The unit is equipped with built-in test and display of navigational aid and maintenance data.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2019, 2018, and 2017, sales of air data systems and components accounted for 10%, 25% and 11%, respectively, of total sales.

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

•                  airspeed displays, which convey various airspeed measurements including vertical airspeed and rates of ascent and descent; and

•                  altitude alerters, which allow pilots to select a desired cruising altitude and which provide warnings to pilots when an unacceptable deviation occurs.

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

Integrated Global Navigation System

The Company’s Integrated Global Navigation System product is an alternative for adding GPS navigation capability to legacy aircraft through the OEM FMS without the high cost of upgrading the current FMS.

This product includes RNP and RNAV approaches via the certified IS&S Beta 3 GPS and leverages components of the Company’s FPDS to provide annunciation to the pilot during GPS procedures.

Autothrottle — ThrustSense®

The IS&S Autothrottle, ThrustSense®, is a full regime autothrottle, from takeoff to landing phases of flight including go around. ThrustSense® combines full-authority digital engine control (“FADEC”) functionality with low and high speed protection for the Pilatus PC-

12 and Beechcraft King Air series aircraft. IS&S believes ThrustSense® improves safety and performance for Pratt and Whitney PT6-powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as the Beechcraft King Air, ThrustSense® provides Vmca protection during engine out condition. The system is light weight, installs with minimal downtime and provides the user with high value for performance. IS&S believes ThrustSense® can attain fuel savings of 3% and when flying constant angle-of-attack the fuel savings can be 10%.

The IS&S ThrustSense® Autothrottle is designed to ensure stabilized approaches by controlling speeds in the descent. During high pilot workload, the autothrottle is designed to prevent the airplane from becoming dangerously slow or fast and protects against overtorque and overtemp, thereby enhancing the safety and capability of your aircraft.

Control of the autothrottle is housed in an easy-to-install ISU that provides standby functionality on a high resolution LCD display. The ThrustSense® Autothrottle is designed to avoid structural modifications to the existing throttle quadrant. ThrustSense® has MEL Relief and On Condition Maintenance.

IS&S believes ThrustSense® can be adapted to virtually all PT6 powered aircrafts with the IS&S ISU. The ISU executes software to control the autothrottle actuator. In addition, the ISU calculates, processes and displays altitude, attitude, airspeed, slip/skid, and navigation display information, which IS&S believes is presented in a logical and concise single instrument display. It features a high resolution LCD display with full LED backlighting, thereby improving reliability and full sunlight readability to the pilot, and fully anti-aliased graphics.

IS&S believes the autothrottle retrofit and standby are easily installed, and typical installation can take less than a day with minimum modifications to the existing flight deck.

Other potential benefits of the ThrustSense® Autothrottle include:

•                  safety enhancements and pilot workload reduction;

•                  life-saving enhancements in multi-engine aircraft;

•                  FADEC-like engine protection;

•                  does not require replacement of the existing throttle quadrant (major cockpit modification) due to the patented compact and safe actuation mechanism; and

•                  broader applications for retrofit in FADEC or non-FADEC Turbofan and Turboprop aircraft.

Utilities Management System

IS&S provides the Utilities Management System (“UMS”) for the Pilatus PC-24 which has been certified and delivered. The IS&S UMS integrates a wide range of aircraft functions, which are commonly supported by multiple individual controllers. The UMS-24 monitors aircraft sensors and aircraft control systems as required to achieve system functionality. This open architecture system allows Pilatus to design and/or refine control and monitoring algorithms, in-house.

IS&S believes there is interest in its UMS from other aircraft manufacturers as well. The UMS is an innovative design that controls 20 plus aircraft systems such as navigation, auto-flight, landing gear, surface positions, fire protection, ice/rain protection, electrical loads, lighting, environmental conditions, cabin pressurization, and oxygen systems based on OEM custom configuration.

The UMS is a Data Concentrator and Processing Unit (“DCPU”) that allows manufacturers to configure and program specific applications on a ARINC 653 operating system in an open architecture platform. The UMS acts as the aircraft central maintenance computer allowing for a maximum of six DCPUs to be included in the communication ring. The system provides a significant power and weight saving over the use of federated boxes and utilizes the latest IS&S technological advancements in avionics circuit design.

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior and the Department of Homeland Security), American Airlines, Inc. (“AAL”), Boeing, Deutsche Post DHL Group (“DHL”), FedEx Corporation (“FedEx”), Icelandair, L3Harris Technologies, Inc. (f/k/a L-3 Communications), Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2019, the two largest customers, Pilatus and Air Transport Services Group Inc. (“ATSG”) accounted for 25% and 14% of total revenue, respectively. In fiscal year 2018, the largest customer, Pilatus, accounted for 20% of total revenue. In fiscal year 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total revenue, respectively.

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

IS&S expects its main customers in the retrofit market will continue to be:

•                  the DoD and defense contractors,

•                  aircraft operators, and

•                  aircraft modification centers.

Department of Defense and Defense Contractors. The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L3 Harris Technologies, Inc. or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation” below. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is entitled typically to be compensated for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators. The Company sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, AAL, ABX Air, FedEx and Icelandair. IS&S sells these customers a range of products from FPDS to air data systems.

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. IS&S has established relationships with a number of aircraft modification centers throughout the United States, which act as distribution outlets for the Company’s products.

Original Equipment Manufacturers

IS&S has developed and manufactures the UMS for Pilatus’ PC-24 aircraft under a multi-year production contract as described above under “Products-Utilities Management System”. IS&S also markets its products to other OEMs including, among others, Boeing and Lockheed Martin.

Backlog

	September 30
$000’s	2019	2018
Backlog, beginning of period	$3,599	$3,039
Plus: bookings during period, net	19,870	14,410
Less: sales recognized during period	(17,573)	(13,850)
Backlog, end of period	$5,896	$3,599

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The year over year increase of $2.3 million was the result of booking of $19.9 million in net new business, offset by $17.6 million in recognized revenue. FPDS backlog as of September 30, 2019 increased $2.7 million from September 30, 2018, and air data product backlog as of September 30, 2019 decreased by $0.4 million from September 30, 2018. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, and the KC-46A. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2019, 9% of the Company’s backlog was expected to be filled beyond fiscal 2020.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At September 30, 2019, approximately 20% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. We currently have twelve representatives worldwide that are actively selling IS&S products.

We are continuing to expand our maintenance, repair and overhaul (“MRO”) dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12’s, Beechcraft King Air models and other aircraft types. We have added major MRO’s like Lufthansa Technik AG and have established a dealer network for ThrustSense®, and we are in the process of exploring adding more MRO dealerships in the United States and internationally.

Our marketing efforts have focused on applicable markets using email campaigns, advertisements, trade shows and direct mailers and social media. Our Autothrottle offering on the Pilatus PC-12 and King Air have been favorably featured in multiple articles in major publications over the past several years.

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

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal years 2019, 2018 and 2017 net sales outside the United States amounted to $7.5 million, $4.7 million and $2.6 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States. Both the IS&S manufacturing facility and the IS&S repair station are FAA-certified. The most significant product and installation regulations are Technical Standard Orders (“TSOs”) and STCs, which establish the minimum operational performance standards. For example, in April 2019, the FAA issued its TSO authorization and STC for the Company’s ThrustSense® Autothrottle for retrofit in the King Air, dual prop PT6 powered aircraft. In February 2019 the FAA issued its TSO authorization and STC for the Company’s B767 Integrated Standby Unit to be used on B767 aircraft in the United States.

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies. EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA. For example, in August 2015, the EASA issued an STC on the Company’s B757 ISU to be used on B757 aircraft in the European Union.

In addition to product-related regulations, IS&S is subject to U.S. government procurement regulations with respect to the sale of the Company’s products to government entities or government contractors. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is generally entitled to an equitable adjustment to the contract price so that the Company receives the purchase price for products or services already delivered and reimbursement for allowable costs incurred and for termination related costs.

The Company’s business is also impacted by various other laws and regulations, including, but not limited to, local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. The Company from time to time incurs costs in the ordinary course of business in connection with maintaining compliance with these evolving and at times overlapping regulatory regimes.

Manufacturing, Assembly and Materials Acquisition

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into finished systems. Typically, the Company purchases components for products, including any necessary raw materials, from third-party suppliers, a number of which are sole source, and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company’s specifications. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

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

Quality Assurance

Product quality is of vital importance. The Company is ISO 9001 and AS9100D certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S’s certification to these standards allows the Company to represent to customers that it maintains high-quality industry standards in the education of its employees, and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

Competition

The market for the Company’s products is highly competitive. Competitors vary in size and resources, and substantially all of the Company’s competitors are much larger than IS&S and have substantially greater resources. With respect to air data systems and related products, the Company’s principal competitors include Honeywell International Inc., Collins Aerospace, Thales Defense & Security, Inc. (f/k/a Thales Communications Inc.), and Garmin Ltd. With respect to flat panel displays, principal competitors currently include Honeywell International Inc., Collins Aerospace, L3Harris Technologies, Inc., Garmin Ltd. and GE Aviation Systems. However, as the flat panel display industry evolves and the demand for flat panel displays increases, IS&S may face future competition in this area from other suppliers. The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology, and reliability. IS&S believes that its significant and long-standing customer relationships reflect the Company’s ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2019, the Company holds 44 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, IS&S holds 81 international patents and has 19 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2019, IS&S had 71 employees. The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future. None of the Company’s employees are currently represented by a labor union.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	77	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	62	President
Relland M. Winand	65	Chief Financial Officer

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

Other

The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and information statements, and other information about issuers, including IS&S, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

IS&S also maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the “Investor Relations” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The information on the Company’s website is not incorporated as part of this Annual Report on Form 10-K.

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

Currently, IS&S spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, ThrustSense® Autothrottle and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon its continued success in product development and engineering activities, its sales and marketing efforts, and its ability to obtain necessary regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, ThrustSense® Autothrottle and future products. IS&S cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, ThrustSense® Autothrottle or other new products or product enhancements in a timely or cost-effective manner, or that any new products or product enhancements will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of income, including reductions in sales.

In seeking new customers, the Company may have difficulty in displacing the products of incumbent competitors. IS&S cannot be assured that potential customers will accept its products or that existing customers will not abandon them.

The Company’s revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter to quarter because of a number of factors, including, but not limited to:

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2019 IS&S derived 53% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. If one or more of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, then the Company may incur significant write-offs of accounts receivable, incur other impairment charges or result in a significant loss of expected revenues, which may have a material adverse effect on the Company’s results of operations.

Contracts can be terminated by many of the Company’s customers at any time and, therefore, may not result in sales.

IS&S’s contracts, including contracts with government agencies, includes various terms and conditions that impose certain requirements on IS&S, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of the products. Additionally, government agencies and general contractors typically retain the right to terminate the contract at any time at their convenience. Upon alteration or termination of these contracts, IS&S is entitled typically to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. However, because these contracts can be terminated for convenience, the Company cannot be assured that its backlog will result in sales.

The Company enters into fixed-price contracts or service arrangements to perform specified design and EDC services related to its products that could subject IS&S to losses in the event the Company incurs cost overruns on its projects.

During fiscal year 2019, approximately 8% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

A portion of IS&S sales come from government contracts, which could be adversely affected by continued high U.S. federal budget deficits. Government contracts are also subject to special risks as a result of the U.S. government’s audit practices.

A portion of IS&S sales has been, and is expected to continue to be, from defense contractors or government agencies in connection with government aircraft retrofit or OEM contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints which may become more severe as the federal budget deficit remains high.

In addition, the U.S. government regularly conducts investigations, inquiries and audits into its suppliers’ compliance with procurement regulations and performance under the relevant government contracts. If an investigation reveals or an audit finds that the Company violated applicable law or regulations, its government contracts could be terminated and it could be restricted from future procurement activities. Moreover, if an investigation, inquiry or audit finds that the Company acted improperly or was involved in illegal activities, the Company could be subject to civil penalties, criminal penalties, and administrative sanctions. As a result, the Company’s reputation could be harmed even if the allegations were later determined to be false.

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

IS&S depends on key personnel to manage its business effectively, and an inability to retain its key employees and plan for management succession could adversely impact the Company’s ability to compete.

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

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. IS&S cannot provide assurance that current and planned personnel levels, systems, procedures, and controls will be adequate to support its current and future customer base. In such a circumstance, the Company may not be able to fully capitalize on existing and potential market opportunities. Any delays or difficulties encountered could impair the Company’s ability to attract new customers or maintain its relationships with existing customers. In addition, effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management and other key personnel could hinder our strategic planning and execution.

IS&S relies on third-party suppliers for components of its products, including any necessary raw materials, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.

The Company’s manufacturing process consists primarily of assembling components purchased from its supply chain. The suppliers may not continue to be available to IS&S. If the Company is unable to maintain relationships with key third-party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign or FAA, EASA or other approvals, which could delay the Company’s ability to ship products, and any increase in component costs, including the costs of any necessary raw materials, in the Company’s supply chain could adversely affect the Company’s results of operations.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial condition, results of operations or cash flows, which may adversely affect investor confidence in the Company and, as a result, the value of the Company’s common stock.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) requires, among other things, that the Company maintain effective internal control over financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, the Company is required to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2019, 9% of the Company’s backlog was expected to be filled beyond fiscal 2020, which is below the Company’s historical expectations. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

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

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Competitors include Honeywell International Inc., Collins Aerospace, Thales Defense & Security, Inc., Garmin Ltd. and GE Aviation Systems. All these competitors have substantially greater financial, technical, and human resources than does IS&S. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than IS&S can. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

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

•                  failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977, as amended;

•                  difficulty with staffing and managing widespread operations;

•                  the impact of recessions in economies outside the United States; and

•                  variances and unexpected changes in local laws and regulations.

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render the Company’s products less competitive in the international markets. In the future, IS&S may be required to conduct sales in the foreign country’s local currency, thus exposing it to fluctuations and volatility in exchange rates that could adversely affect its operating results. Further, as we pursue customers in Asia and other less developed markets throughout the world, our potential inability to ensure the creditworthiness of counterparties could impose additional risks and affect our overall profitability. Emerging market operations in particular can present many risks, including cultural differences (such as employment and business practices), volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

•                  adapt the Company’s products to evolving industry standards and government regulations; and

•                  develop and introduce timely, high-quality, cost effective new products and product enhancements to address the increasingly sophisticated needs of its customers.

If IS&S fails to modify or improve its products in response to evolving industry standards and government regulations, its products could rapidly become obsolete.

The Company’s products are currently subject to direct regulation by the FAA and other equivalent organizations. The Company’s products, as they relate to aircraft applications, must be approved by the FAA, EASA, or other equivalent organizations before they can be installed in an aircraft. To be certified, IS&S must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company’s products are FAA approved, the Company may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the United States.

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

As of September 30, 2019, IS&S held 44 U.S. patents and has 5 U.S. patent applications pending. In addition, the Company holds 81 international patents and has 19 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough or are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate its technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

A cyber security incident or other technology disruption could have a negative impact on our business.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats of terrorism events, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with IT systems for certain customers and other third parties, for which we face similar security threats as for our own, in particular the DoD. In particular, cybersecurity threats—which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches—are persistent and evolve quickly. In general, such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks, if not effectively mitigated or controlled, could materially harm our business or reputation. While we believe that we have implemented appropriate measures and controls, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.

The security measures we have implemented may become subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems. These security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our IT systems. Moreover, if a security breach of our IT systems affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability.

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

The Company’s future results could be affected negatively by changes in the effective tax rate as a result of changes in the overall profitability and changes to statutory tax rates in the United States and in other jurisdictions, changes in tax legislation, and the results of audits and examinations of previously filed tax returns. In addition, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations. Further, the nature and impact of any future changes to tax law, and the resulting impact on our business, financial condition and results of operations, are uncertain.

The Company is subject to various laws and regulations. Changes to, or failure by the Company to comply with, these laws and regulations could have a significant impact on the Company’s business and operations.

The Company is subject to, and must comply with, various laws and regulations, including, but not limited to, the product-related and other regulations of the FAA and the EASA, U.S. government procurement regulations, the rules and regulations of the SEC, and local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. Failure to comply with all applicable laws could result in investigation and remediation costs to the Company and could adversely impact the operations and profits of the Company. In addition, the evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time. Any changes to existing laws or regulations, or the adoption of new laws or regulations, could increase our compliance costs and operating costs. In addition, failure to timely comply with regulatory changes could cause payments to be withheld and/or an impact on future business.

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business, financial condition, operating results and cash flows.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit,” and negotiations remain ongoing to determine the future terms of the U.K.’s relationship with the E.U. Most recently, in October 2019, the E.U. and the U.K. agreed to extend the deadline by which a withdrawal agreement must be reached to January 2020. The impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and on the ultimate manner and timing of the U.K.’s withdrawal from the E.U.

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

Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

The Company also occupies approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease expiring March, 2021. The Company’s current annual lease expense for this property is approximately $70,000.

The Company leases two separate hangars to house the Company’s airplanes in New Castle County, Delaware under month to month leases. The annual lease expense for both hangars is approximately $51,000.

Item 3. Legal Proceedings.

In the ordinary course of business, IS&S is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer purchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Global Market tier of the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000.

On November 15, 2019, there were 11 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

The Company did not pay dividends in fiscal 2019 or fiscal 2018. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2014 through and including September 27, 2019, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/14	9/15	9/16	9/17	9/18	9/19
Innovative Solutions and Support, Inc.	100.00	51.97	61.17	69.80	48.71	90.12
NASDAQ Composite	100.00	104.00	121.08	149.75	187.44	188.43
Russell 2000	100.00	101.25	116.91	141.15	162.66	148.20
Dow Jones US Aerospace & Defense	100.00	103.14	120.45	173.45	214.59	215.36

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2019, 2018 and 2017 and the balance sheet data as at September 30, 2019 and 2018 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2016 and 2015 and the balance sheet data as at September 30, 2017, 2016 and 2015 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales	$17,572,589	$13,850,372	$16,786,674	$27,969,703	$20,067,084
Cost of sales	7,676,119	7,311,923	8,668,348	11,482,323	13,135,349
Gross profit	9,896,470	6,538,449	8,118,326	16,487,380	6,931,735
Research and development	2,489,806	3,575,801	4,456,657	4,873,328	2,705,208
Selling, general and administrative	5,877,920	6,674,187	3,739,234	9,170,865	7,847,270
Total operating expenses	8,367,726	10,249,988	8,195,891	14,044,193	10,552,478
Operating income (loss)	1,528,744	(3,711,539)	(77,565)	2,443,187	(3,620,743)
Interest income	249,620	53,561	35,888	33,504	24,804
Other income	73,737	67,724	4,858,224	78,440	33,283
Income (loss) before income taxes	1,852,101	(3,590,254)	4,816,547	2,555,131	(3,562,656)
Income tax expense	1,805	63,651	247,920	568,330	2,303,478
Net Income (loss)	$1,850,296	$(3,653,905)	$4,568,627	$1,986,801	$(5,866,134)

Net income (loss) per common share:
Basic	$0.11	$(0.22)	$0.27	$0.12	$(0.35)
Diluted	$0.11	$(0.22)	$0.27	$0.12	$(0.35)

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	16,867,550	16,805,991	16,742,461	16,927,055	16,924,189
Diluted	16,942,447	16,805,991	16,855,644	17,039,296	16,924,189

Amounts may not add due to rounding.

	As of September 30,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$22,416,830	$20,390,713	$24,680,301	$18,767,661	$16,282,039
Working capital	27,739,070	25,315,334	30,819,796	25,796,195	23,654,719
Total assets	38,557,025	37,633,678	41,037,764	36,488,969	36,106,569
Total shareholders’ equity	36,208,152	34,154,470	37,608,380	32,848,004	31,342,486

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report.

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S”, “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services, air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), Autothrottle Systems, air data equipment, Integrated Standby Units (“ISU”) and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

The Company sells to both the OEM and the retrofit markets. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. Occasionally, IS&S sells its products directly to DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts. The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies).

Cost of sales related to product sales is comprised of material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales is comprised primarily of salaries and benefits, building occupancy costs, supplies, and outside service costs related to production, purchasing, material control, and quality control. Cost of sales includes warranty costs.

Cost of sales related to Engineering Development Contracts (“EDC”) sales is comprised of engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company funded research and development (“R&D”) expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting, bad debt expense and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs. The Company’s customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline, including as a result of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) enacted by the U.S. government on December 22, 2017. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. However, the Company believes that, in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
	2019	2018	2017
Net sales:
Product	92.0%	97.1%	96.1%
Engineering development contracts	8.0%	2.9%	3.9%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	40.1%	51.4%	49.4%
Engineering development contracts	3.6%	1.4%	2.2%
Total cost of sales	43.7%	52.8%	51.6%

Gross profit	56.3%	47.2%	48.4%

Operating expenses:
Research and development	14.2%	25.8%	26.5%
Selling, general and administrative	33.4%	48.2%	22.3%
Total operating expenses	47.6%	74.0%	48.8%

Operating income (loss)	8.7%	(26.8)%	(0.4)%

Interest income	1.4%	0.4%	0.2%
Other income	0.4%	0.5%	28.9%

Income (loss) before income taxes	10.5%	(25.9)%	28.7%

Income tax expense	0.0%	0.5%	1.5%

Net income (loss)	10.5%	(26.4)%	27.2%

Fiscal Year Ended September 30, 2019 Compared to Fiscal Year Ended September 30, 2018

Net sales. Net sales for fiscal 2019 increased $3.7 million, or 26.9%, to $17.6 million from $13.9 million for fiscal 2018. For fiscal 2019, product sales increased $2.7 million and EDC sales increased $1.0 million, in each case, compared to fiscal 2018. This increase primarily reflects increased shipments for an OEM program to a general aviation customer and displays for retrofit programs to commercial transport customers compared to fiscal 2018. The increase in EDC sales was primarily the result of a development contract for a new air data computer for the U.S. Navy F-5 aircraft.

Cost of sales. Cost of sales was $7.7 million or 43.7% of net sales, for fiscal 2019 compared to $7.3 million, or 52.8% of net sales, in fiscal 2018. The increase in cost of sales was primarily the result of an increase in product sales volume. The Company’s overall gross margin in fiscal 2019 was 56.3% compared to 47.2% in fiscal 2018. The fiscal 2019 gross margin increase reflects higher product gross margin primarily as a result of increased coverage of fixed costs due to increased product sales volume. The overall gross margin increase was also impacted by an increase in gross margin on EDC programs, from 52.2% in fiscal 2018 to 54.7% in fiscal 2019.

Research and development. R&D expense was $2.5 million for fiscal 2019 and $3.6 million for fiscal 2018. R&D expense decreased to 14.2% of net sales in fiscal 2019 compared to 25.8% of net sales in fiscal 2018. R&D expense in fiscal 2019 was $1.1 million less than fiscal 2018. This decrease in R&D expense resulted primarily from reduced personnel and consultant costs in fiscal 2019.In addition, in fiscal 2019, EDC programs required a shift of engineering resources from internal R&D.

Selling, general, and administrative (“SG&A”). SG&A expense decreased $0.8 million or 11.9% to $5.9 million or 33.4% of net sales, for fiscal 2019 from $6.7 million, or 48.2%, for fiscal 2018. The decrease in SG&A expense was primarily the result of reduced legal, personnel and consultant costs.

Interest income, net. Net interest income increased by $196,000 to $250,000 for fiscal 2019 from $54,000 for fiscal 2018. The increase in interest income was mainly a result of higher interest rates in fiscal 2019 compared to fiscal 2018.

Other income. Other income is primarily composed of royalties earned and increased by $6,000, to $74,000 in fiscal 2019 from $68,000 in fiscal 2018.

Income taxes. Income tax expense for the fiscal 2019 was $2,000 as compared to income tax expense of $64,000 for fiscal 2018. The effective tax rate for fiscal 2019 was 0.10% and differs from the statutory rate mostly due to a decrease in the deferred tax valuation allowance of approximately $375,000. The majority of this change in valuation allowance was a result of net operating loss (“NOL”) usage. The Tax Act permits an indefinite carryforward period for NOLs.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2019 was $1.9 million compared to net loss of $3.7 million for fiscal 2018. On a fully diluted basis, net income per share was $0.11 for fiscal 2019, compared to a net loss of $0.22 per share for fiscal 2018.

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

Research and development. R&D expense was $3.6 million for fiscal 2018 and $4.5 million for fiscal 2017. R&D expense decreased to 25.8% of net sales in fiscal 2018 compared to 26.5% of net sales in fiscal 2017. R&D expense in fiscal 2018 was $0.9 million less than fiscal 2017. The decrease in R&D expense resulted primarily from reduced personnel and consultant costs in fiscal 2018.

Selling, general, and administrative. SG&A expense increased $2.9 million or 78.5% to $6.7 million or 48.2% of net sales, for fiscal 2018 from $3.7 million, or 22.3%, for fiscal 2017. The increase in SG&A expenses in fiscal 2018 was primarily the result of the February 23, 2017 settlement with Delta, which lowered SG&A expenses in fiscal 2017 due to the reversal of the $3.6 million reserve of the Delta unbilled receivable. The fiscal 2018 increase in SG&A expenses was partially offset by lower legal fees compared to fiscal 2017.

Interest income, net. Net interest income increased by $18,000 to $54,000 for fiscal 2018 from $36,000 for fiscal 2017. The increase in interest was mainly a result of higher interest rates in fiscal 2018 as compared to fiscal 2017.

Other income. Other income was $0.1 million in fiscal 2018 and $4.9 million in fiscal 2017, a decrease of $4.8 million. The Delta settlement payment to the Company of $7.75 million was partially reflected in the fiscal 2017 financial statements as payment of the $3.6 million unbilled receivable previously reserved in SG&A expenses, and the remainder of the settlement payment, approximately $4.1 million was reflected in other income. In addition, in fiscal 2017 the Company sold its outstanding Pennsylvania R&D tax credits and realized a gain on the sale of $0.7 million which was also reflected in other income. Royalties earned in fiscal 2018 were approximately $68,000 as compared to $57,000 in fiscal 2017.

Income taxes. Income tax expense for the fiscal 2018 was $64,000 as compared to income tax expense of $248,000 for fiscal 2017. The effective tax rate for fiscal 2018 was (1.8%) and differs from the statutory rate mostly due to an increase in the deferred tax valuation allowance of approximately $0.7 million. The majority of this change in valuation allowance was a result of the tax benefit related to pre-tax losses not being currently realizable in future periods. The Tax Act permits an indefinite carryforward period for NOLs.

Net (loss) income. As a result of the factors described above, the Company’s net loss for fiscal 2018 was $3.7 million compared to net income of $4.6 million for fiscal 2017. On a fully diluted basis, net loss per share was $0.22 for fiscal 2018, compared to a net income of $0.27 per share for fiscal 2017.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$22,416,830	$20,390,713
Accounts receivable	$2,348,537	$3,449,893
Current assets	$29,958,292	$28,664,948
Current liabilities	$2,219,222	$3,349,614
Contract liability	$29,231	$356,801
Other non-current liabilities (1)	$129,651	$129,594
Quick ratio (2)	11.16	7.12
Current ratio (3)	13.50	8.56

	Twelve Months Ended September 30,
	2019	2018	2017
Cash flow activities:
Net cash provided by (used in) operating activities	$2,107,398	$(1,740,976)	$6,065,678
Net cash (used in) investing activities	(81,281)	(2,548,612)	(153,038)
Net cash provided by (used in) financing activities	—	—	—

(1)         Excludes contract liability

(2)         Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(3)         Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, contract assets, and payroll. Apart from what has been disclosed above, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

Operating Activities

The Company generated $2.1 million of cash in operating activities during fiscal 2019 as compared to cash used of $1.7 million during fiscal 2018. The cash used in operating activities for the year ended September 30, 2019 was primarily generated by net income of $1.9 million and a decrease in accounts receivable of $1.1 million, partially offset by a decrease in accounts payable of $0.5 million and accrued expenses of $0.4 million.

The Company used $1.7 million of cash in operating activities during fiscal 2018 as compared to cash generated of $6.1 million during fiscal 2017. The cash used in operating activities for the year ended September 30, 2018 was primarily a result of a net loss of $3.7 million, partially offset by depreciation of $0.4 million, and the decrease of unbilled receivables of $1.5 million, which principally represent sales previously recorded under the percentage-of-completion method of accounting that were billed to customers in accordance with applicable EDC terms.

Investing Activities

Cash used in investing activities was $0.1 million for fiscal 2019 and consisted of spending for production equipment and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Cash used in investing activities was $2.5 million for fiscal 2018 and consisted primarily of the purchase of our Hawker Beechcraft B200GT aircraft for $2.4 million.

Financing Activities

Cash used by financing activities was $0 for fiscal years 2019 and 2018.

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

Contractual Obligations

The Company’s contractual obligations as of September 30, 2019 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating leases	$134,810	$86,822	$47,988	$—	$—
Purchase obligations (1)	1,082,928	1,082,928	—	—	—
	$1,217,738	$1,169,750	$47,988	$—	$—

(1)         A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily composed of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year ended September 30, 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal years ended September 30, 2018 and September 30, 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

1)             Identify the contract with a customer

The Company’s contract with its customers typically is the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)             Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Most of our revenue is derived from purchases under which we provide a specific product or service and, as a result, there is only one performance obligation. In the event that a contract includes multiple promised goods or services, such as an EDC contract which includes both engineering services and a resulting product shipment, the Company must apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. In these cases, the Company considers whether the customer could, on its own, or together with other resources that are readily available from third parties, produce the physical product using only the output resulting from the Company’s completion of engineering services. If the customer cannot produce the physical product, then the promised goods or services are accounted for as a combined performance obligation.

3)             Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 included variable consideration.

4)             Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions as well as the cost of the goods or services and the Company’s normal margins for similar performance obligations.

5)             Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Revenue from products transferred to customers at a point in time accounted for 95 percent of our revenue for the fiscal year ended September 30, 2019 and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At September 30, 2019, we had approximately $5,896,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 91% of our remaining performance obligations as revenue over the next 12 months with the remaining balance thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal year ended September 30, 2019. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal year ended September 30, 2019.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date, and there were no significant changes in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. Additionally, there was no change to the Company’s assets or liabilities as of September 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

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

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing NOLs and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

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

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional adjustment to decrease related to DTAs and DTLs with a corresponding net adjustment to deferred income tax expense of $321,038 for the period ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We have completed our accounting for the income tax effects of certain elements of the Tax Act as of the quarter ended December 31, 2018.

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

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2019 and 2018. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2019 and 2018, the estimated liability for medical claims incurred but not reported was $55,700 and $60,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $123,100 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2019, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employer Share-Based Payment Accounting,” which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance became effective for us beginning on October 1, 2017. Adoption of this standard did not have a material effect upon the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We adopted ASU 2016-02 effective October 1, 2019 using the required modified retrospective approach. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. At adoption, we will recognize a right-to-use asset and corresponding lease liability of approximately $130,000 on our consolidated balance sheets. The income statement recognition of lease expense appears similar to our current methodology.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies balance sheet presentation of deferred income taxes. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning October 1, 2017, with early adoption permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified its current deferred tax balances to noncurrent deferred tax for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 effective October 1, 2017 and the implementation had no material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)” (“ASU 2014-15”). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Previously, GAAP did not provide guidance to evaluate whether there was substantial doubt regarding an organization’s ability to continue as a going concern. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017, and the adoption of ASU 2014-15 did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted this guidance on October 1, 2018 using the modified retrospective method. See Note 3, “Financial Statement Impact of Adopting ASC 606,” to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

In June 2018, the FASB issued ASU 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” (“ASU 2018-07”) which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted ASU 2018-07 effective October 1, 2018 and the implementation had no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2019, 2018 and 2017 net sales outside the United States amounted to $7.5 million, $4.7 million and $2.6 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2019 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $206,000. This would result in a net impact on cash of approximately $206,000 for fiscal 2019.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

December 23, 2019

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$22,416,830	$20,390,713
Accounts receivable	2,348,537	3,449,893
Contract asset	80,182	—
Inventories	4,470,694	4,280,108
Prepaid expenses and other current assets	642,049	544,234

Total current assets	29,958,292	28,664,948

Property and equipment, net	8,444,692	8,786,737
Other assets	154,041	181,993

Total assets	$38,557,025	$37,633,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,079,073	$1,529,792
Accrued expenses	1,110,918	1,463,021
Contract liability	29,231	356,801

Total current liabilities	2,219,222	3,349,614

Non-current deferred income taxes	129,651	129,594

Total liabilities	2,348,873	3,479,208

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2019 and 2018	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,005,487 and 18,937,050 issued at September 30, 2019 and 2018, respectively	19,006	18,937

Additional paid-in capital	51,987,096	51,783,779
Retained earnings	5,570,587	3,720,291
Treasury stock, at cost, 2,096,451 shares at September 30, 2019 and at September 30, 2018	(21,368,537)	(21,368,537)

Total shareholders’ equity	36,208,152	34,154,470

Total liabilities and shareholders’ equity	$38,557,025	$37,633,678

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2019	2018	2017
Net sales:
Product	$16,165,333	$13,450,803	$16,133,371
Engineering development contracts	1,407,256	399,569	653,303
Total net sales	17,572,589	13,850,372	16,786,674

Cost of sales:
Product	7,038,717	7,120,731	8,294,228
Engineering development contracts	637,402	191,192	374,121
Total cost of sales	7,676,119	7,311,923	8,668,348

Gross profit	9,896,470	6,538,449	8,118,326

Operating expenses:
Research and development	2,489,806	3,575,801	4,456,657
Selling, general and administrative	5,877,920	6,674,187	3,739,234
Total operating expenses	8,367,726	10,249,988	8,195,891

Operating income (loss)	1,528,744	(3,711,539)	(77,565)

Interest income	249,620	53,561	35,888
Other income	73,737	67,724	4,858,224
Income (loss) before income taxes	1,852,101	(3,590,254)	4,816,547

Income tax expense	1,805	63,651	247,920

Net income (loss)	$1,850,296	$(3,653,905)	$4,568,627

Net income (loss) per common share:
Basic	$0.11	$(0.22)	$0.27
Diluted	$0.11	$(0.22)	$0.27

Weighted average shares outstanding:
Basic	16,867,550	16,805,991	16,742,461
Diluted	16,942,447	16,805,991	16,855,644

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2016	$18,813	$51,392,159	$2,805,569	$(21,368,537)	$32,848,004

Issuance of stock to directors	67	191,682	—	—	191,749
Net income	—	—	4,568,627	—	4,568,627

Balance, September 30, 2017	$18,880	$51,583,841	$7,374,196	$(21,368,537)	$37,608,380

Issuance of stock to directors	57	199,938	—	—	199,995
Net (loss)	—	—	(3,653,905)	—	(3,653,905)

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Issuance of stock to directors	69	203,317	—	—	203,386
Net income	—	—	1,850,296	—	1,850,296

Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,850,296	$(3,653,905)	$4,568,627
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	451,278	436,208	449,189
Share-based compensation expense
Stock awards	173,492	199,995	191,749
Excess and obsolete inventory cost	98,728	—	92,829
Deferred income taxes	57	61,852	41
(Increase) decrease in:
Accounts receivable	1,101,356	225,336	1,762,494
Contract asset	(80,182)	554,190	116,850
Inventories	(289,314)	(100,454)	(626,655)
Prepaid expenses and other current assets	(99,393)	288,899	(91,280)
Other non-current assets	—	—	(32,967)
Increase (decrease) in:
Accounts payable	(450,719)	208,541	(182,520)
Accrued expenses	(323,972)	(297,016)	(129,871)
Income taxes	3,341	258,931	(153,577)
Contract liability	(327,570)	76,447	100,769
Net cash provided by (used in) operating activities	2,107,398	(1,740,976)	6,065,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(81,281)	(2,548,612)	(153,038)
Proceeds from the sale of property and equipment	—	—	—
Net cash (used in) investing activities	(81,281)	(2,548,612)	(153,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	—	—
Net cash (used in) financing activities	—	—	—

Net increase in cash and cash equivalents	2,026,117	(4,289,588)	5,912,640
Cash and cash equivalents, beginning of year	20,390,713	24,680,301	18,767,661

Cash and cash equivalents, end of year	$22,416,830	$20,390,713	$24,680,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$456	$8,456	$400,000
Cash received from income tax refund	$2,049	$265,588	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from unbilled to accounts receivable	$—	$926,632	$—

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

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, DoD/governmental, and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries.

2.        Concentrations

Major Customers and Products

In fiscal 2019, 2018 and 2017, the Company derived 53%, 48% and 54%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers was $1.3 million, $1.4 million and $1.3 million as of September 30, 2019, 2018 and 2017, respectively.

The largest customer, Pilatus, accounted for 25% of total revenue in fiscal year 2019 and 20% of total revenue in fiscal year 2018. In fiscal year 2017, the three largest customers, Sierra Nevada, Pilatus and DHL accounted for 16%, 12% and 10% of total revenue, respectively.

Flat panel sales were 90%, 75% and 89% of total sales in the years ended September 30, 2019, 2018 and 2017, respectively. Sales of air data systems and components were 10%, 25% and 11% of total sales for the years ended September 30, 2019, 2018 and 2017, respectively. Sales to government contractors and agencies accounted for approximately 20%, 32% and 53% of total sales during fiscal years 2019, 2018 and 2017, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2019 the Company had two suppliers that accounted for 23.4% of the Company’s total inventory related purchases. During fiscal 2018 the Company had one supplier that accounted for 11% of the Company’s total inventory related purchases.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2019 and 2018 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	September 30,	September 30,
	2019	2018
Raw materials	$3,408,742	$2,892,366
Work-in-process	775,770	817,051
Finished goods	286,182	570,691
	$4,470,694	$4,280,108

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplanes, which are depreciated using the straight-line method over their estimated useful lives of thirty-nine years and ten years, respectively. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred. During fiscal year 2018, the Company purchased a Hawker Beechcraft B200GT aircraft for approximately $2.4 million. This aircraft serves as a test bed for the Company’s new products and also as a sales/marketing tool for demonstrating its products to its aviation customers.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2019, 2018 or 2017.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year ended September 30, 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal years ended September 30, 2018 and September 30, 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

1)             Identify the contract with a customer

The Company’s contract with its customers typically is the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)             Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Most of our revenue is derived from purchases under which we provide a specific product or service and, as a result, there is only one performance obligation. In the event that a contract includes multiple promised goods or services, such as an EDC contract which includes both engineering services and a resulting product shipment, the Company must apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. In these cases, the Company considers whether the customer could, on its own, or together with other resources that are readily available from third parties, produce the physical product using only the output resulting from the Company’s completion of engineering services. If the customer cannot produce the physical product, then the promised goods or services are accounted for as a combined performance obligation.

3)             Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 included variable consideration.

4)             Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions as well as the cost of the goods or services and the Company’s normal margins for similar performance obligations.

5)             Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 95 percent of our revenue for the fiscal year ended September 30, 2019 and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At September 30, 2019, we had approximately $5,896,000 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 91% of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal year ended September 30, 2019. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal year ended September 30, 2019.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date, and there were no significant changes in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. Additionally, there was no change to the Company’s assets or liabilities as of September 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2018	$—	$356,801
Amount transferred to receivables from contract assets	—	—
Contract asset additions	80,182	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(356,801)
Increases due to invoicing prior to satisfaction of performance obligations	—	29,231
September 30, 2019	$80,182	$29,231

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the fiscal years ended 2019, 2018 and 2017 are as follows:

	For the Fiscal Year Ended September 30,
	2019	2018	2017

Customer Service Sales	$3,553,919	$4,047,265	$3,232,712
Customer Service Cost of Sales	1,374,227	1,724,167	1,520,146
Gross Profit	$2,179,692	$2,323,098	$1,712,566

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

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional adjustment to decrease related to DTAs and DTLs with a corresponding net adjustment to deferred income tax expense of $321,038 for the period ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We completed our accounting for the income tax effects of certain elements of the Tax Act as of the quarter ended December 31, 2018.

Engineering Development

Total engineering development expense comprises of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income”, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal years 2019, 2018 and 2017 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and 2018, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,450,242	$—	$—

Fair Value Measurement on September 30, 2018
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$19,725,474	$—	$—

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2019 and 2018. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2019 and 2018, the estimated liability for medical claims incurred but not reported was $55,700 and $60,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $123,100 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2019, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholder’s equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employer Share-Based Payment Accounting,” which simplifies the tax treatment of stock “shortfalls” and “windfalls.” Previous guidance required excess tax benefits (“windfalls”) to be recorded in equity. Tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls then to the income statement. The new guidance simplifies this treatment by having all “windfalls” and “shortfalls” recorded through the income statement. This guidance became effective for us beginning on October 1, 2017. Adoption of this standard did not have a material effect upon the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We adopted ASU 2016-02 effective October 1, 2019 using the required modified retrospective approach. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. At adoption, we will recognize a right-to-use asset and corresponding lease liability of approximately $130,000 on our consolidated balance sheets. The income statement recognition of lease expense appears similar to our current methodology.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies balance sheet presentation of deferred income taxes. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated standard is effective for the Company beginning October 1, 2017, with early adoption permitted as of the beginning of any interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified its current deferred tax balances to noncurrent deferred tax for all periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. ASU 2015-11 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 effective October 1, 2017 and the implementation had no material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)” (“ASU 2014-15”). The objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Previously, GAAP did not provide guidance to evaluate whether there was substantial doubt regarding an organization’s ability to continue as a going concern. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of financial statement disclosures commonly provided by organizations. This standard was adopted by the Company at September 30, 2017, and the adoption of ASU 2014-15 did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model will supersede most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted this guidance on October 1, 2018 using the modified retrospective method. See Note 3, “Financial Statement Impact of Adopting ASC 606,” to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting,” (“ASU 2018-07”) which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted ASU 2018-07 effective October 1, 2018 and the implementation had no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

4. Net Income Per Share

	For the Fiscal Year Ended September 30,
	2019	2018	2017
Numerator:
Net income (loss)	$1,850,296	$(3,653,905)	$4,568,627
Denominator:
Basic weighted average shares	16,867,550	16,805,991	16,742,461
Dilutive effect of share-based awards	74,897	—	113,182
Diluted weighted average shares	16,942,447	16,805,991	16,855,644

Net income (loss) per common share:
Basic	$0.11	$(0.22)	$0.27
Diluted	$0.11	$(0.22)	$0.27

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options and restricted stock units (“RSUs”).

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2019, 2018 and 2017, there were 550,834, 550,834 and 586,834 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal year 2018, all options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal years 2017, 336,961 shares were excluded from the calculation of earnings per share as their effect would be anti-dilutive.

Net income and EPS in the period ended September 30, 2017 were positively impacted by approximately $4.1 million of other income related to the Company’s settlement agreement with Delta Air Lines, Inc.

5. Contract Asset

Contract asset principally represent sales recorded under the over time method of accounting that have not been billed to customers in accordance with applicable contract terms. Contract asset was $80,182 and $0 at September 30, 2019 and 2018, respectively.

The over time method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the over time method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $16,000, $0 and increased operating income by $61,000 during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2019	2018

Prepaid insurance	$302,376	$258,015
Income tax refund receivable	—	1,578
Other	339,673	284,641
	$642,049	$544,234

7. Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2019	2018

Computer equipment	$2,285,152	$2,268,969
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,033,779	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,635,134	5,580,083
Land	1,021,245	1,021,245
	21,309,662	21,238,428
Less accumulated depreciation and amortization	(12,864,970)	(12,451,691)
	$8,444,692	$8,786,737

Depreciation related to property and equipment was approximately $0.4 million, $0.4 million and $0.4 million in fiscal years 2019, 2018 and 2017, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

8. Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2019	2018
Intangible assets, net of accumulated amortization of $551,037 at September 30, 2019 and $531,637 at September 30, 2018	$49,200	$68,600

Other non-current assets	104,841	113,393
	$154,041	$181,993

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2019, 2018 or 2017.

Total intangible amortization expense was $19,400, $0 and $2,600 in fiscal years 2019, 2018 and 2017, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2019 and September 30, 2018 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets includes $29,500 and $38,100 of prepaid software licenses, that will be earned upon the shipment of a certain product to a customer, as of September 30, 2019 and September 30, 2018, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2019	2018
Warranty	$606,680	$854,952
Salary, benefits and payroll taxes	212,322	143,183
Professional fees	153,298	203,823
Other	138,618	261,063
	$1,110,918	$1,463,021

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

Warranty cost and accrual information for fiscal years ended September 30, 2019 and 2018:

	2019	2018
Warranty accrual as of October 1,	$854,952	$1,013,461
Release of accrual, net	(168,589)	(5,926)
Warranty cost incurred for fiscal year	(79,683)	(152,583)
Warranty accrual as of September 30,	$606,680	$854,952

11. Income Taxes

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2019	2018	2017
Current provision (benefit):
Federal	$—	$(3,440)	$244,794
State	1,749	5,239	3,082

Total current provision	1,749	1,799	247,876

Deferred provision
Federal	—	61,799	—
State	56	53	44

Total deferred provision	56	61,852	44

Total current and deferred provision	$1,805	$63,651	$247,920

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2019	2018	2017
U.S. Federal statutory tax rate	21.0%	24.3%	34.0%
Rate change due to tax reform	0.0%	(9.0)%
State income taxes, net of federal benefit	(0.9)%	1.9%	(0.4)%
Permanent items	0.8%	(0.1)%	0.2%
Research and development tax credits	(0.8)%	1.3%	8.1%
Valuation allowance	(20.2)%	(20.3)%	(35.9)%
Change in unrecognized tax benefits	0.2%	0.9%	(0.9)%
123R cancellations and forfeitures	0.0%	(0.8)%	0.1%

Effective income tax rate	0.1%	(1.8)%	5.2%

The Company’s U.S. federal statutory tax rate was impacted by the Tax Act.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2019	2018	2017
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$690,148	$730,015	$1,275,427
Research and development credit	1,331,170	1,318,977	1,236,365
NOL carryforwards -fed/state	2,590,791	2,982,246	1,208,592
Depreciation	(826,724)	(863,796)	(690,774)
Stock options	348,624	345,608	609,016
	4,134,009	4,513,050	3,638,626
Less: Valuation allowance	(3,922,620)	(4,296,553)	(3,568,459)
Total deferred tax assets	211,389	216,497	70,167

Deferred tax liabilities:
Depreciation	(341,040)	(346,091)	(137,909)
Total deferred tax liabilities	(341,040)	(346,091)	(137,909)
Net deferred tax (liability) asset	$(129,651)	$(129,594)	$(67,742)

At September 30, 2019 and 2018, the Company had state NOL carryforwards of $24.0 million and $23.8 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $1.3 million and $1.3 million in fiscal 2019 and 2018, respectively, which begin to expire in varying amounts after fiscal year ending September 30, 2034.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The change in the valuation allowance for the period ended September 30, 2019 and September 30, 2018 was approximately $0.4 million and $0.7 million, respectively.

The Company will continue to maintain the balance of the valuation allowance until an appropriate level of profitability is sustained to warrant a conclusion that it is no longer more likely than not that a portion of these deferred tax assets will not be realized in future periods. There is currently no assurance of such future income before taxes. The Company believes that its estimate of future taxable income is inherently uncertain, and if its current or future operations generate losses, further adjustments to the valuation allowance are possible.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2019	2018	2017
Balance at beginning of year	$540,000	$570,000	$615,000
Unrecognized tax benefits related to prior years	—	52,000	—
Unrecognized tax benefits related to current year	6,000	11,000	18,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	—	(93,000)	(63,000)

Balance at end of year	$546,000	$540,000	$570,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $546,000, $540,000 and $570,000 at September 30, 2019, 2018 and 2017, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2019 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2019 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2019, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

The Company recognized expense of $0 for interest (net of federal impact) within income tax expense for each of the fiscal years ended September 30, 2019, 2018 and 2017.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2016 and thereafter are open years subject to examination by the Internal Revenue Service. The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

12. Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $96,000, $110,000 and $120,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

13. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 505-50 and ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $173,000, $200,000 and $203,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $0 for each of the fiscal years ended September 30, 2019, 2018 and 2017. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

The Company has two share-based compensation plans: (1) the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which terminated with respect to the grant of any new awards on January 20, 2019, and (2) the 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”), under which no awards have yet been granted as of September 30, 2019. The 2009 Plan and the 2019 Plan were approved by the shareholders on March 12, 2009 and April 2, 2019, respectively.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorized the grant of stock appreciation rights, restricted stock, options, RSUs and other equity-based awards. Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or other similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2009 Plan was 1,200,000, all of which could be issued pursuant to awards of incentive stock options. In addition, the 2009 Plan provided that no more than 300,000 shares of common stock per year may be awarded to any employee as a performance-based award under Section 162(m) of the Code. The 2009 Plan terminated on January 20, 2019 with respect to the grant of any new awards.

If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and type of shares of common stock covered by awards then outstanding under the 2009 Plan, the number and type of shares of common stock available under the 2009 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award, provided that no adjustment may be made that would adversely affect the status of any award that is intended to be a performance-based award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations or accounting principles, provided that no adjustment may be made that would adversely affect the status of any award that is intended to be a performance-based award under Section 162(m) of the Code, unless otherwise determined by the Compensation Committee.

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2019, 2018 and 2017, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2016	626,283	$3.35	$—
Granted	—	2.81	25,504
Exercised	(67,115)	—	55,705
Cancelled	(2,334)	3.78	—

Outstanding at September 30, 2017	556,834	$3.32	177,043
Granted	—	—	—
Exercised	—	—	—
Cancelled	(6,000)	3.78	—

Outstanding at September 30, 2018	550,834	$3.32	$15,000
Granted	—	—	—
Exercised	—	—	—
Cancelled			—

Outstanding at September 30, 2019	550,834	$3.32	$761,767
Vested and expected to vest	550,834	$3.32	$761,767
Options exercisable at September 30, 2019	550,834	$3.32	$761,767

The following table summarizes information about stock options under the 2009 Plan at September 30, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2019	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2019	Weighted- Average Exercise Price

$0.00 - $5.00	550,834	2.8	$3.32	550,834	$3.32

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

The Company did not grant any options in fiscal years 2019, 2018 and 2017.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $0 for each of the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was approximately $173,000, $200,000 and $203,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

At September 30, 2019, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of September 30, 2019, there were 889,691 shares of common stock available for awards under the 2019 Plan.

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2019 Plan, the aggregate number and kind of shares of common stock available under the 2019 Plan, any applicable individual limits on the number of shares of common stock available for awards under the 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles.

No equity awards were granted under the 2019 Plan as of September 30, 2019, and therefore the Company did not record any compensation expense related to the 2019 Plan during fiscal years 2019, 2018 and 2017.

14. Commitments and Contingencies

Operating Leases

Rent expense under operating leases totaled approximately $140,000, $113,000 and $94,000 for the years ended September 30, 2019, 2018 and 2017, respectively. Future minimum lease payments under non-cancelable operating leases are $135,000 for the year ended September 30, 2019.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts are composed primarily of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $1.1 million, $0.7 million and $0.9 million as of September 30, 2019, 2018 and 2017, respectively.

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

15. Related Party Transactions

The Company incurred legal fees of $8,000 and $0 for the fiscal years ended September 30, 2019 and 2018, respectively with a lawyer who is a shareholder of the Company.

16. Quarterly Financial Data (unaudited)

Summarized quarterly results of operations of the Company for the years ended September 30, 2019 and September 30, 2018 are presented below:

	Fiscal Year Ended September 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,977,650	$4,203,127	$4,589,824	$4,801,988
Cost of sales	1,811,847	1,856,921	2,064,617	1,942,734
Gross profit	2,165,803	2,346,206	2,525,207	2,859,254
Operating income	96,015	173,067	386,629	873,033
Net income	139,421	202,499	511,259	997,117

Net income per common share
Basic	$0.01	$0.01	$0.03	$0.06
Diluted	$0.01	$0.01	$0.03	$0.06

	Fiscal Year Ended September 30, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,087,984	$3,727,204	$3,389,663	$3,645,521
Cost of sales	1,593,268	2,082,347	1,806,980	1,829,328
Gross profit	1,494,716	1,644,857	1,582,683	1,816,193
Operating (loss) income	(1,051,560)	(1,143,511)	(1,072,228)	(444,240)
Net (loss) income	(881,619)	(1,316,871)	(1,041,037)	(414,378)

Net (loss) income per common share
Basic	$(0.05)	$(0.08)	$(0.06)	$(0.03)
Diluted	$(0.05)	$(0.08)	$(0.06)	$(0.03)

Quarterly and full fiscal year EPS are calculated independently based on the weighted average number of shares outstanding during each period. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

17. Business Segments

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers, and advanced monitoring systems to the DoD, the Department of Interior, other government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC. Most of the Company’s sales, operating results, and identifiable assets are in the United States. During fiscal years 2019, 2018 and 2017, IS&S derived 90%, 75% and 89%, respectively, of its total product revenues from the sale of FPDS. During fiscal years 2019, 2018 and 2017, the Company derived 10%, 25% and 11%, respectively, of total product revenues from the sale of air data systems related products. During fiscal 2019, 2018 and 2017, the Company derived 8%, 3% and 4%, respectively, of total revenues from the sale of EDC services.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2019, 2018 and 2017, net sales outside the United States amounted to $7.5 million, $4.7 million and $2.6 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal years 2019, 2018 and 2017, the Company derived 90%, 75% and 89%, respectively, of its revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures

(a)         We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)         Management’s annual report on internal control over financial reporting is set forth below in this Annual Report on Form 10-K.

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer and intended to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2019, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Item 9B. Other Information

None.

PART III

Item 10. Directors, executive officers and corporate governance.

This information (other than information relating to executive officers included in Part I Item 1.) will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement. IS&S has adopted a written code of business conduct and ethics, known as the Company’s code of conduct, which applies to all of its directors, officers, and employees, including its chief executive officer, its president, and its chief financial officer. The Company’s code of conduct is available on its website, www.innovative-ss.com. The code of conduct may also be obtained by contacting investor relations at (610) 646-9800. Any amendments to the Company’s code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2019.

Plan Category	Number of Securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	550,834	$3.32	889,691

Equity compensation plans not approved by security holders	—	—	—
Total	550,834	—	889,691

Prior to January 20, 2019, the Company made annual grants of restricted stock awards under the 2009 Plan to its non-employee directors. In the fiscal years ended September 30, 2019, 2018 and 2017, the Company granted to its non-employee directors a total of 68,437, 57,470 and 67,115 restricted shares, respectively, under the 2009 Plan. Total share-based compensation expense for non-employee directors was $173,000, $200,000 and $203,000 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Going forward, the Company expects to make annual grants of restricted stock awards to its non-employee directors under the 2019 Plan.

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

3.              The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (2)
3.2	Amended and Restated Bylaws of IS&S. (5)
4.1	Description of Capital Stock
10.2	Amendment No. 1 to the IS&S 1998 Stock Option Plan. (1) (3)
10.4	IS&S 2009 Stock-Based Incentive Compensation Plan (4)
10.5	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (6)
10.6	IS&S 2019 Stock-Based Incentive Compensation Plan (7)
21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Scheme Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF.	XBRL Taxonomy Extension Label Linkbase Document
101.LAB.	XBRL Taxonomy Extension Presentation Linkbase Document
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

(4)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2009.

(5)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2018.

(6)         Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2012.

(7)         Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Geoffrey S. M. Hedrick
Geoffrey S. M. Hedrick
Chairman & Chief Executive Officer

Dated: December 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 23, 2019
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 23, 2019
Shahram Askarpour

/s/ Relland M. Winand	Chief Financial Officer (Principal Accounting Officer)	December 23, 2019
Relland M. Winand

/s/ Glen R. Bressner	Director	December 23, 2019
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 23, 2019
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 23, 2019
Robert E. Mittelstaedt, Jr.

/s/ Roger A. Carolin	Director	December 23, 2019
Roger A. Carolin