Form 10-Q
period 2019-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2020-02-07
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020, there were 16,982,092 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2019

PART I–FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,158,756	$22,416,830
Accounts receivable	2,976,749	2,348,537
Contract asset	-	80,182
Inventories	4,672,463	4,470,694
Prepaid expenses and other current assets	686,614	642,049

Total current assets	30,494,582	29,958,292

Property and equipment, net	8,365,477	8,444,692
Other assets	255,226	154,041

Total assets	$39,115,285	$38,557,025

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$977,636	$1,079,073
Accrued expenses	1,414,045	1,110,918
Contract liability	33,586	29,231

Total current liabilities	2,425,267	2,219,222

Deferred income taxes	129,651	129,651
Other liabilities	24,307	-

Total liabilities	2,579,225	2,348,873

Commitments and contingencies (See Note 6)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2019 and September 30, 2019	$-	$-

Common stock, $.001 par value: 75,000,000 shares authorized, 19,005,487 issued at December 31, 2019 and September 30, 2019	19,006	19,006

Additional paid-in capital	51,987,096	51,987,096
Retained earnings	5,898,495	5,570,587
Treasury stock, at cost, 2,096,451 shares at December 31, 2019 and September 30, 2019	(21,368,537)	(21,368,537)

Total shareholders' equity	36,536,060	36,208,152

Total liabilities and shareholders' equity	$39,115,285	$38,557,025

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2019	2018
Net Sales:
Product	$4,458,694	$3,775,509
Engineering development contracts	52,734	202,141
Total net sales	4,511,428	3,977,650

Cost of sales:
Product	1,844,480	1,723,281
Engineering development contracts	65,301	88,566
Total cost of sales	1,909,781	1,811,847

Gross profit	2,601,647	2,165,803

Operating expenses:
Research and development	666,615	596,372
Selling, general and administrative	1,703,274	1,473,416
Total operating expenses	2,369,889	2,069,788

Operating income	231,758	96,015

Interest income	78,870	21,552
Other income	17,280	21,854
Income before income taxes	327,908	139,421

Income tax expense	-	-

Net income	$327,908	$139,421

Net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average shares outstanding:
Basic	16,909,036	16,840,599
Diluted	17,081,578	16,840,599

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2019
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Net income	-	-	327,908	-	327,908

Balance, December 31, 2019	$19,006	$51,987,096	$5,898,495	$(21,368,537)	$36,536,060

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2018
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	-	-	139,421	-	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended December 31 ,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327,908	$139,421
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	104,135	116,078
Deferred income taxes	-	23
(Increase) decrease in:
Accounts receivable	(628,212)	230,824
Contract asset	80,182	-
Inventories	(201,769)	(15,880)
Prepaid expenses and other current assets	(42,109)	(85,619)
Income taxes receivable	(2,456)	(478)
Increase (decrease) in:
Accounts payable, net	(101,437)	(490,072)
Accrued expenses	218,758	286,667
Contract liability	4,355	(190,284)
Net cash used in operating activities	(240,645)	(9,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,429)	(39,775)
Net cash used in investing activities	(17,429)	(39,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(258,074)	(49,095)
Cash and cash equivalents, beginning of year	22,416,830	20,390,713

Cash and cash equivalents, end of period	$22,158,756	$20,341,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$2,456	$456

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2019 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2019 and September 30, 2019 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and September 30, 2019, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,517,492	$-	$-

Fair Value Measurement on September 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,450,242	$-	$-

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three months ended December 31, 2019 or 2018.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model supersedes most existing revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

3)    Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2019 included variable consideration.

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

5)    Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 99.6% and 95% of our revenue for the quarter ended December 31, 2019 and 2018, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At December 31, 2019, we had $6,332,036 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month period ended December 31, 2019. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-month period ended December 31, 2019.

Financial Statement Impact of Adopting ASC 606

ASC 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method, and the adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date and there were no significant changes in the Company’s consolidated statements of operations for the three months ended December 31, 2018 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. Additionally, there was no change to the Company’s assets or liabilities as of December 31, 2018 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2019	$80,182	$29,231
Amount transferred to receivables from contract assets	(80,182)	-
Contract asset additions	-	-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	-	(15,170)
Increases due to invoicing prior to satisfaction of performance obligations	-	19,525
December 31, 2019	$-	$33,586

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three months ended December 31, 2019 and 2018 respectively are as follows:

	For the Three Months Ended December 31,
	2019	2018
Customer Service Sales	$1,189,040	$662,094
Customer Service Cost of Sales	349,615	325,152
Gross Profit	$839,425	$336,942

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At December 31, 2019, approximately 20% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three months ended December 31, 2019 and 2018, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience, demographic factors and other actuarial assumptions. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2019 and September 30, 2019, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2019 and September 30, 2019, the estimated liability for medical claims incurred but not reported was approximately $51,000 and $55,700 respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $190,100 and $123,100 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2019 and September 30, 2019, respectively.

Concentrations

Major Customers and Products

For the three months ended December 31, 2019, two customers, Pilatus Aircraft Ltd (“Pilatus”) and Empresa Nacional de Aeronautica, accounted for 32% and 22% of net sales, respectively. For the three months ended December 31, 2018, three customers, Air Transport Services Group, Pilatus, and Deutsche Post DHL Group, accounted for 30%, 21% and 12% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2019, the Company had one supplier that accounted for 10% of the Company’s total inventory related purchases. For the three months ended December 31, 2018, the Company had one supplier that accounted for 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

See Note 1, “Financial Statement Impact of Adopting ASC 606,” to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of ASC 606.

On October 1, 2019, we adopted FASB ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases continue to be recognized in a manner similar to previous accounting guidance. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. At adoption, we recognized a right-to-use asset and corresponding lease liability of $130,018 on our consolidated balance sheet. Additional required disclosures have been included with Note 7 – Leases of the notes to the consolidated financial statements. Such adoption did not have an impact on our liquidity or results of operations.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. Management is currently assessing the impact ASU 2016-13 will have on the Company.

In June 2018, the FASB issued ASU 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting” (“ASU 2018-07”), which amends the existing accounting standards for share-based payments to nonemployees. ASU 2018-07 aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. ASU 2018-07 becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply ASU 2018-07 by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted ASU 2018-07 effective October 1, 2018 and the implementation had no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. ASU 2018-13 expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2019	2019
Raw materials	$3,527,323	$3,408,742
Work-in-process	856,314	775,770
Finished goods	288,826	286,182
	$4,672,463	$4,470,694

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2019	2019
Prepaid insurance	$449,398	$302,376
Other	237,216	339,673
	$686,614	$642,049

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2019	2019
Computer equipment	$2,296,617	$2,285,152
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,033,779	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,635,134	5,635,134
Land	1,021,245	1,021,245
	21,321,127	21,309,662
Less: accumulated depreciation and amortization	(12,955,650)	(12,864,970)
	$8,365,477	$8,444,692

Depreciation and amortization related to property and equipment was approximately $96,644 and $107,300 for the three months ended December 31, 2019 and 2018, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2019	2019
Intangible assets, net of accumulated amortization of $555,837 and $551,037 at December 31, 2019 and September 30, 2019, respectively	$44,400	$49,200
Operating lease right-of-use asset	$108,675	$-
Other non-current assets	102,151	104,841
	$255,226	$154,041

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three months ended December 31, 2019 and 2018.

Intangible asset amortization expense was approximately $4,800 and $7,200 for the three months ended December 31, 2019 and 2018, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of December 31, 2019 and September 30, 2019 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of December 31, 2019 and September 30, 2019 includes $26,850 and $29,541, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $2,691 and $1,615 for the three months ended December 31, 2019 and 2018, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2019	2019
Warranty	$559,180	$606,680
Salary, benefits and payroll taxes	362,025	212,322
Professional fees	314,054	153,298
Operating lease	84,368	-
Other	94,418	138,618
	$1,414,045	$1,110,918

Warranty cost and accrual information for the three months ended December 31, 2019 is highlighted below:

Three Months Ending
December 31, 2019
Warranty accrual, beginning of period	$606,680
Release of accrual, net	(22,801)
Warranty cost	(24,699)
Warranty accrual, end of period	$559,180

3. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate AMT and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

The Tax Act made significant changes to the U.S. corporate income tax system, including reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018. The Tax Act also eliminated the previous carryback period for NOLs of two years and permits an indefinite carryforward period.

No income tax expense was recorded in the three months ended December 31, 2019 and 2018.

The effective tax rate for the three months ended December 31, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2019 the valuation allowance decreased by approximately $55,000.

The effective tax rate for the three months ended December 31, 2018 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2018 the valuation allowance decreased by approximately $162,000.

4. Shareholders’ Equity and Share-based Payments

At December 31, 2019, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total compensation expense was $0 for the three-month periods ended December 31, 2019 and 2018, respectively.

The Company has two share-based compensation plans, the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which the shareholders approved on March 12, 2009, and the 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”), which the shareholders approved on April 2, 2019. The 2009 Plan terminated on January 20, 2019 with respect to the grant of any new awards.

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorized the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2009 Plan was 1,200,000, all of which could be issued pursuant to awards of incentive stock options. In addition, the 2009 Plan provided that no more than 300,000 shares may be awarded in any calendar year to any employee as a performance-based award under Section 162(m) of the Code.

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

Total compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three-month periods ended December 31, 2019 and December 31, 2018, respectively. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for the three-month periods ended December 31, 2019 and December 31, 2018, respectively. Total compensation expense associated with the 2009 Plan was $0 for the three-month periods ended December 31, 2019 and December 31, 2018, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of December 31, 2019, there were 889,691 shares of common stock available for awards under the 2019 Plan.

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

Total compensation expense related to options issued to employees under the 2019 Plan was $0 for the three-month period ended December 31, 2019. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month period ended December 31, 2019. Total compensation expense associated with the 2019 Plan was $0 for the three-month period ended December 31, 2019.

5. Earnings Per Share

	Three Months Ended December31,
	2019	2018
Numerator:
Net income	$327,908	$139,421
Denominator:
Basic weighted average shares	16,909,036	16,840,599
Dilutive effect of share-based awards	172,542	-
Diluted weighted average shares	17,081,578	16,840,599

Earnings per common share:
Basic EPS	$0.02	$0.01
Diluted EPS	$0.02	$0.01

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, “Earnings Per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of December 31, 2019, and 2018, there were 550,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2019 and 2018, respectively, 0 and 550,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

7. Leases

On October 1, 2019, we adopted FASB ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This pronouncement requires lessees to record "right-of-use" assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

As part of our adoption, we elected to utilize the package of practical expedients permitted under the new standard, which allowed us to not reassess: (a) whether an existing contract is or contains a lease, (b) the classification for existing leases and (c) initial direct costs. Further, as permitted by the standard, we made an accounting policy election not to record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Instead, consistent with previous accounting guidance, we will recognize payments for such leases in the statement of operations on a straight-line basis over the lease term.

We lease real estate and equipment under various operating leases. A lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset and (b) the right to direct the use of the identified asset.

Some of our leases include base rental periods coupled with options to renew or terminate the lease, generally at our discretion. In evaluating the lease term, we consider whether we are reasonably certain to exercise such options. To the extent a significant economic incentive exists to exercise an option, that option is included within the lease term. However, based on the nature of our lease arrangements, options generally do not provide us with a significant economic incentive and are therefore excluded from the lease term for the majority of our arrangements.

Our leases typically include a combination of fixed and variable payments. Fixed payments are generally included when measuring the right-of-use asset and lease liability. Variable payments, which primarily represent payments based on usage of the underlying asset, are generally excluded from such measurement and expensed as incurred. In addition, certain of our lease arrangements may contain a lease coupled with an arrangement to provide other services, such as maintenance, or may require us to make other payments on behalf of the lessor related to the leased asset, such as payments for taxes or insurance. As permitted by ASC 842, we have elected to account for these non-lease components together with the associated lease component if included in the lease payments. This election has been made for each of our asset classes.

The measurement of "right-of-use" assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis over a similar term.

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2019:

	Classification on the Consolidated Balance Sheet	December 31, 2019
Assets

Operating leases	Other assets	$108,675

Liabilities

Operating leases- current	Accrued expenses	$84,368
Operating leases – noncurrent	Other liabilities	$24,307
Total lease liabilities		$108,675

Rent expense and cash paid for various operating leases aggregate $21,430 for the three months ended December 31, 2019. The weighted average remaining lease term is 1.3 years and the weighted average discount rate is 5.0% as of December 31, 2019.

Future minimum lease payments under operating leases are as follows at December 31, 2019:

	Twelve Months
	Ending	Operating
	December 31,	Leases
	2020	$87,344
	2021	26,036
Total minimum lease payments		$113,380
Amount representing interest		(4,705)
Present value of minimum lease payments		108,675
Current portion		(84,368)
Long-term portion of lease obligations		$24,307

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”), and 21E of the Exchange Act.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2019 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2019. See also Note 1 to the unaudited condensed consolidated financial statements for the three-months period ending December 31, 2019 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
DECEMBER 31, 2019 AND 2018

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2019	2018
Net sales:
Product	98.8%	94.9%
Engineering development contracts	1.2%	5.1%
Total net sales	100.0%	100.0%

Cost of sales:
Product	40.9%	43.3%
Engineering development contracts	1.4%	2.2%
Total cost of sales	42.3%	45.6%

Gross profit	57.7%	54.4%

Operating expenses:
Research and development	14.8%	15.0%
Selling, general and administrative	37.8%	37.0%
Total operating expenses	52.6%	52.0%

Operating income	5.1%	2.4%

Interest income	1.7%	0.5%
Other income	0.4%	0.5%
Income before income taxes	7.2%	3.5%

Income tax expense	0.0%	0.0%

Net income	7.2%	3.5%

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Net sales. Net sales were $4,511,428 for the three months ended December 31, 2019 compared to $3,977,650 for the three months ended December 31, 2018, an increase of 13.4%. Product sales increased $683,185 in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, and EDC sales decreased $149,407 from the same period in the prior year. Product sales for the three months ended December 31, 2019 increased from the same period in the prior year primarily because of increased customer service shipments to commercial transport customers, the DoD and military subcontractors. The decrease in EDC sales in the current year period was primarily the result of completing a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $97,934, or 5.4%, to $1,909,781, or 42.3% of net sales, in the three months ended December 31, 2019, compared to $1,811,847 or 45.6% of net sales, in the three months ended December 31, 2018. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The Company’s overall gross margin was 57.7% and 54.4% for the quarters ended December 31, 2019 and 2018, respectively. This increase in overall gross margin was primarily the result of a change in sales mix.

Research and development. R&D expense increased $70,243, or 11.8%, to $666,615, or 14.8% of net sales, in the three months ended December 31, 2019 from $596,372, or 15.0% of net sales, in the three months ended December 31, 2018. The increase in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general, and administrative. Selling, general and administrative expense increased by $229,858 to $1,703,274 in the three months ended December 31, 2019 from $1,473,416 in the three months ended December 31, 2018. The increase in selling, general, and administrative expense in the three months period was primarily the result of increased commissions and trade show related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 37.8% of net sales in the three months ended December 31, 2019 from 37.0% of net sales in the three months ended December 31, 2018.

Interest income. Interest income increased by $57,318 in the three months ended December 31, 2019 from $21,552 in the three months ended December 31, 2018, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased marginally by $4,574 to $17,280 in the three months ended December 31, 2019 compared to the same period in the prior year.

Income tax expense. No income tax expense was recorded in the three months ended December 31, 2019 and 2018. The effective tax rate was 0% for the three months ended December 31, 2019 and 2018, respectively and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2019 the valuation allowance decreased by approximately $55,000 to $3,867,777 and is recorded against all of its federal and state deferred tax assets.

Net income. The Company reported net income for the three months ended December 31, 2019 of $327,908 compared to net income of $139,421 for the three months ended December 31, 2018. On a diluted basis, the net income per share was $0.02 for the three months ended December 31, 2019 compared to net income per share of $0.01 for the three months ended December 31, 2018.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2019	2019
Cash and cash equivalents	$22,158,756	$22,416,830
Accounts receivable	2,976,749	2,348,537
Current assets	30,494,582	29,958,292
Current liabilities	2,425,267	2,219,222
Contract liability	33,586	29,231
Total debt and other non-current liabilities (1)	153,958	129,651
Quick ratio (2)	10.36	11.16
Current ratio (3)	12.57	13.50

	Three Months Ended December 31,
	2019	2018
Cash flow activites:
Net cash (used in) provided by operating activites	$(240,645)	$(9,320)
Net cash used in investing activites	(17,429)	(39,775)

(1)  Excludes contract liabilities

(2)  The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities

(3)  Current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, and payroll. Apart from what has been disclosed above, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

Operating activities

Cash used in operating activities for the three months ended December 31, 2019 resulted primarily from increases in accounts receivable of $628,212 and inventories of $201,769, offset by an increase in accrued expenses of $218,758 and funding from net income of $327,908.

Cash used in operating activities for the three months ended December 31, 2018 resulted primarily from a decreases in accounts payable of $490,000 and contract liability of $190,000, offset by an increase in accrued expenses of $287,000, funding from net income of $139,000 and a decrease in accounts receivable of $231,000.

Investing activities

Cash used in investing activities was approximately $17,429 and $39,775 for each of the three months ended December 31, 2019 and 2018, respectively and consisted primarily of the purchase of computer equipment.

Financing activities

There was no net cash used by financing activities for each of the three months ended December 31, 2019 and 2018.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three months ended December 31, 2019:

Three Months Ended
December 31, 2019
Backlog, beginning of period	$5,896,163
Bookings, net	4,947,301
Recognized in revenue	(4,511,428)
Backlog, end of period	$6,332,036

At December 31, 2019, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three months ended December 31, 2019 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $56,000 with a resulting impact on cash flows of approximately $56,000 for the three months ended December 31, 2019.

Item 4. Controls and Procedures

(a)        We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There are no material changes to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2019.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 7, 2020	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER

