Form 10-Q
period 2020-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2020-05-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 16,984,426 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2020

PART I–FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,644,037	$22,416,830
Accounts receivable	2,684,981	2,348,537
Contract asset	186,848	80,182
Inventories	4,821,062	4,470,694
Prepaid expenses and other current assets	1,057,797	642,049

Total current assets	31,394,725	29,958,292

Property and equipment, net	8,282,858	8,444,692
Other assets	230,678	154,041

Total assets	$39,908,261	$38,557,025

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,355,755	$1,079,073
Accrued expenses	1,177,065	1,110,918
Contract liability	97,136	29,231

Total current liabilities	2,629,956	2,219,222

Deferred income taxes	129,689	129,651
Other liabilities	5,637	-

Total liabilities	2,765,282	2,348,873

Commitments and contingencies (See Note 6)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which
200,000 shares are authorized as Class A Convertible stock. No shares
issued and outstanding at March 31, 2020 and September 30, 2019	$-	$-

Common stock, $.001 par value: 75,000,000 shares authorized,
19,080,877 and 19,005,487 issued at March 31, 2020 and September 30, 2019	19,081	19,006

Additional paid-in capital	52,155,835	51,987,096
Retained earnings	6,336,600	5,570,587
Treasury stock, at cost, 2,096,451 shares at March 31, 2020 and
September 30, 2019	(21,368,537)	(21,368,537)

Total shareholders' equity	37,142,979	36,208,152

Total liabilities and shareholders' equity	$39,908,261	$38,557,025

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales:
Product	$4,645,682	$3,706,910	$9,104,376	$7,482,419
Engineering development contracts	189,383	496,217	242,117	698,358
Total net sales	4,835,065	4,203,127	9,346,493	8,180,777

Cost of sales:
Product	2,464,697	1,567,861	4,309,177	3,291,142
Engineering development contracts	75,197	289,060	140,498	377,626
Total cost of sales	2,539,894	1,856,921	4,449,675	3,668,768

Gross profit	2,295,171	2,346,206	4,896,818	4,512,009

Operating expenses:
Research and development	712,019	648,482	1,378,634	1,244,854
Selling, general and administrative	1,531,389	1,524,657	3,234,663	2,998,073
Total operating expenses	2,243,408	2,173,139	4,613,297	4,242,927

Operating income	51,763	173,067	283,521	269,082

Interest income	65,721	26,480	144,591	48,032
Other income	11,219	10,746	28,499	32,600
Income before income taxes	128,703	210,293	456,611	349,714

Income tax (benefit) expense	(309,402)	7,794	(309,402)	7,794

Net income	$438,105	$202,499	$766,013	$341,920

Net income per common share:
Basic	$0.03	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$0.04	$0.02

Weighted average shares outstanding:
Basic	16,931,138	16,860,568	16,920,087	16,850,584
Diluted	17,123,388	16,875,720	17,102,483	16,858,160

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2020
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Net income	-	-	327,908	-	327,908

Balance, December 31, 2019	$19,006	$51,987,096	$5,898,495	$(21,368,537)	$36,536,060

Issuance of stock to directors	73	159,919	-	-	159,992
Exercise of stock options	2	8,820	-	-	8,822
Net income	-	-	438,105	-	438,105

Balance, March 31, 2020	$19,081	$52,155,835	$6,336,600	$(21,368,537)	$37,142,979

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2019
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	-	-	139,421	-	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

Issuance of stock to directors	69	203,317	-	-	203,386
Net income	-	-	202,499	-	202,499

Balance, March 31, 2019	$19,006	$51,987,096	$4,062,211	$(21,368,537)	$34,699,776

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31 ,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$766,013	$341,920
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	205,154	234,846
Share-based compensation expense:
Stock awards	159,992	203,386
Deferred income taxes	38	33
(Increase) decrease in:
Accounts receivable	(336,444)	829,445
Contract asset	(106,666)	-
Inventories	(350,368)	(290,704)
Prepaid expenses and other current assets	(105,615)	(19,134)
Income taxes receivable/payable	(311,896)	7,305
Increase (decrease) in:
Accounts payable	276,682	(543,857)
Accrued expenses	(13,990)	(9,660)
Contract liability	67,905	169,098
Net cash provided by operating activities	250,805	922,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,420)	(72,195)
Net cash used in investing activities	(32,420)	(72,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,822	-
Net cash provided by financing activities	8,822	-

Net increase in cash and cash equivalents	227,207	850,483
Cash and cash equivalents, beginning of year	22,416,830	20,390,713

Cash and cash equivalents, end of period	$22,644,037	$21,241,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$2,456	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2019 is derived from the audited financial statements of the Company. Operating results for the three- and six-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and economic disruption which has begun to and is expected to continue to adversely affect IS&S’ business. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the COVID-19 pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2020 and September 30, 2019 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and September 30, 2019, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,578,153	$-	$-

Fair Value Measurement on September 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,450,242	$-	$-

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the six months ended March 31, 2020 or 2019.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, autothrottles and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude, and engine and fuel data measurements.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2020 included variable consideration.

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

Revenue from products transferred to customers at a point in time accounted for 96% and 88% of our revenue for the quarter ended March 31, 2020 and 2019, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At March 31, 2020, we had $9,789,412 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and six-month periods ended March 31, 2020. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three- and six-month periods ended March 31, 2020.

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

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract Assets	Contract Liabilities
September 30, 2019	$80,182	$29,231
Amount transferred to receivables from contract assets	(80,182)	-
Contract asset additions	186,848	-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	-	(28,781)
Increases due to invoicing prior to satisfaction of performance obligations	-	96,686
March 31, 2020	$186,848	$97,136

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three- and six-month periods ended March 31, 2020 and 2019 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Customer Service Sales	$1,206,644	$813,955	$2,395,684	$1,476,048
Customer Service Cost of Sales	402,354	303,813	751,969	628,695
Gross Profit	$804,290	$510,142	$1,643,715	$847,353

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating losses (“NOL”) and tax credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

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

The Company files a consolidated U.S. federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations, and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate, and any related estimated interest. Management believes that it has made adequate accruals for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position, but could possibly be material to its consolidated results of operations or cash flow of any one period.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which made broad and complex changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional adjustment to decrease deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $321,038 for the period ended December 31, 2017. This expense is offset fully by a change in the valuation allowance. We completed our accounting for the income tax effects of certain elements of the Tax Act as of the quarter ended December 31, 2018.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. An estimated $1,500,000 of pre-tax NOL will be carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback will create approximately $16,000 of AMT tax, which will be refunded. The cash impact of this carryback is $309,412. An income tax receivable was recorded for $310,135 as of the quarter ended March 31, 2020.

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At March 31, 2020, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense is comprised of both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three- and six-month periods ended March 31, 2020 and 2019, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Share-Based Compensation

The Company accounts for share-based compensation under FASB ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which requires the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Warranty

The Company offers warranties on some products of various lengths, however the standard warranty period is twenty-four months. Our standard warranties typically only cover repairs of product defects and, although the Company offers extended warranties, there have been no sales of extended warranties to date. As a result, none of the Company’s warranties represent performance obligations under ASC 606. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2020 and September 30, 2019, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2020 and September 30, 2019, the estimated liability for medical claims incurred but not reported was approximately $48,567 and $55,700, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $200,895 and $123,100 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2020 and September 30, 2019, respectively.

Concentrations

Major Customers and Products

For the three months ended March 31, 2020, two customers, Pilatus Aircraft Ltd (“Pilatus”), and Kalitta Air (“Kalitta”), accounted for 38% and 19% of net sales, respectively. During the six months ended March 31, 2020, two customers, Pilatus, and Kalitta accounted for 35% and 14%, respectively, of net sales.

For the three months ended March 31, 2019, four customers, Pilatus, Air Transport Services Group Inc. (“ATSG”), Cargojet Inc., and Dayton T. Brown, Inc., accounted for 32%, 15%, 12% and 12% of net sales, respectively. During the six months ended March 31, 2019, two customers, Pilatus, and ATSG accounted for 27% and 23%, respectively, of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and six-month periods ended March 31, 2020, the Company had two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and six-month periods ended March 31, 2019, the Company had three and one supplier, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

On October 1, 2019, we adopted FASB ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases continue to be recognized in a manner similar to previous accounting guidance. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. At adoption, we recognized a right-to-use asset and corresponding lease liability of $130,018 on our consolidated balance sheet. Additional required disclosures have been included with Note 7, “Leases,” to the unaudited condensed consolidated financial statements. Such adoption did not have an impact on our liquidity or results of operations.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2020	2019
Raw materials	$3,715,412	$3,408,742
Work-in-process	831,518	775,770
Finished goods	274,132	286,182
	$4,821,062	$4,470,694

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2020	2019
Prepaid insurance	$466,355	$302,376
Income tax receivable	310,135	-
Other	281,307	339,673
	$1,057,797	$642,049

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2020	2019
Computer equipment	$2,299,372	$2,285,152
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,033,779	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,647,371	5,635,134
Land	1,021,245	1,021,245
	21,336,119	21,309,662
Less: accumulated depreciation and amortization	(13,053,261)	(12,864,970)
	$8,282,858	$8,444,692

Depreciation and amortization related to property and equipment was approximately $97,610 and $111,000 for the three months ended March 31, 2020 and 2019, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $194,254 and $218,000 for the six months ended March 31, 2020 and 2019, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2020	2019
Intangible assets, net of accumulated amortization of $555,837 and $551,037
at March 31, 2020 and September 30, 2019, respectively	$44,400	$49,200
Operating lease right-of-use asset	87,536	-
Other non-current assets	98,742	104,841
	$230,678	$154,041

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six months ended March 31, 2020 and 2019.

Intangible asset amortization expense was approximately $0 and $5,000 for the three months ended March 31, 2020 and 2019, respectively. Intangible asset amortization expense was approximately $4,800 and $12,000 for the six months ended March 31, 2020 and 2019, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of March 31, 2020 and September 30, 2019 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of March 31, 2020 and September 30, 2019 includes $23,442 and $29,541, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $3,409 and $2,000 for the three months ended March 31, 2020 and 2019, respectively. Other non-current assets amortization expense was approximately $6,100 and $4,000 for the six months ended March 31, 2020 and 2019, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2020	2019
Warranty	$573,412	$606,680
Salary, benefits and payroll taxes	272,306	212,322
Professional fees	106,464	153,298
Operating lease	81,899	-
Other	142,984	138,618
	$1,177,065	$1,110,918

Warranty cost and accrual information for the three- and six-month periods ended March 31, 2020 is highlighted below:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Warranty accrual, beginning of period	$559,180	$606,680
Accrued expense	63,777	40,975
Warranty cost	(49,545)	(74,243)
Warranty accrual, end of period	$573,412	$573,412

3. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the Code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate AMT and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on NOLs generated after December 31, 2017, to 80 percent of taxable income.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

The Tax Act made significant changes to the U.S. corporate income tax system, including reducing the U.S. federal corporate tax rate to 21.0% as of January 1, 2018. The Tax Act also eliminated the previous carryback period for NOLs of two years and permits an indefinite carryforward period.

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. An estimated $1,500,000 of pre-tax NOL will be carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback will create approximately $16,000 of AMT tax, which will be refunded. The cash impact of this carryback is $309,412. An income tax receivable was recorded for $310,135 as of the quarter ended March 31, 2020.

The income tax benefit for the three months ended March 31, 2020 was $309,402 as compared to an income tax expense of $7,794 for the three months ended March 31, 2019.

The effective tax benefit rate for the three months ended March 31, 2020 was 240.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2020, the valuation allowance decreased by approximately $1,342,000.

The effective tax rate for the three months ended March 31, 2019 was 3.7% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2019, the valuation allowance decreased by approximately $84,000.

The income tax benefit for the six months ended March 31, 2020 was $309,402 as compared to an income tax expense of $7,794 for the six months ended March 31, 2019.

The effective tax benefit rate for the six months ended March 31, 2020 was 67.8% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2020, the valuation allowance decreased by approximately $1,397,000.

The effective tax rate for the six months ended March 31, 2019 was 2.2% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2019, the valuation allowance decreased by approximately $246,000.

4. Shareholders’ Equity and Share-Based Payments

At March 31, 2020, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total compensation expense was $159,992 and $203,386 for the three- and six-month periods ended March 31, 2020 and 2019, respectively.

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

2009 Stock-Based Incentive Compensation Plan

The 2009 Plan authorized the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2009 Plan may be either “incentive stock options” as defined in section 422 of the Code, or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

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

Total compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three- and six-month periods ended March 31, 2020 and 2019. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for each of the three- and six-month periods ended March 31, 2020 and $203,386 for each of the three- and six-month periods ended March 31, 2019. Total compensation expense associated with the 2009 Plan was $0 for each of the three- and six-month periods ended March 31, 2020 and $203,386 for each of the three- and six-month periods ended March 31, 2019.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of March 31, 2020, there were 816,635 shares of common stock available for awards under the 2019 Plan.

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

Total compensation expense related to options issued to employees under the 2019 Plan was $0 for each of the three- and six-month periods ended March 31, 2020 and 2019. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $159,992 for each of the three- and six-month periods ended March 31, 2020 and $0 for each of the three- and six-month periods ended March 31, 2019. Total compensation expense associated with the 2019 Plan was $159,992 for each of the three- and six-month periods ended March 31, 2020 and $0 for each of the three- and six-month periods ended March 31, 2019.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$438,105	$202,499	$766,013	$341,920
Denominator:
Basic weighted average shares	16,931,138	16,860,568	16,920,087	16,850,584
Dilutive effect of share-based awards	192,250	15,152	182,396	7,576
Diluted weighted average shares	17,123,388	16,875,720	17,102,483	16,858,160

Earnings per common share:
Basic EPS	$0.03	$0.01	$0.05	$0.02
Diluted EPS	$0.03	$0.01	$0.04	$0.02

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, “Earnings Per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of March 31, 2020, and 2019, there were 548,500 and 550,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended March 31, 2020 and 2019, respectively, 0 and 300,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2020 and 2019, respectively, 0 and 425,834 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

7. Leases

On October 1, 2019, we adopted ASU 2016-02. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

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

The measurement of “right-of-use” assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis over a similar term.

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2020:

Classification on the Consolidated Balance Sheet on March 31, 2020
Assets
Operating leases	Other assets	$87,536

Liabilities
Operating leases- current	Accrued expenses	$81,899
Operating leases – noncurrent	Other liabilities	$5,637
Total lease liabilities		$87,536

Rent expense and cash paid for various operating leases in aggregate are $21,488 and $42,918 for the three- and six-month periods ended March 31, 2020. The weighted average remaining lease term is 1.1 years and the weighted average discount rate is 5.0% as of March 31, 2020.

Future minimum lease payments under operating leases are as follows at March 31, 2020:

	Twelve Months
	Ending	Operating
	March 31,	Leases
	2021	$85,777
	2022	6,115
Total minimum lease payments		$91,892
Amount representing interest		(4,356)
Present value of minimum lease payments		87,536
Current portion		(81,899)
Long-term portion of lease obligations		$5,637

8. Subsequent Events

Paycheck Protection Program Application

On May 4, 2020, as a result of the increased costs resulting from, and uncertainty created by, the COVID-19 pandemic and to help ensure adequate liquidity during this period, the Company’s wholly-owned subsidiary, Innovative Solutions and Support LLC, a Pennsylvania limited liability, entered into an unsecured loan in the aggregate principal amount of $1,203,900 (the “Loan”) with PNC Bank, National Association under the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration. The PPP is part of the CARES Act (and the related regulatory relief programs) enacted by the U.S. federal government to provide economic relief to U.S. companies impacted by the COVID-19 pandemic. However, since the time of our loan application, additional guidance has been issued by the Small Business Administration and the U.S. Treasury Department that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, the Company has concluded that it is prudent to repay the Loan. The Company expects that the $1,203,900 in proceeds from the Loan, which were not used by the Company, will be withdrawn from the Company’s account by PNC Bank, National Association by the close of business on the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K, those set forth under Item 1A (Risk Factors) of this report, and the following factors:

•	market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
•	continued market acceptance of the Company’s air data systems and products;
•	the competitive environment and new product offerings from competitors;
•	difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;
•	the deferral or termination of programs or contracts for convenience by customers;
•	the ability to service the international market;
•	the availability of government funding;
•	the impact of general economic trends on the Company’s business;
•	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
•	the Company’s expectations regarding the use of funds from the Loan and the potential for forgiveness of the Loan under the terms of the Paycheck Protection Program;
•	the ability to gain regulatory approval of products in a timely manner;
•	delays in receiving components from third-party suppliers;
•	the bankruptcy or insolvency of one or more key customers;
•	protection of intellectual property rights;
•	the ability to respond to technological change;
•	failure to retain/recruit key personnel;
•	risks related to succession planning;
•	a cyber security incident;
•	risks related to our self-insurance program;
•	potential future acquisitions;
•	the costs of compliance with present and future laws and regulations;
•	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
•	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, including those set forth under Item 1A (Risk Factors) of this report, whether as a result of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”), and 21E of the Securities Exchange Act of 1934, as amended

(the “Exchange Act”).

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

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control. ThrustSense also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety.

More recently, on December 9, 2019 the Company received certification from the FAA for a safety mode feature during an engine-out condition for its King Air ThrustSense® Autothrottle.

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, recently certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries have since resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers (or, for that matter, by the Company’s suppliers).

In particular, the ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results as further set forth below in Item 1A (Risk Factors). In direct response to the COVID-19 pandemic, the Company has taken specific actions to ensure the safety of its employees, including safety measures, the transitioning of as many employees as possible to remote work and the implementation of a temporary split-shift system to minimize the impact of a potential coronavirus infection on the Company’s workforce.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2019 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2019. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and six-month periods ending March 31, 2020 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2020 AND 2019

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales:
Product	96.1%	88.2%	97.4%	91.5%
Engineering development contracts	3.9%	11.8%	2.6%	8.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	51.0%	37.3%	46.1%	40.2%
Engineering development contracts	1.6%	6.9%	1.5%	4.6%
Total cost of sales	52.5%	44.2%	47.6%	44.8%

Gross profit	47.5%	55.8%	52.4%	55.2%

Operating expenses:
Research and development	14.7%	15.4%	14.8%	15.2%
Selling, general and administrative	31.7%	36.3%	34.6%	36.6%
Total operating expenses	46.4%	51.7%	49.4%	51.9%

Operating income	1.1%	4.1%	3.0%	3.3%

Interest income	1.4%	0.6%	1.5%	0.6%
Other income	0.2%	0.3%	0.3%	0.4%
Income before income taxes	2.6%	5.0%	4.9%	4.3%

Income tax (benefit) expense	(6.4)%	0.2%	(3.3)%	0.1%

Net income	9.0%	4.8%	8.2%	4.2%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net sales. Net sales were $4,835,065 for the three months ended March 31, 2020 compared to $4,203,127 for the three months ended March 31, 2019, an increase of 15.0%. Product sales increased $938,772 in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and EDC sales decreased $306,834 from the same period in the prior year. Product sales for the three months ended March 31, 2020 increased from the same period in the prior year primarily because of increased customer service shipments to commercial transport customers, the DoD and military subcontractors. The decrease in EDC sales in the current year period was primarily the result of completing a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $682,973, or 36.8%, to $2,539,894, or 52.5% of net sales, in the three months ended March 31, 2020, compared to $1,856,921 or 44.2% of net sales, in the three months ended March 31, 2019. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements; higher material costs reflecting product mix; and warranty costs due to increased warranty activity for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The Company’s overall gross margin was 47.5% and 55.8% for the quarters ended March 31, 2020 and 2019, respectively.

Research and development. R&D expense increased $63,537, or 9.8%, to $712,019, or 14.7% of net sales, in the three months ended March 31, 2020 from $648,482, or 15.4% of net sales, in the three months ended March 31, 2019. The increase in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general and administrative. Selling, general and administrative expense increased by $6,732 to $1,531,389 in the three months ended March 31, 2020 from $1,524,657 in the three months ended March 31, 2019. As a percentage of net sales, selling, general and administrative expenses decreased to 31.7% of net sales in the three months ended March 31, 2020 from 36.3% of net sales in the three months ended March 31, 2019.

Interest income. Interest income increased by $39,241 to $65,721 in the three months ended March 31, 2020 from $26,480 in the three months ended March 31, 2019, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased marginally by $473 to $11,219 in the three months ended March 31, 2020 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the three months ended March 31, 2020 was $309,402 as compared to an income tax expense of $7,794 for the three months ended March 31, 2019.

The effective tax benefit rate for the three months ended March 31, 2020 was 240.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2020, the valuation allowance decreased by approximately $1,342,000 to $2,524,373 and is recorded against all its federal and state deferred tax assets.

The effective tax rate for the three months ended March 31, 2019 was 3.7% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the three months ended March 31, 2019, the valuation allowance decreased by approximately $84,000.

Net income. The Company reported net income for the three months ended March 31, 2020 of $438,105 compared to net income of $202,499 for the three months ended March 31, 2019. On a diluted basis, the net income per share was $0.03 for the three months ended March 31, 2020 compared to net income per share of $0.01 for the three months ended March 31, 2019.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Net sales. Net sales were $9,346,493 for the six months ended March 31, 2020 compared to $8,180,777 for the six months ended March 31, 2019, an increase of 14.2%. Product sales increased $1,621,957 in the six months ended March 31, 2020 compared to the six months ended March 31, 2019, and EDC sales decreased $456,241 from the same period in the prior year. Product sales for the six months ended March 31, 2020 increased from the same period in the prior year primarily because of increased customer service shipments to commercial transport customers, the DoD and military subcontractors. The decrease in EDC sales in the current year period was primarily the result of completing a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $780,907, or 21.3%, to $4,449,675, or 47.6% of net sales, in the six months ended March 31, 2020, compared to $3,668,768 or 44.8% of net sales, in the six months ended March 31, 2019. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements; higher material costs reflecting product mix; and warranty costs due to increased warranty activity for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The Company’s overall gross margin was 52.4% and 55.2% for the quarters ended March 31, 2020 and 2019, respectively.

Research and development. R&D expense increased $133,780, or 10.7%, to $1,378,634, or 14.8% of net sales, in the six months ended March 31, 2020 from $1,244,854, or 15.2% of net sales, in the six months ended March 31, 2019. The increase in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general and administrative. Selling, general and administrative expense increased by $236,590, or 7.9%, to $3,234,663 in the six months ended March 31, 2020 from $2,998,073 in the six months ended March 31, 2019. The increase in selling, general, and administrative expense in the six months period was primarily the result of increased commissions and trade show related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 34.6% of net sales in the six months ended March 31, 2020 from 36.6% of net sales in the six months ended March 31, 2019.

Interest income. Interest income increased by $96,559 to $144,591 in the six months ended March 31, 2020 from $48,032 in the six months ended March 31, 2019, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased marginally by $4,101 to $28,499 in the six months ended March 31, 2020 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the six months ended March 31, 2020 was $309,402 as compared to an income tax expense of $7,794 for the six months ended March 31, 2019.

The effective tax benefit rate for the six months ended March 31, 2020 was 67.8% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2020, the valuation allowance decreased by approximately $1,397,000 to $2,524,373 and is recorded against all its federal and state deferred tax assets.

The effective tax rate for the six months ended March 31, 2019 was 2.2% and differs from the statutory tax rate primarily due to net operating loss usage. This loss usage both decreased the deferred tax asset and the valuation allowance. For the six months ended March 31, 2019, the valuation allowance decreased by approximately $246,000.

Net income. The Company reported net income for the six months ended March 31, 2020 of $766,013 compared to net income of $341,920 for the six months ended March 31, 2019. On a diluted basis, the net income per share was $0.04 for the six months ended March 31, 2020 compared to net income per share of $0.02 for the six months ended March 31, 2019.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2020	2019
Cash and cash equivalents	$22,644,037	$22,416,830
Accounts receivable	2,684,981	2,348,537
Current assets	31,394,725	29,958,292
Current liabilities	2,629,956	2,219,222
Contract liability	97,136	29,231
Total debt and other non-current liabilities (1)	135,326	129,651
Quick ratio (2)	9.63	11.16
Current ratio (3)	11.94	13.50

	Six Months Ended March 31,
	2020	2019
Cash flow activites:
Net cash provided by operating activites	$250,805	$922,678
Net cash used in investing activites	(32,420)	(72,195)
Net cash provided by financing activites	8,822	-

(1)	Excludes contract liabilities
(2)	The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities
(3)	Current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, and payroll.

The ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results, as further set forth below in Item 1A (Risk Factors). In direct response to the COVID-19 pandemic, the Company has taken specific actions to ensure the safety of its employees, including increased safety measures, the transitioning of as many employees as possible to remote work and the implementation of a temporary split-shift system to minimize the impact of a potential coronavirus infection on the Company’s workforce.

Operating activities

Cash provided by operating activities for the six months ended March 31, 2020 resulted primarily from funding from net income of $766,013, increases in accounts payable of $276,682 and depreciation and amortization of $205,154, offset by an increase in inventories of $350,368, accounts receivable of $336,444 and income tax receivable of $311,896.

Cash provided by operating activities for the six months ended March 31, 2019 resulted primarily from decreases in accounts receivable of $829,000, and funding from net income of $342,000, offset by a decrease in accounts payable of $544,000.

Investing activities

Cash used in investing activities was approximately $32,420 and $72,000 for the six months ended March 31, 2020 and 2019, respectively and consisted primarily of the purchase of computer, production and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $8,822 and $0 for the six months ended March 31, 2020 and 2019, respectively and consisted primarily of the proceeds from the exercise of stock options by employees.

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

Impact of the COVID-19 Pandemic

Through the first two quarters of 2020, the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company expects that it may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic, as further set forth below in Item 1A (Risk Factors).

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the six months ended March 31, 2020:

	Three Months Ended	Six Months Ended
	March 31, 2020
Backlog, beginning of period	$6,332,036	$5,896,163
Bookings, net	8,292,441	13,239,742
Recognized in revenue	(4,835,065)	(9,346,493)
Backlog, end of period	$9,789,412	$9,789,412

At March 31, 2020, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three- and six-month periods ended March 31, 2020 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $54,000 and $108,000 with a resulting impact on cash flows of approximately $54,000 and $108,000 for the three- and six-month periods ended March 31, 2020.

Item 4. Controls and Procedures

(a)       We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2019, readers should also carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Risks Related to IS&S Business

The COVID-19 pandemic has begun to adversely affect and is expected to continue to adversely affect IS&S.

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions that have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and economic disruption which has begun to and is expected to continue to adversely affect IS&S’ business. For example, governmental authorities in several jurisdictions have ordered the cessation of all business activity that is deemed non-essential and, although the Company’s business has to date been deemed essential in many affected markets, there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions.

While the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations, the Company is currently navigating through this unprecedented crisis without any government support from the PPP, and the nature and magnitude of the COVID-19 pandemic’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the duration and severity of the COVID-19 pandemic and the international actions and business restrictions that are being undertaken and implemented as a result of it; governmental, business and other responses to the COVID-19 pandemic, including the promotion of “social distancing,” the issuance of shelter in place orders and restrictions on the Company’s operations, and the possibility that government officials may mandate that the Company provide products or services; the possibility that the COVID-19 pandemic will directly or indirectly delay the issuance of required government approvals, including necessary certifications from the FAA; potential disruptions in the Company’s supply chain; the impact of the COVID-19 pandemic on the Company’s ability to execute its short term and long-term business strategies and initiatives; the extent to which forced remote working arrangements reduce the Company’s ability to manage its business effectively; the extent to which staffing shortages due to members of the Company’s workforce being quarantined or exposed to the coronavirus may be detrimental to the Company’s operations; and the Company’s ability to maintain current levels of skilled headcount without the proceeds of the PPP Loan as a source of additional liquidity. Furthermore, while the Company is timely returning the proceeds of its PPP Loan out of an abundance of caution in reliance on U.S. Treasury Department and Small Business Administration guidance that companies may do so without penalty by the date of this report, as the COVID-19 pandemic unfolds, federal or state governments (including government agencies such as the Treasury Department, the Small Business Administration or the SEC) could promulgate new statutes, regulations, guidance or relief measures, or rescind or modify existing statutes, regulations, guidance or relief measures, in a way that is detrimental to the Company or its business, including as a result of the Company’s prior application for a loan under the PPP.

In addition, while the Company cannot predict the magnitude of the impact that the COVID-19 pandemic will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, the Company’s customers or suppliers may themselves assert, or attempt to terminate various agreements and arrangements with us on the basis of, contractual force majeure provisions, and any termination of a significant commercial agreement may adversely harm our operations. Recently certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries have since resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers. Additionally, the COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry, which may result in reduced demand for products in the general aviation and commercial air transport markets and therefore for the Company’s products and systems. The impact of the COVID-19 pandemic may also exacerbate other risk factors described under Item 1A of the Company’s Form 10-K for the year ended September 30, 2019, any of which could have a material effect on the Company. For example, the risks associated with potential cybersecurity threats may be magnified given that many of the Company’s employees are currently working remotely using personal electronic devices and home internet connections.

The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the COVID-19 pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its overall impact on the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Paycheck Protection Program Application

On May 4, 2020, as a result of the increased costs resulting from, and uncertainty created by, the COVID-19 pandemic and to help ensure adequate liquidity during this period, the Company’s wholly-owned subsidiary, Innovative Solutions and Support LLC, a Pennsylvania limited liability, entered into an unsecured loan in the aggregate principal amount of $1,203,900 with PNC Bank, National Association under the Paycheck Protection Program administered by the U.S. Small Business Administration. The PPP is part of the CARES Act (and the related regulatory relief programs) enacted by the U.S. federal government to provide economic relief to U.S. companies impacted by the COVID-19 pandemic. However, since the time of our loan application, additional guidance has been issued by the Small Business Administration and the U.S. Treasury Department that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, the Company has concluded that it is prudent to repay the Loan. The Company expects that the $1,203,900 in proceeds from the Loan, which were not used by the Company, will be withdrawn from the Company’s account by PNC Bank, National Association by the close of business on the date of this report.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 15, 2020	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER