Form 10-Q
period 2020-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2020-08-10
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 16,984,426 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2020

PART I–FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,984,249	$22,416,830
Accounts receivable	3,864,656	2,348,537
Contract asset	-	80,182
Inventories	4,709,342	4,470,694
Prepaid expenses and other current assets	1,107,723	642,049

Total current assets	32,665,970	29,958,292

Property and equipment, net	8,225,732	8,444,692
Other assets	205,276	154,041

Total assets	$41,096,978	$38,557,025

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$949,080	$1,079,073
Accrued expenses	1,506,790	1,110,918
Contract liability	106,341	29,231

Total current liabilities	2,562,211	2,219,222

Deferred income taxes	129,689	129,651
Other liabilities	2,241	-

Total liabilities	2,694,141	2,348,873

Commitments and contingencies (See Note 6)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2020 and September 30, 2019	$-	$-

Common stock, $.001 par value: 75,000,000 shares authorized, 19,080,877 and 19,005,487 issued at June 30, 2020 and September 30, 2019	19,081	19,006

Additional paid-in capital	52,155,835	51,987,096
Retained earnings	7,596,458	5,570,587
Treasury stock, at cost, 2,096,451 shares at June 30, 2020 and
September 30, 2019	(21,368,537)	(21,368,537)

Total shareholders' equity	38,402,837	36,208,152

Total liabilities and shareholders' equity	$41,096,978	$38,557,025

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales:
Product	$5,445,748	$4,458,446	$14,550,124	$11,940,865
Engineering development contracts	507,941	131,378	750,058	829,736
Total net sales	5,953,689	4,589,824	15,300,182	12,770,601

Cost of sales:
Product	2,486,353	2,009,799	6,795,530	5,300,941
Engineering development contracts	72,663	54,818	213,161	432,444
Total cost of sales	2,559,016	2,064,617	7,008,691	5,733,385

Gross profit	3,394,673	2,525,207	8,291,491	7,037,216

Operating expenses:
Research and development	870,805	722,525	2,249,439	1,967,379
Selling, general and administrative	1,279,422	1,416,053	4,514,085	4,414,126
Total operating expenses	2,150,227	2,138,578	6,763,524	6,381,505

Operating income	1,244,446	386,629	1,527,967	655,711

Interest income	7,767	99,916	152,358	147,948
Other income	16,261	24,714	44,760	57,314
Income before income taxes	1,268,474	511,259	1,725,085	860,973

Income tax expense (benefit)	8,616	-	(300,786)	7,794

Net income	$1,259,858	$511,259	$2,025,871	$853,179

Net income per common share:
Basic	$0.07	$0.03	$0.12	$0.05
Diluted	$0.07	$0.03	$0.12	$0.05

Weighted average shares outstanding:
Basic	16,952,973	16,880,341	16,931,049	16,860,503
Diluted	17,087,275	16,978,643	17,097,414	16,898,321

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2020
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Net income	-	-	327,908	-	327,908

Balance, December 31, 2019	$19,006	$51,987,096	$5,898,495	$(21,368,537)	$36,536,060

Issuance of stock to directors	73	159,919	-	-	159,992
Exercise of stock options	2	8,820	-	-	8,822
Net income	-	-	438,105	-	438,105

Balance, March 31, 2020	$19,081	$52,155,835	$6,336,600	$(21,368,537)	$37,142,979

Net income	-	-	1,259,858	-	1,259,858

Balance, June 30, 2020	$19,081	$52,155,835	$7,596,458	$(21,368,537)	$38,402,837

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2019
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Net income	-	-	139,421	-	139,421

Balance, December 31, 2018	$18,937	$51,783,779	$3,859,712	$(21,368,537)	$34,293,891

Issuance of stock to directors	69	203,317	-	-	203,386
Net income	-	-	202,499	-	202,499

Balance, March 31, 2019	$19,006	$51,987,096	$4,062,211	$(21,368,537)	$34,699,776

Net income	-	-	511,259	-	511,259

Balance, June 30, 2019	$19,006	$51,987,096	$4,573,470	$(21,368,537)	$35,211,035

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30 ,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,025,871	$853,179
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	301,550	342,359
Share-based compensation expense:
Stock awards	159,992	203,386
Deferred income taxes	38	33
(Increase) decrease in:
Accounts receivable	(1,516,119)	2,008,066
Contract asset	80,182	(30,170)
Inventories	(238,648)	(165,076)
Prepaid expenses and other current assets	(164,156)	(34,185)
Income taxes receivable, net	(303,280)	7,305
Increase (decrease) in:
Accounts payable	(129,993)	(706,655)
Accrued expenses	333,674	(56,169)
Contract liability	77,110	(173,790)
Net cash provided by operating activities	626,221	2,248,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,624)	(75,585)
Net cash used in investing activities	(67,624)	(75,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,822	-
Net cash provided by financing activities	8,822	-

Net increase in cash and cash equivalents	567,419	2,172,698
Cash and cash equivalents, beginning of year	22,416,830	20,390,713

Cash and cash equivalents, end of period	$22,984,249	$22,563,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$2,456	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2019 is derived from the audited financial statements of the Company. Operating results for the three- and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. Through the first three quarters of 2020, the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company expects that it may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2020 and September 30, 2019 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and September 30, 2019, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,585,860	$-	$-

Fair Value Measurement on September 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,450,242	$-	$-

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the nine months ended June 30, 2020 or 2019.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides a single, comprehensive revenue recognition model for all contracts with customers, and contains principles to determine the measurement of revenue and timing of when it is recognized. The model supersedes most previous revenue recognition guidance, and also requires enhanced revenue-related disclosures. Under the new standard and its related amendments (collectively known as “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized will reflect the consideration that the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2020 included variable consideration.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time is typically recognized at the time of shipment of products to the customer and accounted for 93.1% and 97.1% of our revenue for the three months ended June 30, 2020 and 2019, respectively. Revenue from products transferred to customers at a point in time accounted for 95.9% and 93.5% of our revenue for the nine months ended June 30, 2020 and 2019, respectively. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At June 30, 2020, we had $6,518,469 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and nine-month periods ended June 30, 2020. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three- and nine-month periods ended June 30, 2020.

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

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract Assets	Contract Liabilities
September 30, 2019	$80,182	$29,231
Amount transferred to receivables from contract assets	(80,182)	-
Contract asset additions	-	-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	-	(28,781)
Increases due to invoicing prior to satisfaction of performance obligations	-	105,891
June 30, 2020	$-	$106,341

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three- and nine-month periods ended June 30, 2020 and 2019 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019

Customer Service Sales	$906,662	$1,059,528	$3,302,346	$2,535,576
Customer Service Cost of Sales	320,428	353,348	1,072,397	982,313
Gross Profit	$586,234	$706,180	$2,229,949	$1,553,263

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes,” which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating losses (“NOL”) and tax credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

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

Engineering Development

The Company invests a large percentage of its sales on engineering development, both Research and Development (“R&D”) and EDC. At June 30, 2020, approximately 24% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on estimated progress towards satisfaction of the performance obligation under ASC 606.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three- and nine-month periods ended June 30, 2020 and 2019, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Warranty

The Company offers warranties on some products of various lengths; however the standard warranty period is twenty-four months. Our standard warranties typically only cover repairs of product defects and, although the Company offers extended warranties, there have been no sales of extended warranties to date. As a result, none of the Company’s warranties represent performance obligations under ASC 606. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates, and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as cost of sales, and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at June 30, 2020 and September 30, 2019, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2020 and September 30, 2019, the estimated liability for medical claims incurred but not reported was approximately $49,460 and $55,700, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $195,729 and $123,100 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2020 and September 30, 2019, respectively.

Concentrations

Major Customers and Products

For the three months ended June 30, 2020, two customers, Pilatus Aircraft Ltd (“Pilatus”), and Kalitta Air (“Kalitta”), accounted for 36.6% and 10.9% of net sales, respectively. During the nine months ended June 30, 2020, two customers, Pilatus, and Kalitta accounted for 35.5% and 12.9%, respectively, of net sales.

For the three months ended June 30, 2019, one customer, Pilatus accounted for 32% of net sales. During the nine months ended June 30, 2019, two customers, Pilatus, and Air Transport Services Group Inc. accounted for 29% and 15%, respectively, of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and nine-month periods ended June 30, 2020, the Company had four and three suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and nine-month periods ended June 30, 2019, the Company had three suppliers and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2020	2019
Raw materials	$3,681,929	$3,408,742
Work-in-process	761,060	775,770
Finished goods	266,353	286,182
	$4,709,342	$4,470,694

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2020	2019

Prepaid insurance	$389,078	$302,376
Income tax receivable	301,519	-
Other	417,126	339,673
	$1,107,723	$642,049

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2020	2019

Computer equipment	$2,297,125	$2,285,152
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,031,099	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,678,035	5,635,134
Land	1,021,245	1,021,245
	21,361,856	21,309,662
Less: accumulated depreciation and amortization	(13,136,124)	(12,864,970)
	$8,225,732	$8,444,692

Depreciation and amortization related to property and equipment was approximately $92,330 and $103,000 for the three months ended June 30, 2020 and 2019, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $286,584 and $321,000 for the nine months ended June 30, 2020 and 2019, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2020	2019
Intangible assets, net of accumulated amortization of $555,837 and $551,037
at June 30, 2020 and September 30, 2019, respectively	$44,400	$49,200
Operating lease right-of-use asset	66,201	-
Other non-current assets	94,675	104,841
	$205,276	$154,041

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine months ended June 30, 2020 and 2019.

Intangible asset amortization expense was approximately $0 and $3,000 for the three months ended June 30, 2020 and 2019, respectively. Intangible asset amortization expense was approximately $4,800 and $15,000 for the nine months ended June 30, 2020 and 2019, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of June 30, 2020 and September 30, 2019 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of June 30, 2020 and September 30, 2019 includes $19,375 and $29,541, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $4,067 and $3,000 for the three months ended June 30, 2020 and 2019, respectively. Other non-current assets amortization expense was approximately $10,166 and $7,000 for the nine months ended June 30, 2020 and 2019, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2020	2019

Warranty	$580,049	$606,680
Salary, benefits and payroll taxes	500,835	212,322
Professional fees	129,997	153,298
Operating lease	63,960	-
Other	231,949	138,618
	$1,506,790	$1,110,918

Warranty cost and accrual information for the three- and nine-month periods ended June 30, 2020 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2020	June 30, 2020

Warranty accrual, beginning of period	$573,412	$606,680
Accrued expense	32,023	72,998
Warranty cost	(25,386)	(99,629)
Warranty accrual, end of period	$580,049	$580,049

3. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the Code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 34 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) elimination of the corporate AMT and changing how existing AMT credits can be realized; (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; and (6) limitations on the use of NOLs generated after December 31, 2017, to 80 percent of taxable income.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of the provision for income taxes from continuing operations.

The Tax Act made significant changes to the U.S. corporate income tax system, including reducing the U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. The Tax Act also eliminated the previous carryback period for NOLs of two years and permits an indefinite carryforward period.

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

The income tax expense for the three months ended June 30, 2020 was $8,616 as compared to an income tax expense of $0 for the three months ended June 30, 2019.

The effective tax rate for the three months ended June 30, 2020 was 0.7% and differs from the statutory tax rate primarily due to an increase in the NOL usage due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2020, the valuation allowance decreased by approximately $243,000.

The effective tax rate for the three months ended June 30, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2019, the valuation allowance decreased by approximately $565,000.

The income tax benefit for the nine months ended June 30, 2020 was $300,786 as compared to an income tax expense of $7,794 for the nine months ended June 30, 2019.

The effective tax benefit rate for the nine months ended June 30, 2020 was 17.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2020, the valuation allowance decreased by approximately $437,000.

The effective tax rate for the nine months ended June 30, 2019 was 0.9% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2019, the valuation allowance decreased by approximately $811,000.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2020, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total compensation expense was $0 for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $159,992 and $203,386 for the nine-month periods ended June 30, 2020 and 2019, respectively.

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

Total compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three- and nine-month periods ended June 30, 2020 and 2019. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for the three-month periods ended June 30, 2020 and 2019, respectively and approximately $0 and $203,386 for the nine-month periods ended June 30, 2020 and 2019, respectively. Total compensation expense associated with the 2009 Plan was approximately $0 for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $0 and $203,386 for the nine-month periods ended June 30, 2020 and 2019, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of June 30, 2020, there were 816,635 shares of common stock available for awards under the 2019 Plan.

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

Total compensation expense related to options issued to employees under the 2019 Plan was $0 for each of the three- and nine-month periods ended June 30, 2020 and 2019. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month periods ended June 30, 2020 and 2019, respectively and approximately $159,992 and $0 for the nine-month periods ended June 30, 2020 and 2019, respectively. Total compensation expense associated with the 2019 Plan was approximately $0 for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $159,992 and $0 for the nine-month periods ended June 30, 2020 and 2019, respectively.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,259,858	$511,259	$2,025,871	$853,179
Denominator:
Basic weighted average shares	16,952,973	16,880,341	16,931,049	16,860,503
Dilutive effect of share-based awards	134,302	98,302	166,365	37,818
Diluted weighted average shares	17,087,275	16,978,643	17,097,414	16,898,321

Earnings per common share:
Basic EPS	$0.07	$0.03	$0.12	$0.05
Diluted EPS	$0.07	$0.03	$0.12	$0.05

Earnings per share (“EPS”) are calculated pursuant to FASB ASC Topic 260, “Earnings Per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options.

The number of incremental shares from the assumed exercise of stock options is calculated by using the treasury stock method. As of June 30, 2020 and 2019, there were 548,500 and 550,834 options to purchase common stock outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended June 30, 2020 and 2019, respectively, 0 and 250,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2020 and 2019, respectively, 0 and 367,223 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of June 30, 2020:

Classification on the Consolidated Balance Sheet on June 30, 2020
Assets
Operating leases	Other assets	$66,201

Liabilities
Operating leases- current	Accrued expenses	$63,960
Operating leases – noncurrent	Other liabilities	$2,241
Total lease liabilities		$66,201

Rent expense and cash paid for various operating leases in aggregate are $21,952 and $42,918 for the three- and nine-month periods ended June 30, 2020. The weighted average remaining lease term is 1.1 years and the weighted average discount rate is 5.0% as of June 30, 2020.

Future minimum lease payments under operating leases are as follows at June 30, 2020:

	Twelve Months Ending June 30,	Operating Leases
	2021	$67,494
	2022	2,446
Total minimum lease payments		$69,940
Amount representing interest		(3,739)
Present value of minimum lease payments		66,201
Current portion		(63,960)
Long-term portion of lease obligations		$2,241

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, those set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 1, 2020, and the following factors:

•	market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
•	continued market acceptance of the Company’s air data systems and products;
•	the competitive environment and new product offerings from competitors;
•	difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;
•	the deferral or termination of programs or contracts for convenience by customers;
•	the ability to service the international market;
•	the availability of government funding;
•	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;
•	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
•	the ability to gain regulatory approval of products in a timely manner;
•	delays in receiving components from third-party suppliers;
•	the bankruptcy or insolvency of one or more key customers;
•	protection of intellectual property rights;
•	the ability to respond to technological change;
•	failure to retain/recruit key personnel;
•	risks related to succession planning;
•	a cyber security incident;
•	risks related to our self-insurance program;
•	potential future acquisitions;
•	the costs of compliance with present and future laws and regulations;
•	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
•	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, previously certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries have since resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers (or, for that matter, by the Company’s suppliers).

In particular, the ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results. In direct response to the COVID-19 pandemic, the Company has taken specific actions to ensure the safety of its employees, including increased safety measures and the transitioning of many employees to remote work.

Cost of sales related to product sales comprises material components and third-party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales comprises primarily salaries and benefits, building occupancy costs, supplies, and outside service costs related to production, purchasing, material control, and quality control. Cost of sales includes warranty costs.

Cost of sales related to engineering development contracts (“EDC”) sales comprises engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method of accounting. Company funded research and development (“R&D”) expenditures relate to internally-funded efforts towards the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2019 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2019. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and nine-month periods ending June 30, 2020 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2020 AND 2019

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Product	91.5%	97.1%	95.1%	93.5%
Engineering development contracts	8.5%	2.9%	4.9%	6.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	41.8%	43.8%	44.4%	41.5%
Engineering development contracts	1.2%	1.2%	1.4%	3.4%
Total cost of sales	43.0%	45.0%	45.8%	44.9%

Gross profit	57.0%	55.0%	54.2%	55.1%

Operating expenses:
Research and development	14.6%	15.7%	14.7%	15.4%
Selling, general and administrative	21.5%	30.9%	29.5%	34.6%
Total operating expenses	36.1%	46.6%	44.2%	50.0%

Operating income	20.9%	8.4%	10.0%	5.1%

Interest income	0.1%	2.2%	1.0%	1.2%
Other income	0.3%	0.5%	0.3%	0.4%
Income before income taxes	21.3%	11.1%	11.3%	6.7%

Income tax expense (benefit)	0.1%	0.0%	(2.0)%	0.1%

Net income	21.2%	11.1%	13.2%	6.7%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net sales. Net sales were $5,953,689 for the three months ended June 30, 2020 compared to $4,589,824 for the three months ended June 30, 2019, an increase of 29.7%. Product sales increased $987,302 in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and EDC sales increased $376,563 from the same period in the prior year. Product sales for the three months ended June 30, 2020 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial transport and general aviation customers and King Air autothrottle systems to our OEM customer. The increase in EDC sales in the current year period was primarily the result of completing a modification contract for a F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $494,399, or 23.9%, to $2,559,016, or 43.0% of net sales, in the three months ended June 30, 2020, compared to $2,064,617 or 45.0% of net sales, in the three months ended June 30, 2019. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements and higher material costs reflecting increased product sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The Company’s overall gross margin was 57.0% and 55.0% for the quarters ended June 30, 2020 and 2019, respectively.

Research and development. R&D expense increased $148,280, or 20.5%, to $870,805, or 14.6% of net sales, in the three months ended June 30, 2020 from $722,525, or 15.7% of net sales, in the three months ended June 30, 2019. The increase in R&D expense in the quarter was primarily the result of increased payroll, payroll related benefits and outside services.

Selling, general and administrative. Selling, general and administrative expense decreased by $136,631 to $1,279,422 in the three months ended June 30, 2020 from $1,416,053 in the three months ended June 30, 2019. As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% of net sales in the three months ended June 30, 2020 from 30.9% of net sales in the three months ended June 30, 2019 reflecting both increased net sales in the current quarter and a reduction in selling, general and administrative expense. The decrease in selling, general and administrative expense in the quarter was primarily the result of a decrease in professional services and trade show expenses.

Interest income. Interest income decreased by $92,149 to $7,767 in the three months ended June 30, 2020 from $99,916 in the three months ended June 30, 2019, mainly a result of lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $8,453 to $16,261 in the three months ended June 30, 2020 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended June 30, 2020 was $8,616 as compared to an income tax expense of $0 for the three months ended June 30, 2019.

The effective tax rate for the three months ended June 30, 2020 was 0.7% and differs from the statutory tax rate primarily due to an increase in the NOL usage due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2020, the valuation allowance decreased by approximately $243,300 to $3,485,000 and is recorded against all its federal and state deferred tax assets.

The effective tax rate for the three months ended June 30, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended June 30, 2019, the valuation allowance decreased by approximately $565,000.

Net income. The Company reported net income for the three months ended June 30, 2020 of $1,259,858 compared to net income of $511,259 for the three months ended June 30, 2019. On a diluted basis, the net income per share was $0.07 for the three months ended June 30, 2020 compared to net income per share of $0.03 for the three months ended June 30, 2019.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Net sales. Net sales were $15,300,182 for the nine months ended June 30, 2020 compared to $12,770,601 for the nine months ended June 30, 2019, an increase of 19.8%. Product sales increased $2,609,259 in the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, and EDC sales decreased $79,678 from the same period in the prior year. Product sales for the nine months ended June 30, 2020 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to the DoD and military subcontractors and general aviation customers. The decrease in EDC sales in the current year period was primarily the result of completing a development contract for a new F-5 air data computer for the U.S. Navy.

Cost of sales. Cost of sales increased $1,275,306, or 22.2%, to $7,008,691, or 45.8% of net sales, in the nine months ended June 30, 2020, compared to $5,733,385 or 44.9% of net sales, in the nine months ended June 30, 2019. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements; higher material costs reflecting increased product sales; and warranty costs due to increased warranty activity for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The Company’s overall gross margin was 54.2% and 55.1% for the nine months ended June 30, 2020 and 2019, respectively.

Research and development. R&D expense increased $282,060, or 14.3%, to $2,249,439, or 14.7% of net sales, in the nine months ended June 30, 2020 from $1,967,379, or 15.4% of net sales, in the nine months ended June 30, 2019. The increase in R&D expense was primarily the result of increased payroll and related benefits and a higher proportion of efforts focused upon internal projects rather than EDC programs, whose costs are reflected in cost of sales rather than as R&D expense.

Selling, general and administrative. Selling, general and administrative expense increased by $99,959, or 2.3%, to $4,514,085 in the nine months ended June 30, 2020 from $4,414,126 in the nine months ended June 30, 2019. The increase in selling, general, and administrative expense in the nine months period was primarily the result of increased sales commissions. As a percentage of net sales, selling, general and administrative expenses decreased to 29.5% of net sales reflecting increased net sales in the nine months ended June 30, 2020 from 34.6% of net sales in the nine months ended June 30, 2019.

Interest income. Interest income increased marginally by $4,410 to $152,358 in the nine months ended June 30, 2020 from $147,948 in the nine months ended June 30, 2019, mainly a result of higher interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $12,254 to $44,760 in the nine months ended June 30, 2020 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the nine months ended June 30, 2020 was $300,786 as compared to an income tax expense of $7,794 for the nine months ended June 30, 2019.

The effective tax benefit rate for the nine months ended June 30, 2020 was 17.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2020, the valuation allowance decreased by approximately $243,000 to $3,485,000 and is recorded against all its federal and state deferred tax assets.

The effective tax rate for the nine months ended June 30, 2019 was 0.9% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the nine months ended June 30, 2019, the valuation allowance decreased by approximately $811,000.

Net income. The Company reported net income for the nine months ended June 30, 2020 of $2,025,871 compared to net income of $853,179 for the nine months ended June 30, 2019. On a diluted basis, the net income per share was $0.12 for the nine months ended June 30, 2020 compared to net income per share of $0.05 for the nine months ended June 30, 2019.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2020	2019
Cash and cash equivalents	$22,984,249	$22,416,830
Accounts receivable	3,864,656	2,348,537
Current assets	32,665,970	29,958,292
Current liabilities	2,562,211	2,219,222
Contract liability	106,341	29,231
Total debt and other non-current liabilities (1)	131,930	129,651
Quick ratio (2)	10.48	11.16
Current ratio (3)	12.75	13.50

	Nine Months Ended June 30,
	2020	2019
Cash flow activites:
Net cash provided by operating activites	$626,221	$2,248,283
Net cash used in investing activites	(67,624)	(75,585)
Net cash provided by financing activites	8,822	-

(1)	Excludes contract liabilities
(2)	The sum of cash and cash equivalents plus accounts receivable, divided by current liabilities
(3)	Current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, and payroll.

The ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results. In direct response to the COVID-19 pandemic, the Company has taken specific actions to ensure the safety of its employees, including increased safety measures and the transitioning of many employees to remote work.

Operating activities

Cash provided by operating activities for the nine months ended June 30, 2020 resulted primarily from net income of $2,025,871, offset by an increase in accounts receivable of $1,516,119.

Cash provided by operating activities for the nine months ended June 30, 2019 resulted primarily from a decrease in accounts receivable of $2,008,000, and net income of $853,000, offset by a decrease in accounts payable of $707,000.

Investing activities

Cash used in investing activities was $67,624 for the nine months ended June 30, 2020 and consisted primarily of the purchase of computer, production and laboratory test equipment.

Cash used in investing activities was approximately $76,000 for the nine months ended June 30, 2019, and consisted primarily of the purchase of production and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $8,822 for the nine months ended June 30, 2020 and consisted primarily of the proceeds from the exercise of stock options by employees.

There was no net cash used by financing activities for the nine months ended June 30, 2019.

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

Impact of the COVID-19 Pandemic

Through the first three quarters of 2020, the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company expects that it may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the nine months ended June 30, 2020:

	Three Months Ended	Nine Months Ended
	June 30, 2020
Backlog, beginning of period	$9,789,412	$5,896,163
Bookings, net	2,682,746	15,922,488
Recognized in revenue	(5,953,689)	(15,300,182)
Backlog, end of period	$6,518,469	$6,518,469

At June 30, 2020, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three- and nine-month periods ended June 30, 2020 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $54,000 and $161,000 with a resulting impact on cash flows of approximately $54,000 and $161,000 for the three- and nine-month periods ended June 30, 2020.

Item 4. Controls and Procedures

(a)       We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2019 and under Item 1A of the Company’s Form 10-Q for the quarterly period ended March 31, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Paycheck Protection Program Application

On May 4, 2020, as a result of the increased costs resulting from, and uncertainty created by, the COVID-19 pandemic and to help ensure adequate liquidity during this period, the Company’s wholly-owned subsidiary, Innovative Solutions and Support LLC, a Pennsylvania limited liability, entered into an unsecured loan in the aggregate principal amount of $1,203,900 with PNC Bank, National Association, the promissory note with respect to which is filed as Exhibit 10.1 to this report. The loan was undertaken pursuant to the Paycheck Protection Program under the CARES Act (and the related regulatory relief programs) enacted by the U.S. federal government to provide economic relief to U.S. companies impacted by the COVID-19 pandemic. However, since the time of the Company’s loan application, additional guidance has been issued by the U.S. Treasury Department and Small Business Administration that creates uncertainty regarding the qualification requirements for a Paycheck Protection Program loan. Out of an abundance of caution and in light of the subsequent guidance, the Company elected to repay the loan in full. On May 15, 2020, the proceeds from the loan, which were not used by the Company, were repaid to PNC Bank, National Association.

Item 6. Exhibits

(a)       Exhibits

10.1	Promissory Note, executed May 4, 2020, between Innovative Solutions and Support LLC and PNC Bank, National Association (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Scheme Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith

(2) Furnished herewith

(3) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 7, 2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 10, 2020	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER

