Form 10-K
period 2020-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2020-12-22
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2507402
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(610) 646-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $.001 per share	ISSC	NASDAQ Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2020 (the last business day of the registrant’s most recently completed second quarter) was approximately $41.4 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2020, there were 17,214,384 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed prior to January 28, 2021 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2020 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of the federal securities laws. These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K and the following factors:

•	difficulties in developing and producing, and market acceptance of, the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, flat panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
•	continued market acceptance of the Company’s air data systems and products;
•	the deferral or termination of programs or contracts for convenience by customers;
•	the potential for losses due to cost overruns on fixed-price contract projects;
•	government budget deficits and the availability of government funding;
•	the ability to gain regulatory approval of products in a timely manner;
•	the loss of one or more key customers, including as a result of bankruptcy or insolvency due to the COVID-19 pandemic;
•	risks related to our self-insurance program;
•	our lack of substantial backlog;
•	the ability to service the international market;
•	the competitive environment and new product offerings from competitors;
•	the impact of the COVID-19 pandemic on the Company’s business;
•	the ability to respond to technological change;
•	delays in receiving components from third-party suppliers, including as a result of the COVID-19 pandemic;
•	challenges associated with the complexity of our products;
•	protection of intellectual property rights;
•	failure to retain/recruit key personnel;
•	risks related to succession planning;
•	variations in our revenue and operating results over time;
•	a cyber security incident;
•	potential litigation;
•	the costs of compliance with present and future laws and regulations;
•	changes in law, including changes to corporate tax laws in the United States affecting the availability of certain tax credits and changes as a result of Brexit;
•	volatility and weakness in capital markets;
•	the efficacy of our internal control over financial reporting;
•	potential future acquisitions; and
•	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC” or the “Commission”).

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

Investors should also be aware that while the Company, from time to time, communicates with securities analysts, it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

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

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron Aviation, Inc. (“Textron”), to supply ThrustSense® on their new production aircraft the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third party service centers.

More recently, on December 9, 2019 the Company received certification from the FAA for a safety mode feature during an engine-out condition for its King Air ThrustSense® Autothrottle. LifeGuard™ provides critical Vmca protection that proportionally reduces engine power to maintain directional control.

We believe the ThrustSense® Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels thereby reducing overall pilot workload. The system computes thrust, holds selected speed/torque, and implements appropriate speed and engine limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. The autothrottle system takes full advantage of the integrated cockpit utilizing weight and balance information for optimal control settings and enabling safety functions like a turbulence control mode.

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, earlier in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

The Company believes that in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

In particular, the ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may ultimately have a direct or indirect material impact on the Company’s business, financial position, liquidity, or ability to service customers or maintain critical operations. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including increased safety measures and the transitioning of many employees to remote work.

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

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

•	Introduction of Autothrottle to General Aviation Market. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as an unmet need in the marketplace and has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense®, IS&S’s new turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and multiple safety features that we believe even exceeds those of much more expensive jet Autothrottle systems. The Company received the first supplemental type certificate (“STC”) ever granted by the FAA for a turboprop autothrottle in June 2017. IS&S intends to continue to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.
•	Focusing on retrofits. Cockpit avionics upgrades for existing aircraft are of great interest in the present environment. We believe the retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS, and ISU system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.
•	Expand presence in the flat panel display market. IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instrument LCDs and CRTs. The Company believes that the COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and to increase market share. In addition, demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.
•	Continuing engineering and product development successes. IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.

•	Maintaining focus on air data markets. The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on the DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems attractive. In addition, higher performance engines in business aircraft are creating a need for the sophisticated air data products which the Company supplies.
•	Increasing sales to DoD, other government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and an OEM program with Pilatus Aircraft Limited (“Pilatus”).
•	Expanding international presence. IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays. IS&S obtained approval from the European Union Aviation Safety Agency (“EASA”) for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types.

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2020, 2019 and 2018, revenues related to FPDS accounted for 80%, 90% and 75%, respectively, of total sales.

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

The ISU is a highly reliable and accurate standby navigation system that is based on IS&S’s merger of COCKPIT/IP® display technology and RVSM air data products coupled with the modern technology in MEMS Gyros that have exceptional stability. An IS&S proprietary algorithm provides for accurate computation of attitude, heading and air data parameters. The unit includes a triaxial magnetometer that is designed to be tolerant to the local soft iron effects.

The display uses a familiar Primary Flight Display format to reduce pilot workload. Logistics and maintenance savings are realized due to increased reliability and a reduction in line-replaceable units. The unit is equipped with built-in test and display of navigational aid and maintenance data.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2020, 2019, and 2018, sales of air data systems and components accounted for 20%, 10% and 25%, respectively, of total sales.

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

Autothrottle – ThrustSense®

The IS&S Autothrottle, ThrustSense®, is a full regime autothrottle, from takeoff to landing phases of flight including go around. ThrustSense® combines full-authority digital engine control (“FADEC”) functionality with low and high speed protection for the Pilatus PC-12 and Beechcraft King Air series aircraft. IS&S believes ThrustSense® improves safety and performance for Pratt and Whitney PT6-powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as the Beechcraft King Air, ThrustSense® provides Vmca protection during an engine out condition. The system is light weight, installs with minimal downtime and provides the user with high value for performance. IS&S believes ThrustSense® can attain fuel savings of 3% and when flying constant angle-of-attack the fuel savings can be as much as 10%. The Company in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on their new production aircraft, the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third party service centers.

The IS&S ThrustSense® Autothrottle is designed to ensure stabilized approaches by controlling speeds during descent. During high pilot workload, the autothrottle is designed to prevent the airplane from becoming dangerously slow or fast and protects against overtorque and overtemp, thereby enhancing the safety and capability of your aircraft.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior and the Department of Homeland Security), American Airlines, Inc. (“AAL”), Boeing, Deutsche Post DHL Group (“DHL”), FedEx Corporation (“FedEx”), Icelandair, L3Harris Technologies, Inc., Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2020, the three largest customers, Pilatus, Dayton T Brown and Kalitta Air accounted for 33%, 12% and 10% of total revenue, respectively. In fiscal year 2019, the two largest customers, Pilatus and Air Transport Services Group Inc. accounted for 25% and 14% of total revenue, respectively. In fiscal year 2018, the largest customer, Pilatus, accounted for 20% of total revenue.

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

Original Equipment Manufacturers

IS&S has signed a multi-year agreement with Textron to supply ThrustSense® on their new production aircraft, the King Air 360 and King Air 260 as described above in “Products-Autothrottle – ThrustSense®”. The Company has developed and manufactures the UMS for Pilatus’ PC-24 aircraft under a multi-year production contract as described above under “Products-Utilities Management System”. The Company also markets its products to other OEMs including, among others, Boeing and Lockheed Martin.

Backlog

	September 30
	2020	2019
Backlog, beginning of period	$5,896,163	$3,598,819
Plus: bookings during period, net	19,339,673	19,869,933
Less: sales recognized during period	(21,595,199)	(17,572,589)
Backlog, end of period	$3,640,637	$5,896,163

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The year over year decrease of $2.3 million was the result of booking of $19.3 million in net new business, offset by $21.6 million in recognized revenue. FPDS backlog as of September 30, 2020 decreased $2.1 million from September 30, 2019, and air data product backlog as of September 30, 2020 decreased by $0.2 million from September 30, 2019. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2020, none of the Company’s backlog was expected to be filled beyond fiscal 2021.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At September 30, 2020, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. As of September 30, 2020, we have thirteen representatives worldwide that are actively selling IS&S products.

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

Our marketing efforts have focused on applicable markets using email campaigns, advertisements, trade shows, web casts, direct mailers and social media. Our Autothrottle offering on the Pilatus PC-12 and King Air have been favorably featured in multiple articles in major publications over the past several years.

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

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal years 2020, 2019 and 2018 net sales outside the United States amounted to $9.4 million, $7.5 million and $4.7 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States. Both the IS&S manufacturing facility and the IS&S repair station are FAA-certified. The most significant product and installation regulations are Technical Standard Orders (“TSOs”) and STCs, which establish the minimum operational performance standards. For example, in April 2019, the FAA issued its TSO authorization and STC for the Company’s ThrustSense® Autothrottle for retrofit in the King Air dual prop PT6 powered aircraft. In February 2019, the FAA issued its TSO authorization and STC for the Company’s B767 Integrated Standby Unit to be used on B767 aircraft in the United States.

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies. EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA. For example, in August 2015, EASA issued an STC on the Company’s B757 ISU to be used on B757 aircraft in the European Union.

In addition to product-related regulations, IS&S is subject to U.S. government procurement regulations with respect to the sale of the Company’s products to government entities or government contractors. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is generally entitled to an equitable adjustment to the contract price, so that the Company receives the purchase price for products or services already delivered, reimbursement for allowable costs incurred and for termination related costs.

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

Manufacturing, Assembly and Materials Acquisition

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into finished systems. Typically, the Company purchases components for products, including any necessary raw materials, from third-party suppliers, a number of which are sole source, and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company’s specifications. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

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

Quality Assurance

Product quality is of vital importance. The Company is ISO 9001 and AS9100D certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. IS&S’s certification to these standards allows the Company to represent to customers that it maintains high-quality industry standards in the education of its employees and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

Competition

The market for the Company’s products is highly competitive. Competitors vary in size and resources, and substantially all of the Company’s competitors are much larger than IS&S and have substantially greater resources. With respect to air data systems and related products, the Company’s principal competitors include Honeywell International Inc., Collins Aerospace, Thales Defense & Security, Inc., and Garmin Ltd. With respect to flat panel displays, principal competitors currently include Honeywell International Inc., Collins Aerospace, L3Harris Technologies, Inc., Garmin Ltd. and GE Aviation Systems. However, as the flat panel display industry evolves and the demand for flat panel displays increases, IS&S may face future competition in this area from other suppliers. The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology, and reliability. IS&S believes that its significant and long-standing customer relationships reflect the Company’s ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2020, the Company holds 47 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, IS&S holds 102 international patents and has 21 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Employees

As of September 30, 2020, IS&S had 86 employees (84 of whom were full-time employees). The Company’s future success depends on its ability to attract, train and retain highly qualified personnel. Competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future. None of the Company’s employees are currently represented by a labor union.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	78	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	63	President
Relland M. Winand	66	Chief Financial Officer

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

Shahram Askarpour has been President since April 2012. Dr. Askarpour joined the Company as a Director of Engineering in 2003, was promoted to Vice President of Engineering in 2005, and was promoted to President on April 2, 2012. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions. Prior to joining IS&S, he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics. He holds a number of key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international, peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton Business School.

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

Summary

An investment in our common stock involves various risks, including risks related to the items listed below. However, you are urged to carefully consider all of the matters discussed in this Part I, Item 1A of this Report under the caption “Risk Factors” (not just those discussed in this summary) in considering our business and prospects.

IS&S-Specific Risk Factors

The Company faces risks relating to:

•	continued market acceptance of the Company’s air data systems and other products;
•	the deferral or termination of programs or contracts for convenience by customers;
•	the potential for losses due to cost overruns on fixed-price contract projects;
•	U.S. federal government budget deficits and audit practices, including the possibility of reductions in government expenditures;
•	the possibility that IS&S may lose one or more key customers;
•	the self-insured portion of IS&S’ employee medical insurance program;
•	our lack of substantial backlog;
•	the ability to service the international market; and
•	intense competition with key competitors.

General Risk Factors

The Company faces risks relating to:

•	the ongoing COVID-19 pandemic;
•	the ability to respond to technological change;
•	delays in receiving components from third-party suppliers;
•	challenges associated with the complexity of our products;
•	our ability to protect our intellectual property rights;
•	failure to retain/recruit key personnel;
•	succession planning;
•	variations in our revenue and operating results over time;
•	a cyber security incident;
•	potential litigation;
•	the costs of compliance with present and future laws and regulations;
•	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits;
•	Brexit;
•	volatility and weakness in capital markets; and
•	the efficacy of our internal control over financial reporting.

IS&S-Specific Risk Factors

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

During fiscal year 2020, approximately 4% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2020 IS&S derived 63% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

In addition, the Company is subject to credit risk associated with the concentration of accounts receivable from its key customers. If any of the Company’s top customers were to become bankrupt or insolvent or otherwise were unable to pay for the products and services provided by the Company, including as a result of the impact of the COVID-19 pandemic on their businesses or financial conditions, then the Company may incur significant write-offs of accounts receivable, incur other impairment charges or result in a significant loss of expected revenues, which may have a material adverse effect on the Company’s results of operations.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2020, none of the Company’s backlog was expected to be filled beyond fiscal 2021, which is below the Company’s historical expectations and may result in lower revenues in future periods. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

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

General Risk Factors

The ongoing COVID-19 pandemic may adversely affect IS&S.

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions that have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and disruption which may adversely affect IS&S’ business and has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. For example, governmental authorities in several jurisdictions have recently implemented or reimplemented orders mandating the cessation of all business activity that is deemed non-essential and, although the Company’s business has to date been deemed essential in many affected markets, there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions.

While the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations, the nature and magnitude of this unprecedented crisis’ ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the duration and severity of the COVID-19 pandemic and the international actions and business restrictions that are being undertaken and implemented as a result of it; governmental, business and other responses to the COVID-19 pandemic, including the promotion of “social distancing,” the issuance of shelter in place orders and restrictions on the Company’s operations, and the possibility that government officials may mandate that the Company provide products or services; the possibility that the COVID-19 pandemic will directly or indirectly delay the issuance of required government approvals, including necessary certifications from the FAA; potential disruptions in the Company’s supply chain; the impact of the COVID-19 pandemic on the Company’s ability to execute its short term and long-term business strategies and initiatives; the extent to which forced remote working arrangements reduce the Company’s ability to manage its business effectively; the extent to which staffing shortages due to members of the Company’s workforce being quarantined or exposed to the coronavirus may be detrimental to the Company’s operations; and the possibility that federal or state governments (including government agencies such as the Treasury Department, the Small Business Administration or the SEC) could promulgate new statutes, regulations, guidance or relief measures, or rescind or modify existing statutes, regulations, guidance or relief measures, in a way that is detrimental to the Company or its business in light of the Company’s prior Paycheck Protection Program loan.

In addition, while the Company cannot predict the magnitude of the impact that the COVID-19 pandemic will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, the Company’s customers or suppliers may themselves assert, or attempt to terminate various agreements and arrangements with us on the basis of, contractual force majeure provisions, and any termination of a significant commercial agreement may adversely harm our operations. Earlier in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers. Additionally, the COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry, which may result in reduced demand for products in the general aviation and commercial air transport markets and therefore for the Company’s products and systems. The impact of the COVID-19 pandemic may also exacerbate other risk factors described under this Part I, Item 1A of this Report, any of which could have a material effect on the Company. For example, the risks associated with potential cybersecurity threats may be magnified given that many of the Company’s employees are currently working remotely using personal electronic devices and home internet connections.

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

The Company’s manufacturing process consists primarily of assembling components purchased from its supply chain. The suppliers may not continue to be available to IS&S, including as a result of the impact of the COVID-19 pandemic on their businesses or financial conditions. If the Company is unable to maintain relationships with key third-party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign or FAA, EASA or other approvals, which could delay the Company’s ability to ship products, and any increase in component costs, including the costs of any necessary raw materials, in the Company’s supply chain could adversely affect the Company’s results of operations.

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

As of September 30, 2020, IS&S holds 47 U.S. patents and has 5 U.S. patent applications pending relating to its technology. In addition, the Company holds 102 international patents and has 12 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough or are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate its technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

The Company is subject to, and must comply with, various laws and regulations, including, but not limited to, the product-related and other regulations of the FAA and the EASA, U.S. government procurement regulations, the rules and regulations of the SEC, and local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. Failure to comply with all applicable laws could result in investigation and remediation costs to the Company and could adversely impact the operations and profits of the Company. In addition, the evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of the upcoming change in the U.S. presidential administration. Any changes to existing laws or regulations, or the adoption of new laws or regulations, could increase our compliance costs and operating costs. In addition, failure to timely comply with regulatory changes could cause payments to be withheld and/or an impact on future business.

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business, financial condition, operating results and cash flows.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” On January 31, 2020, the U.K. officially left the E.U. pursuant to Brexit, with a transitional period during which the U.K. remains bound to the E.U.’s rules and regulations, which is set to expire on December 31, 2020. The ultimate impact on the Company’s business as a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and on the ultimate manner and timing of the U.K.’s final withdrawal from the E.U. following the transitional period.

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

The Company also occupies approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease expiring March, 2021. The Company’s current annual lease expense for this property is approximately $72,000.

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

On November 24, 2020, there were 10 holders of record of the shares of outstanding common stock. This total does not reflect beneficial shareholders who hold their stock in nominee or “street” name through brokerage firms.

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million. The estimated tax characteristic of the dividend per share as of the date hereof is 35% ordinary income and 65% return of capital. This estimate may not be representative of the actual tax characteristic of dividends for the full year. The Company’s Board of Directors has declared an additional special cash dividend subsequent to September 30, 2020, as further described in Note 19, “Subsequent Events,” to the consolidated financial statements, which once paid will affect this estimate. Please refer to Note 19, “Subsequent Events,” for additional information.

The Company did not pay dividends in fiscal 2019 or fiscal 2018. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2015 through and including September 30, 2020, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Innovative Solutions and Support, Inc., the NASDAQ Composite Index,
the Russell 2000 Index and the Dow Jones US Aerospace & Defense Index

*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Copyright© 2020 Russell Investment Group. All rights reserved.

	9/15	9/16	9/17	9/18	9/19	9/20
Innovative Solutions and Support, Inc.	100.00	117.71	134.32	93.73	173.43	273.43
NASDAQ Composite	100.00	116.42	144.00	180.24	181.19	255.40
Russell 2000	100.00	115.47	139.42	160.66	146.38	146.95
Dow Jones US Aerospace & Defense	100.00	116.78	168.16	208.05	222.09	160.63

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2020, 2019 and 2018 and the balance sheet data as at September 30, 2020 and 2019 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2017 and 2016 and the balance sheet data as at September 30, 2018, 2017 and 2016 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Net sales	$21,595,199	$17,572,589	$13,850,372	$16,786,674	$27,969,703
Cost of sales	9,793,224	7,676,119	7,311,923	8,668,348	11,482,323
Gross profit	11,801,975	9,896,470	6,538,449	8,118,326	16,487,380
Research and development	2,955,976	2,489,806	3,575,801	4,456,657	4,873,328
Selling, general and administrative	6,100,545	5,877,920	6,674,187	3,739,234	9,170,865
Total operating expenses	9,056,521	8,367,726	10,249,988	8,195,891	14,044,193
Operating income (loss)	2,745,454	1,528,744	(3,711,539)	(77,565)	2,443,187
Interest income	154,950	249,620	53,561	35,888	33,504
Other income	60,497	73,737	67,724	4,858,224	78,440
Income (loss) before income taxes	2,960,901	1,852,101	(3,590,254)	4,816,547	2,555,131
Income tax (benefit) expense	(308,882)	1,805	63,651	247,920	568,330
Net Income (loss)	$3,269,783	$1,850,296	$(3,653,905)	$4,568,627	$1,986,801

Net income (loss) per common share:
Basic	$0.19	$0.11	$(0.22)	$0.27	$0.12
Diluted	$0.19	$0.11	$(0.22)	$0.27	$0.12

Cash dividends declared per common share	$0.65	$-	$-	$-	$-

Weighted average shares outstanding:
Basic	16,939,302	16,867,550	16,805,991	16,742,461	16,927,055
Diluted	17,114,191	16,942,447	16,805,991	16,855,644	17,039,296

	As of September 30,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$12,603,967	$22,416,830	$20,390,713	$24,680,301	$18,767,661
Restricted Cash	11,180,900	-	-	-	-
Working capital	19,473,305	27,739,070	25,315,334	30,819,796	25,796,195
Total assets	41,545,837	38,557,025	37,633,678	41,037,764	36,488,969
Total shareholders' equity	27,769,031	36,208,152	34,154,470	37,608,380	32,848,004

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

Cost of sales related to product sales comprises material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales primarily comprises salaries and benefits, building occupancy costs, supplies, and outside service costs related to production, purchasing, material control, and quality control. Cost of sales includes warranty costs.

Cost of sales related to Engineering Development Contracts (“EDC”) sales comprises engineering labor, consulting services, and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales, with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded research and development (“R&D”) expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting and other general corporate expenses.

IS&S sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers, and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, earlier in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

In particular, the ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may ultimately have a direct or indirect material impact on the Company’s business, financial position, liquidity, or ability to service customers or maintain critical operations. In direct response to the COVID-19 pandemic, the Company has taken specific actions to ensure the safety of its employees, including increased safety measures and the transitioning of many employees to remote work.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
Net sales:	2020	2019	2018
Product	96.3%	92.0%	97.1%
Engineering development contracts	3.7%	8.0%	2.9%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	44.3%	40.1%	51.4%
Engineering development contracts	1.0%	3.6%	1.4%
Total cost of sales	45.3%	43.7%	52.8%

Gross profit	54.7%	56.3%	47.2%

Operating expenses:
Research and development	13.7%	14.2%	25.8%
Selling, general and administrative	28.2%	33.4%	48.2%
Total operating expenses	41.9%	47.6%	74.0%

Operating income (loss)	12.8%	8.7%	(26.8%)

Interest income	0.7%	1.4%	0.4%
Other income	0.3%	0.4%	0.5%

Income (loss) before income taxes	13.8%	10.5%	(25.9%)

Income tax (benefit) expense	(1.3%)	0.0%	0.5%

Net income (loss)	15.1%	10.5%	(26.4%)

Fiscal Year Ended September 30, 2020 Compared to Fiscal Year Ended September 30, 2019

Net sales. Net sales for fiscal 2020 increased $4.0 million, or 22.9%, to $21.6 million from $17.6 million for fiscal 2019. For fiscal 2020, product sales increased $4.6 million and EDC sales decreased $0.6 million, in each case, compared to fiscal 2019. This increase in product sales primarily reflects increased shipments for OEM programs to general aviation customers, shipments under the U.S. Navy F-5 production contract and increased shipments of displays for retrofit programs to other military customers. These increases were partially offset by reduced shipments of displays for retrofit programs to commercial transport customers compared to fiscal 2019. The decrease in EDC sales was primarily the result of the completion of a development contract for a new air data computer for the U.S. Navy F-5 aircraft and the completion of a development contract in 2019 for a foreign customer on the P-3 aircraft.,

Cost of sales. Cost of sales was $9.8 million or 45.3% of net sales, for fiscal 2020 compared to $7.7 million, or 43.7% of net sales, in fiscal 2019. The increase in cost of sales was primarily the result of an increase in product sales volume. The Company’s overall gross margin in fiscal 2020 was 54.7% compared to 56.3% in fiscal 2019. The fiscal 2020 gross margin percentage decrease reflects increased warranty costs and material costs which was partially offset by an increase in gross margin on EDC programs to 71.5% in fiscal 2020 as compared to 54.7% in fiscal 2019.

Research and development. R&D expense was $3.0 million for fiscal 2020 and $2.5 million for fiscal 2019. R&D expense decreased to 13.7% of net sales in fiscal 2020 compared to 14.2% of net sales in fiscal 2019. R&D expense in fiscal 2020 was $0.5 million greater than fiscal 2019. This decrease in R&D expense resulted primarily from increased personnel, related benefits and the reduction of EDC contract activity whose costs are reflected in cost of sales rather than R&D expense.

Selling, general, and administrative (“SG&A”). SG&A expense increased $0.2 million or 3.8% to $6.1 million or 28.2% of net sales, for fiscal 2020 from $5.9 million, or 33.4%, for fiscal 2019. The increase in SG&A expense was primarily the result of increased personnel costs and related benefits.

Interest income, net. Net interest income of $155,000 in fiscal 2020 decreased by $95,000 as compared to fiscal 2019 interest income of $250,000. The decrease in interest income was primarily the result of lower interest rates in fiscal 2020 as compared to fiscal 2019.

Other income. Other income is primarily composed of royalties earned and decreased by $14,000, to $60,000 in fiscal 2020 from $74,000 in fiscal 2019.

Income taxes. Income tax benefit for the fiscal 2020 was $309,000 as compared to income tax expense of $2,000 for fiscal 2019. The effective tax rate benefit for fiscal 2020 was 10.43% and differs from the statutory rate due to the passing of the CARES Act on March 27, 2020 which allowed for the carryback of the 2018 net operating loss (“NOL”) to fiscal 2017 and fiscal 2016.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2020 was $3.3 million compared to net income of $1.9 million for fiscal 2019. On a fully diluted basis, net income per share was $0.19 for fiscal 2020, compared to a net income of $0.11 per share for fiscal 2019.

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

Research and development. R&D expense was $2.5 million for fiscal 2019 and $3.6 million for fiscal 2018. R&D expense decreased to 14.2% of net sales in fiscal 2019 compared to 25.8% of net sales in fiscal 2018. R&D expense in fiscal 2019 was $1.1 million less than fiscal 2018. This decrease in R&D expense resulted primarily from reduced personnel and consultant costs in fiscal 2019. In addition, in fiscal 2019, EDC programs required a shift of engineering resources from internal R&D.

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

Income taxes. Income tax expense for the fiscal 2019 was $2,000 as compared to income tax expense of $64,000 for fiscal 2018. The effective tax rate for fiscal 2019 was 0.10% and differs from the statutory rate mostly due to a decrease in the deferred tax valuation allowance of approximately $375,000. The majority of this change in valuation allowance was a result of NOL usage. The Tax Act permits an indefinite carryforward period for NOLs.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2019 was $1.9 million compared to net loss of $3.7 million for fiscal 2018. On a fully diluted basis, net income per share was $0.11 for fiscal 2019, compared to a net loss of $0.22 per share for fiscal 2018.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$12,603,967	$22,416,830
Restricted cash (1)	$11,180,900	$-
Accounts receivable	$4,369,111	$2,348,537
Current assets	$33,120,422	$29,958,292
Current liabilities	$13,647,117	$2,219,222
Contract liability	$313,365	$29,231
Other non-current liabilities (2)	$129,689	$129,651
Quick ratio (3)	1.24	11.16
Current ratio (4)	2.43	13.50

	Twelve Months Ended September 30,
	2020	2019	2018
Cash flow activities:
Net cash provided by (used in) operating activities	$2,192,167	$2,107,398	$(1,740,976)
Net cash (used in) investing activities	(118,797)	(81,281)	(2,548,612)
Net cash (used in) financing activities	(705,333)	-	-

(1)	Restricted cash in fiscal year 2020 represents the payment amount for a special cash dividend paid on October 1, 2020
(2)	Excludes contract liability
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

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million and is included in restricted cash on the accompanying consolidated balance sheets. The estimated tax characteristic of the dividend per share as of the date hereof is 35% ordinary income and 65% return of capital. This estimate may not be representative of the actual tax characteristic of dividends for the full year. The Company’s Board of Directors has declared an additional special cash dividend subsequent to September 30, 2020, as further described in Note 19, “Subsequent Events,” to the consolidated financial statements, which once paid will affect this estimate. Please refer to Note 19, “Subsequent Events,” for additional information.

The Company did not pay dividends in fiscal 2019 or fiscal 2018. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including increased safety measures and the transitioning of many employees to remote work.

Operating Activities

The Company generated $2.2 million of cash in operating activities during fiscal 2020 as compared to cash generated of $2.1million during fiscal 2019. The cash generated by operating activities for the year ended September 30, 2020 was primarily generated by net income of $3.3 million, depreciation and amortization of $0.4 million and an increase in both contract liability of $0.3 million and accrued expenses of $0.2 million, partially offset by an increase in accounts receivable of $2.0 million.

The Company generated $2.1 million of cash in operating activities during fiscal 2019 as compared to cash used of $1.7 million during fiscal 2018. The cash generated by operating activities for the year ended September 30, 2019 was primarily generated by net income of $1.9 million and a decrease in accounts receivable of $1.1 million, partially offset by a decrease in accounts payable of $0.5 million and accrued expenses of $0.4 million.

Investing Activities

Cash used in investing activities was $0.1 million for fiscal year 2020 and consisted of spending for production equipment and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Cash used in investing activities was $0.1 million for fiscal year 2019 and consisted of spending for production equipment and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash used by financing activities was $0.7 million for fiscal year 2020 and consisted of tax withholding payments related to an employee’s cashless exercise of stock options of $0.9 million, partially offset by proceeds from exercise of stock options of $0.2 million. Cash used by financing activities was $0 for fiscal year 2019.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures, excluding the purchase of the Hawker Beechcraft B200GT, will remain relatively constant with the levels experienced in fiscal 2019 and fiscal 2018. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2020 mature as follows:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating leases	$47,988	$47,988	$—	$—	$—
Purchase obligations (1)	853,123	853,123	—	—	—
	$901,111	$901,111	$—	$—	$—

(1)	A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These amounts are primarily composed of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year ended September 30, 2020 and September 30, 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal year ended September 30, 2018 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2020 included variable consideration.

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

Revenue from products transferred to customers at a point in time accounted for 97% of our revenue for the fiscal year ended September 30, 2020 and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At September 30, 2020, we had approximately $3,640,637 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 100% of our remaining performance obligations as revenue over the next 12 months with the remaining balance thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal year ended September 30, 2020. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal year ended September 30, 2020.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date, and there were no significant changes in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2020 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. Additionally, there was no change to the Company’s assets or liabilities as of September 30, 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

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

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412.

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

Share-based compensation

The Company accounts for share-based compensation under ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which requires the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-insurance reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2020 and 2019. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2020 and 2019, the estimated liability for medical claims incurred but not reported was $48,200 and $55,700, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $225,200 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2020, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Subsequent Events

On December 10, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on or about December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors. See Note 19, “Subsequent Events,” to the consolidated financial statements for additional information.

New Accounting Pronouncements

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted this guidance on October 1, 2018 using the modified retrospective method. See Note 3, “Financial Statement Impact of Adopting ASC 606,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We adopted ASU 2016-02 effective October 1, 2019 using the required modified retrospective approach. See Note 18, “Lease Recognition,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2020, 2019 and 2018 net sales outside the United States amounted to $9.4 million, $7.5 million and $4.7 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows, but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2020 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $165,000. This would result in a net impact on cash of approximately $165,000 for fiscal 2020.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

December 22, 2020

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$12,603,967	$22,416,830
Restricted Cash	11,180,900	-
Accounts receivable	4,369,111	2,348,537
Contract asset	-	80,182
Inventories	4,291,335	4,470,694
Prepaid expenses and other current assets	675,109	642,049

Total current assets	33,120,422	29,958,292

Property and equipment, net	8,175,872	8,444,692
Other assets	249,543	154,041

Total assets	$41,545,837	$38,557,025

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$790,892	$1,079,073
Dividends payable	11,180,900	-
Accrued expenses	1,361,960	1,110,918
Contract liability	313,365	29,231

Total current liabilities	13,647,117	2,219,222

Non-current deferred income taxes	129,689	129,651

Total liabilities	13,776,806	2,348,873

Commitments and contingencies (See Note 14)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2020 and 2019	-	-

Common stock, $.001 par value: 75,000,000 shares authorized, 19,310,835 and 19,005,487 issued at September 30, 2020 and 2019, respectively	19,311	19,006

Additional paid-in capital	51,458,787	51,987,096
(Accumulated deficit) Retained earnings	(2,340,530)	5,570,587
Treasury stock, at cost, 2,096,451 shares at September 30, 2020 and at
September 30, 2019	(21,368,537)	(21,368,537)

Total shareholders' equity	27,769,031	36,208,152

Total liabilities and shareholders' equity	$41,545,837	$38,557,025

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2020	2019	2018
Net sales:
Product	$20,806,121	$16,165,333	$13,450,803
Engineering development contracts	789,078	1,407,256	399,569
Total net sales	21,595,199	17,572,589	13,850,372

Cost of sales:
Product	9,568,553	7,038,717	7,120,731
Engineering development contracts	224,671	637,402	191,192
Total cost of sales	9,793,224	7,676,119	7,311,923

Gross profit	11,801,975	9,896,470	6,538,449

Operating expenses:
Research and development	2,955,976	2,489,806	3,575,801
Selling, general and administrative	6,100,545	5,877,920	6,674,187
Total operating expenses	9,056,521	8,367,726	10,249,988

Operating income (loss)	2,745,454	1,528,744	(3,711,539)

Interest income	154,950	249,620	53,561
Other income	60,497	73,737	67,724
Income (loss) before income taxes	2,960,901	1,852,101	(3,590,254)

Income tax (benefit) expense	(308,882)	1,805	63,651

Net income (loss)	$3,269,783	$1,850,296	$(3,653,905)

Net income (loss) per common share:
Basic	$0.19	$0.11	$(0.22)
Diluted	$0.19	$0.11	$(0.22)

Weighted average shares outstanding:
Basic	16,939,302	16,867,550	16,805,991
Diluted	17,114,191	16,942,447	16,805,991

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2017	$18,880	$51,583,841	$7,374,196	$(21,368,537)	$37,608,380

Issuance of stock to directors	57	199,938	-	-	199,995
Net (loss)	-	-	(3,653,905)	-	(3,653,905)

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Issuance of stock to directors	69	203,317	-	-	203,386
Net income	-	-	1,850,296	-	1,850,296

Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Share-based compensation	-	17,337	-	-	17,337
Exercise of stock options	232	174,911	-	-	175,143
Issuance of stock to directors	73	159,919	-	-	159,992
Tax withholding related to cashless exercise of stock options	-	(880,476)	-	-	(880,476)
Dividends declared	-	-	(11,180,900)	-	(11,180,900)
Net income	-	-	3,269,783	-	3,269,783

Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,269,783	$1,850,296	$(3,653,905)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	433,510	451,278	436,208
Share-based compensation expense
Stock options	17,337	-	-
Stock awards	160,006	173,492	199,995
Excess and obsolete inventory cost	66,511	98,728	-
Deferred income taxes	38	57	61,852
(Increase) decrease in:
Accounts receivable	(2,020,574)	1,101,356	225,336
Contract asset	80,182	(80,182)	554,190
Inventories	112,848	(289,314)	(100,454)
Prepaid expenses and other current assets	(33,060)	(99,393)	288,899
Other non-current assets	(96,269)	-	-
Increase (decrease) in:
Accounts payable	(288,181)	(450,719)	208,541
Accrued expenses	207,568	(323,972)	(297,016)
Income taxes	(1,666)	3,341	258,931
Contract liability	284,134	(327,570)	76,447
Net cash provided by (used in) operating activities	2,192,167	2,107,398	(1,740,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118,797)	(81,281)	(2,548,612)
Net cash (used in) investing activities	(118,797)	(81,281)	(2,548,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program	1,203,900	-	-
Repayment of paycheck protection program	(1,203,900)	-	-
Proceeds from exercise of stock options	175,143	-	-
Tax withholding related to cashless exercise of stock options	(880,476)	-	-
Net cash (used in) financing activities	(705,333)	-	-

Net increase (decrease) in cash and cash equivalents and restricted cash	1,368,037	2,026,117	(4,289,588)
Cash and cash equivalents and restricted cash, beginning of year	22,416,830	20,390,713	24,680,301

Cash and cash equivalents and restricted cash, end of year	$23,784,867	$22,416,830	$20,390,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,456	$456	$8,456
Cash received from income tax refund	309,712	2,049	265,588

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from unbilled to accounts receivable	$-	$-	$926,632
Cashless exercise of stock options	1,635,000	-	-
Accrual of dividends payable	11,180,900	-	-

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background

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

Major Customers and Products

In fiscal 2020, 2019 and 2018, the Company derived 63%, 53% and 48%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers was $3.4 million, $1.3 million and $1.4 million as of September 30, 2020, 2019 and 2018, respectively.

The largest customer, Pilatus, accounted for 33% of total revenue in fiscal year 2020, 25% of total revenue in fiscal year 2019, and 20% of total revenue in fiscal year 2018.

Flat panel sales were 80%, 90% and 75% of total sales in the years ended September 30, 2020, 2019 and 2018, respectively. Sales of air data systems and components were 20%, 10% and 25% of total sales for the years ended September 30, 2020, 2019 and 2018, respectively. Sales to government contractors and agencies accounted for approximately 32%, 20% and 32% of total sales during fiscal years 2020, 2019 and 2018, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2020 the Company had two suppliers that accounted for 32.8% of the Company’s total inventory related purchases. During fiscal 2019 the Company had two suppliers that accounted for 23.4% of the Company’s total inventory related purchases.

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

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has created significant volatility, uncertainty and disruption which may adversely affect IS&S’ business and has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2020 and 2019 consist of cash on deposit and cash invested in money market funds with financial institutions.

Restricted Cash

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million and is included in restricted cash on the accompanying consolidated balance sheets. The Company did not pay dividends in fiscal 2019 or fiscal 2018. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

As of September 30, 2020, the Company had $12.6 million in cash and cash equivalents and $11.2 million in restricted cash. Total cash and cash equivalents and restricted cash as of September 30, 2020 was $23.8 million.

As of September 30, 2019, the Company had $22.4 million in cash and cash equivalents and $0 in restricted cash. Total cash and cash equivalents and restricted cash as of September 30, 2019 was $22.4 million.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	September 30,	September 30,
	2020	2019
Raw materials	$3,378,246	$3,408,742
Work-in-process	656,382	775,770
Finished goods	256,707	286,182
	$4,291,335	$4,470,694

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2020, 2019 or 2018.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal years ended September 30, 2020 and 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal year ended September 30, 2018was prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts for all periods presented included variable consideration.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 97 percent of our revenue for the fiscal year ended September 30, 2020 and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At September 30, 2020, we had approximately $3,640,637 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 100% of our remaining performance obligations as revenue over the next 12 months with the remaining balance recognized thereafter.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal years ended September 30, 2020 and 2019. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2020 and 2019.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The adoption resulted in no adjustment to the Company’s retained earnings as of the adoption date, and there were no significant changes in the Company’s consolidated statements of operations for the fiscal years ended September 30, 2020 and 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. Additionally, there was no change to the Company’s assets or liabilities as of September 30, 2020 and 2019 as a result of the adoption of ASC 606 on October 1, 2018 compared to if the Company had continued to recognize revenues under previous guidance. The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2019	$80,182	$29,231
Amount transferred to receivables from contract assets	(80,182)	-
Contract asset additions		-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	-	(28,781)
Increases due to invoicing prior to satisfaction of performance obligations	-	312,915
September 30, 2020	$-	$313,365

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the fiscal years ended 2020, 2019 and 2018 are as follows:

	For the Fiscal Year Ended September 30,
	2020	2019	2018
Customer Service Sales	$4,265,086	$3,553,919	$4,047,265
Customer Service Cost of Sales	1,457,995	1,374,227	1,724,167
Gross Profit	$2,807,091	$2,179,692	$2,323,098

Lease Recognition

On October 1, 2019, we adopted ASU 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 18, “Lease Recognition,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412.

Engineering Development

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income”, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal years 2020, 2019 and 2018 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and 2019, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$11,607,293	$—	$—

Fair Value Measurement on September 30, 2019
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$21,450,242	$—	$—

Share-Based Compensation

The Company accounts for share-based compensation under ASC Topic 718, which requires the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award.

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2020 and 2019. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2020 and 2019, the estimated liability for medical claims incurred but not reported was $48,200 and $55,700, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $225,200 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2020, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted this guidance on October 1, 2018 using the modified retrospective method. See Note 3, “Financial Statement Impact of Adopting ASC 606,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as modified, which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We adopted ASU 2016-02 effective October 1, 2019 using the required modified retrospective approach. See Note 18, “Lease Recognition,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. For public entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures and adoption of the additional disclosures can be delayed until the effective date. The Company does not currently expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

4. Net Income Per Share

	For the Fiscal Year Ended September 30,
	2020	2019	2018
Numerator:
Net income (loss)	$3,269,783	$1,850,296	$(3,653,905)
Denominator:
Basic weighted average shares	16,939,302	16,867,550	16,805,991
Dilutive effect of share-based awards	174,889	74,897	-
Diluted weighted average shares	17,114,191	16,942,447	16,805,991

Net income (loss) per common share:
Basic	$0.19	$0.11	$(0.22)
Diluted	$0.19	$0.11	$(0.22)

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2020, 2019 and 2018, there were 104,500, 550,834 and 550,834 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal years 2020 and 2019, 100,000 and 0 shares, respectively were excluded from the calculation of earnings per share as their effect would be anti-dilutive. For fiscal year 2018, all options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5. Contract Asset

Contract asset principally represent sales recorded under the over time method of accounting that have not been billed to customers in accordance with applicable contract terms. Contract asset was $0 and $80,182 at September 30, 2020 and 2019, respectively.

The over time method of accounting for EDC revenue, requires estimates of profit margins for contracts be reviewed by the Company on a quarterly basis. If the initial estimates of revenues and costs under a contract are accurate, the over time method results in the profit margin being recorded evenly as revenue is recognized under the contract. Changes in these underlying estimates because of revisions in revenue and cost estimates or the exercise of contract options may result in profit margins being recognized unevenly over a contract because such changes are accounted for on a cumulative basis in the period in which the estimates are revised. Significant changes in estimates related to accounting for long-term contracts may have a material effect on the Company’s results of operations in the period in which the revised estimates are made. Net cumulative catch-up adjustments resulting from changes in estimates decreased operating income by $0, $16,000 and $0 during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2020	2019
Prepaid insurance	$336,331	$302,376
Other	338,778	339,673
	$675,109	$642,049

7. Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2020	2019
Computer equipment	$2,302,978	$2,285,152
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,031,099	1,033,779
Manufacturing facility	5,733,313	5,733,313
Equipment	5,723,355	5,635,134
Land	1,021,245	1,021,245
	21,413,029	21,309,662
Less accumulated depreciation and amortization	(13,237,157)	(12,864,970)
	$8,175,872	$8,444,692

Depreciation related to property and equipment was approximately $387,617, $423,326 and $430,886 in fiscal years 2020, 2019 and 2018, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

8. Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2020	2019
Intangible assets, net of accumulated amortization of $583,655
at September 30, 2020 and $551,037 at September 30, 2019	$112,851	$49,200
Operating lease right-of-use assets	45,126	-
Other non-current assets	91,566	104,841
	$249,543	$154,041

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2020, 2019 or 2018.

Total intangible amortization expense was $32,618, $19,400 and $0 in fiscal years 2020, 2019 and 2018, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

On October 1, 2019, we adopted ASU 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 18, “Lease Recognition,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

Other non-current assets as of September 30, 2020 and September 30, 2019 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets include $16,266 and $29,541 of prepaid software licenses, that will be earned upon the shipment of a certain product to a customer, as of September 30, 2020 and September 30, 2019, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2020	2019
Warranty	$547,743	$606,680
Salary, benefits and payroll taxes	483,797	212,322
Professional fees	151,956	153,298
Operating lease	45,126	-
Other	133,338	138,618
	$1,361,960	$1,110,918

On October 1, 2019, we adopted ASU 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 18, “Lease Recognition,” to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

Warranty cost and accrual information for fiscal years ended September 30, 2020 and 2019:

	2020	2019
Warranty accrual as of October 1,	$606,680	$854,952
Expense (release) accrual for fiscal year	67,464	(168,589)
Warranty cost incurred for fiscal year	(126,401)	(79,683)
Warranty accrual as of September 30,	$547,743	$606,680

11. Income Taxes

In March 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412.

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2020	2019	2018
Current provision (benefit):
Federal	$(309,401)	$-	$(3,440)
State	481	1,749	5,239

Total current provision	(308,920)	1,749	1,799

Deferred provision
Federal	-	-	61,799
State	38	56	53

Total deferred provision	38	56	61,852

Total current and deferred provision	$(308,882)	$1,805	$63,651

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2020	2019	2018
U.S. Federal statutory tax rate	21.00%	21.0%	24.3%
Rate change due to tax reform	0.0%	0.0%	(9.0)%
State income taxes, net of federal benefit	(2.2)%	(0.9)%	1.9%
Permanent items	(6.3)%	0.8%	(0.1)%
Research and development tax credits	(10.6)%	(0.8)%	1.3%
Valuation allowance	(15.2)%	(20.2)%	(20.3)%
Change in unrecognized tax benefits	2.2%	0.2%	0.9%
123R cancellations and forfeitures	0.0%	0.0%	(0.8)%
Tax Law Changes: CARES Act	0.3%	0.0%	0.0%
Other	0.4%	0.0%	0.0%

Effective income tax rate	(10.4)%	0.1%	(1.8)%

On December 22, 2017, the U.S. government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, including, but not limited to the reduction of the U.S. federal corporate tax rate from 34 percent to 21 percent.

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2020	2019	2018
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$698,233	$690,148	$730,015
Research and development credit	1,589,247	1,331,170	1,318,977
NOL carryforwards -fed/state	2,192,018	2,590,791	2,982,246
Depreciation	(807,522)	(826,724)	(863,796)
Stock options	5,296	348,624	345,608
	3,677,272	4,134,009	4,513,050

Less: Valuation allowance	(3,471,164)	(3,922,620)	(4,296,553)

Total deferred tax assets	206,108	211,389	216,497

Deferred tax liabilities:
Depreciation	(335,797)	(341,040)	(346,091)

Total deferred tax liabilities	(335,797)	(341,040)	(346,091)

Net deferred tax (liability) asset	$(129,689)	$(129,651)	$(129,594)

At September 30, 2020 and 2019, the Company had state NOL carryforwards of approximately $24,392,000 and $24,009,000, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $1,589,000 and $1,331,000 in fiscal 2020 and 2019, respectively, which begin to expire in varying amounts after fiscal year ending September 30, 2029.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The change in the valuation allowance for the period ended September 30, 2020 and September 30, 2019 was approximately $451,000 and $375,000, respectively.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2020	2019	2018
Balance at beginning of year	$546,000	$540,000	$570,000
Unrecognized tax benefits related to prior years	39,000	-	52,000
Unrecognized tax benefits related to current year	37,000	6,000	11,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(7,000)	-	(93,000)

Balance at end of year	$615,000	$546,000	$540,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $615,000, $546,000 and $540,000 at September 30, 2020, 2019 and 2018, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2020 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2020 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2020, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2020, 2019 and 2018, the Company recognized expense of $0, $0 and $0, respectively, for interest (net of federal impact) within income tax expense.

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

12. Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $112,000, $96,000 and $110,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

13. Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $177,000, $173,000 and $200,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately $17,000, $0 and $0 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

The Company has two share-based compensation plans: (1) the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which terminated with respect to the grant of any new awards on January 20, 2019, and (2) the 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”). The 2009 Plan and the 2019 Plan were approved by the shareholders on March 12, 2009 and April 2, 2019, respectively.

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

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2020, 2019 and 2018, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2017	556,834	$3.32	$177,043
Granted	-	-	-
Exercised	-	-	-
Cancelled	(6,000)	3.78	-

Outstanding at September 30, 2018	550,834	$3.32	$15,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at September 30, 2019	550,834	$3.32	$761,767
Granted	-	-	-
Exercised	(546,334)	3.31	1,926,782
Cancelled			-

Outstanding at September 30, 2020	4,500	$3.78	$13,770
Vested and expected to vest	4,500	$3.78	$13,770
Options exercisable at September 30, 2020	4,500	$3.78	$13,770

The following table summarizes information about stock options under the 2009 Plan at September 30, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2020	Weighted- Average Exercise Price
$0.00 - $5.00	4,500	0.9	$3.78	4,500	$3.78

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

The Company did not grant any options under the 2009 Plan in fiscal years 2020, 2019 and 2018.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $0 for each of the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was approximately $0, $173,000 and $200,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

At September 30, 2020, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of September 30, 2020, there were 716,635 shares of common stock available for awards under the 2019 Plan.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2020, and changes during the periods then ended:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2019	-	$-	$-
Granted	100,000	7.10	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at September 30, 2020	100,000	$7.10	$-
Vested and expected to vest	100,000	$7.10	$-
Options exercisable at September 30, 2020	-	$-	$-

The following table summarizes information about stock options under the 2019 Plan at September 30, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding As of September 30, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	As of September 30, 2020	Weighted- Average Exercise Price

$0.00 - $5.00	100,000	9.9	$7.1	-	$-

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

Below are the fair value assumptions used to record compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2020	2019 (1)	2018 (1)
Expected dividend rate	-	-	-
Expected volatility	58.4%	-%	-%
Weighted average risk-free interest rate	0.3%	-%	-%
Expected lives (years)	5.5	-	-

(1) The Company did not grant any options in fiscal 2019 and 2018

The Company granted 100,000 options in fiscal year 2020.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was $17,337 for fiscal year ended September 30, 2020 and $0 for each of the fiscal years ended September 30, 2019 and 2018, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2019 Plan was approximately $160,000, $0 and $0 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

At September 30, 2020, unrecognized compensation expense of approximately $345,363, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

14. Commitments and Contingencies

Operating Leases

Rent expense under operating leases totaled approximately $141,000, $140,000 and $113,000 for the years ended September 30, 2020, 2019 and 2018, respectively. Future minimum lease payments under non-cancelable operating leases are $48,000 for the year ended September 30, 2020.

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $853,123, $1,082,928 and $730,275 as of September 30, 2020, 2019 and 2018, respectively.

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

15. Related Party Transactions

The Company incurred legal fees of $15,000, $8,000 and $0 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively with a lawyer who is a shareholder of the Company.

16. Quarterly Financial Data (unaudited)

Summarized quarterly results of operations of the Company for the years ended September 30, 2020 and September 30, 2019 are presented below:

	Fiscal Year Ended September 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$4,511,428	$4,835,065	$5,953,689	$6,295,017
Cost of sales	1,909,781	2,539,894	2,559,016	2,784,533
Gross profit	2,601,647	2,295,171	3,394,673	3,510,484
Operating income	231,758	51,763	1,244,446	1,217,487
Net income	327,908	438,105	1,259,858	1,243,912

Net income per common share
Basic	$0.02	$0.03	$0.07	$0.07
Diluted	$0.02	$0.03	$0.07	$0.07

	Fiscal Year Ended September 30, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,977,650	$4,203,127	$4,589,824	$4,801,988
Cost of sales	1,811,847	1,856,921	2,064,617	1,942,734
Gross profit	2,165,803	2,346,206	2,525,207	2,859,254
Operating (loss) income	96,015	173,067	386,629	873,033
Net income	139,421	202,499	511,259	997,117

Net (loss) income per common share
Basic	$0.01	$0.01	$0.03	$0.06
Diluted	$0.01	$0.01	$0.03	$0.06

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

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2020, 2019 and 2018, net sales outside the United States amounted to $9.4 million, $7.5 million and $4.7 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal years 2020, 2019 and 2018, the Company derived 80%, 90% and 75%, respectively, of its total product revenue from sales of FPDS. During fiscal years 2020, 2019 and 2018, the Company derived 20%, 10% and 25%, respectively, of total product revenues from the sale of air data systems related products. During fiscal 2020, 2019 and 2018, the Company derived 4%, 8% and 3%, respectively, of total revenues from the sale of EDC services.

18. Lease Recognition

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

Our leases typically include a combination of fixed and variable payments. Fixed payments are generally included when measuring the right-of-use asset and lease liability. Variable payments, which primarily represent payments based on usage of the underlying asset, are generally excluded from such measurement and expensed as incurred. In addition, certain of our lease arrangements may contain a lease coupled with an arrangement to provide other services, such as maintenance, or may require us to make other payments on behalf of the lessor related to the leased asset, such as payments for taxes or insurance. As permitted by ASU 2016-02, we have elected to account for these non-lease components together with the associated lease component if included in the lease payments. This election has been made for each of our asset classes.

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

The impact of the adoption of ASU 2016-02 on the balance sheet as of October 1, 2019 was:

	As Reported		Balance
	September 30, 2019	Increase	October 1, 2019
Operating lease right-of-use assets	$-	$130,018	$130,018
Total assets	38,557,025	130,018	38,687,043
Operating lease liabilities	-	84,892	84,892
Total current liabilities	2,219,222	84,892	2,304,114
Operating lease liabilities non-current	-	45,126	45,126
Total liabilities	2,348,873	45,126	2,393,999
Total liabilities and equity	38,557,025	130,018	38,687,043

Future minimum lease payments under operating leases are as follows at September 30, 2019:

	Twelve Months
	Ending	Operating
	September 30,	Leases
	2020	$86,822
	2010	47,988
Total minimum lease payments		$134,810
Amount representing interest		(4,792)
Present value of minimum lease payments		130,018
Current portion		(84,892)
Long-term portion of lease obligations		$45,126

Rent expense and cash paid for various operating leases in aggregate are $141,000 for the periods ended September 30, 2020. The weighted average remaining lease term is 0.6 years and the weighted average discount rate is 5.0% as of September 30, 2020.

Future minimum lease payments under operating leases are as follows at September 30, 2020:

	Twelve Months
	Ending September 30,	Operating Leases
	2021	$47,988
		-
Total minimum lease payments		$47,988
Amount representing interest		(2,862)
Present value of minimum lease payments		45,126
Current portion		(45,126)
Long-term portion of lease obligations		$-

19. Subsequent Events

On December 10, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on or about December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The total dividend payment is estimated to be approximately $8.6 million. Factoring in the payment of this dividend, the estimated tax characteristic of both this dividend per share and the Company’s earlier $0.65 per share special cash dividend which was payable on October 1, 2020 is 20% ordinary income and 80% return of capital.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.

(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2020, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2020.

Plan Category	Number of Securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	104,500	$6.96	716,635
Equity compensation plans not approved by security holders	—	—	—
Total	104,500	—	716,635

Prior to January 20, 2019, the Company made annual grants of restricted stock awards under the 2009 Plan to its non-employee directors. In the fiscal years ended September 30, 2020, 2019 and 2018, the Company granted to its non-employee directors a total of 0, 68,437 and 54,470 restricted shares, respectively, under the 2009 Plan.

Going forward, the Company expects to make annual grants of restricted stock awards to its non-employee directors under the 2019 Plan. In the fiscal years ended September 30, 2020, 2019 and 2018, the Company granted to its non-employee directors a total of 73,056, 0 and 0 restricted shares, respectively, under the 2019 Plan.

Total share-based compensation expense for non-employee directors was $160,000, $173,000 and $200,000 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

See index to Financial Statements at Item 8 on page 36 of this report.

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

Dated: December 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 22, 2020
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 22, 2020
Shahram Askarpour

/s/ Relland M. Winand	Chief Financial Officer (Principal Accounting Officer)	December 22, 2020
Relland M. Winand

/s/ Glen R. Bressner	Director	December 22, 2020
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 22, 2020
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 22, 2020
Robert E. Mittelstaedt, Jr.

/s/ Roger A. Carolin	Director	December 22, 2020
Roger A. Carolin