Form 10-Q
period 2020-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2021-02-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 29, 2021, there were 17,241,872 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2020

PART I–FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Decmber 31,	September 30,
	2020	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,608,255	$12,603,967
Restricted Cash	-	11,180,900
Accounts receivable	2,544,529	4,369,111
Inventories	4,180,743	4,291,335
Prepaid expenses and other current assets	850,861	675,109

Total current assets	13,184,388	33,120,422

Property and equipment, net	8,155,667	8,175,872
Other assets	208,093	249,543

Total assets	$21,548,148	$41,545,837

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$727,593	$790,892
Dividends payable	-	11,180,900
Accrued expenses	1,121,818	1,361,960
Contract liability	121,473	313,365

Total current liabilities	1,970,884	13,647,117
Non-current deferred income taxes	129,689	129,689

Total liabilities	2,100,573	13,776,806

Commitments and contingencies (See Note 6)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Common stock, $.001 par value: 75,000,000 shares authorized, 19,310,835 issued at December 31, 2020 and September 30, 2020	19,311	19,311

Additional paid-in capital	51,504,378	51,458,787
(Accumulated deficit)	(10,707,577)	(2,340,530)
Treasury stock, at cost, 2,096,451 shares at December 31, 2020 and September 30, 2020	(21,368,537)	(21,368,537)

Total shareholders' equity	19,447,575	27,769,031

Total liabilities and shareholders' equity	$21,548,148	$41,545,837

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2020	2019
Net Sales:
Product	$4,802,835	$4,458,694
Engineering development contracts	66,817	52,734
Total net sales	4,869,652	4,511,428

Cost of sales:
Product	2,294,294	1,844,480
Engineering development contracts	9,535	65,301
Total cost of sales	2,303,829	1,909,781

Gross profit	2,565,823	2,601,647

Operating expenses:
Research and development	600,298	666,615
Selling, general and administrative	1,733,154	1,703,274
Total operating expenses	2,333,452	2,369,889

Operating income	232,371	231,758

Interest income	879	78,870
Other income	16,392	17,280
Income before income taxes	249,642	327,908

Income tax expense	9,497	-

Net income	$240,145	$327,908

Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average shares outstanding:
Basic	17,214,384	16,909,036
Diluted	17,216,287	17,081,578

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2020
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	-	45,591	-	-	45,591
Dividends declared	-	-	(8,607,192)	-	(8,607,192)
Net income	-	-	240,145	-	240,145

Balance, December 31, 2020	$19,311	$51,504,378	$(10,707,577)	$(21,368,537)	$19,447,575

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended December 31 ,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$240,145	$327,908
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	113,682	104,135
Share-based compensation expense
Stock options	45,591	-
(Increase) decrease in:
Accounts receivable	1,824,582	(628,212)
Contract asset	-	80,182
Inventories	110,592	(201,769)
Prepaid expenses and other current assets	(175,752)	(42,109)
Income taxes receivable	-	(2,456)
Increase (decrease) in:
Accounts payable	(63,299)	(101,437)
Accrued expenses	(228,820)	218,758
Income taxes payable	9,497	-
Contract liability	(191,892)	4,355
Net cash provided by (used in) operating activities	1,684,326	(240,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72,846)	(17,429)
Net cash (used in) investing activities	(72,846)	(17,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	(19,788,092)	-
Net cash (used in) financing activities	(19,788,092)	-

Net (decrease) in cash and cash equivalents and restricted cash	(18,176,612)	(258,074)
Cash and cash equivalents and restricted cash, beginning of year	23,784,867	22,416,830

Cash and cash equivalents and restricted cash, end of year	$5,608,255	$22,158,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$2,456

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2020 is derived from the audited financial statements of the Company. Operating results for the three-month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Principles of Consolidation

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

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, long term contracts, allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contract (“EDC”) programs, percentage of completion on EDC contracts, recoverability of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2020 and September 30, 2020 consist of cash on deposit and cash invested in money market funds with financial institutions.

Restricted Cash

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million and is included in restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2020.

On December 10, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on or about December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The total dividend payment was approximately $8.6 million.

The Company did not pay dividends in the three-month period ended December 31, 2019. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

As of December 31, 2020, the Company had $5.6 million in cash and cash equivalents and $0 in restricted cash. Total cash and cash equivalents and restricted cash as of December 31, 2020 was $5.6 million.

As of September 30, 2020, the Company had $12.6 million in cash and cash equivalents and $11.2 million in restricted cash. Total cash and cash equivalents and restricted cash as of September 30, 2020 was $23.8 million.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-month period ended December 31, 2020 or 2019.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$4,800,880	$-	$-

Fair Value Measurement on September 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$11,607,293	$-	$-

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal years ended September 30, 2020 and 2019 reflect the application of ASC 606 guidance. The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent and 99.6 percent of our revenue for the quarters ended December 31, 2020 and 2019, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At December 31, 2020, we had $4,187,271 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of the Company’s backlog as revenue over the next twelve months.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month periods ended December 31, 2020 and 2019, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-month periods ended December 31,2020 and 2019, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities
September 30, 2020	$313,365
Amount transferred to receivables from contract assets	-
Contract asset additions	-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(278,472)
Increases due to invoicing prior to satisfaction of performance obligations	86,580
December 31, 2020	$121,473

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-month periods ended December 31, 2020 and 2019 respectively are as follows:

	For the Three Months Ended December 31,
	2020	2019
Customer Service Sales	$815,503	$1,189,040
Customer Service Cost of Sales	316,637	349,615
Gross Profit	$498,866	$839,425

Lease Recognition

On October 1, 2019, we adopted ASU 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 7, “Leases,” to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was setup for this amount as of March 31, 2020 and the cash has since been received.

On December 27, 2020, the Consolidations Appropriations Act (“CAA”) 2020 was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company’s tax provision.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At December 31, 2020, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-month periods ended December 31, 2020 and 2019, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2020 and September 30, 2020, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2020 and September 30, 2020, the estimated liability for medical claims incurred but not reported was $44,787 and $48,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $250,146 and 225,200 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2020 and September 30, 2020, respectively.

Concentrations

Major Customers and Products

In the three-month period ended December 31, 2020, three customers, Sierra Nevada Corporation, Amazon.com, Inc. and Textron Aviation, Inc, accounted for 17%, 12% and 11% of net sales, respectively. In the three-month period ended December 31, 2019, two customers, Pilatus Aircraft Ltd (“Pilatus”) and Empresa Nacional de Aeronautica, accounted for 32% and 22% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three-month period ended December 31, 2020, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three-month period ended December 31, 2019, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”) which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. We adopted this update effective October 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	Decmber 31,	September 30,
	2020	2020
Raw materials	$3,248,163	$3,378,246
Work-in-process	663,900	656,382
Finished goods	268,680	256,707
	$4,180,743	$4,291,335

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	Decmber 31,	September 30,
	2020	2020
Prepaid insurance	$576,804	$336,331
Other	274,057	338,778
	$850,861	$675,109

Property and equipment

Property and equipment, net consists of the following:

	Decmber 31,	September 30,
	2020	2020
Computer equipment	$2,308,218	$2,302,978
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	1,019,891	1,031,099
Manufacturing facility	5,733,313	5,733,313
Equipment	5,776,906	5,723,355
Land	1,021,245	1,021,245
	21,460,612	21,413,029
Less: accumulated depreciation and amortization	(13,304,945)	(13,237,157)
	$8,155,667	$8,175,872

Depreciation and amortization related to property and equipment was approximately $93,051 and $96,644 for the three-month periods ended December 31, 2020 and 2019, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	Decmber 31,	September 30,
	2020	2020
Intangible assets, net of accumulated amortization of $603,569 and $583,655
at December 31, 2020 and September 30, 2020, respectively	$92,937	$112,851
Operating lease right-of-use asset	24,307	45,126
Other non-current assets	90,849	91,566
	$208,093	$249,543

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three months ended December 31, 2020 and 2019.

Intangible asset amortization expense was approximately $19,914 and $4,800 for the three months ended December 31, 2020 and 2019, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of December 31, 2020 and September 30, 2020 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of December 31, 2020 and September 30, 2020 includes $15,548 and $16,266, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $717 and $2,691 for the three months ended December 31, 2020 and 2019, respectively.

Accrued expenses

Accrued expenses consist of the following:

	Decmber 31,	September 30,
	2020	2020
Warranty	$578,172	$547,743
Salary, benefits and payroll taxes	180,218	483,797
Professional fees	235,661	151,956
Operating lease	24,307	45,126
Other	103,460	133,338
	$1,121,818	$1,361,960

Warranty cost and accrual information for the three-month period ended December 31, 2020 is highlighted below:

Three Months Ending December 31, 2020
Warranty accrual, beginning of period	$547,743
Accrued expense	73,866
Warranty cost	(43,437)
Warranty accrual, end of period	$578,172

3. Income Taxes

In March 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was setup for this amount as of March 31, 2020 and the cash has since been received.

On December 27, 2020, the CAA was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company’s tax provision.

The income tax expense for the three-month period ended December 31, 2020 was $9,497 as compared to an income tax expense of $0 for the three-month period ended December 31, 2019.

The effective tax rate for the three-month period ended December 31, 2020 was 3.8% and differs from the statutory tax rate primarily due to net operating loss realization due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2020, the valuation allowance decreased by approximately $40,000.

The effective tax rate for the three months ended December 31, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization. This loss realization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2019 the valuation allowance decreased by approximately $55,000.

4. Shareholders’ Equity and Share-Based Payments

At December 31, 2020, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $45,591 and $0 for the three-month periods ended December 31, 2020 and 2019, respectively. The income tax impact recognized as a (charge) credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately $45,591 and $0 for the three-month periods ended December 31, 2020 and 2019, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

The compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three-month periods ended December 31, 2020 and 2019. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for the three-month periods ended December 31, 2020 and 2019, respectively. Total compensation expense associated with the 2009 Plan was approximately $0 for the three-month periods ended December 31, 2020 and 2019, respectively.

At December 31, 2020, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of December 31, 2020, there were 716,635 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to options issued to employees under the 2019 Plan was $45,591 and $0 for each of the three-month periods ended December 31, 2020 and 2019, respectively. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month periods ended December 31, 2020 and 2019, respectively. Total compensation expense associated with the 2019 Plan was approximately $45,591 and $0 for each of the three-month periods ended December 31, 2020 and 2019, respectively.

At December 31, 2020, unrecognized compensation expense of approximately $299,772, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income	$240,145	$327,908
Denominator:
Basic weighted average shares	17,214,384	16,909,036
Dilutive effect of share-based awards	1,903	172,542
Diluted weighted average shares	17,216,287	17,081,578

Earnings per common share:
Basic EPS	$0.01	$0.02
Diluted EPS	$0.01	$0.02

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of December 31, 2020 and 2019, there were 104,500 and 550,834 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three months ended December 31, 2020 and 2019, respectively, 100,000 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2020:

Classification on the Consolidated Balance Sheet on December 31, 2020
Assets
Operating leases	Other assets	$24,307

Liabilities
Operating leases- current	Accrued expenses	$24,307
Operating leases – noncurrent	Other liabilities	$0
Total lease liabilities		$24,307

Rent expense and cash paid for various operating leases in aggregate are $21,952 and $21,430 for the three-month periods ended December 31, 2020. The weighted average remaining lease term is 0.4 years and the weighted average discount rate is 5.0% as of December 31, 2020.

Future minimum lease payments under operating leases are as follows at December 31, 2020:

	Twelve Months
	Ending	Operating
	December 31, 2021	Leases
		$23,590
		-
Total minimum lease payments		$23,590
Amount representing interest		718
Present value of minimum lease payments		24,307
Current portion		(24,307)
Long-term portion of lease obligations		$-

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and the following factors:

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 pandemic will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

On the other hand, the Company believes that in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

In particular, the ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may ultimately have a direct or indirect material impact on the Company’s business, financial position, liquidity, or ability to service customers or maintain critical operations. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including temperature monitoring, frequent sanitization of workspaces, observance of social distancing protocols, and other increased safety measures, as well as the transitioning of many employees to remote work.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2020 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2020. See also Note 1 to the unaudited condensed consolidated financial statements for the three-month period ending December 31, 2020 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2020 AND 2019

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2020	2019
Net sales:
Product	98.6%	98.8%
Engineering development contracts	1.4%	1.2%
Total net sales	100.0%	100.0%

Cost of sales:
Product	47.1%	40.9%
Engineering development contracts	0.2%	1.4%
Total cost of sales	47.3%	42.3%

Gross profit	52.7%	57.7%

Operating expenses:
Research and development	12.3%	14.8%
Selling, general and administrative	35.6%	37.8%
Total operating expenses	47.9%	52.6%

Operating income	4.8%	5.1%

Interest income	0.0%	1.7%
Other income	0.3%	0.4%
Income before income taxes	5.1%	7.2%

Income tax expense	0.2%	0.0%

Net income	4.9%	7.2%

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Net sales. Net sales were $4,869,652 for the three months ended December 31, 2020 compared to $4,511,428 for the three months ended December 31, 2019, an increase of 7.9%. Product sales increased $344,141 in the three months ended December 31, 2020 compared to the three months ended December 31, 2019, and EDC sales increased $14,083 from the same period in the prior year. Product sales for the three months ended December 31, 2020 increased from the same period in the prior year primarily because of increased shipments of displays for retrofit programs to commercial transport customers and King Air autothrottle systems to our OEM customer. The increase in EDC sales in the current year period was primarily the result of an increase in a military modification contract.

Cost of sales. Cost of sales increased $394,048, or 20.6%, to $2,303,829, or 47.3% of net sales, in the three months ended December 31, 2020, compared to $1.909.781 or 42.3% of net sales, in the three months ended December 31, 2019. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements and higher warranty accrual expense for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The Company’s overall gross margin was 52.7% and 57.7% for the quarters ended December 31, 2020 and 2019, respectively.

Research and development. R&D expense decreased $66,317, or 9.9%, to $600,298, or 12.3% of net sales, in the three months ended December 31, 2020 from $666,615, or 14.8% of net sales, in the three months ended December 31, 2019. The decrease in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon product development programs that were allocated to cost of sales in the quarter rather than internal projects offset by an increase in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $29,880 to $1,733,154 in the three months ended December 31, 2020 from $1,703,274 in the three months ended December 31, 2019. As a percentage of net sales, selling, general and administrative expenses decreased to 35.6% of net sales in the three months ended December 31, 2020 from 37.8% of net sales in the three months ended December 31, 2019 reflecting increased net sales in the current quarter. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in payroll and payroll related benefits offset by a decrease in commissions and trade show related expenses.

Interest income. Interest income decreased by $77,991 to $879 in the three months ended December 31, 2020 from $78,870 in the three months ended December 31, 2019, mainly a result of decreased cash balance and lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $888 to $16,392 in the three months ended December 31, 2020 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended December 31, 2020 was $9,497 as compared to an income tax expense of $0 for the three months ended December 31, 2019.

The effective tax rate for the three-month period ended December 31, 2020 was 3.8% and differs from the statutory tax rate primarily due to net operating loss realization due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2020, the valuation allowance decreased by approximately $40,000.

The effective tax rate for the three-month period ended December 31, 2019 was 0% and differs from the statutory tax rate primarily due to net operating loss realization due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2019, the valuation allowance decreased by approximately $55,000.

Net income. The Company reported net income for the three months ended December 31, 2020 of $240,145 compared to net income of $327,908 for the three months ended December 31, 2019. On a diluted basis, the net income per share was $0.01 for the three months ended December 31, 2020 compared to net income per share of $0.02 for the three months ended December 31, 2019.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	Decmber 31,	September 30,
	2020	2020
Cash and cash equivalents	$5,608,255	$12,603,967
Restricted cash (1)	-	11,180,900
Accounts receivable	2,544,529	4,369,111
Current assets	13,184,388	33,120,422
Current liabilities	1,970,884	13,647,117
Contract liability	121,473	313,365
Total debt and other non-current liabilities (2)	129,689	129,689
Quick ratio (3)	4.14	1.24
Current ratio (4)	6.69	2.43

	Three Months Ended December 31,
	2020	2019
Cash flow activites:
Net cash provided by (used in) operating activites	$1,684,326	$(240,645)
Net cash used in investing activites	(72,846)	(17,429)
Net cash used in financing activites	(19,788,092)	-

(1)	Restricted cash as of September 30, 2020 represents the payment amount for a special cash dividend paid on October 1, 2020

(2)	Excludes contract liability

(3)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities

(4)	Calculated as: current assets divided by current liabilities

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

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million and is included in restricted cash on the accompanying consolidated balance sheets. The estimated tax characteristic of the dividend per share as of the date hereof (without giving effect to the Company’s subsequent dividend discussed below) is 35% ordinary income and 65% return of capital.

On December 10, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on or about December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The total dividend payment was approximately $8.6 million. Factoring in the payment of this dividend, the estimated tax characteristic of both this dividend per share and the Company’s earlier $0.65 per share special cash dividend is 23% ordinary income and 77% return of capital. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including temperature monitoring, frequent sanitization of workspaces, observance of social distancing protocols, and other increased safety measures, as well as the transitioning of many employees to remote work.

Operating activities

Cash provided by operating activities for the three months ended December 31, 2020 resulted primarily from a decrease in accounts receivable of $1,824,582, offset by a decrease in accrued expenses of $228,820.

Cash used in operating activities for the three months ended December 31, 2019 resulted primarily from increases in accounts receivable of $628,212 and inventories of $201,769, offset by an increase in accrued expenses of $218,758 and funding from net income of $327,908.

Investing activities

Cash used in investing activities was $72,846 for the three months ended December 31, 2020 and consisted primarily of the purchase of computer, production and laboratory test equipment.

Cash used in investing activities was approximately $17,429 for the three months ended December 31, 2019 and consisted primarily of the purchase of computer equipment.

Financing activities

Net cash used in financing activities was $19,788,092 for the three months ended December 31, 2020, compared to $0 for the same period in the prior year. The change to financing activities relates to the increase in the dividend paid in the three months ended December 31, 2020, compared to no dividend paid in the three months ended December 31, 2019.

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

Impact of the COVID-19 Pandemic

Through the first quarter of this fiscal year, the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company expects that it may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three months ended December 31, 2020:

Three Months Ended
December 31, 2020
Backlog, beginning of period	$3,640,637
Bookings, net	5,416,286
Recognized in revenue	(4,869,652)
Backlog, end of period	$4,187,271

At December 31, 2020, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended December 31, 2020 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $21,000 with a resulting impact on cash flows of approximately $21,000 for the three-month periods ended December 31, 2020.

Item 4. Controls and Procedures

(a)            We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 12, 2021	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER