Form 10-Q
period 2021-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2021-05-17
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from _____________________ to ___________________________]

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of Principal Executive Offices)	(Zip Code)

(610) 646-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISSC	NASDAQ Stock Market LLC

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

As of April 30, 2021, there were 17,241,872 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2021

PART I–FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,997,691	$12,603,967
Restricted cash	-	11,180,900
Accounts receivable	2,847,567	4,369,111
Inventories	4,654,111	4,291,335
Prepaid expenses and other current assets	836,061	675,109

Total current assets	14,335,430	33,120,422

Property and equipment, net	8,286,005	8,175,872
Other assets	174,471	249,543

Total assets	$22,795,906	$41,545,837

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,054,409	$790,892
Dividends payable	-	11,180,900
Accrued expenses	1,259,010	1,361,960
Contract liability	92,072	313,365

Total current liabilities	2,405,491	13,647,117
Non-current deferred income taxes	129,689	129,689

Total liabilities	2,535,180	13,776,806

Commitments and contingencies (See Note 6)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2021 and September 30, 2020	-	-

Common stock, $.001 par value: 75,000,000 shares authorized, 19,338,323 and 19,310,835 issued at March 31, 2021 and September 30, 2020	19,338	19,311

Additional paid-in capital	51,708,925	51,458,787
(Accumulated deficit)	(10,099,000)	(2,340,530)
Treasury stock, at cost, 2,096,451 shares at March 31, 2021 and September 30, 2020	(21,368,537)	(21,368,537)

Total shareholders' equity	20,260,726	27,769,031

Total liabilities and shareholders' equity	$22,795,906	$41,545,837

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales:
Product	$5,102,670	$4,645,682	$9,905,505	$9,104,376
Engineering development contracts	19,175	189,383	85,992	242,117
Total net sales	5,121,845	4,835,065	9,991,497	9,346,493

Cost of sales:
Product	2,211,649	2,464,697	4,505,943	4,309,177
Engineering development contracts	7,205	75,197	16,740	140,498
Total cost of sales	2,218,854	2,539,894	4,522,683	4,449,675

Gross profit	2,902,991	2,295,171	5,468,814	4,896,818

Operating expenses:
Research and development	689,654	712,019	1,289,952	1,378,634
Selling, general and administrative	1,602,118	1,531,389	3,335,272	3,234,663
Total operating expenses	2,291,772	2,243,408	4,625,224	4,613,297

Operating income	611,219	51,763	843,590	283,521

Interest income	152	65,721	1,031	144,591
Other income	17,371	11,219	33,763	28,499
Income before income taxes	628,742	128,703	878,384	456,611

Income tax expense (benefit)	20,165	(309,402)	29,662	(309,402)

Net income	$608,577	$438,105	$848,722	$766,013

Net income per common share:
Basic	$0.04	$0.03	$0.05	$0.05
Diluted	$0.04	$0.03	$0.05	$0.04

Weighted average shares outstanding:
Basic	17,222,165	16,931,138	17,218,275	16,920,087
Diluted	17,223,998	17,123,388	17,220,143	17,102,483

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2021
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	-	45,591	-	-	45,591
Dividends declared	-	-	(8,607,192)	-	(8,607,192)
Net income	-	-	240,145	-	240,145

Balance, December 31, 2020	$19,311	$51,504,378	$(10,707,577)	$(21,368,537)	$19,447,575

Issuance of stock to directors	27	159,953	-	-	159,980
Share-based compensation	-	44,594	-	-	44,594
Net income	-	-	608,577	-	608,577

Balance, March 31, 2021	$19,338	$51,708,925	$(10,099,000)	$(21,368,537)	$20,260,726

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31 ,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$848,722	$766,013
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	224,478	205,154
Share-based compensation expense
Stock options	90,185	-
Stock awards	159,980	159,992
Excess and obsolete inventory cost	(195,762)	-
Deferred income taxes	-	38
(Increase) decrease in:
Accounts receivable	1,521,544	(336,444)
Contract asset	-	(106,666)
Inventories	(167,014)	(350,368)
Prepaid expenses and other current assets	(160,952)	(105,615)
Income taxes receivable	-	(310,133)
Increase (decrease) in:
Accounts payable	263,517	276,682
Accrued expenses	(92,642)	(13,990)
Income taxes payable	29,181	(1,763)
Contract liability	(221,293)	67,905
Net cash provided by operating activities	2,299,944	250,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(299,028)	(32,420)
Net cash (used in) investing activities	(299,028)	(32,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	8,822
Dividend paid	(19,788,092)	-
Net cash (used in) provided by financing activities	(19,788,092)	8,822

Net (decrease) increase in cash and cash equivalents and restricted cash	(17,787,176)	227,207
Cash and cash equivalents and restricted cash, beginning of year	23,784,867	22,416,830

Cash and cash equivalents and restricted cash, end of year	$5,997,691	$22,644,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$481	$2,456

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2020 is derived from the audited financial statements of the Company. Operating results for the three-and six-month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2021 and September 30, 2020 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

The Company did not pay dividends in the three- and six-month periods ended March 31, 2020.

As of March 31, 2021, the Company had $6.0 million in cash and cash equivalents and $0 in restricted cash. Total cash and cash equivalents and restricted cash as of March 31, 2021 was $6.0 million.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-and six-month periods ended March 31, 2021 or 2020.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$4,795,825	$-	$-

Fair Value Measurement on September 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$11,607,293	$-	$-

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal years ended September 30, 2021 and 2020 reflect the application of ASC 606 guidance. The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent and 96 percent of our revenue for the quarters ended March 31, 2021 and 2020, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

At March 31, 2021, we had $6,651,411 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize the majority of the Company’s backlog as revenue over the next twelve months.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and six-month periods ended March 31, 2021 and 2020, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-and six-month periods ended March 31, 2021 and 2020, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities
September 30, 2020	$313,365
Amount transferred to receivables from contract assets	-
Contract asset additions	-
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(292,712)
Increases due to invoicing prior to satisfaction of performance obligations	71,419
March 31, 2021	$92,072

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and six-month periods ended March 31, 2021 and 2020 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Customer Service Sales	$1,214,372	$1,206,644	$2,029,875	$2,395,684
Customer Service Cost of Sales	354,664	402,354	671,301	751,969
Gross Profit	$859,708	$804,290	$1,358,574	$1,643,715

Lease Recognition

On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 7, “Leases,” to the unaudited condensed consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of our deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are uncertain given the continued impact of the COVID-19 pandemic on future orders and the resulting level of profitability we are able to achieve.

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

On December 27, 2020, the Consolidations Appropriations Act (“CAA”) 2020 was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company’s tax position.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was signed into law, which includes certain business tax provisions. The Company does not expect the ARPA to have a material impact on Company’s effective tax rate or income for fiscal year ending on September 30, 2021.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At March 31, 2021, approximately 22% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-and six-month periods ended March 31, 2021 and 2020, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2021 and September 30, 2020, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2021 and September 30, 2020, the estimated liability for medical claims incurred but not reported was approximately $44,600 and $48,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $233,200 and $225,200 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2021 and September 30, 2020, respectively.

Concentrations

Major Customers and Products

In the three-month period ended March 31, 2021, two customers, Pilatus Aircraft Ltd (“Pilatus”), and Textron Aviation, Inc. (“Textron”), accounted for 25%, and 16% of net sales, respectively. In the six-month period ended March 31, 2021, three customers, Pilatus, Textron, and Sierra Nevada Corporation, accounted for 17%, 14% and 12% of net sales, respectively.

In the three-month period ended March 31, 2020, two customers, Pilatus, and Kalitta Air (“Kalitta”), accounted for 38% and 19% of net sales, respectively. In the six-month period ended March 31, 2020, two customers, Pilatus, and Kalitta accounted for 35% and 14%, respectively, of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three and six-month period ended March 31, 2021, the Company had one and two suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for us beginning October 1, 2021, with early adoption permitted. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

As new accounting pronouncements are issued, we will adopt those that are applicable.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2021	2020
Raw materials	$3,604,917	$3,378,246
Work-in-process	778,151	656,382
Finished goods	271,043	256,707
	$4,654,111	$4,291,335

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2021	2020
Prepaid insurance	$551,379	$336,331
Other	284,682	338,778
	$836,061	$675,109

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2021	2020
Computer equipment	$2,308,677	$2,302,978
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	970,725	1,031,099
Manufacturing facility	5,864,311	5,733,313
Equipment	5,553,890	5,723,355
Land	1,021,245	1,021,245
	21,319,887	21,413,029
Less: accumulated depreciation and amortization	(13,033,882)	(13,237,157)
	$8,286,005	$8,175,872

Depreciation and amortization related to property and equipment was approximately $95,844 and $97,610 for the three-month periods ended March 31, 2021 and 2020, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $188,895 and $194,254 for the six-month periods ended March 31, 2021 and 2020, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2021	2020
Intangible assets, net of accumulated amortization of $616,128 and $583,655 at March 31, 2021 and September 30, 2020, respectively	$80,378	$112,851
Operating lease right-of-use asset	5,637	45,126
Other non-current assets	88,456	91,566
	$174,471	$249,543

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six-month periods ended March 31, 2021 and 2020.

Intangible asset amortization expense was approximately $12,559 and $0 for the three-month periods ended March 31, 2021 and 2020, respectively. Intangible asset amortization expense was approximately $32,473 and $4,800 for the six-month periods ended March 31, 2021 and 2020, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of March 31, 2021 and September 30, 2020 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of March 31, 2021 and September 30, 2020 includes $13,156 and $16,266, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $2,392 and $3,409 for the three-month periods ended March 31, 2021 and 2020, respectively. Other non-current assets amortization expense was approximately $3,110 and $6,100 for the six-month periods ended March 31, 2021 and 2020, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2021	2020
Warranty	$579,011	$547,743
Salary, benefits and payroll taxes	313,204	483,797
Professional fees	101,424	151,956
Operating lease	5,637	45,126
Other	259,734	133,338
	$1,259,010	$1,361,960

Warranty cost and accrual information for the three- and six-month periods ended March 31, 2021 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2021	March 31, 2021
Warranty accrual, beginning of period	$578,172	$547,743
Accrued expense	27,960	101,826
Warranty cost	(27,121)	(70,558)
Warranty accrual, end of period	$579,011	$579,011

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

On December 27, 2020, the CAA was enacted. The CCA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company’s tax position.

On March 11, 2021, the ARPA was signed into law, which includes certain business tax provisions. The Company does not expect the ARPA to have a material impact on Company’s effective tax rate or income for fiscal year ending on September 30, 2021.

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of our deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are uncertain given the continued impact of the COVID-19 pandemic on future orders and the resulting level of profitability we are able to achieve.

The income tax expense for the three-month period ended March 31, 2021 was $20,165 as compared to an income tax benefit of $309,402 for the three-month period ended March 31, 2020.

The effective tax expense rate for the three-month period ended March 31, 2021 was 3.2% and differs from the statutory tax rate primarily due to net operating loss utilization related to the increase in pretax book income. This loss utilization both decreased the deferred tax asset and the valuation allowance. A full valuation allowance exists on all deferred tax assets. For the three months ended March 31, 2021, the valuation allowance decreased by approximately $140,000.

The effective tax benefit rate for the three-month period ended March 31, 2020 was 240.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three-month period ended March 31, 2020, the valuation allowance decreased by approximately $1,342,000.

The income tax expense for the six-month period ended March 31, 2021 was $29,662 as compared to an income tax benefit of $309,402 for the six months ended March 31, 2020.

The effective tax expense rate for the six-month period ended March 31, 2021 was 3.4% and differs from the statutory tax rate primarily due to net operating loss utilization related to the increase in pretax book income. This loss utilization both decreased the deferred tax asset and the valuation allowance. A full valuation allowance exists on all deferred tax assets. For the six months ended March 31, 2021, the valuation allowance decreased by approximately $180,000.

The effective tax benefit rate for the six-month period ended March 31, 2020 was 67.8% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the six-month period ended March 31, 2020, the valuation allowance decreased by approximately $1,397,000.

4. Shareholders’ Equity and Share-Based Payments

At March 31, 2021, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $204,574 and $159,992 for the three-month periods ended March 31, 2021 and 2020, respectively. Total share-based compensation expense was $250,165 and $159,992 for the six-month periods ended March 31, 2021 and 2020, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

The compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three- and six-month periods ended March 31, 2021 and 2020. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for each of the three- and six-month periods ended March 31, 2021 and 2020, respectively. Total compensation expense associated with the 2009 Plan was $0 for each of the three- and six-month periods ended March 31, 2021 and 2020, respectively.

At March 31, 2021, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of March 31, 2021, there were 689,147 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to options issued to employees under the 2019 Plan was $44,594 and $90,185 for the three-and six-month periods ended March 31, 2021, respectively. The compensation expense related to options issued to employees under the 2019 Plan was $0 for each of the three- and six-month periods ended March 31, 2020, respectively.

The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $159,980 for each of the three- and six-month periods ended March 31, 2021 and $159,992 for each of the three- and six-month periods ended March 31, 2020.

Total compensation expense associated with the 2019 Plan was $204,574 and $250,165 for the three-and six-month periods ended March 31, 2021, respectively. Total compensation expense associated with the 2019 Plan was $159,992 for each of the three-and six-month periods ended March 31, 2020.

At March 31, 2021, unrecognized compensation expense of approximately $255,178, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income	$608,577	$438,105	$848,722	$766,013
Denominator:
Basic weighted average shares	17,222,165	16,931,138	17,218,275	16,920,087
Dilutive effect of share-based awards	1,833	192,250	1,868	182,396
Diluted weighted average shares	17,223,998	17,123,388	17,220,143	17,102,483

Earnings per common share:
Basic EPS	$0.04	$0.03	$0.05	$0.05
Diluted EPS	$0.04	$0.03	$0.05	$0.04

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of March 31, 2021 and 2020, there were 104,500 and 548,500 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month period ended March 31, 2021 and 2020, respectively, 100,000 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six-month period ended March 31, 2021 and 2020, respectively, 100,000 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2021:

Classification on the Consolidated Balance Sheet on March 31, 2021
Assets
Operating leases	Other assets	$5,637

Liabilities
Operating leases- current	Accrued expenses	$5,637
Operating leases – noncurrent	Other liabilities	$0
Total lease liabilities		$5,637

Rent expense and cash paid for various operating leases in aggregate are $19,921 and $41,873 for the three- and six-month periods ended March 31, 2021. The weighted average remaining lease term is 0.4 years and the weighted average discount rate is 5.0% as of March 31, 2021.

Future minimum lease payments under operating leases are as follows at March 31, 2021:

	Twelve Months
	Ending	Operating
	March 31, 2022	Leases
		6,115
Total minimum lease payments		$6,115
Amount representing interest		(478)
Present value of minimum lease payments		5,637
Current portion		(5,637)
Long-term portion of lease obligations		$-

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, those set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020, and the following factors:

•	market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;

•	continued market acceptance of the Company’s air data systems and products;

•	the competitive environment and new product offerings from competitors;

•	difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;

•	the deferral or termination of programs or contracts for convenience by customers;

•	the ability to service the international market;

•	the availability of government funding;

•	the availability of vaccines and their global deployment in response to the COVID-19 pandemic;

•	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;

•	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;

•	the ability to gain regulatory approval of products in a timely manner;

•	delays in receiving components from third-party suppliers;

•	the bankruptcy or insolvency of one or more key customers;

•	protection of intellectual property rights;

•	the ability to respond to technological change;

•	failure to retain/recruit key personnel;

•	risks related to succession planning;

•	a cyber security incident;

•	risks related to our self-insurance program;

•	potential future acquisitions;

•	the costs of compliance with present and future laws and regulations;

•	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and

•	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2020 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2020. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and six-month periods ending March 31, 2021 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2021 AND 2020

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales:
Product	99.6%	96.1%	99.1%	97.4%
Engineering development contracts	0.4%	3.9%	0.9%	2.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	43.2%	51.0%	45.1%	46.1%
Engineering development contracts	0.1%	1.6%	0.2%	1.5%
Total cost of sales	43.3%	52.5%	45.3%	47.6%

Gross profit	56.7%	47.5%	54.7%	52.4%

Operating expenses:
Research and development	13.5%	14.7%	12.9%	14.8%
Selling, general and administrative	31.3%	31.7%	33.4%	34.6%
Total operating expenses	44.7%	46.4%	46.3%	49.4%

Operating income	11.9%	1.1%	8.4%	3.0%

Interest income	0.0%	1.4%	0.0%	1.5%
Other income	0.3%	0.2%	0.3%	0.3%
Income before income taxes	12.3%	2.6%	8.8%	4.9%

Income tax expense (benefit)	0.4%	(6.4%)	0.3%	(3.3%)

Net income	11.9%	9.0%	8.5%	8.3%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net sales. Net sales were $5,121,845 for the three months ended March 31, 2021 compared to $4,835,065 for the three months ended March 31, 2020, an increase of 5.9%. Product sales increased $456,988 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and EDC sales decreased $170,208 from the same period in the prior year. Product sales for the three months ended March 31, 2021 increased from the same period in the prior year primarily because of increased shipments of King Air autothrottle systems to our OEM customer. The decrease in EDC sales in the current year period was primarily the result of the completion in prior fiscal year of a modification contract with the U.S. Navy.

Cost of sales. Cost of sales decreased $321,040, or 12.6%, to $2,218,854, or 43.3% of net sales, in the three months ended March 31, 2021, compared to $2,539,894 or 52.5% of net sales, in the three months ended March 31, 2020. The decrease in cost of sales was primarily the result of a decrease in material costs attributable to product mix offset by an increase in labor and related benefit costs for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The Company’s overall gross margin was 56.7% and 47.5% for the quarters ended March 31, 2021 and 2020, respectively.

Research and development. R&D expense decreased $22,365, or 3.1%, to $689,654, or 13.5% of net sales, in the three months ended March 31, 2021 from $712,019, or 14.7% of net sales, in the three months ended March 31, 2020. The decrease in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon product development programs that were allocated to cost of sales in the quarter rather than internal projects offset by an increase in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $70,729 to $1,602,118 in the three months ended March 31, 2021 from $1,531,389 in the three months ended March 31, 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% of net sales in the three months ended March 31, 2021 from 31.7% of net sales in the three months ended March 31, 2020 reflecting increased net sales in the current quarter. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in payroll and payroll related benefits offset by a decrease in trade show related expenses.

Interest income. Interest income decreased by $65,569 to $152 in the three months ended March 31, 2021 from $65,721 in the three months ended March 31, 2020, mainly a result of decreased cash balance and lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $6,152 to $17,371 in the three months ended March 31, 2021 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended March 31, 2021 was $20,165 as compared to an income tax benefit of $309,402 for the three months ended March 31, 2020.

The effective tax expense rate for the three months ended March 31, 2021 was 3.2% and differs from the statutory tax rate primarily due to net operating loss utilization related to the increase in pretax book income. This loss utilization both decreased the deferred tax asset and the valuation allowance. A full valuation allowance exists on all deferred tax assets. For the three months ended March 31, 2021, the valuation allowance decreased by approximately $140,000.

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

Net income. The Company reported net income for the three months ended March 31, 2021 of $608,577 compared to net income of $438,105 for the three months ended March 31, 2020. On a diluted basis, the net income per share was $0.04 for the three months ended March 31, 2021 compared to net income per share of $0.03 for the three months ended March 31, 2020.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Net sales. Net sales were $9,991,497 for the six months ended March 31, 2021 compared to $9,346,493 for the six months ended March 31, 2020, an increase of 6.9%. Product sales increased $801,129 in the six months ended March 31, 2021 compared to the six months ended March 31, 2020, and EDC sales decreased $156,125 from the same period in the prior year. Product sales for the six months ended March 31, 2021 increased from the same period in the prior year primarily because of increased shipments of King Air autothrottle systems to our OEM customer. The decrease in EDC sales in the current year period was primarily the result of the completion in prior fiscal year of a modification contract with the U.S. Navy.

Cost of sales. Cost of sales increased $73,008, or 1.6%, to $4,522,683, or 45.3% of net sales, in the six months ended March 31, 2021, compared to $4,449,675 or 47.6% of net sales, in the six months ended March 31, 2020. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount offset by lower material costs reflecting product mix for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The Company’s overall gross margin was 54.7% and 52.4% for the quarters ended March 31, 2021 and 2020, respectively.

Research and development. R&D expense decreased $88,682, or 6.4%, to $1,289,952, or 12.9% of net sales, in the six months ended March 31, 2021 from $1,378,634, or 14.8% of net sales, in the six months ended March 31, 2020. The decrease in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon product development programs, whose costs are reflected in cost of sales rather than as R&D expense, offset by an increase in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $100,609, or 3.1%, to $3,355,272 in the six months ended March 31, 2021 from $3,234,663 in the six months ended March 31, 2020. The increase in selling, general, and administrative expense in the six months period was primarily the result of an increase in payroll and payroll related benefits offset by decreased commissions and trade show related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 33.4% of net sales in the six months ended March 31, 2021 from 34.6% of net sales in the six months ended March 31, 2020.

Interest income. Interest income decreased by $143,560 to $1,031 in the six months ended March 31, 2021 from $144,591 in the six months ended March 31, 2020, mainly a result of decreased cash balance and lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased marginally by $5,264 to $33,763 in the six months ended March 31, 2021 compared to the same period in the prior year.

Income tax expense. The income tax expense for the six months ended March 31, 2021 was $29,662 as compared to an income tax benefit of $309,402 for the six months ended March 31, 2020.

The effective tax expense rate for the six months ended March 31, 2021 was 3.4% and differs from the statutory tax rate primarily due to net operating loss utilization related to the increase in pretax book income. This loss utilization both decreased the deferred tax asset and the valuation allowance. A full valuation allowance exists on all deferred tax assets. For the six months ended March 31, 2021, the valuation allowance decreased by approximately $180,000.

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

Net income. The Company reported net income for the six months ended March 31, 2021 of $848,722 compared to net income of $766,013 for the six months ended March 31, 2020. On a diluted basis, the net income per share was $0.05 for the six months ended March 31, 2021 compared to net income per share of $0.04 for the six months ended March 31, 2020.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2021	2020
Cash and cash equivalents	$5,997,691	$12,603,967
Restricted cash (1)	-	11,180,900
Accounts receivable	2,847,567	4,369,111
Current assets	14,335,430	33,120,422
Current liabilities	2,405,491	13,647,117
Contract liability	92,072	313,365
Total debt and other non-current liabilities (2)	129,689	129,689
Quick ratio (3)	3.68	1.24
Current ratio (4)	5.96	2.43

	Six Months Ended March 31,
	2021	2020
Cash flow activites:
Net cash provided by operating activites	$2,299,944	$250,805
Net cash used in investing activites	(299,028)	(32,420)
Net cash (used in) provided by financing activites	(19,788,092)	8,822

(1)	Restricted cash as of September 30, 2020 represents the payment amount for a special cash dividend paid on October 1, 2020

(2)	Excludes contract liability

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

Operating activities

Cash provided by operating activities for the six months ended March 31, 2021 resulted primarily from a decrease in accounts receivable of $1,521,544 and funding from net income of $848,722.

Cash provided by operating activities for the six months ended March 31, 2020 resulted primarily from funding from net income of $766,013, increases in accounts payable of $276,682 and depreciation and amortization of $205,154, offset by an increase in inventories of $350,368, accounts receivable of $336,444 and income tax receivable of $311,896.

Investing activities

Cash used in investing activities was $299,028 for the six months ended March 31, 2021 and consisted primarily of leasehold improvements and laboratory test equipment.

Cash used in investing activities was approximately $32,420 for the six months ended March 31, 2020 and consisted primarily of the purchase of computer, production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $19,788,092 for the six months ended March 31, 2021, compared to $8,822 for the same period in the prior year. The change to financing activities relates to the increase in the dividend paid in the six months ended March 31, 2021, compared to no dividend paid in the six months ended March 31, 2020.

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

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and six months ended March 31, 2021:

	Three Months Ended	Six Months Ended

	March 31, 2021
Backlog, beginning of period	$4,187,271	$3,640,637
Bookings, net	7,585,985	13,002,271
Recognized in revenue	(5,121,845)	(9,991,497)
Backlog, end of period	$6,651,411	$6,651,411

At March 31, 2021, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended March 31, 2021 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $12,000 and $41,000 with a resulting impact on cash flows of approximately $12,000 and $41,000 for the three- and six-month periods ended March 31, 2021.

Item 4. Controls and Procedures

(a)            We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2020 and the risk factors described under Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 17, 2021	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER