Form 10-Q
period 2021-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2021-08-13
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[For the transition period from                        to _                     ]

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2507402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of Principal Executive Offices)	(Zip Code)

(610) 646-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ISSC	NASDAQ Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2021, there were 17,246,372 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30 , 2021

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,482,863	$12,603,967
Restricted Cash	—	11,180,900
Accounts receivable	4,293,727	4,369,111
Inventories	4,838,811	4,291,335
Prepaid expenses and other current assets	697,329	675,109
Total current assets	17,312,730	33,120,422
Property and equipment, net	8,220,942	8,175,872
Non-current deferred income taxes	1,331,928	—
Other assets	151,364	249,543

Total assets	$27,016,964	$41,545,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$936,042	$790,892
Dividends payable	—	11,180,900
Accrued expenses	1,543,487	1,361,960
Contract liability	1,528,694	313,365

Total current liabilities	4,008,223	13,647,117
Non-current deferred income taxes	—	129,689

Total liabilities	4,008,223	13,776,806

Commitments and contingencies (See Note 6)

Shareholders' equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2021 and September 30, 2020	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,342,823 and 19,310,835 issued at June 30, 2021 and September 30, 2020	19,343	19,311
Additional paid-in capital	51,771,014	51,458,787
(Accumulated deficit)	(7,413,079)	(2,340,530)
Treasury stock, at cost, 2,096,451 shares at June 30, 2021 and September 30, 2020	(21,368,537)	(21,368,537)

Total shareholders' equity	23,008,741	27,769,031
Total liabilities and shareholders' equity	$27,016,964	$41,545,837

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales:
Product	$5,981,462	$5,445,748	$15,886,967	$14,550,124
Engineering development contracts	198,721	507,941	284,713	750,058
Total net sales	6,180,183	5,953,689	16,171,680	15,300,182

Cost of sales:
Product	2,764,765	2,486,353	7,270,708	6,795,530
Engineering development contracts	60,916	72,663	77,656	213,161
Total cost of sales	2,825,681	2,559,016	7,348,364	7,008,691

Gross profit	3,354,502	3,394,673	8,823,316	8,291,491

Operating expenses:
Research and development	646,795	870,805	1,936,747	2,249,439
Selling, general and administrative	1,512,138	1,279,422	4,847,410	4,514,085
Total operating expenses	2,158,933	2,150,227	6,784,157	6,763,524

Operating income	1,195,569	1,244,446	2,039,159	1,527,967

Interest income	107	7,767	1,138	152,358
Other income	17,231	16,261	50,994	44,760
Income before income taxes	1,212,907	1,268,474	2,091,291	1,725,085

Income tax (benefit) expense	(1,473,014)	8,616	(1,443,352)	(300,786)

Net income	$2,685,921	$1,259,858	$3,534,643	$2,025,871

Net income per common share:
Basic	$0.16	$0.07	$0.21	$0.12
Diluted	$0.16	$0.07	$0.21	$0.12

Weighted average shares outstanding:
Basic	17,230,387	16,952,973	17,222,312	16,931,049
Diluted	17,231,438	17,087,275	17,223,908	17,097,414

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2021
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total

Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	—	45,591	—	—	45,591
Dividends declared	—	—	(8,607,192)	—	(8,607,192)
Net income	—	—	240,145	—	240,145

Balance, December 31, 2020	$19,311	$51,504,378	$(10,707,577)	$(21,368,537)	$19,447,575

Issuance of stock to directors	27	159,953	—	—	159,980
Share-based compensation	—	44,594	—	—	44,594
Net income	—	—	608,577	—	608,577

Balance, March 31, 2021	$19,338	$51,708,925	$(10,099,000)	$(21,368,537)	$20,260,726

Share-based compensation	—	45,084	—	—	45,084
Exercise of stock options	5	17,005	—	—	17,010
Net income	—	—	2,685,921	—	2,685,921

Balance, June 30, 2021	$19,343	$51,771,014	$(7,413,079)	$(21,368,537)	$23,008,741

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2020
		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Net income	—	—	327,908	—	327,908

Balance, December 31, 2019	$19,006	$51,987,096	$5,898,495	$(21,368,537)	$36,536,060

Issuance of stock to directors	73	159,919	—	—	159,992
Exercise of stock options	2	8,820	—	—	8,822
Net income	—	—	438,105	—	438,105

Balance, March 31, 2020	$19,081	$52,155,835	$6,336,600	$(21,368,537)	$37,142,979

Net income	—	—	1,259,858	—	1,259,858

Balance, June 30, 2020	$19,081	$52,155,835	$7,596,458	$(21,368,537)	$38,402,837

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,534,643	$2,025,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,250	301,550
Share-based compensation expense
Stock options	135,269	—
Stock awards	159,980	159,992
Excess and obsolete inventory cost	(195,762)	—
Deferred income taxes	(1,461,617)	38
(Increase) decrease in:
Accounts receivable	75,383	(1,516,119)
Contract asset	—	80,182
Inventories	(351,714)	(238,648)
Prepaid expenses and other current assets	(22,219)	(164,156)
Income taxes receivable	—	(303,280)
Increase (decrease) in:
Accounts payable	145,150	(129,993)
Accrued expenses	206,627	333,674
Income taxes payable	17,784	-
Contract liability	1,215,329	77,110
Net cash provided by operating activities	3,793,103	626,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(324,025)	(67,624)
Net cash (used in) investing activities	(324,025)	(67,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,010	8,822
Dividend paid	(19,788,092)	—
Net cash (used in) provided by financing activities	(19,771,082)	8,822
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,302,004)	567,419
Cash and cash equivalents and restricted cash, beginning of year	23,784,867	22,416,830

Cash and cash equivalents and restricted cash, end of year	$7,482,863	$22,984,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$481	$2,456

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

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop highquality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2020 is derived from the audited financial statements of the Company. Operating results for the three-and nine-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company's employees, customers, suppliers and distribution channels. The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non‑governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus (including recent developments as a result of newer variants or strains of SARS‑CoV‑2), has created significant volatility, uncertainty and disruption which may adversely affect IS&S’ business and has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2021 and September 30, 2020 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

On December 10, 2020, the Company's Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The total dividend payment was approximately $8.6 million. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The Company did not pay dividends in the three- and nine-month periods ended June 30, 2020.

As of June 30, 2021, the Company had $7.5 million in cash and cash equivalents and $0 in restricted cash. Total cash and cash equivalents and restricted cash as of June 30, 2021 was $7.5 million.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-and nine-month periods ended June 30, 2021 or 2020.

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,871	$—	$—

Fair Value Measurement on September 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$11,607,293	$—	$—

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts for all periods presented included variable consideration.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent and 93 percent of our revenue for the three months ended June 30, 2021 and 2020, respectively, and is typically recognized at the time of shipment of products to the customer. Revenue from products transferred to customers at a point in time accounted for 100 percent and 95 percent of our revenue for the nine months ended June 30, 2021 and 2020, respectively. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and nine-month periods ended June 30, 2021 and 2020, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-and nine-month periods ended June 30, 2021 and 2020, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. As of June 30, 2021, approximately $1,456,000 of contract liabilities is from one customer. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities

September 30, 2020	$313,365
Amount transferred to receivables from contract assets	—
Contract asset additions	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(305,494)
Increases due to invoicing prior to satisfaction of performance obligations	1,520,823
June 30, 2021	$1,528,694

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and nine-month periods ended June 30, 2021 and 2020 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020

Customer Service Sales	$980,845	$906,662	$3,010,720	$3,302,346
Customer Service Cost of Sales	408,161	320,428	1,079,462	1,072,397
Gross Profit	$572,684	$586,234	$1,931,258	$2,229,949

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

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing net operating losses (“NOLs”) and tax credit carry-forwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

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

For the quarter ended June 30, 2021, the valuation allowance was released for all federal and state deferred tax assets with the exception of certain state net operating losses for jurisdictions in which the Company does not believe these net operating losses are more likely than not to be realized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional adjustment to decrease related to deferred tax assets and liabilities with a corresponding net adjustment to deferred income tax expense of $321,038 for the period ended December 31, 2017. This expense is offset fully by a change in the valuation allowance.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families, and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amended the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was setup for this amount as of March 31, 2020 and the cash has since been received.

On December 27, 2020, the Consolidations Appropriations Act of 2020 (the “CAA") was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company's tax position.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARPA”), which includes certain business tax provisions, was signed into law. The Company does not expect the ARPA to have a material impact on Company’s effective tax rate or income for fiscal year ending on September 30, 2021.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At June 30, 2021, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-and nine-month periods ended June 30, 2021 and 2020, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stockbased compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the BlackScholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2021 and September 30, 2020, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2021 and September 30, 2020, the estimated liability for medical claims incurred but not reported was approximately $46,700 and $48,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of approximately $180,200 and $225,200 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2021 and September 30, 2020, respectively.

Concentrations

Major Customers and Products

In the three-month period ended June 30, 2021, two customers, Pilatus Aircraft Ltd (“Pilatus”), and Textron Aviation, Inc. (“Textron”), accounted for 25%, and 21% of net sales, respectively. In the nine-month period ended June 30, 2021, two customers, Pilatus and Textron, accounted for 20% and 17% of net sales, respectively.

In the three-month period ended June 30, 2020, two customers, Pilatus, and Kalitta Air (“Kalitta”), accounted for 37% and 11% of net sales, respectively. In the nine-month period ended June 30, 2020, two customers, Pilatus, and Kalitta accounted for 36% and 13%, respectively, of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and nine-month periods ended June 30, 2021, the Company had three and one suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2021	2020

Raw materials	$4,013,201	$3,378,246
Work-in-process	581,568	656,382
Finished goods	244,042	256,707
	$4,838,811	$4,291,335

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2021	2020

Prepaid insurance	$287,293	$336,331
Other	410,036	338,778
	$697,329	$675,109

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2021	2020

Computer equipment	$2,310,994	$2,302,978
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	970,725	1,031,099
Manufacturing facility	5,883,691	5,733,313
Equipment	5,557,190	5,723,355
Land	1,021,245	1,021,245
	21,344,884	21,413,029
Less: accumulated depreciation and amortization	(13,123,942)	(13,237,157)
	$8,220,942	$8,175,872

Depreciation and amortization related to property and equipment was approximately $90,061 and $92,330 for the three-month periods ended June 30, 2021 and 2020, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $278,956 and $286,584 for the nine-month periods ended June 30, 2021 and 2020, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2021	2020
Intangible assets, net of accumulated amortization of $632,969 and $583,655 at June 30, 2021 and September 30, 2020, respectively	$63,537	$112,851
Operating lease right-of-use asset	2,241	45,126
Other non-current assets	85,586	91,566
	$151,364	$249,543

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine-month periods ended June 30, 2021 and 2020.

Intangible asset amortization expense was approximately $16,841 and $0 for the three-month periods ended June 30, 2021 and 2020, respectively. Intangible asset amortization expense was approximately $49,314 and $4,800 for the nine-month periods ended June 30, 2021 and 2020, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of June 30, 2021 and September 30, 2020 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of June 30, 2021 and September 30, 2020 includes $10,286 and $16,266, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was approximately $2,870 and $4,067 for the threemonth periods ended June 30, 2021 and 2020, respectively. Other non-current assets amortization expense was approximately $5,980 and $10,166 for the nine-month periods ended June 30, 2021 and 2020, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2021	2020

Warranty	$585,247	$547,743
Salary, benefits and payroll taxes	538,066	483,797
Professional fees	151,897	151,956
Operating lease	2,241	45,126
Other	266,036	133,338
	$1,543,487	$1,361,960

Warranty cost and accrual information for the three- and nine-month periods ended June 30, 2021 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2021	June 30, 2021

Warranty accrual, beginning of period	$578,172	$547,743
Accrued expense	63,874	137,740
Warranty cost	(56,799)	(100,236)
Warranty accrual, end of period	$585,247	$585,247

3. Income Taxes

In March 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amended the NOL provisions of the Tax Act, allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback frees up previously utilized R&D credits, resulting in an estimated increase in R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was setup for this amount as of March 31, 2020 and the cash has since been received.

On December 27, 2020, the CAA was enacted as a supplement to the CARES legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation does not have a material impact on the Company's tax position.

On March 11, 2021, the ARPA, which includes certain business tax provisions, was signed into law. The Company does not expect the ARPA to have a material impact on Company’s effective tax rate or income for fiscal year ending on September 30, 2021.

For the quarter ended June 30, 2021, the valuation allowance was released for all federal and state deferred tax assets with the exception of certain state net operating losses for jurisdictions in which the Company does not believe these net operating losses are more likely than not to be realized. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The income tax benefit for the three-month period ended June 30, 2021 was $1,473,014 as compared to an income tax expense of $8,616 for the three-month period ended June 30, 2020.

The effective tax benefit rate for the three-month period ended June 30, 2021 was 121.4% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance. The effective tax benefit rate for the three-month period ended June 30, 2020, was 0.7% and differs from the statutory tax rate primarily due to the utilization of NOL’s against the increase in pretax book income. The utilization of this NOL results in a reduction to the corresponding valuation allowance. Prior to the NOL utilization, this deferred tax asset was fully reserved as its benefit was previously uncertain. For the three months ended June 30, 2020, the valuation allowance decreased by approximately $243,000.

The income tax benefit for the nine-month period ended June 30, 2021 was $1,443,352 as compared to an income tax benefit of $300,786 for the nine-month period ended June 30, 2020.

The effective tax benefit rate for the nine-month period ended June 30, 2021 was 69.0% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

The effective tax benefit rate for the nine-month period ended June 30, 2020 was 17.4% and differs from the statutory tax rate primarily due to the income tax benefit associated with the NOL carryback provisions under the CARES Act. The utilization of this NOL results in a reduction to the corresponding valuation allowance. Prior to the NOL utilization, this deferred tax asset was fully reserved as its benefit was previously uncertain. For the nine-month period ended June 30, 2020, the valuation allowance decreased by approximately $437,000.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2021, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $45,084 and $0 for the three-month periods ended June 30, 2021 and 2020, respectively. Total share-based compensation expense was $295,249 and $159,992 for the nine-month periods ended June 30, 2021 and 2020, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

The compensation expense related to options issued to employees under the 2009 Plan was $0 for each of the three- and nine-month periods ended June 30, 2021 and 2020. The compensation expense under the 2009 Plan related to shares issued to non-employee members of the Company’s Board of Directors (the “Board”) was $0 for each of the three- and nine-month periods ended June 30, 2021 and 2020, respectively. Total compensation expense associated with the 2009 Plan was $0 for each of the three- and nine-month periods ended June 30, 2021 and 2020, respectively.

At June 30, 2021, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options were granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of June 30, 2021, there were 689,147 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to options issued to employees under the 2019 Plan was $45,084 and $135,269 for the three-and nine-month periods ended June 30, 2021, respectively. The compensation expense related to options issued to employees under the 2019 Plan was $0 for each of the three- and nine-month periods ended June 30, 2020, respectively.

The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month periods ended June 30, 2021 and 2020, and $159,980 and $159,992 for the nine-month periods ended June 30, 2021 and 2020, respectively.

Total compensation expense associated with the 2019 Plan was $45,084 and $295,249 for the three-and nine-month periods ended June 30, 2021, respectively. Total compensation expense associated with the 2019 Plan was $0 and $159,992 for each of the three-and nine-month periods ended June 30, 2020, respectively.

At June 30, 2021, unrecognized compensation expense of approximately $210,094, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$2,685,921	$1,259,858	$3,534,643	$2,025,871
Denominator:
Basic weighted average shares	17,230,387	16,952,973	17,222,312	16,931,049
Dilutive effect of share-based awards	1,051	134,302	1,596	166,365
Diluted weighted average shares	17,231,438	17,087,275	17,223,908	17,097,414

Earnings per common share:
Basic EPS	$0.16	$0.07	$0.21	$0.12
Diluted EPS	$0.16	$0.07	$0.21	$0.12

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of June 30, 2021 and 2020, there were 100,000 and 548,500 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month period ended June 30, 2021 and 2020, respectively, 100,000 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine-month period ended June 30, 2021 and 2020, respectively, 100,000 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of June 30, 2021:

Classification on the Consolidated Balance Sheet on June 30, 2021
Assets
Operating leases	Other assets	$2,241

Liabilities
Operating leases- current	Accrued expenses	$2,241
Operating leases – noncurrent	Other liabilities	$0
Total lease liabilities		$2,241

Rent expense and cash paid for various operating leases in aggregate are $3,669 and $45,542 for the three- and nine-month periods ended June 30, 2021. The weighted average remaining lease term is 0.2 years and the weighted average discount rate is 5.0% as of June 30, 2021.

Future minimum lease payments under operating leases are as follows at June 30, 2021:

	Twelve Months
	Ending	Operating
	June 30,	Leases
	2022	2,446
Total minimum lease payments		$2,446
Amount representing interest		(205)
Present value of minimum lease payments		2,241
Current portion		(2,241)
Long-term portion of lease obligations		$—

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and the following factors:

●	market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation and Hot Start Protection capabilities, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain regulatory approval of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop highquality products and systems, to reduce product time to market, and to achieve cost advantages over products offered by its competitors.

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

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron Aviation, Inc. to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third party service centers.

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2) will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

On the other hand, the Company believes that in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby creating a market opportunity for IS&S.

The ongoing COVID-19 pandemic is nevertheless a significant event, driver of market trends, and source of uncertainty that may ultimately have a direct or indirect material impact on the Company’s business, financial position, liquidity, or ability to service customers or maintain critical operations. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including temperature monitoring, frequent sanitization of workspaces, observance of social distancing protocols, and other increased safety measures.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2020 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2020. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and nine-month periods ending June 30, 2021 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2021 AND 2020

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Product	96.8%	91.5%	98.2%	95.1%
Engineering development contracts	3.2%	8.5%	1.8%	4.9%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	44.7%	41.8%	45.0%	44.4%
Engineering development contracts	1.0%	1.2%	0.5%	1.4%
Total cost of sales	45.7%	43.0%	45.4%	45.8%

Gross profit	54.3%	57.0%	54.6%	54.2%

Operating expenses:
Research and development	10.5%	14.6%	12.0%	14.7%
Selling, general and administrative	24.5%	21.5%	30.0%	29.5%
Total operating expenses	34.9%	36.1%	42.0%	44.2%

Operating income	19.3%	20.9%	12.6%	10.0%

Interest income	0.0%	0.1%	0.0%	1.0%
Other income	0.3%	0.3%	0.3%	0.3%
Income before income taxes	19.6%	21.3%	12.9%	11.3%

Income tax (benefit) expense	(23.8)%	0.1%	(8.9)%	(2.0)%

Net income	43.5%	21.2%	21.9%	13.3%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net sales. Net sales were $6,180,183 for the three months ended June 30, 2021 compared to $5,953,689 for the three months ended June 30, 2020, an increase of 3.8%. Product sales increased $535,714 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and EDC sales decreased $309,220 from the same period in the prior year. Product sales for the three months ended June 30, 2021 increased from the same period in the prior year primarily because of increased shipments of King Air autothrottle systems to our OEM customer. The decrease in EDC sales in the current year period was primarily the result of the completion in prior fiscal year of a modification contract with the U.S. Navy.

Cost of sales. Cost of sales increased $266,665, or 10.4%, to $2,825,681, or 45.7% of net sales, in the three months ended June 30, 2021, compared to $2,559,016 or 43.0% of net sales, in the three months ended June 30, 2020. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements offset by a decrease in material costs as a percentage of sales for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The Company’s overall gross margin was 54.3% and 57.0% for the quarters ended June 30, 2021 and 2020, respectively.

Research and development. R&D expense decreased $224,010, or 25.7%, to $646,795, or 10.5% of net sales, in the three months ended June 30, 2021 from $870,805, or 14.6% of net sales, in the three months ended June 30, 2020. The decrease in R&D expense in the quarter was primarily the result of a decrease in third party costs related to STC certifications as compared to the year ago quarter.

Selling, general and administrative. Selling, general and administrative expense increased by $232,716 to $1,512,138 in the three months ended June 30, 2021 from $1,279,422 in the three months ended June 30, 2020. As a percentage of net sales, selling, general and administrative expenses increased to 24.5% of net sales in the three months ended June 30, 2021 from 21.5% of net sales in the three months ended June 30, 2020. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in professional fees, employee stock compensation, payroll and payroll related benefits.

Interest income. Interest income decreased by $7,660 to $107 in the three months ended June 30, 2021 from $7,767 in the three months ended June 30, 2020, mainly a result of decreased cash balance and lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $970 to $17,231 in the three months ended June 30, 2021 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the three months ended June 30, 2021 was $1,473,014 as compared to an income tax expense of $8,616 for the three months ended June 30, 2020.

The effective tax benefit rate for the three-month period ended June 30, 2021 was 121.4% and differs from the statutory tax rate primarily due to the release of the valuation allowance for all federal and some state deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

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

Net income. The Company reported net income for the three months ended June 30, 2021 of $2,685,921 compared to net income of $1,259,858 for the three months ended June 30, 2020. On a diluted basis, the net income per share was $0.16 for the three months ended June 30, 2021 compared to net income per share of $0.07 for the three months ended June 30, 2020.

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Net sales. Net sales were $16,171,680 for the nine months ended June 30, 2021 compared to $15,300,182 for the nine months ended June 30, 2020, an increase of 5.7%. Product sales increased $1,336,843 in the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, and EDC sales decreased $456,345 from the same period in the prior year. Product sales for the nine months ended June 30, 2021 increased from the same period in the prior year primarily because of increased shipments of King Air autothrottle systems to our OEM customer. The decrease in EDC sales in the current year period was primarily the result of the completion in prior fiscal year of a modification contract with the U.S. Navy.

Cost of sales. Cost of sales increased $339,673, or 4.8%, to $7,348,364, or 45.4% of net sales, in the nine months ended June 30, 2021, compared to $7,008,691 or 45.8% of net sales, in the nine months ended June 30, 2020. The increase in cost of sales was primarily the result of an increase in labor and related benefit costs attributable to an increase in headcount to meet customer backlog requirements offset by lower material costs reflecting product mix for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The Company’s overall gross margin was 54.6% and 54.2% for the nine months ended June 30, 2021 and 2020, respectively.

Research and development. R&D expense decreased $312,692, or 13.9%, to $1,936,747, or 12.0% of net sales, in the nine months ended June 30, 2021 from $2,249,439, or 14.7% of net sales, in the nine months ended June 30, 2020. The decrease in R&D expense in the quarter was primarily the result of a decrease in third party costs related to STC certifications as compared to the year ago quarter offset by an increase in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $333,325, or 7.4%, to $4,847,410 in the nine months ended June 30, 2021 from $4,514,085 in the nine months ended June 30, 2020. The increase in selling, general, and administrative expense in the nine months period was primarily the result of an increase in professional fees, employee stock compensation, payroll and payroll related benefits. As a percentage of net sales, selling, general and administrative expenses increased to 30.0% of net sales in the nine months ended June 30, 2021 from 29.5% of net sales in the nine months ended June 30, 2020.

Interest income. Interest income decreased by $151,220 to $1,138 in the nine months ended June 30, 2021 from $152,358 in the nine months ended June 30, 2020, mainly a result of decreased cash balance and lower interest rates in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased marginally by $6,234 to $50,994 in the nine months ended June 30, 2021 compared to the same period in the prior year.

Income tax expense. The income tax benefit for the nine months ended June 30, 2021 was $1,443,352 as compared to an income tax benefit of $300,786 for the nine months ended June 30, 2020.

The effective tax benefit rate for the nine-month period ended June 30, 2021 was 69.0% and differs from the statutory tax rate primarily due to the release of the valuation allowance for all federal and some state deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

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

Net income. The Company reported net income for the nine months ended June 30, 2021 of $3,534,643 compared to net income of $2,025,871 for the nine months ended June 30, 2020. On a diluted basis, the net income per share was $0.21 for the nine months ended June 30, 2021 compared to net income per share of $0.12 for the nine months ended June 30, 2020.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2021	2020
Cash and cash equivalents	$7,482,863	$12,603,967
Restricted cash (1)	—	11,180,900
Accounts receivable	4,293,727	4,369,111
Current assets	17,312,730	33,120,422
Current liabilities	4,008,223	13,647,117
Contract liability	1,528,694	313,365
Total debt and other non-current liabilities (2)	—	129,689
Quick ratio (3)	2.94	1.24
Current ratio (4)	4.32	2.43

	Nine Months Ended June 30,
	2021	2020
Cash flow activites:
Net cash provided by operating activites	$3,793,103	$626,221
Net cash used in investing activites	(324,025)	(67,624)
Net cash (used in) provided by financing activites	(19,771,082)	8,822
(1)	Restricted cash as of September 30, 2020 represents the payment amount for a special cash dividend paid on October 1, 2020
(2)	Excludes contract liability
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

On December 10, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.50 per share, payable on December 30, 2020 to shareholders of record as of the close of business on December 21, 2020. The total dividend payment was approximately $8.6 million. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The ongoing COVID-19 pandemic is a significant event, driver of market trends, and source of uncertainty that may have a material impact on the Company’s liquidity, financial condition, capital resources, cash flows or operating results. In direct response to the COVID-19 pandemic, the Company has taken specific actions to seek to ensure the safety of its employees, including temperature monitoring, frequent sanitization of workspaces, observance of social distancing protocols, and other increased safety measures.

Operating activities

Cash provided by operating activities for the nine months ended June 30, 2021 resulted primarily from funding from net income of $3,534,643 and an increase in contract liability of $1,215,329, the majority of this increase in contract liability is from one customer offset by an increase in deferred income taxes of $1,461,617, primarily due to the release of the valuation allowance against all of the Company’s federal and some state deferred tax assets.

Cash provided by operating activities for the nine months ended June 30, 2020 resulted primarily from net income of $2,025,871, offset by an increase in accounts receivable of $1,516,119.

Investing activities

Cash used in investing activities was $324,025 for the nine months ended June 30, 2021 and consisted primarily of leasehold improvements and laboratory test equipment.

Cash used in investing activities was approximately $67,624 for the nine months ended June 30, 2020 and consisted primarily of the purchase of computer, production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $19,771,082 for the nine months ended June 30, 2021, compared to $8,822 for the same period in the prior year. The change to financing activities relates to the increase in the dividend paid in the nine months ended June 30, 2021, compared to no dividend paid in the nine months ended June 30, 2020.

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

Impact of the COVID-19 Pandemic

Through the third quarter of this fiscal year, the Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus (including recent developments as a result of newer variants or strains of SARS-CoV-2), has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company expects that it may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

Backlog

Backlog represents the value of contracts and purchase orders received, less sales recognized to date on those contracts and purchase orders. Backlog activity for the three and nine months ended June 30, 2021:

	Three Months Ended	Nine Months Ended

	June 30, 2021
Backlog, beginning of period	$6,651,411	$3,640,637
Bookings, net	8,982,646	21,984,917
Recognized in revenue	(6,180,183)	(16,171,680)
Backlog, end of period	$9,453,874	$9,453,874

At June 30, 2021, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended June 30, 2021 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $14,000 and $67,000 with a resulting impact on cash flows of approximately $14,000 and $67,000 for the three- and nine-month periods ended June 30, 2021.

Item 4. Controls and Procedures

(a)We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 13, 2021	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER