Form 10-K
period 2021-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2021-12-22
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 000-31157

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation)	23-2507402 (IRS Employer Identification No.)

720 Pennsylvania Drive, Exton, Pennsylvania (Address of principal executive offices)	19341 (Zip Code)

(610) 646-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value $.001 per share	ISSC	NASDAQ Stock Market, LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2021 (the last business day of the registrant’s most recently completed second quarter) was approximately $83.4 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Stock Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2021, there were 17,246,372 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed prior to January 28, 2021 are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2021 Annual Report on Form 10-K

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

The forward looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K and the following factors:

●	market acceptance of the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing and producing the Company’s ThrustSense® Integrated PT6 Autothrottle, PC-12 Autothrottle, Vmca Mitigation, NextGen Flight Deck, COCKPIT/IP® Flat Panel Display System or other planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines (including vaccine boosters) and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain regulatory approval of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron Aviation, Inc. (“Textron”) to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers.

More recently, on December 9, 2019, the Company received certification from the FAA for a safety mode feature during an engine-out condition for its King Air ThrustSense® Autothrottle. LifeGuard™ provides critical Vmca protection that proportionally reduces engine power to maintain directional control.

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

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

●	Introduction of Autothrottle to General Aviation Market. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as an unmet need in the marketplace and has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense®, IS&S’s new turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and multiple safety features that we believe even exceeds those of much more expensive jet Autothrottle systems. The Company received the first supplemental type certificate (“STC”) ever granted by the FAA for a turboprop autothrottle in June 2017. IS&S intends to continue to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.
●	Focusing on retrofits. Cockpit avionics upgrades for existing aircraft are of great interest in the present environment. We believe the retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS, and ISU system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.
●	Expand presence in the flat panel display market. Due to recent demand from cargo operators, IS&S expects that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instrument LCDs and CRTs. The Company

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
●	Continuing engineering and product development successes. IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.
●	Maintaining focus on air data markets. The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on the DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems attractive. In addition, higher performance engines in business aircraft are creating a need for the sophisticated air data products which the Company supplies.
●	Increasing sales to DoD, other government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and an OEM program with Pilatus Aircraft Limited (“Pilatus”).
●	Expanding international presence. IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays. IS&S obtained approval from the European Union Aviation Safety Agency (“EASA”) for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types.

Products

Current lines of products include:

Flat Panel Display Systems

Flat panel displays are AMLCD screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. AMLCDs are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The flat panel product line offers numerous advantages for presentation of engine performance data. During fiscal years 2021, 2020 and 2019, revenues related to FPDS accounted for 88%, 80% and 90%, respectively, of total sales.

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

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude, and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately. During fiscal 2021, 2020, and 2019, sales of air data systems and components accounted for 12%, 20% and 10%, respectively, of total sales.

IS&S sells individual components and partial and complete air data systems. The components and systems include:

●	digital air data computers, which calculate various air data parameters such as altitude, airspeed, vertical speed, angle of attack and other information derived from the measure of air pressure;

●	integrated air data computers and display units, which calculate and convey air data information;
●	altitude displays, which convey aircraft altitude measurements;
●	airspeed displays, which convey various airspeed measurements including vertical airspeed and rates of ascent and descent; and
●	altitude alerters, which allow pilots to select a desired cruising altitude and which provide warnings to pilots when an unacceptable deviation occurs.

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

Autothrottle – ThrustSense®

The IS&S Autothrottle, ThrustSense®, is a full regime autothrottle, from takeoff to landing phases of flight including go around. ThrustSense® combines full-authority digital engine control (“FADEC”) functionality with low and high speed protection for the Pilatus PC-12 and Beechcraft King Air series aircraft. IS&S believes ThrustSense® improves safety and performance for Pratt and Whitney PT6-powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as the Beechcraft King Air, ThrustSense® provides Vmca protection during an engine out condition. The system is light weight, installs with minimal downtime and provides the user with high value for performance. IS&S believes ThrustSense® can attain fuel savings of 3% and when flying constant angle-of-attack the fuel savings can be as much as 10%. The Company in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on their new production aircraft, the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers.

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

Other potential benefits of the ThrustSense® Autothrottle include:

●	safety enhancements and pilot workload reduction;
●	life-saving enhancements in multi-engine aircraft;
●	FADEC-like engine protection;
●	does not require replacement of the existing throttle quadrant (major cockpit modification) due to the patented compact and safe actuation mechanism; and
●	broader applications for retrofit in FADEC or non-FADEC Turbofan and Turboprop aircraft.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior and the Department of Homeland Security), American Airlines, Inc. (“AAL”), Boeing, Deutsche Post DHL Group (“DHL”), FedEx Corporation (“FedEx”), Icelandair, Amazon.com, Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2021, the two largest customers, Pilatus, and Textron accounted for 20% and 17% of total revenue, respectively. In fiscal year 2020, the three largest customers, Pilatus, Dayton T. Brown, Inc., and Kalitta Air accounted for 33%, 12% and 10% of total revenue, respectively. In fiscal year 2019, the two largest customers, Pilatus and Air Transport Services Group Inc. accounted for 25% and 14% of total revenue, respectively.

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

IS&S expects its main customers in the retrofit market will continue to be:

●	the DoD and defense contractors,
●	aircraft operators, and
●	aircraft modification centers.

Department of Defense and Defense Contractors. The Company sells its products directly to the DoD and to domestic and international defense contractors for end use on military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L3Harris Technologies, Inc. or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation” below. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, IS&S is entitled typically to be compensated for already delivered items and reimbursement for allowable costs incurred.

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

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. IS&S has established relationships with a number of aircraft modification centers throughout the United States, which act as distribution outlets and installation centers for the Company’s products.

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

Backlog

	September 30
	2021	2020
Backlog, beginning of period	$3,640,637	$5,896,163
Plus: bookings during period, net	28,525,744	19,339,673
Less: sales recognized during period	(23,044,796)	(21,595,199)
Backlog, end of period	$9,121,585	$3,640,637

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The year over year increase of $5.5 million was the result of booking of $28.5 million in net new business, offset by $23.0 million in recognized revenue. FPDS backlog as of September 30, 2021, increased $5.5 million from September 30, 2020, and air data product backlog as of September 30, 2021, increased by $0.0 million from September 30, 2020. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2021, 4% of the Company’s backlog was expected to be filled beyond fiscal 2022.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At September 30, 2021, approximately 20% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation operators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. As of September 30, 2021, we have twelve representatives worldwide that are actively selling IS&S products.

We are continuing to expand our maintenance, repair and overhaul (“MRO”) dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12’s, Beechcraft King Air models and other aircraft types. We have established a dealer network for ThrustSense®, and we are in the process of exploring adding more MRO dealerships in the United States and internationally.

Our marketing efforts have focused on applicable markets using email campaigns, advertisements, trade shows, web casts, direct mailers, digital and social media. Our Autothrottle offering on the Pilatus PC-12 and King Air have been favorably featured in multiple articles in major publications over the past several years.

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

The majority of the Company’s sales, personnel and assets are within the United States. In fiscal years 2021, 2020 and 2019 net sales outside the United States amounted to $8.4 million, $9.4 million and $7.5 million, respectively.

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

Generally, sales of IS&S products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies. EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA. For example, in September 2021, EASA and the Transport Canada Civil Aviation issued STCs for the Company’s ThrustSense(R) Full Regime Autothrottle for King Air series aircraft in the European Union and Canada, respectively.

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

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2021, the Company holds 50 U.S. patents and has 8 U.S. patent applications pending relating to its technology. In addition, IS&S holds 124 international patents and has 11 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Human Capital

Our people are the driving force behind our success, and our future and growth prospects depend on our ability to attract, train and retain highly qualified personnel. We are fortunate to have talented and outstanding employees, and we are proud of our diverse workforce and the broad range of skills and experiences that our people have. We work hard to cultivate a dynamic and enjoyable work environment full of opportunities to learn new skills, stressing teamwork and encouraging our employees to brainstorm, develop and refine new ideas to help us innovate and achieve our goals, and we maintain equity compensation plans and benefits packages designed to retain talented people who share our goals and interests. We also offer competitive salaries and generous benefits, including vacation, a 401(k) savings and retirement plan, health, dental, life, long-term disability insurance, an Employee Assistance Program (“EAP”), and health and dependent Flexible Spending Account programs. Additionally, we regularly review and reevaluate our recruitment strategies in order to ensure our practices align with our mission, purpose, and values. Nevertheless, competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.

We are an equal opportunity employer and a Vietnam Era Veterans’ Readjustment Assistance Act (“VEVRAA”) federal contractor. All qualified applicants receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability status, protected veteran status, or any other characteristic protected by law. We also comply with all applicable state and local laws governing nondiscrimination in employment and have a Code of Business Conduct and Ethics applicable to each employee, director, officer, contractor and consultant of the Company designed to ensure that we maintain the highest standards of business conduct in every aspect of our business and operations.

Safety is a vital aspect to the success of our people and business. We are proud of our employees’ collective commitment to secure and maintain safe work practices, in particular during the COVID-19 pandemic. Protecting the health and safety of our employees and their families has been a priority throughout the pandemic, and we have implemented temperature monitoring, frequent sanitization of workspaces, observance of social distancing protocols, and other increased safety measures in response to the pandemic.

As of September 30, 2021, IS&S had 85 employees (83 of whom were full-time employees). None of our employees are currently represented by a labor union, nor are they subject to a collective bargaining agreement. We consider relations with our employees to be good.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Geoffrey S. M. Hedrick	79	Chairman of the Board and Chief Executive Officer
Shahram Askarpour	64	President
Relland M. Winand	67	Chief Financial Officer

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

IS&S-Specific Risk Factors

The Company faces risks relating to:

●	continued market acceptance of the Company’s air data systems and other products;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the potential for losses due to cost overruns on fixed-price contract projects;

●	U.S. federal government budget deficits and audit practices, including the possibility of reductions in government expenditures;
●	the possibility that IS&S may lose one or more key customers;
●	the self-insured portion of IS&S’ employee medical insurance program;
●	our lack of substantial backlog;
●	the ability to service the international market; and
●	intense competition with key competitors.

General Risk Factors

The Company faces risks relating to:

●	the ongoing COVID-19 pandemic;
●	the ability to respond to technological change;
●	delays in receiving components from third-party suppliers;
●	challenges associated with the complexity of our products;
●	our ability to protect our intellectual property rights;
●	failure to retain/recruit key personnel;
●	succession planning;
●	variations in our revenue and operating results over time;
●	a cyber security incident;
●	potential litigation;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits;
●	Brexit;
●	volatility and weakness in capital markets; and
●	the efficacy of our internal control over financial reporting.

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

During fiscal year 2021, approximately 1% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2021 IS&S derived 59% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2021, 4% of the Company’s backlog was expected to be filled beyond fiscal 2022, which is below the Company’s historical expectations and may result in lower revenues in future periods. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

The Company has limited experience in marketing and distributing its products internationally.

IS&S plans to derive increasing revenues from sales outside the United States, particularly in Europe and Asia. Risks inherent in doing business internationally include:

●	differing regulatory requirements;
●	legal uncertainty regarding liability and the enforceability of agreements;
●	tariffs, trade and investment barriers, and other regulatory barriers;
●	political and economic instability, including changes in government budgets;
●	changes in diplomatic and trade relationships;
●	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977, as amended;
●	difficulty with staffing and managing widespread operations;

●	the impact of recessions in economies outside the United States; and
●	variances and unexpected changes in local laws and regulations.

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

Future generations of flat panel displays, air data systems, engine and fuel displays, flight management systems and autothrottle technology which embody new technologies or new industry standards could render the Company’s products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences, and evolving industry standards and government regulations. The Company’s future success will depend on its ability to:

●	embrace rapidly changing technologies;
●	adapt the Company’s products to evolving industry standards and government regulations; and
●	develop and introduce timely, high-quality, cost effective new products and product enhancements to address the increasingly sophisticated needs of its customers.

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

The Company’s products use complex system designs and components that may contain errors, omissions, or defects, particularly when the Company incorporates new technologies into its products or when it releases new versions or enhancements of its existing products. Despite the Company’s quality assurance process, errors, omissions or defects could occur in its current products, in new products, or in new versions or enhancements of existing products. IS&S may be required to redesign or recall those products or pay damages. Such an event could result in the following:

●	delay or loss of revenues;
●	cancellation of customer contracts;
●	diversion of development resources;
●	damage to the Company’s reputation;
●	increased service and warranty costs; or
●	litigation costs.

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

As of September 30, 2021, IS&S holds 50 U.S. patents and has 8 U.S. patent applications pending relating to its technology. In addition, the Company holds 124 international patents and has 11 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough or are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate its technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

The Company’s revenue and operating results may vary significantly from quarter to quarter because of a number of factors, including, but not limited to:

●	demand for products and/or delivery schedule changes by its customers;
●	capital expenditure budgets of aircraft owners and operators, and appropriation cycles of the U.S. government;
●	changes in the use of the Company’s products, including air data systems, flat panel displays, flight management systems and autothrottle technology;
●	delays in introducing or obtaining government approval for new products;
●	new product introductions by competitors;
●	changes in IS&S pricing policies or pricing policies of competitors; and
●	costs related to possible acquisition of technologies or businesses.

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

The economic effects of the United Kingdom’s exit from the European Union may affect relationships with existing and future customers and could have an adverse impact on our business, financial condition, operating results and cash flows.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. formally exited the E.U. on January 30, 2020, which exit was followed by a transitional period which ended on December 31, 2020. On December 24, 2020, the E.U. and the U.K. agreed to terms of a trade and cooperation agreement which sets out the terms of their future relationship (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the U.K. and the E.U. will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment, as the provisions of the Trade Agreement do not cover the services sector.

As a result of Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international customers relative to the U.S. dollar may impair the purchasing power of our international customers and could cause international customers to decrease their volume of orders or cancel orders completely.

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

Bank and capital markets can experience periods of volatility and disruption. During these periods of volatility and disruption, risks to IS&S include:

●	declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;
●	reprioritization of government spending away from defense programs in which IS&S participates;
●	reduced access to credit sources; and
●	disruptions in supplies associated with any financial constraints faced by vendors.

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

The Company had occupied approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease that expired March 2021. The Company’s fiscal year ended September 30, 2021, lease expense for this property was approximately $34,000.

The Company leases two separate hangars to house the Company’s airplanes in New Castle County, Delaware under month-to-month leases. The annual lease expense for both hangars is approximately $53,000.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer purchases of Equity Securities.

The Company’s common stock has been traded on the NASDAQ Global Select Market(R) tier of the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000.

Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

The Company did not pay dividends in fiscal 2019. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

The graph below shows the cumulative shareholder return on $100 invested at the market close on September 30, 2016 through and including September 30, 2021, the last trading day before the end of the Company’s most recently completed fiscal year, with the cumulative total return over the same time period of the same amount invested in the NASDAQ Composite Index, the Russell 2000 Index, and the Dow Jones US Aerospace & Defense Index.

	9/16	9/17	9/18	9/19	9/20	9/21

Innovative Solutions and Support, Inc.	100.00	114.11	79.62	147.34	232.29	255.38
NASDAQ Composite	100.00	123.68	154.82	155.63	219.37	285.75
Russell 2000	100.00	120.74	139.14	126.77	127.27	187.94
Dow Jones US Aerospace & Defense	100.00	144.00	178.16	190.17	137.55	178.30

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2021, 2020 and 2019 and the balance sheet data as at September 30, 2021 and 2020 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2018 and 2017 and the balance sheet data as at September 30, 2019, 2018 and 2017 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2021	2020	2019	2018	2017
Statements of Operations Data:
Net sales	$23,044,796	$21,595,199	$17,572,589	$13,850,372	$16,786,674
Cost of sales	10,263,166	9,793,224	7,676,119	7,311,923	8,668,348
Gross profit	12,781,630	11,801,975	9,896,470	6,538,449	8,118,326
Research and development	2,622,919	2,955,976	2,489,806	3,575,801	4,456,657
Selling, general and administrative	6,257,732	6,100,545	5,877,920	6,674,187	3,739,234
Total operating expenses	8,880,651	9,056,521	8,367,726	10,249,988	8,195,891
Operating income (loss)	3,900,979	2,745,454	1,528,744	(3,711,539)	(77,565)
Interest income	1,234	154,950	249,620	53,561	35,888
Other income	74,906	60,497	73,737	67,724	4,858,224
Income (loss) before income taxes	3,977,119	2,960,901	1,852,101	(3,590,254)	4,816,547
Income tax (benefit) expense	(1,087,783)	(308,882)	1,805	63,651	247,920
Net Income (loss)	$5,064,902	$3,269,783	$1,850,296	$(3,653,905)	$4,568,627

Net income (loss) per common share:
Basic	$0.29	$0.19	$0.11	$(0.22)	$0.27
Diluted	$0.29	$0.19	$0.11	$(0.22)	$0.27

Cash dividends declared per common share	$0.50	$0.65	$—	$—	$—

Weighted average shares outstanding:
Basic	17,225,423	16,939,302	16,867,550	16,805,991	16,742,461
Diluted	17,226,620	17,114,191	16,942,447	16,805,991	16,855,644

Amounts may not add due to rounding.

	As of September 30,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$8,265,606	$12,603,967	$22,416,830	$20,390,713	$24,680,301
Restricted Cash	—	11,180,900	—	—	—
Working capital	15,218,172	19,473,305	27,739,070	25,315,334	30,819,796
Total assets	27,086,000	41,545,837	38,557,025	37,633,678	41,037,764
Total shareholders' equity	24,585,081	27,769,031	36,208,152	34,154,470	37,608,380

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this report. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

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

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
Net sales:	2021	2020	2019
Product	98.8%	96.3%	92.0%
Engineering development contracts	1.2%	3.7%	8.0%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	44.2%	44.3%	40.1%
Engineering development contracts	0.3%	1.0%	3.6%
Total cost of sales	44.5%	45.3%	43.7%

Gross profit	55.5%	54.7%	56.3%

Operating expenses:
Research and development	11.4%	13.7%	14.2%
Selling, general and administrative	27.1%	28.2%	33.4%
Total operating expenses	38.5%	41.9%	47.6%

Operating income	17.0%	12.8%	8.7%

Interest income	0.0%	0.7%	1.4%
Other income	0.3%	0.3%	0.4%

Income before income taxes	17.3%	13.8%	10.5%

Income tax (benefit) expense	(4.7)%	(1.3)%	0.0%

Net income	22.0%	15.1%	10.5%

Fiscal Year Ended September 30, 2021 Compared to Fiscal Year Ended September 30, 2020

Net sales. Net sales for fiscal 2021 increased $1.4 million, or 6.7%, to $23.0 million from $21.6 million for fiscal 2020. For fiscal 2021, product sales increased $1.9 million and EDC sales decreased $0.5 million, in each case, compared to fiscal 2020. This increase in product sales primarily reflects increased shipments for OEM programs to general aviation customers and displays for retrofit programs to commercial transport customers. These increases were partially offset by reduced shipments under the U.S. Navy F-5 production contract and displays for retrofit programs to other military customers compared to fiscal 2020. The decrease in EDC sales was primarily the result of the completion of a modification contract with the U.S. Navy in 2020.

Cost of sales. Cost of sales was $10.3 million or 44.5% of net sales, for fiscal 2021 compared to $9.8 million, or 45.3% of net sales, in fiscal 2020. The increase in cost of sales was primarily the result of an increase in product sales volume. The Company’s overall gross margin in fiscal 2021 was 55.5% compared to 54.7% in fiscal 2020. The fiscal 2021 gross margin percentage increase was attributable to product mix as well as the favorable leverage achieved by the growth in revenues.

Research and development. R&D expense was $2.6 million for fiscal 2021 and $3.0 million for fiscal 2020. R&D expense decreased to 11.4% of net sales in fiscal 2021 compared to 13.7% of net sales in fiscal 2020. This decrease in R&D expense was primarily the result of a decrease in third party costs related to STC certifications offset by an increase in payroll and payroll related benefits.

Selling, general, and administrative (“SG&A”). SG&A expense increased $0.2 million or 2.6% to $6.3 million or 27.2% of net sales, for fiscal 2021 from $6.1 million, or 28.2%, for fiscal 2020. The increase in SG&A expense was primarily the result of an increase in employee stock compensation, payroll and payroll related benefits.

Interest income, net. Net interest income of $1,234 in fiscal 2021 decreased by $153,716 as compared to fiscal 2020 interest income of $154,950. The decrease in interest income was primarily the result of decreased cash balance and lower interest rates in fiscal 2021 as compared to fiscal 2020.

Other income. Other income is primarily composed of royalties earned and increased by $14,409, to $74,906 in fiscal 2021 from $60,497 in fiscal 2020.

Income taxes. Income tax benefit for the fiscal 2021 was $1,087,783 as compared to income tax benefit of $308,882 for fiscal 2020. The effective tax rate benefit for fiscal 2021 was 27.4% and differs from the statutory rate primarily due to the release of the valuation allowance for all federal and state deferred tax assets with the exception of certain state net operating losses for jurisdictions in which the Company does not believe these net operating losses are more likely than not to be realized. This release both increased the deferred tax asset and removed the valuation allowance.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2021 was $5.1 million compared to net income of $3.3 million for fiscal 2020. On a fully diluted basis, net income per share was $0.29 for fiscal 2021, compared to a net income of $0.19 per share for fiscal 2020.

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

Research and development. R&D expense was $3.0 million for fiscal 2020 and $2.5 million for fiscal 2019. R&D expense decreased to 13.7% of net sales in fiscal 2020 compared to 14.2% of net sales in fiscal 2019. R&D expense in fiscal 2020 was $0.5 million greater than fiscal 2019. This increase in R&D expense resulted primarily from increased personnel, related benefits and the reduction of EDC contract activity whose costs are reflected in cost of sales rather than R&D expense.

Selling, general, and administrative (“SG&A”). SG&A expense increased $0.2 million or 3.8% to $6.1 million or 28.2% of net sales, for fiscal 2020 from $5.9 million, or 33.4%, for fiscal 2019. The increase in SG&A expense was primarily the result of increased personnel costs and related benefits.

Interest income, net. Net interest income of $154,950 in fiscal 2020 decreased by $94,670 as compared to fiscal 2019 interest income of $249,620. The decrease in interest income was primarily the result of lower interest rates in fiscal 2020 as compared to fiscal 2019.

Other income. Other income is primarily composed of royalties earned and decreased by $13,240, to $60,497 in fiscal 2020 from $73,737 in fiscal 2019.

Income taxes. Income tax benefit for the fiscal 2020 was $308,882 as compared to income tax expense of $1,805 for fiscal 2019. The effective tax rate benefit for fiscal 2020 was 10.43% and differs from the statutory rate due to the passing of the CARES Act on March 27, 2020 which allowed for the carryback of the 2018 net operating loss (“NOL”) to fiscal 2017 and fiscal 2016.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2020 was $3.3 million compared to net income of $1.9 million for fiscal 2019. On a fully diluted basis, net income per share was $0.19 for fiscal 2020, compared to a net income of $0.11 per share for fiscal 2019.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$8,265,606	$12,603,967
Restricted cash (1)	$—	$11,180,900
Accounts receivable	$4,046,337	$4,369,111
Current assets	$17,690,411	$33,120,422
Current liabilities	$2,472,239	$13,647,117
Contract liability	$417,504	$313,365
Other non-current liabilities (2)	$28,680	$129,689
Quick ratio (3)	4.98	1.24
Current ratio (4)	7.16	2.43

	Twelve Months Ended September 30,
	2021	2020	2019
Cash flow activities:
Net cash provided by operating activities	$4,592,499	$2,192,167	$2,107,398
Net cash (used in) investing activities	(340,678)	(118,797)	(81,281)
Net cash (used in) financing activities	(19,771,082)	(705,333)	—

(1)	Restricted cash in fiscal year 2020 represents the payment amount for a special cash dividend paid on October 1, 2020
(2)	Excludes contract liability
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

The Company did not pay dividends in fiscal 2019. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

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

Operating Activities

The Company generated $4.6 million of cash in operating activities during fiscal 2021 as compared to cash generated of $2.2 million during fiscal 2020. The cash generated by operating activities for the year ended September 30, 2021 was primarily generated by net income of $5.1 million, depreciation and amortization of $0.4 million and a decrease in accounts receivable of $0.3 million, partially offset by an increase in deferred income tax assets of $1.2 million.

The Company generated $2.2 million of cash in operating activities during fiscal 2020 as compared to cash generated of $2.1 million during fiscal 2019. The cash generated by operating activities for the year ended September 30, 2020 was primarily generated by net income of $3.3 million, depreciation and amortization of $0.4 million and an increase in both contract liability of $0.3 million and accrued expenses of $0.2 million, partially offset by an increase in accounts receivable of $2.0 million.

Investing Activities

Cash used in investing activities was $0.3 million for fiscal year 2021 and consisted of spending for manufacturing facility and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Cash used in investing activities was $0.1 million for fiscal year 2020 and consisted of spending for production equipment and laboratory test equipment.

Financing Activities

Cash used by financing activities was $19.8 million for fiscal year 2021 and consisted primarily of dividends paid. Cash used by financing activities was $0.7 million for fiscal year 2020 and consisted of tax withholding payments related to an employee’s cashless exercise of stock options of $0.9 million, partially offset by proceeds from exercise of stock options of $0.2 million.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will remain relatively constant with the levels experienced in fiscal 2021 and fiscal 2020. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Inflation

IS&S does not believe inflation had a material effect on its financial position or results of operations during the past three years; however, it cannot predict future effects of inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most critical accounting policies are revenue recognition, income taxes and inventory valuation.

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

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal years ended September 30, 2018 and September 30, 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

Revenue from products transferred to customers at a point in time accounted for 100 percent and 97 percent of our revenue for the fiscal years ended September 30, 2021 and 2020, respectively and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. For the year ended September 30, 2021, the valuation allowance was released against all federal and state deferred tax assets with the exception of certain state net operating losses due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

In December 2020, the Consolidations Appropriations Act of 2020 (the “CAA”) was enacted as a supplement to the CARES Act legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation did not have a material impact on the Company’s tax position.

In March 2021, the American Rescue Plan Act of 2021 (the “ARPA”), which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax position.

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

New Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. We adopted this update effective October 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or related disclosures.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2021, 2020 and 2019 net sales outside the United States amounted to $8.4 million, $9.4 million and $7.5 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2021 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $88,000. This would result in a net impact on cash of approximately $88,000 for fiscal 2021.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

December 22, 2021

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$8,265,606	$12,603,967
Restricted cash	—	11,180,900
Accounts receivable	4,046,337	4,369,111
Inventories	4,545,392	4,291,335
Prepaid expenses and other current assets	833,076	675,109

Total current assets	17,690,411	33,120,422

Property and equipment, net	8,143,483	8,175,872
Deferred income taxes	1,063,822	—
Other assets	188,284	249,543

Total assets	$27,086,000	$41,545,837

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$623,620	$790,892
Dividends payable	—	11,180,900
Accrued expenses	1,431,115	1,361,960
Contract liability	417,504	313,365

Total current liabilities	2,472,239	13,647,117

Deferred income taxes	—	129,689
Other liabilities	28,680	—

Total liabilities	2,500,919	13,776,806

Commitments and contingencies (See Note 14)

Shareholders' equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2021 and 2020	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,342,823 and 19,310,835 issued at September 30, 2021 and 2020, respectively	19,343	19,311

Additional paid-in capital	51,817,095	51,458,787
Accumulated deficit	(5,882,820)	(2,340,530)
Treasury stock, at cost, 2,096,451 shares at September 30, 2021 and at September 30, 2020	(21,368,537)	(21,368,537)

Total shareholders' equity	24,585,081	27,769,031

Total liabilities and shareholders' equity	$27,086,000	$41,545,837
Check	—	—
Working Capital	15,218,172	19,473,305

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
Net sales:	2021	2020	2019

Product	$22,760,083	$20,806,121	$16,165,333
Engineering development contracts	284,713	789,078	1,407,256
Total net sales	23,044,796	21,595,199	17,572,589

Cost of sales:
Product	10,185,510	9,568,553	7,038,717
Engineering development contracts	77,656	224,671	637,402
Total cost of sales	10,263,166	9,793,224	7,676,119

Gross profit	12,781,630	11,801,975	9,896,470

Operating expenses:
Research and development	2,622,919	2,955,976	2,489,806
Selling, general and administrative	6,257,732	6,100,545	5,877,920
Total operating expenses	8,880,651	9,056,521	8,367,726

Operating income	3,900,979	2,745,454	1,528,744

Interest income	1,234	154,950	249,620
Other income	74,906	60,497	73,737
Income before income taxes	3,977,119	2,960,901	1,852,101

Income tax (benefit) expense	(1,087,783)	(308,882)	1,805

Net income	$5,064,902	$3,269,783	$1,850,296

Net income per common share:
Basic	$0.29	$0.19	$0.11
Diluted	$0.29	$0.19	$0.11

Weighted average shares outstanding:
Basic	17,225,423	16,939,302	16,867,550
Diluted	17,226,620	17,114,191	16,942,447

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2018	$18,937	$51,783,779	$3,720,291	$(21,368,537)	$34,154,470

Issuance of stock to directors	69	203,317	—	—	203,386
Net income	—	—	1,850,296	—	1,850,296

Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Share-based compensation	—	17,337	—	—	17,337
Exercise of stock options	232	174,911	—	—	175,143
Issuance of stock to directors	73	159,919	—	—	159,992
Tax withholding related to cashless exercise of stock options	—	(880,476)	—	—	(880,476)
Dividends declared	—	—	(11,180,900)	—	(11,180,900)
Net income	—	—	3,269,783	—	3,269,783

Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	—	181,350	—	—	181,350
Exercise of stock options	5	17,005	—	—	17,010
Issuance of stock to directors	27	159,953	—	—	159,980
Dividends declared	—	—	(8,607,192)	—	(8,607,192)
Net income	—	—	5,064,902	—	5,064,902

Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,064,902	$3,269,783	$1,850,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	432,176	433,510	451,278
Share-based compensation expense
Stock options	181,350	17,337	—
Stock awards	159,980	160,006	173,492
Excess and obsolete inventory cost	(100,446)	66,511	98,728
Deferred income taxes	(1,193,511)	38	57
(Increase) decrease in:
Accounts receivable	322,774	(2,020,574)	1,101,356
Contract asset	—	80,182	(80,182)
Inventories	(153,611)	112,848	(289,314)
Prepaid expenses and other current assets	(157,967)	(33,060)	(99,393)
Other non-current assets	—	(96,269)	—
Increase (decrease) in:
Accounts payable	(167,272)	(288,181)	(450,719)
Accrued expenses	(4,655)	207,568	(323,972)
Income taxes	104,640	(1,666)	3,341
Contract liability	104,139	284,134	(327,570)
Net cash provided by operating activities	4,592,499	2,192,167	2,107,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(340,678)	(118,797)	(81,281)
Net cash (used in) investing activities	(340,678)	(118,797)	(81,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program	—	1,203,900	—
Repayment of paycheck protection program	—	(1,203,900)	—
Proceeds from exercise of stock options	17,010	175,143	—
Tax withholding related to cashless exercise of stock options	—	(880,476)	—
Dividend paid	(19,788,092)	—	—
Net cash (used in) financing activities	(19,771,082)	(705,333)	—

Net (decrease) increase in cash and cash equivalents and restricted cash	(15,519,261)	1,368,037	2,026,117
Cash and cash equivalents and restricted cash, beginning of year	23,784,867	22,416,830	20,390,713

Cash and cash equivalents and restricted cash, end of year	$8,265,606	$23,784,867	$22,416,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,089	$2,456	$456
Cash received from income tax refund	—	309,712	2,049

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Cashless exercise of stock options	—	1,635,000	—
Accrual of dividends payable	—	11,180,900	—

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

2.  Concentrations

Major Customers and Products

In fiscal 2021, 2020 and 2019, the Company derived 59%, 63% and 53%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers was $2.1 million, $3.4 million and $1.3 million as of September 30, 2021, 2020 and 2019, respectively.

The largest customer, Pilatus, accounted for 20% of total revenue in fiscal year 2021, 33% of total revenue in fiscal year 2020, and 25% of total revenue in fiscal year 2019.

Flat panel sales were 88%, 80% and 90% of total sales in the years ended September 30, 2021, 2020 and 2019, respectively. Sales of air data systems and components were 12%, 20% and 10% of total sales for the years ended September 30, 2021, 2020 and 2019, respectively. Sales to government contractors and agencies accounted for approximately 18%, 32% and 20% of total sales during fiscal years 2021, 2020 and 2019, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2021 the Company had one supplier that accounted for 14.9% of the Company's total inventory related purchases. During fiscal 2020 the Company had two suppliers that accounted for 32.8% of the Company’s total inventory related purchases.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2021 and 2020 consist of cash on deposit and cash invested in money market funds with financial institutions.

Restricted Cash

On September 4, 2020, the Company’s Board of Directors declared a special cash dividend in the amount of $0.65 per share, payable on October 1, 2020 to shareholders of record as of the close of business on September 15, 2020. The total dividend payment was approximately $11.2 million and is included in restricted cash on the accompanying consolidated balance sheets. The Company did not pay dividends in fiscal 2019.

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

As of September 30, 2021, the Company had $8.3 million in cash and cash equivalents and $0 in restricted cash. Total cash and cash equivalents and restricted cash as of September 30, 2021, was $8.3 million.

As of September 30, 2020, the Company had $12.6 million in cash and cash equivalents and $11.2 million in restricted cash. Total cash and cash equivalents and restricted cash as of September 30, 2020, was $23.8 million.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	September 30,	September 30,
	2021	2020
Raw materials	$3,729,692	$3,378,246
Work-in-process	629,814	656,382
Finished goods	185,886	256,707
	$4,545,392	$4,291,335

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2021, 2020 or 2019.

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

Revenue from Contracts with Customers

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 reflect the application of ASC 606 guidance while the reported results for the fiscal years ended September 30, 2018 and September 30, 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “legacy GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principles. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

1)Identify the contract with a customer

The Company's contract with its customers typically is the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Most of our revenue is derived from purchases under which we provide a specific product or service and, as a result, there is only one performance obligation. In the event that a contract includes multiple promised goods or services, such as an EDC contract which includes both engineering services and a resulting product shipment, the Company must apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. In these cases, the Company considers whether the customer could, on its own, or together with other resources that are readily available from third parties, produce the physical product using only the output resulting from the Company's completion of engineering services. If the customer cannot produce the physical product, then the promised goods or services are accounted for as a combined performance obligation.

3)Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions as well as the cost of the goods or services and the Company's normal margins for similar performance obligations.

5)Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent of our revenue for the fiscal year ended September 30, 2021 and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal years ended September 30, 2021 and 2020. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2021 and 2020.

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

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company's contract liabilities:

Contract
Liabilities
September 30, 2020	$313,365
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(305,494)
Increases due to invoicing prior to satisfaction of performance obligations	409,633
September 30, 2021	$417,504

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the fiscal years ended 2021, 2020 and 2019 are as follows:

	For the Fiscal Year Ended September 30,
	2021	2020	2019

Customer Service Sales	$4,034,294	$4,265,086	$3,553,919
Customer Service Cost of Sales	1,489,942	1,457,995	1,374,227
Gross Profit	$2,544,352	$2,807,091	$2,179,692

Lease Recognition

On October 1, 2019, we adopted ASU 2016-02 using the required modified retrospective approach. This pronouncement requires lessees to record "right-of-use" assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. See Note 16, "Lease Recognition," to the consolidated financial statements for a discussion of the impact resulting from the adoption of this guidance.

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. For the year ended September 30, 2021, the valuation allowance was released against all federal and state deferred tax assets with the exception of certain state net operating losses due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

In December 2020, the CAA was enacted as a supplement to the CARES Act legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation did not have a material impact on the Company’s tax position.

On March 11, 2021, the ARPA, which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax position.

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income”, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal years 2021, 2020 and 2019 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and 2020, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,902	$—	$—

Fair Value Measurement on September 30, 2020
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$11,607,293	$—	$—

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

Accordingly, adoption of ASC Topic 718's fair value method results in recording compensation costs under the Company's stock based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company's stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company's estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company's financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2021 and 2020. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2021 and 2020, the estimated liability for medical claims incurred but not reported was $55,900 and $48,200, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $208,700 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2021, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. We adopted this update effective October 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or related disclosures.

As new accounting pronouncements are issued, we will adopt those that are applicable.

4.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Numerator:
Net income	$5,064,902	$3,269,783	$1,850,296
Denominator:
Basic weighted average shares	17,225,423	16,939,302	16,867,550
Dilutive effect of share-based awards	1,197	174,889	74,897
Diluted weighted average shares	17,226,620	17,114,191	16,942,447

Net income per common share:
Basic	$0.29	$0.19	$0.11
Diluted	$0.29	$0.19	$0.11

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2021, 2020 and 2019, there were 100,000, 104,500 and 550,834 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal years 2021 and 2020, 100,000 shares, respectively were excluded from the calculation of earnings per share as their effect would be anti-dilutive. For fiscal year 2019, all options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2021	2020

Prepaid insurance	$318,138	$336,331
Other	514,938	338,778
	$833,076	$675,109

6.  Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2021	2020

Computer equipment	$2,309,053	$2,302,978
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	970,725	1,031,099
Manufacturing facility	5,889,491	5,733,313
Equipment	5,545,529	5,723,355
Land	1,021,245	1,021,245
	21,337,082	21,413,029
Less accumulated depreciation and amortization	(13,193,599)	(13,237,157)
	$8,143,483	$8,175,872

Depreciation related to property and equipment was approximately $373,068, $387,617 and $423,326 in fiscal years 2021, 2020 and 2019, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value. Noncash investing activities involving property, plant and equipment comprise the abandonment of fully depreciated assets with an original cost and accumulated amortization of $416,626, $15,430 and $10,047 in fiscal years 2021, 2020 and 2019, respectively.

7.  Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2021	2020
Intangible assets, net of accumulated amortization of $634,032 at September 30, 2021 and $583,655 at September 30, 2020	$62,474	$112,851
Operating lease right-of-use assets	42,976	45,126
Other non-current assets	82,834	91,566
	$188,284	$249,543

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2021, 2020 or 2019.

Total intangible amortization expense was $50,377, $32,618 and $19,400 in fiscal years 2021, 2020 and 2019, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2021 and September 30, 2020 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets include $7,535 and $16,266 of prepaid software licenses, that will be earned upon the shipment of a certain product to a customer, as of September 30, 2021, and September 30, 2020, respectively.

8.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2021	2020

Warranty	$589,260	$547,743
Salary, benefits and payroll taxes	385,287	483,797
Professional fees	163,130	151,956
Operating lease	14,296	45,126
Other	279,142	133,338
	$1,431,115	$1,361,960

9.  Warranty

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

Warranty cost and accrual information for fiscal years ended September 30, 2021 and 2020:

	2021	2020
Warranty accrual as of October 1,	$547,743	$606,680
Expense accrual for fiscal year	176,028	67,464
Warranty cost incurred for fiscal year	(134,511)	(126,401)
Warranty accrual as of September 30,	$589,260	$547,743

10.  Income Taxes

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

In December 2020, the CAA was enacted as a supplement to the CARES Act legislation providing additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CCA provides funding for public health initiatives in response to the pandemic. This legislation did not have a material impact on the Company’s tax position.

On March 11, 2021, the ARPA, which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax position.

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2021	2020	2019

Current provision (benefit):
Federal	$95,818	$(309,401)	$—
State	9,911	481	1,749

Total current provision (benefit)	105,729	(308,920)	1,749

Deferred provision (benefit)
Federal	(754,995)	—	—
State	(438,517)	38	56

Total deferred provision (benefit)	(1,193,511)	38	56

Total current and deferred provision (benefit)	$(1,087,783)	$(308,882)	$1,805

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2021	2020	2019

U.S. Federal statutory tax rate	21.00%	21.00%	21.0%
Rate change due to tax reform	0.0%	0.0%	0.0%
State income taxes, net of federal benefit	0.6%	(2.2)%	(0.9)%
Permanent items	0.2%	(6.3)%	0.8%
Research and development tax credits	(0.6)%	(10.6)%	(0.8)%
Valuation allowance	(47.9)%	(15.2)%	(20.2)%
Change in unrecognized tax benefits	(0.7)%	2.2%	0.2%
Tax Law Changes: CARES Act	0.0%	0.3%	0.0%
Other	0.0%	0.3%	0.0%
Effective income tax rate	(27.4)%	(10.4)%	0.1%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2021	2020	2019
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$654,624	$698,233	$690,148
Research and development credit	1,327,162	1,589,247	1,331,170
NOL carryforwards -fed/state	1,612,043	2,192,018	2,590,791
Depreciation		(807,522)	(826,724)
Stock options	41,652	5,296	348,624
	3,635,481	3,677,272	4,134,009
Less: Valuation allowance	(1,449,204)	(3,471,164)	(3,922,620)
Total deferred tax assets	2,186,277	206,108	211,389

Deferred tax liabilities:
Depreciation	(1,122,455)	(335,797)	(341,040)
Total deferred tax liabilities	(1,122,455)	(335,797)	(341,040)
Net deferred tax asset (liability)	$1,063,822	$(129,689)	$(129,651)

At September 30, 2021 and 2020, the Company had state NOL carryforwards of approximately $22,221,000 and $24,392,000, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $1,327,000 and $1,589,000 in fiscal 2021 and 2020, respectively, which begin to expire in varying amounts after fiscal year ending September 30, 2033.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The change in the valuation allowance for the period ended September 30, 2021 and September 30, 2020 was approximately $2,022,000 and $451,000, respectively.

For the year ended September 30, 2021, the valuation allowance was released against all federal and state deferred tax assets with the exception of certain state net operating losses due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2021	2020	2019
Balance at beginning of year	$615,000	$546,000	$540,000
Unrecognized tax benefits related to prior years	—	39,000	—
Unrecognized tax benefits related to current year	7,000	37,000	6,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(32,000)	(7,000)	—

Balance at end of year	$590,000	$615,000	$546,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $590,000, $615,000 and $546,000 at September 30, 2021, 2020 and 2019, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2021 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2021 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2021, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2021, 2020 and 2019, the Company did not recognize any expense for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2017 and thereafter are open years subject to examination by the Internal Revenue Service. The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

11.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of $123,000, $112,000 and $96,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

12.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $341,000, $177,000, and $173,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The income tax impact recognized as a credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was approximately $181,000, $17,000 and $0 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

The Company has two share-based compensation plans: (1) the 2009 Stock-Based Incentive Compensation Plan (the “2009 Plan”), which terminated with respect to the grant of any new awards on January 20, 2019, and (2) the 2019 Stock-Based Incentive Compensation Plan (the "2019 Plan"). The 2009 Plan and the 2019 Plan were approved by the shareholders on March 12, 2009 and April 2, 2019, respectively.

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

Following is a summary of option activity under the 2009 Plan for the fiscal years ended September 30, 2021, 2020 and 2019, and changes during the periods then ended:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2018	550,834	$3.32	$15,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2019	550,834	$3.32	$761,767
Granted	—	—	—
Exercised	(546,334)	3.31	1,926,782
Cancelled			—

Outstanding at September 30, 2020	4,500	$3.78	$13,770
Granted	—	—	—
Exercised	(4,500)	3.78	9,892
Cancelled			—

Outstanding at September 30, 2021	—	$—	$—
Vested and expected to vest	—	$—	$—
Options exercisable at September 30, 2021	—	$—	$—

The following table summarizes information about stock options under the 2009 Plan at September 30, 2021:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-		Weighted-
Range of Exercise	September 30,	Remaining	Average	As of September	Average
Prices	2021	Contractual Life	Exercise Price	30, 2021	Exercise Price
$0.00 - $5.00	—	—	$—	—	$—

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

The Company did not grant any options under the 2009 Plan in fiscal years 2021, 2020 and 2019.

Total compensation expense associated with stock option awards to employees under the 2009 Plan was $0 for each of the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2009 Plan was approximately $0, $0 and $173,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

At September 30, 2021, no unrecognized compensation expense, net of forfeitures, related to non-vested stock options under the 2009 Plan, will be recognized.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of September 30, 2021, there were 689,147 shares of common stock available for awards under the 2019 Plan.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2021, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2019	—	$—	$—
Granted	100,000	7.10	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2020	100,000	$7.10	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled			—

Outstanding at September 30, 2021	100,000	$7.10	$—
Vested and expected to vest	100,000	$7.10	$—
Options exercisable at September 30, 2021	50,000	$7.10	$—

The following table summarizes information about stock options under the 2019 Plan at September 30, 2021:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-		Weighted-
Range of Exercise	September 30,	Remaining	Average	As of September	Average
Prices	2020	Contractual Life	Exercise Price	30, 2020	Exercise Price
$0.00 - $8.00	100,000	8.9	$7.10	50,000	$7.10

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

Below are the fair value assumptions used to record compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2021 (1)	2020	2019 (1)
Expected dividend rate	—	—	—
Expected volatility	—%	58.4%	—%
Weighted average risk-free interest rate	—%	0.3%	—%
Expected lives (years)	—	5.5	—
(1)The Company did not grant any options in fiscal 2021 and 2019

The Company granted 100,000 options in fiscal year 2020.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was approximately $181,000, $17,000 and $0 for fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2019 Plan was approximately $160,000, $160,000 and $0 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

At September 30, 2021, unrecognized compensation expense of approximately $164,013, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

13.  Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $2,115,971, $853,123 and $1,082,928 as of September 30, 2021, 2020 and 2019, respectively.

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

14.  Related Party Transactions

The Company incurred legal fees of $0, $15,000 and $8,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively with a lawyer who is a shareholder of the Company.

15.  Business Segments

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

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2021, 2020 and 2019, net sales outside the United States amounted to $8.4 million, $9.4 million and $7.5 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal years 2021, 2020 and 2019, the Company derived 88%, 80% and 90%, respectively, of its total product revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

16.  Lease Recognition

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

The impact of the adoption of ASU 2016-02 on the balance sheet as of October 1, 2019 was:

	As Reported		Balance
	September 30, 2019	Increase	October 1, 2019
Operating lease right-of-use assets	$—	$130,018	$130,018
Total assets	38,557,025	130,018	38,687,043
Operating lease liabilities	—	84,892	84,892
Total current liabilities	2,219,222	84,892	2,304,114
Operating lease liabilities non-current	—	45,126	45,126
Total liabilities	2,348,873	45,126	2,393,999
Total liabilities and equity	38,557,025	130,018	38,687,043

Rent expense and cash paid for various operating leases in aggregate are $103,000 for the periods ended September 30, 2021. The weighted average remaining lease term is 3.2 years, and the weighted average discount rate is 5.0% as of September 30, 2021.

Future minimum lease payments under operating leases are as follows at September 30, 2021:

	Twelve Months
	Ending	Operating
	September 30,	Leases
	2022	$14,676
	2023	$14,676
	2024	$14,676
	2025	2,446
Total minimum lease payments		$46,474
Amount representing interest		(3,498)
Present value of minimum lease payments		42,976
Current portion		(14,296)
Long-term portion of lease obligations		$28,680

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.
(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2021, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Report and is hereby incorporated by reference to such Proxy Statement.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2021.

	Number of Securities to be	Weighted-average	Number of Securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options	outstanding	compensation plans (excluding securities
Plan Category	warrants and rights	options warrants and rights	reflected in second column)
Equity compensation plans approved by security holders	100,000	$7.10	689,147

Equity compensation plans not approved by security holders	—	—	—
Total	100,000	7.10	689,147

Prior to January 20, 2019, the Company made annual grants of restricted stock awards under the 2009 Plan to its non-employee directors. In the fiscal years ended September 30, 2021, 2020 and 2019, the Company granted to its non-employee directors a total of 0, 0 and 68,437 restricted shares, respectively, under the 2009 Plan.

Going forward, the Company expects to make annual grants of restricted stock awards to its non-employee directors under the 2019 Plan. In the fiscal years ended September 30, 2021, 2020 and 2019, the Company granted to its non-employee directors a total of 27,488, 73,056 and 0 restricted shares, respectively, under the 2019 Plan.

Total share-based compensation expense for non-employee directors was $160,000, $160,000 and $173,000 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

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

Dated: December 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey S. M. Hedrick	Chairman & Chief Executive Officer	December 22, 2021
Geoffrey S. M. Hedrick

/s/ Shahram Askarpour	President	December 22, 2021
Shahram Askarpour

/s/ Relland M. Winand	Chief Financial Officer (Principal Accounting Officer)	December 22, 2021
Relland M. Winand

/s/ Glen R. Bressner	Director	December 22, 2021
Glen R. Bressner

/s/ Winston J. Churchill	Director	December 22, 2021
Winston J. Churchill

/s/ Robert E. Mittelstaedt, Jr.	Director	December 22, 2021
Robert E. Mittelstaedt, Jr.

/s/ Roger A. Carolin	Director	December 22, 2021
Roger A. Carolin

(b)