Form 10-Q
period 2021-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2022-02-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, there were 17,271,768 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2021

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,705,993	$8,265,606
Accounts receivable	3,721,216	4,046,337
Inventories	4,606,475	4,545,392
Prepaid expenses and other current assets	881,478	833,076
Total current assets	18,915,162	17,690,411
Property and equipment, net	8,131,449	8,143,483
Deferred income taxes	832,524	1,063,822
Other assets	181,655	188,284

Total assets	$28,060,790	$27,086,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$500,464	$623,620
Accrued expenses	1,435,528	1,431,115
Contract liability	335,854	417,504

Total current liabilities	2,271,846	2,472,239

Other liabilities	25,214	28,680

Total liabilities	2,297,060	2,500,919

Commitments and contingencies (See Note 6)

Shareholders' equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2021 and September 30, 2021	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,342,823 issued at December 31, 2021 and September 30, 2021	19,343	19,343
Additional paid-in capital	51,862,686	51,817,095
(Accumulated deficit)	(4,749,762)	(5,882,820)
Treasury stock, at cost, 2,096,451 shares at December 31, 2021 and September 30, 2021	(21,368,537)	(21,368,537)

Total shareholders' equity	25,763,730	24,585,081
Total liabilities and shareholders' equity	$28,060,790	$27,086,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2021	2020
Net Sales:
Product	$6,695,778	$4,802,835
Engineering development contracts	—	66,817
Total net sales	6,695,778	4,869,652

Cost of sales:
Product	2,728,057	2,294,294
Engineering development contracts	—	9,535
Total cost of sales	2,728,057	2,303,829

Gross profit	3,967,721	2,565,823

Operating expenses:
Research and development	736,525	600,298
Selling, general and administrative	1,806,982	1,733,154
Total operating expenses	2,543,507	2,333,452

Operating income	1,424,214	232,371

Interest income	96	879
Other income	16,238	16,392
Income before income taxes	1,440,548	249,642

Income tax expense	307,490	9,497

Net income	$1,133,058	$240,145

Net income per common share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Weighted average shares outstanding:
Basic	17,246,372	17,214,384
Diluted	17,246,372	17,216,287

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2021
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	45,591	—	—	45,591
Net income	—	—	1,133,058	—	1,133,058

Balance, December 31, 2021	$19,343	$51,862,686	$(4,749,762)	$(21,368,537)	$25,763,730

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2020
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	—	45,591	—	—	45,591
Dividends declared	—		(8,607,192)		(8,607,192)
Net income	—	—	240,145	—	240,145

Balance, December 31, 2020	$19,311	$51,504,378	$(10,707,577)	$(21,368,537)	$19,447,575

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,133,058	$240,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,372	113,682
Share-based compensation expense
Stock options	45,591	45,591
Deferred income taxes	231,298	—
(Increase) decrease in:
Accounts receivable	325,121	1,824,582
Inventories	(61,083)	110,592
Prepaid expenses and other current assets	(48,402)	(175,752)
Increase (decrease) in:
Accounts payable	(123,156)	(63,299)
Accrued expenses	(71,606)	(228,820)
Income taxes payable	76,192	9,497
Contract liability	(81,650)	(191,892)
Net cash provided by operating activities	1,517,735	1,684,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,348)	(72,846)
Net cash used in investing activities	(77,348)	(72,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	—	(19,788,092)
Net cash used in financing activities	—	(19,788,092)

Net increase (decrease) in cash and cash equivalents	1,440,387	(18,176,612)
Cash and cash equivalents, beginning of year	8,265,606	23,784,867

Cash and cash equivalents, end of year	$9,705,993	$5,608,255

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2021 is derived from the audited financial statements of the Company. Operating results for the three-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2021 and September 30, 2021 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-month periods ended December 31, 2021 or 2020.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,046,805	$—	$—

Fair Value Measurement on September 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,902	$—	$—

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

Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent of our revenue for the three-month periods ended December 31, 2021 and 2020, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month periods ended December 31, 2021 and 2020, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-month periods ended December 31, 2021 and 2020, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities
September 30, 2021	$417,504
Amount transferred to receivables from contract assets	—
Contract asset additions	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(117,986)
Increases due to invoicing prior to satisfaction of performance obligations	36,336
December 31, 2021	$335,854

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-month periods ended December 31, 2021 and 2020 respectively are as follows:

	For the Three Months Ended December 31,
	2021	2020
Customer Service Sales	$1,085,445	$815,503
Customer Service Cost of Sales	343,650	316,637
Gross Profit	$741,795	$498,866

Lease Recognition

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which utilizes a balance sheet approach to provide for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets, liabilities, and expected benefits of utilizing NOLs and tax credit carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. At the end of each interim reporting period, the Company prepares an estimate of the annual effective income tax rate and applies that annual effective income tax rate to ordinary year-to-date pre-tax income for the interim period. Specific tax items discrete to a particular quarter are recorded in income tax expense for that quarter. The estimated annual effective tax rate used in providing for income taxes on a year-to-date basis may change in subsequent periods.

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At December 31, 2021, approximately 18% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-month periods ended December 31, 2021 and 2020, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2021 and September 30, 2021, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2021 and September 30, 2021, the estimated liability for medical claims incurred but not reported was $56,580 and $55,934, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $162,706 and $208,651 as a current asset in the accompanying condensed consolidated balance sheets as of December 31, 2021 and September 30, 2021, respectively.

Concentrations

Major Customers and Products

In the three-month period ended December 31, 2021, two customers, Air Transport Services Group, and Pilatus Aircraft Ltd (“Pilatus”), accounted for 25%, and 24% of net sales, respectively. In the three-month period ended December 31, 2020, three customers, Sierra Nevada Corporation, Amazon.com, Inc. and Textron Aviation,Inc, accounted for 17%, 12% and 11% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three-month period ended December 31, 2021, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2021	2021
Raw materials	$3,741,707	$3,729,692
Work-in-process	678,941	629,814
Finished goods	185,827	185,886
	$4,606,475	$4,545,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2021	2021
Prepaid insurance	$638,385	$318,138
Other	243,093	514,938
	$881,478	$833,076

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2021	2021
Computer equipment	$2,294,387	$2,309,053
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	970,725	970,725
Manufacturing facility	5,889,491	5,889,491
Equipment	5,622,877	5,545,529
Land	1,021,245	1,021,245
	21,399,764	21,337,082
Less: accumulated depreciation and amortization	(13,268,315)	(13,193,599)
	$8,131,449	$8,143,483

Depreciation and amortization related to property and equipment was $92,372 and $93,051 for the three-month periods ended December 31, 2021 and 2020, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2021	2021
Intangible assets, net of accumulated amortization of $634,032 at December 31, 2021 and September 30, 2021	$62,474	$62,474
Operating lease right-of-use asset	39,336	42,976
Other non-current assets	79,845	82,834
	$181,655	$188,284

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three-month periods ended December 31, 2021 and 2020.

Intangible asset amortization expense was $0 and $19,914 for the three-month periods ended December 31, 2021 and 2020, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of December 31, 2021 and September 30, 2021 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of December 31, 2021 and September 30, 2021 includes $4,545 and $7,535, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $2,990 and $717 for the three-month periods ended December 31, 2021 and 2020, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2021	2021
Warranty	$596,436	$589,260
Salary, benefits and payroll taxes	220,705	385,287
Professional fees	208,680	163,130
Operating lease	14,122	14,296
Other	395,585	279,142
	$1,435,528	$1,431,115

Warranty cost and accrual information for the three-month period ended December 31, 2021 is highlighted below:

Three Months Ending
December 31, 2021
Warranty accrual, beginning of period	$589,260
Accrued expense	32,590
Warranty cost	(25,414)
Warranty accrual, end of period	$596,436

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The income tax expense for the three-month period ended December 31, 2021 was $307,490 as compared to an income tax expense of $9,497 for the three-month period ended December 31, 2020.

The effective tax rate for the three-month period ended December 31, 2021 was 21.3% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax rate for the three-month period ended December 31, 2020 was 3.8% and differs from the statutory tax rate primarily due to net operating loss realization due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three-month period ended December 31, 2020, the valuation allowance decreased by approximately $40,000.

4. Shareholders’ Equity and Share-Based Payments

At December 31, 2021, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $45,591 for the three-month periods ended December 31, 2021 and 2020, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of December 31, 2021, there were 689,147 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense under the 2019 Plan related to options issued to employees was $45,591 and $45,591 for the three-month periods ended December 31, 2021 and 2020, respectively. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month periods ended December 31, 2021 and 2020, respectively. Total compensation expense associated with the 2019 Plan was $45,591 and $45,591 for the three-month periods ended December 31, 2021 and 2020, respectively.

At December 31, 2021, unrecognized compensation expense of approximately $118,422, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income	$1,133,058	$240,145
Denominator:
Basic weighted average shares	17,246,372	17,214,384
Dilutive effect of share-based awards	—	1,903
Diluted weighted average shares	17,246,372	17,216,287

Earnings per common share:
Basic EPS	$0.07	$0.01
Diluted EPS	$0.07	$0.01

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of December 31, 2021 and 2020, there were 100,000 and 104,500 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended December 31, 2021 and 2020, respectively, 100,000 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

7. Leases

The Company accounts for leases in accordance with ASU 2016-02 and records “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases with an initial term of greater than one year. Consistent with previous accounting guidance, we will recognize payments for leases with a term of less than one year in the statement of operations on a straight-line basis over the lease term.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2021:

Classification on the Consolidated Balance Sheet on December 31, 2021
Assets
Operating leases	Other assets	$39,336

Liabilities
Operating leases- current	Accrued expenses	$14,122
Operating leases – noncurrent	Other liabilities	$25,214
Total lease liabilities		$39,336

Rent expense and cash paid for various operating leases in aggregate are $3,669 for the three-month period ended December 31, 2021. The weighted average remaining lease term is 2.9 years and the weighted average discount rate is 5.0% as of December 31, 2021.

Future minimum lease payments under operating leases are as follows at December 31, 2021:

	Twelve Months
	Ending	Operating
	December 31,	Leases
	2022	$14,676
	2023	$14,676
	2024	13,453
Total minimum lease payments		$42,805
Amount representing interest		(3,469)
Present value of minimum lease payments		39,336
Current portion		(14,122)
Long-term portion of lease obligations		$25,214

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines (including vaccine boosters) and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain regulatory approval of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2021 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2021. See also Note 1 to the unaudited condensed consolidated financial statements for the three months ended December 31, 2021 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2021 AND 2020

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2021	2020
Net sales:
Product	100.0%	98.6%
Engineering development contracts	0.0%	1.4%
Total net sales	100.0%	100.0%

Cost of sales:
Product	40.7%	47.1%
Engineering development contracts	0.0%	0.2%
Total cost of sales	40.7%	47.3%

Gross profit	59.3%	52.7%

Operating expenses:
Research and development	11.0%	12.3%
Selling, general and administrative	27.0%	35.6%
Total operating expenses	38.0%	47.9%

Operating income	21.3%	4.8%

Interest income	0.0%	0.0%
Other income	0.2%	0.3%
Income before income taxes	21.5%	5.1%

Income tax expense	4.6%	0.2%

Net income	16.9%	4.9%

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 30, 2020

Net sales. Net sales were $6,695,778 for the three months ended December 31, 2021 compared to $4,869,652 for the three months ended December 31, 2020, an increase of 37.5%. Product sales increased $1,892,943 and EDC sales decreased $66,817 in the three months ended December 31, 2021 compared to the year ago quarter. This increase in product sales for the three months ended December 31, 2021 primarily resulted from increased shipments of displays for retrofit programs to commercial air transport customers as well as increased shipments to Pilatus under the Company’s PC-24 contract.

Cost of sales. Cost of sales increased $424,228, or 18.4%, to $2,728,057, or 40.7% of net sales, in the three months ended December 31, 2021, compared to $2,303,829 or 47.3% of net sales, in the three months ended December 31, 2020. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The Company’s overall gross margin was 59.3% and 52.7% for the three months ended December 31, 2021 and 2020, respectively. The increase in gross margin percentage for the three months ended December 31, 2021 reflects manufacturing efficiencies gained due to increased sales volume and a favorable product mix.

Research and development. R&D expense increased $136,227, or 22.7%, to $736,525 in the three months ended December 31, 2021 from $600,298 in the three months ended December 31, 2020. As a percentage of net sales, R&D expense decreased to 11.0% of net sales in the three months ended December 31, 2021 from 12.3% of net sales in the three months ended December 31, 2020 reflecting increased net sales in the current quarter. The increase in R&D expense in the quarter was primarily the result of a higher proportion of efforts focused upon internal projects rather than product development programs that would be allocated to cost of sales.

Selling, general and administrative. Selling, general and administrative expense increased by $73,828 to $1,806,982 in the three months ended December 31, 2021 from $1,733,154 in the three months ended December 31, 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 27.0% of net sales in the three months ended December 31, 2021 from 35.6% of net sales in the three months ended December 31, 2020. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in professional fees, trade show expenses, payroll and payroll related benefits.

Interest income. Interest income decreased by $783 to $96 in the three months ended December 31, 2021 from $879 in the three months ended December 31, 2020, mainly a result of decreased cash balance in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $154 to $16,238 in the three months ended December 31, 2021 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended December 31, 2021 was $307,490 as compared to an income tax expense of $9,497 for the three months ended December 31, 2020.

The effective tax rate for the three months ended December 31, 2021 was 21.3% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax rate for the three months ended December 31, 2020 was 3.8% and differs from the statutory tax rate primarily due to net operating loss realization due to an increase in pretax book income and the release of the valuation allowance. This loss utilization both decreased the deferred tax asset and the valuation allowance. For the three months ended December 31, 2020, the valuation allowance decreased by approximately $40,000.

Net income. The Company reported net income for the three months ended December 31, 2021 of $1,133,058 compared to net income of $240,145 for the three months ended December 31, 2020. On a diluted basis, the net income per share was $0.07 for the three months ended December 31, 2021 compared to net income per share of $0.01 for the three months ended December 31, 2020.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2021	2021
Cash and cash equivalents	$9,705,993	$8,265,606
Accounts receivable	3,721,216	4,046,337
Current assets	18,915,162	17,690,411
Current liabilities	2,271,846	2,472,239
Contract liability	335,854	417,504
Other non-current liabilities (1)	25,214	28,680
Quick ratio (2)	5.91	4.98
Current ratio (3)	8.33	7.16

	Three Months Ended December 31,
	2021	2020
Cash flow activites:
Net cash provided by operating activites	$1,517,735	$1,684,326
Net cash used in investing activites	(77,348)	(72,846)
Net cash used in financing activites	—	(19,788,092)
(1)	Excludes contract liability
(2)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(3)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, contract assets, and payroll, as well as the Company’s known contractual and other commitments (including those described in Note 7, “Leases”). The Company’s existing cash balances and anticipated cash flows from operations are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed above, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

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

Operating activities

Net cash provided by operating activities for the three-month period ended December 31, 2021 resulted primarily from funding from net income of $1,133,058 and a decrease in accounts receivable of $325,121.

Net cash provided by operating activities for the three-month period ended December 31, 2020 resulted primarily from a decrease in accounts receivable of $1,824,582, offset by a decrease in accrued expenses of $228,820.

Investing activities

Net cash used in investing activities was $77,348 for the three-month period ended December 31, 2021 and consisted primarily of the purchase of laboratory test equipment.

Net cash used in investing activities was $72,846 for the three-month period ended December 31, 2020 and consisted primarily of the purchase of computer, production and laboratory test equipment.

Financing activities

Net cash used in financing activities was $0 for the three-month period ended December 31, 2021.

Net cash used in financing activities was $19,788,092 for the three-month period ended December 31, 2020 and consisted primarily of dividends paid.

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

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, with the omicron variant and the possibility of the emergence of other new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations. Furthermore, the significant market turbulence and disruption caused by the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

Environmental, Social and Governance Considerations

In recent years, environmental, social and governance (“ESG”) issues have become an increasing area of focus for some of our shareholders, customers and suppliers. Management and the Company’s Board of Directors are committed to identifying, assessing, and understanding the potential impact of ESG issues and related risks on the Company’s business model, as well as potential areas of improvement.

Among the ESG issues we support within the Company, we are committed to recruiting, motivating and developing a diversity of talent. We are an equal opportunity employer and a Vietnam Era Veterans’ Readjustment Assistance Act federal contractor. All qualified applicants receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability status, protected veteran status, or any other characteristic protected by law.

The nature of our business also supports long-term sustainability. Historically, a majority of the Company’s sales have come from the retrofit market, in which the Company, by making upgrades to improve the functionality and safety of existing machinery, facilitates the re-use and recycling of aircraft and equipment that might otherwise be scrapped as obsolete. The Company’s Global Positioning System (“GPS”) receivers also facilitate reduced carbon footprint navigation. The Company also plans to enhance its focus on the environmental impact of its operations.

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-month period ended December 31, 2021:

Three Months Ended
December 31, 2021
Backlog, beginning of period	$9,121,585
Bookings, net	3,784,003
Recognized in revenue	(6,695,778)
Backlog, end of period	$6,209,810

At December 31, 2021, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended December 31, 2021 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $45,000 with a resulting impact on cash flows of approximately $45,000 for the three-month period ended December 31, 2021.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2021. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 11, 2022	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER