Form 10-Q
period 2022-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2022-05-13
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 17,271,768 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,618,840	$8,265,606
Accounts receivable	4,055,692	4,046,337
Inventories	4,689,261	4,545,392
Prepaid expenses and other current assets	878,031	833,076
Total current assets	21,241,824	17,690,411
Property and equipment, net	8,047,346	8,143,483
Deferred income taxes	536,681	1,063,822
Other assets	173,409	188,284

Total assets	$29,999,260	$27,086,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$744,692	$623,620
Accrued expenses	1,558,161	1,431,115
Contract liability	276,728	417,504

Total current liabilities	2,579,581	2,472,239

Other liabilities	21,790	28,680

Total liabilities	2,601,371	2,500,919

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2022 and September 30, 2021	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,368,219 and 19,342,823 issued at March 31, 2022 and September 30, 2021	19,368	19,343
Additional paid-in capital	52,067,250	51,817,095
(Accumulated deficit)	(3,320,192)	(5,882,820)
Treasury stock, at cost, 2,096,451 shares at March 31, 2021 and September 30, 2021	(21,368,537)	(21,368,537)

Total shareholders’ equity	27,397,889	24,585,081
Total liabilities and shareholders’ equity	$29,999,260	$27,086,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Sales:
Product	$6,647,617	$5,102,670	$13,343,395	$9,905,505
Engineering development contracts	198,203	19,175	198,203	85,992
Total net sales	6,845,820	5,121,845	13,541,598	9,991,497

Cost of sales:
Product	2,646,462	2,211,649	5,374,519	4,505,943
Engineering development contracts	16,748	7,205	16,748	16,740
Total cost of sales	2,663,210	2,218,854	5,391,267	4,522,683

Gross profit	4,182,610	2,902,991	8,150,331	5,468,814

Operating expenses:
Research and development	650,031	689,654	1,386,556	1,289,952
Selling, general and administrative	1,724,800	1,602,118	3,531,782	3,335,272
Total operating expenses	2,374,831	2,291,772	4,918,338	4,625,224

Operating income	1,807,779	611,219	3,231,993	843,590

Interest income	346	152	442	1,031
Other income	11,555	17,371	27,793	33,763
Income before income taxes	1,819,680	628,742	3,260,228	878,384

Income tax expense	390,110	20,165	697,600	29,662

Net income	$1,429,570	$608,577	$2,562,628	$848,722

Net income per common share:
Basic	$0.08	$0.04	$0.15	$0.05
Diluted	$0.08	$0.04	$0.15	$0.05

Weighted average shares outstanding:
Basic	17,253,746	17,222,165	17,250,059	17,218,275
Diluted	17,253,746	17,223,998	17,250,059	17,220,143

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2022
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	45,591	—	—	45,591
Net income	—	—	1,133,058	—	1,133,058

Balance, December 31, 2021	$19,343	$51,862,686	$(4,749,762)	$(21,368,537)	$25,763,730

Issuance of stock to directors	25	159,970	—	—	159,995
Share-based compensation	—	44,594	—	—	44,594
Net income	—	—	1,429,570	—	1,429,570

Balance, March 31, 2022	$19,368	$52,067,250	$(3,320,192)	$(21,368,537)	$27,397,889

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,562,628	$848,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,136	224,478
Share-based compensation expense
Stock options	90,185	90,185
Stock awards	159,995	159,980
Excess and obsolete inventory cost	—	(195,762)
Deferred income taxes	527,141	—
(Increase) decrease in:
Accounts receivable	(9,355)	1,521,544
Inventories	(143,869)	(167,014)
Prepaid expenses and other current assets	(44,955)	(160,952)
Increase (decrease) in:
Accounts payable	121,072	263,517
Accrued expenses	67,412	(92,642)
Income taxes payable	59,978	29,181
Contract liability	(140,776)	(221,293)
Net cash provided by operating activities	3,437,592	2,299,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,358)	(299,028)
Net cash used in investing activities	(84,358)	(299,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid	—	(19,788,092)
Net cash used in financing activities	—	(19,788,092)

Net increase (decrease) in cash and cash equivalents	3,353,234	(17,787,176)
Cash and cash equivalents, beginning of year	8,265,606	23,784,867

Cash and cash equivalents, end of year	$11,618,840	$5,997,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$110,481	$481

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2021 is derived from the audited financial statements of the Company. Operating results for the three-and six-month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Impact of the Russia and Ukraine War

The war between Russia and Ukraine and the global response to this war could have an adverse impact on our business and results of operations. Although the war has not had, and is not expected to have, a material impact on our operating results, it is not possible to predict the broader or long-term consequences of the war between Russia and Ukraine, which may include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, cybersecurity conditions, financial markets and energy markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell and ship products, collect payments from and support customers in certain regions, and could increase the costs, risks and adverse impacts from supply chain and logistics disruptions.

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, the COVID-19 pandemic, as well as the quarantines and other governmental and non‑governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus (including recent developments as a result of newer variants or strains of SARS‑CoV‑2), have created significant volatility, uncertainty and disruption which may adversely affect IS&S’ business and has caused and is continuing to cause significant market turbulence and disruption that may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2022 and September 30, 2021 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-and six-month periods ended March 31, 2022 or 2021.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their fair value because of the short-term nature of these instruments. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$9,981,062	$—	$—

Fair Value Measurement on September 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,902	$—	$—

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Revenue from products transferred to customers at a point in time accounted for 100 percent of our revenue for the three-and six-month periods ended March 31, 2022 and 2021, respectively, and is typically recognized at the time of shipment of products to the customer. The remaining revenue results from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-and six-month periods ended March 31, 2022 and 2021, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-and six-month periods ended March 31, 2022 and 2021, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities
September 30, 2021	$417,504
Amount transferred to receivables from contract assets	—
Contract asset additions	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(316,320)
Increases due to invoicing prior to satisfaction of performance obligations	175,544
March 31, 2022	$276,728

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and six-month periods ended March 31, 2022 and 2021 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Customer Service Sales	$1,360,155	$1,214,372	$2,445,600	$2,029,875
Customer Service Cost of Sales	399,086	354,664	742,736	671,301
Gross Profit	$961,069	$859,708	$1,702,864	$1,358,574

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years, and tax planning strategies which are both prudent and feasible. For the quarter ended June 30, 2021, the valuation allowance was released for all federal and some state deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets.If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At March 31, 2022, approximately 19% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-and six-month periods ended March 31, 2022 and 2021, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2022 and September 30, 2021, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2022 and September 30, 2021, the estimated liability for medical claims incurred but not reported was $59,859 and $55,934, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $233,567 and $208,651 as a current asset in the accompanying condensed consolidated balance sheets as of March 31, 2022 and September 30, 2021, respectively.

Concentrations

Major Customers and Products

In the three-month period ended March 31, 2022, three customers, Pilatus Aircraft Ltd (“Pilatus”), Amazon.com and Textron Aviation, Inc. (“Textron”), accounted for 29%, 11% and 10% of net sales, respectively. In the six-month period ended March 31, 2022, two customers, Pilatus, and Air Transport Services Group, accounted for 26%, and 13% of net sales, respectively.

In the three-month period ended March 31, 2021, two customers, Pilatus, and Textron, accounted for 25%, and 16% of net sales, respectively. In the six-month period ended March 31, 2021, three customers, Pilatus, Textron, and Sierra Nevada Corporation, accounted for 17%, 14% and 12% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and six-month periods ended March 31, 2022, the Company had three suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and six-month periods ended March 31, 2021, the Company had one and two suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2022	2021
Raw materials	$3,751,366	$3,729,692
Work-in-process	732,778	629,814
Finished goods	205,117	185,886
	$4,689,261	$4,545,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2022	2021
Prepaid insurance	$544,254	$318,138
Other	333,777	514,938
	$878,031	$833,076

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2022	2021
Computer equipment	$2,294,387	$2,309,053
Corporate airplanes	5,601,039	5,601,039
Furniture and office equipment	977,735	970,725
Manufacturing facility	5,889,491	5,889,491
Equipment	5,622,877	5,545,529
Land	1,021,245	1,021,245
	21,406,774	21,337,082
Less: accumulated depreciation and amortization	(13,359,428)	(13,193,599)
	$8,047,346	$8,143,483

Depreciation and amortization related to property and equipment was $88,122 and $95,844 for the three-month periods ended March 31, 2022 and 2021, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $180,494 and $188,895 for the six-month periods ended March 31, 2022 and 2021, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2022	2021
Intangible assets, net of accumulated amortization of $635,095 and $634,032 at March 31, 2022 and September 30, 2021	$61,411	$62,474
Operating lease right-of-use asset	35,741	42,976
Other non-current assets	76,257	82,834
	$173,409	$188,284

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six-month periods ended March 31, 2022 and 2021.

Intangible asset amortization expense was $1,063 and $12,559 for the three-month periods ended March 31, 2022 and 2021, respectively. Intangible asset amortization expense was $1,063 and $32,473 for the six-month periods ended March 31, 2022 and 2021, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of March 31, 2022 and September 30, 2021 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of March 31, 2022 and September 30, 2021 includes $958 and $7,535, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $3,557 and $2,392 for the three-month periods ended March 31, 2022 and 2021, respectively. Other non-current assets amortization expense was $6,577 and $3,110 for the six-month periods ended March 31, 2022 and 2021, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2022	2021
Warranty	$585,867	$589,260
Salary, benefits and payroll taxes	366,801	385,287
Professional fees	129,584	163,130
Income tax	164,715	104,737
Operating lease	13,951	14,296
Other	297,243	174,405
	$1,558,161	$1,431,115

Warranty cost and accrual information for the three-month period ended March 31, 2022 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2022	March 31, 2022
Warranty accrual, beginning of period	$596,436	$589,260
Accrued expense	32,054	64,644
Warranty cost	(42,623)	(68,037)
Warranty accrual, end of period	$585,867	$585,867

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The income tax expense for the three-month period ended March 31, 2022 was $390,110 as compared to an income tax expense of $20,165 for the three-month period ended March 31, 2021.

The effective tax rate for the three-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

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

The income tax expense for the six-month period ended March 31, 2022 was $697,600 as compared to an income tax expense of $29,662 for the six-month period ended March 31, 2021.

The effective tax rate for the six-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

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

4. Shareholders’ Equity and Share-Based Payments

At March 31, 2022, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $204,589 and $204,574 for the three-month periods ended March 31, 2022 and 2021, respectively. Total share-based compensation expense was $250,180 and $250,165 for the six-month periods ended March 31, 2022 and 2021, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus

139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. On August 27, 2020, 100,000 stock options have been granted to Relland M. Winand, the Company’s Chief Financial Officer, under the 2019 Plan. As of March 31, 2022, there were 663,751 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense under the 2019 Plan related to options issued to employees was $44,594 for each of the three-month periods ended March 31, 2022 and 2021. The compensation expense under the 2019 Plan related to options issued to employees was $90,185 for each of the six-month periods ended March 31, 2022 and 2021.

The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $159,995 for each of the three- and six-month periods ended March 31, 2022 and $159,980 for each of the three- and six-month periods ended March 31, 2021.

Total compensation expense associated with the 2019 Plan was $204,589 and $204,574 for the three-month periods ended March 31, 2022 and 2021, respectively. Total compensation expense associated with the 2019 Plan was $250,180 and $250,165 for the six-month periods ended March 31, 2022 and 2021, respectively.

At March 31, 2022, unrecognized compensation expense of approximately $73,828, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$1,429,570	$608,577	$2,562,628	$848,722
Denominator:
Basic weighted average shares	17,253,746	17,222,165	17,250,059	17,218,275
Dilutive effect of share-based awards	—	1,833	—	1,868
Diluted weighted average shares	17,253,746	17,223,998	17,250,059	17,220,143

Earnings per common share:
Basic EPS	$0.08	$0.04	$0.15	$0.05
Diluted EPS	$0.08	$0.04	$0.15	$0.05

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of March 31, 2022 and 2021, there were 100,000 and 104,500 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended March 31, 2022 and 2021, 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six-month periods ended March 31, 2022 and 2021, 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2022:

Classification on the Consolidated Balance Sheet on March 31, 2022
Assets
Operating leases	Other assets	$35,741

Liabilities
Operating leases- current	Accrued expenses	$13,951
Operating leases – noncurrent	Other liabilities	$21,790
Total lease liabilities		$35,741

Rent expense and cash paid for various operating leases in aggregate are $3,669 and $7,338 for the three- and six-month periods ended March 31, 2022. The weighted average remaining lease term is 2.7 years and the weighted average discount rate is 5.0% as of March 31, 2022.

Future minimum lease payments under operating leases are as follows at March 31, 2022:

	Twelve Months
	Ending	Operating
	March 31,	Leases
	2023	$14,676
	2024	14,676
	2025	9,784
Total minimum lease payments		$39,136
Amount representing interest		(3,395)
Present value of minimum lease payments		35,741
Current portion		(13,951)
Long-term portion of lease obligations		$21,790

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

Company Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced GPS receivers that enable reduced carbon footprint navigation.

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

The Company has developed, and in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers.

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the war between Russia and Ukraine and the global response to this war, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2021 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2021. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2022 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

MARCH 31, 2022 AND 2021

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales:
Product	97.1%	99.6%	98.5%	99.1%
Engineering development contracts	2.9%	0.4%	1.5%	0.9%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	38.7%	43.2%	39.7%	45.1%
Engineering development contracts	0.2%	0.1%	0.1%	0.2%
Total cost of sales	38.9%	43.3%	39.8%	45.3%

Gross profit	61.1%	56.7%	60.2%	54.7%

Operating expenses:
Research and development	9.5%	13.5%	10.2%	12.9%
Selling, general and administrative	25.2%	31.3%	26.1%	33.4%
Total operating expenses	34.7%	44.7%	36.3%	46.3%

Operating income	26.4%	11.9%	23.9%	8.4%

Interest income	0.0%	0.0%	0.0%	0.0%
Other income	0.2%	0.3%	0.2%	0.3%
Income before income taxes	26.6%	12.3%	24.1%	8.8%

Income tax expense	5.7%	0.4%	5.2%	0.3%

Net income	20.9%	11.9%	18.9%	8.5%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net sales. Net sales were $6,845,820 for the three months ended March 31, 2022 compared to $5,121,845 for the three months ended March 31, 2021, an increase of 33.7%. Product sales increased $1,544,947 and EDC sales increased $179,028 in the three months ended March 31, 2022 compared to the year ago quarter. This increase in product sales for the three months ended March 31, 2022 primarily resulted from increased shipments of displays for retrofit programs to commercial air transport customers as well as increased shipments to Pilatus under the Company’s PC-24 contract.

Cost of sales. Cost of sales increased $444,356, or 20.0%, to $2,663,210, or 38.9% of net sales, in the three months ended March 31, 2022, compared to $2,218,854 or 43.3% of net sales, in the three months ended March 31, 2021. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The Company’s overall gross margin was 61.1% and 56.7% for the three months ended March 31, 2022 and 2021, respectively. The increase in gross margin percentage for the three months ended March 31, 2022 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume, and a favorable product mix.

Research and development. R&D expense decreased $39,623, or 5.7%, to $650,031 in the three months ended March 31, 2022 from $689,654 in the three months ended March 31, 2021. As a percentage of net sales, R&D expense decreased to 9.5% of net sales in the three months ended March 31, 2022 from 13.5% of net sales in the three months ended March 31, 2021 reflecting increased net sales in the current quarter. The decrease in R&D expense in the quarter was primarily the result of a decrease in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $122,682 to $1,724,800 in the three months ended March 31, 2022 from $1,602,118 in the three months ended March 31, 2021. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% of net sales in the three months ended March 31, 2022 from 31.3% of net sales in the three months ended March 31, 2021 reflecting increased net sales in the current quarter. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in professional fees.

Interest income. Interest income increased by $194 to $346 in the three months ended March 31, 2022 from $152 in the three months ended March 31, 2021, mainly a result of increased cash balance in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $5,816 to $11,555 in the three months ended March 31, 2022 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended March 31, 2022 was $390,110 as compared to an income tax expense of 20,165 for the three months ended March 31, 2021.

The effective tax rate for the three-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

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

Net income. The Company reported net income for the three months ended March 31, 2022 of $1,429,570 compared to net income of $608,577 for the three months ended March 31, 2021. On a diluted basis, the net income per share was $0.08 for the three months ended March 31, 2022 compared to net income per share of $0.04 for the three months ended March 31, 2021.

Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Net sales. Net sales were $13,541,598 for the six months ended March 31, 2022 compared to $9,991,497 for the six months ended March 31, 2021, an increase of 35.5%. Product sales increased $3,437,890 and EDC sales increased $112,211 in the six months ended March 31, 2022 compared to the same period in the prior year. This increase in product sales for the six months ended March 31, 2022 primarily resulted from increased shipments of displays for retrofit programs to commercial air transport customers as well as increased shipments to Pilatus under the Company’s PC-24 contract.

Cost of sales. Cost of sales increased $868,584, or 19.2%, to $5,391,267, or 39.8% of net sales, in the six months ended March 31, 2022, compared to $4,522,683 or 45.3% of net sales, in the six months ended March 31, 2021. The increase in cost of sales was primarily the result of an increase in product sales volume for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The Company’s overall gross margin was 60.2% and 54.7% for the six months ended March 31, 2022 and 2021, respectively. The increase in gross margin percentage for the six months ended March 31, 2022 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume, and a favorable product mix.

Research and development. R&D expense increased $96,604, or 7.5%, to $1,386,556 in the six months ended March 31, 2022 from $1,289,952 in the six months ended March 31, 2021. As a percentage of net sales, R&D expense decreased to 10.2% of net sales in the six months ended March 31, 2022 from 12.9% of net sales in the six months ended March 31, 2021 reflecting increased net sales in the current period compared to the same period in the prior year. The increase in R&D expense in the period was primarily the result of a lower proportion of efforts focused upon product development programs that were allocated to cost of sales in the period rather than internal projects.

Selling, general and administrative. Selling, general and administrative expense increased by $196,510 to $3,531,782 in the six months ended March 31, 2022 from $3,335,272 in the six months ended March 31, 2021. As a percentage of net sales, selling, general and administrative expenses decreased to 26.1% of net sales in the six months ended March 31, 2022 from 33.4% of net sales in the six months ended March 31, 2021 reflecting increased net sales in the period compared to the same period in the prior year. The increase in selling, general and administrative expense in the period was primarily the result of an increase in professional fees.

Interest income. Interest income decreased by $589 to $442 in the six months ended March 31, 2022 from $1,031 in the six months ended March 31, 2021, mainly a result of decreased cash balance in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $5,970 to $27,793 in the six months ended March 31, 2022 compared to the same period in the prior year.

Income tax expense. The income tax expense for the six months ended March 31, 2022 was $697,600 as compared to an income tax expense of $29,662 for the six months ended March 31, 2021.

The effective tax rate for the six-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

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

Net income. The Company reported net income for the six months ended March 31, 2022 of $2,562,628 compared to net income of $848,722 for the six months ended March 31, 2021. On a diluted basis, the net income per share was $0.15 for the six months ended March 31, 2022 compared to net income per share of $0.05 for the six months ended March 31, 2021.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2022	2021
Cash and cash equivalents	$11,618,840	$8,265,606
Accounts receivable	4,055,692	4,046,337
Current assets	21,241,824	17,690,411
Current liabilities	2,579,581	2,472,239
Contract liability	276,728	417,504
Other non-current liabilities (1)	21,790	28,680
Quick ratio (2)	6.08	4.98
Current ratio (3)	8.23	7.16

	Six Months Ended March 31,
	2022	2021
Cash flow activities:
Net cash provided by operating activities	$3,437,592	$2,299,944
Net cash used in investing activities	(84,358)	(299,028)
Net cash used in financing activities	—	(19,788,092)
(1)	Excludes contract liability
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

Operating activities

Net cash provided by operating activities for the six-month period ended March 31, 2022 resulted primarily from funding from net income of $2,562,628 and a decrease in deferred income taxes of $527,141.

Net cash provided by operating activities for the six-month period ended March 31, 2021 resulted primarily from a decrease in accounts receivable of $1,521,544 and funding from net income of $848,722.

Investing activities

Net cash used in investing activities was $84,358 for the six-month period ended March 31, 2022 and consisted primarily of the purchase of laboratory test equipment.

Net cash used in investing activities was $299,028 for the six-month period ended March 31, 2021 and consisted primarily of leasehold improvements and laboratory test equipment.

Financing activities

Net cash used in financing activities was $0 for the six-month period ended March 31, 2022.

Net cash used in financing activities was $19,788,092 for the six-month period ended March 31, 2021 and consisted primarily of dividends paid.

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

Impact of the Russia and Ukraine War

We are closely monitoring Russia's invasion of Ukraine, which remains an evolving and uncertain situation. Neither Russia nor Ukraine represents a material portion of our business, and therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers. However, the implications of this war may expand beyond its current scope, potentially resulting in significant adverse impacts on our business.

Impact of the COVID-19 Pandemic

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the United States and abroad. IS&S is monitoring the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, with the possibility of the emergence of new virus strains and vaccine supply constraints, we are unable to predict the ultimate extent to which the global COVID-19 pandemic may further impact our business operations, financial performance and results of operations. Furthermore, the significant market turbulence and disruption caused by the COVID-19 pandemic, as well as the quarantines and other governmental and non-governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate the spread of the coronavirus, may continue for some time even after business restrictions are lifted and the threat of the coronavirus diminishes. As a result, the Company may face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce for the foreseeable future due to the direct and indirect effects of the COVID-19 pandemic.

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

The nature of our business also supports long-term sustainability. Historically, a majority of the Company’s sales have come from the retrofit market, in which the Company, by making upgrades to improve the functionality and safety of existing machinery, facilitates the re-use and recycling of aircraft and equipment that might otherwise be scrapped as obsolete. The Company’s GPS receivers also facilitate reduced carbon footprint navigation. The Company also plans to enhance its focus on the environmental impact of its operations.

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-month period ended March 31, 2022:

	Three Months Ended	Six Months Ended

	March 31, 2022
Backlog, beginning of period	$6,209,810	$9,121,585
Bookings, net	8,178,878	11,962,881
Recognized in revenue	(6,845,820)	(13,541,598)
Backlog, end of period	$7,542,868	$7,542,868

At March 31, 2022, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended March 31, 2022 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $20,000 and $40,100 with a resulting impact on cash flows of approximately $20,000 and $40,100 for the three- and six-month periods ended March 31, 2022.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 13, 2022	By:	/s/ RELLAND WINAND
RELLAND WINAND
CHIEF FINANCIAL OFFICER