Form 10-Q
period 2022-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2022-08-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 17,276,213 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,541,901	$8,265,606
Accounts receivable	3,003,362	4,046,337
Inventories	4,905,034	4,545,392
Prepaid expenses and other current assets	778,850	833,076
Assets held for sale	1,558,475	—
Total current assets	24,787,622	17,690,411
Property and equipment, net	6,381,461	8,143,483
Deferred income taxes	278,085	1,063,822
Other assets	168,900	188,284

Total assets	$31,616,068	$27,086,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$752,479	$623,620
Accrued expenses	1,683,430	1,431,115
Contract liability	329,116	417,504

Total current liabilities	2,765,025	2,472,239

Other liabilities	18,407	28,680

Total liabilities	2,783,432	2,500,919

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,372,664 and 19,342,823 issued at June 30, 2022 and September 30, 2021	19,373	19,343
Additional paid-in capital	52,142,818	51,817,095
(Accumulated deficit)	(1,961,018)	(5,882,820)
Treasury stock, at cost, 2,096,451 shares at June 30, 2021 and September 30, 2021	(21,368,537)	(21,368,537)

Total shareholders’ equity	28,832,636	24,585,081
Total liabilities and shareholders’ equity	$31,616,068	$27,086,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales:
Product	$6,935,976	$5,981,462	$20,279,371	$15,886,967
Engineering development contracts	—	198,721	198,203	284,713
Total net sales	6,933,976	6,180,183	20,477,574	16,171,680

Cost of sales:
Product	2,879,462	2,764,765	8,253,981	7,270,708
Engineering development contracts	—	60,916	16,748	77,656
Total cost of sales	2,879,462	2,825,681	8,270,729	7,348,364

Gross profit	4,056,514	3,354,502	12,206,845	8,823,316

Operating expenses:
Research and development	676,381	646,795	2,062,937	1,936,747
Selling, general and administrative	1,694,233	1,512,138	5,226,015	4,847,410
Total operating expenses	2,370,614	2,158,933	7,288,952	6,784,157

Operating income	1,685,900	1,195,569	4,917,893	2,039,159

Interest income	10,429	107	10,871	1,138
Other income	21,608	17,231	49,401	50,994
Income before income taxes	1,717,937	1,212,907	4,978,165	2,091,291

Income tax expense (benefit)	358,763	(1,473,014)	1,056,363	(1,443,352)

Net income	$1,359,174	$2,685,921	$3,921,802	$3,534,643

Net income per common share:
Basic	$0.08	$0.16	$0.23	$0.21
Diluted	$0.08	$0.16	$0.23	$0.21

Weighted average shares outstanding:
Basic	17,261,349	17,230,387	17,253,822	17,222,312
Diluted	17,265,798	17,231,438	17,255,305	17,223,908

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2022
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	45,591	—	—	45,591
Net income	—	—	1,133,058	—	1,133,058

Balance, December 31, 2021	$19,343	$51,862,686	$(4,749,762)	$(21,368,537)	$25,763,730

Issuance of stock to directors	25	159,970	—	—	159,995
Share-based compensation	—	44,594	—	—	44,594
Net income	—	—	1,429,570	—	1,429,570

Balance, March 31, 2022	$19,368	$52,067,250	$(3,320,192)	$(21,368,537)	$27,397,889

Issuance of stock to directors	2	13,329	—	—	13,331
Share-based compensation	—	45,088	—	—	45,088
Exercise of stock options	3	17,151	—	—	17,154
Net income	—	—	1,359,174	—	1,359,174

Balance, June 30, 2022	$19,373	$52,142,818	$(1,961,018)	$(21,368,537)	$28,832,636

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,921,802	$3,534,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,164	334,250
Share-based compensation expense
Stock options	135,273	135,269
Stock awards	173,326	159,980
Loss on disposal of property and equipment	357	—
Excess and obsolete inventory cost	—	(195,762)
Deferred income taxes	785,737	(1,461,617)
(Increase) decrease in:
Accounts receivable	1,042,975	75,383
Inventories	(264,789)	(351,714)
Prepaid expenses and other current assets	69,344	(22,219)
Increase (decrease) in:
Accounts payable	128,859	145,150
Accrued expenses	357,566	206,627
Income taxes payable	(119,855)	17,784
Contract liability	(88,388)	1,215,329
Net cash provided by operating activities	6,420,371	3,793,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,230)	(324,025)
Net cash used in investing activities	(161,230)	(324,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,154	17,010
Dividend paid	—	(19,788,092)
Net cash provided by (used in) financing activities	17,154	(19,771,082)

Net increase (decrease) in cash and cash equivalents	6,276,295	(16,302,004)
Cash and cash equivalents, beginning of year	8,265,606	23,784,867

Cash and cash equivalents, end of year	$14,541,901	$7,482,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$390,481	$481

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2021 is derived from the audited financial statements of the Company. Operating results for the three-and nine-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Impact of the Russia and Ukraine War

The war between Russia and Ukraine and the global response to this war could have an adverse impact on our business and results of operations. Although the war has not had, and is not expected to have, a material impact on our operating results, it is not possible to predict the broader or long-term consequences of the war between Russia and Ukraine, which may include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, cybersecurity conditions, financial markets and energy markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell and ship products, collect payments from and support customers in certain regions, and could increase the costs, risks and adverse impacts from supply chain and logistics disruptions. Another potential impact could also be an adjustment to accounting estimates related to asset valuation.

Impact of the COVID-19 Pandemic

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. IS&S will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2022 and September 30, 2021 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory.

Assets Held for Sale

Assets to be disposed of by sale (“disposal groups”) are reclassified into “assets held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane, which are depreciated using the straight-line method over their estimated useful lives of thirty-nine years and ten years, respectively. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-and nine-month periods ended June 30, 2022 or 2021.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and September 30, 2021, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$10,945,240	$—	$—

Fair Value Measurement on September 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,902	$—	$—

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Historically, the Company has also recognized revenue from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor, and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-and nine-month periods ended June 30, 2022 and 2021, respectively. Therefore, no adjustment on any contract was material to our unaudited consolidated financial statements for the three-and nine-month periods ended June 30, 2022 and 2021, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

Contract
Liabilities
September 30, 2021	$417,504
Amount transferred to receivables from contract assets	—
Contract asset additions	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	(316,320)
Increases due to invoicing prior to satisfaction of performance obligations	227,932
June 30, 2022	$329,116

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and nine-month periods ended June 30, 2022 and 2021 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Customer Service Sales	$1,338,893	$980,845	$3,784,493	$3,010,720
Customer Service Cost of Sales	369,562	408,161	1,112,298	1,079,462
Gross Profit	$961,331	$572,684	$2,672,195	$1,931,258

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At June 30, 2022, approximately 19% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three-and nine-month periods ended June 30, 2022 and 2021, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2022 and September 30, 2021, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2022 and September 30, 2021, the estimated liability for medical claims incurred but not reported was $57,274 and $55,934, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $347,287 and $208,651 as a current asset in the accompanying condensed consolidated balance sheets as of June 30, 2022 and September 30, 2021, respectively.

Concentrations

Major Customers and Products

In the three-month period ended June 30, 2022, three customers, Pilatus Aircraft Ltd (“Pilatus”), Textron Aviation, Inc. (“Textron”) and Cargojet Inc., accounted for 27%, 16% and 14% of net sales, respectively. In the nine-month period ended June 30, 2022, three customers, Pilatus, Textron and Air Transport Services Group, accounted for 27%, 11% and 10% of net sales, respectively.

In the three-month period ended June 30, 2021, two customers, Pilatus, and Textron, accounted for 25%, and 21% of net sales, respectively. In the nine-month period ended June 30, 2021, two customers, Pilatus and Textron, accounted for 20% and 17% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and nine-month periods ended June 30, 2022, the Company had zero and two suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The impact ASU 2016-13 is not expected to be material for the Company.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2022	2021
Raw materials	$4,116,347	$3,729,692
Work-in-process	670,883	629,814
Finished goods	117,804	185,886
	$4,905,034	$4,545,392

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2022	2021
Prepaid insurance	$483,344	$318,138
Income tax	15,118	—
Other	280,388	514,938
	$778,850	$833,076

Assets held for sale

The asset classified as held for sale, net consists of the following:

	June 30,	September 30,
	2022	2021
Corporate airplane (Pilatus PC-12)	$3,142,500	$—
Less: accumulated depreciation	(1,584,025)	—
	$1,558,475	$—

As of June 30, 2022, the Company classified $1.6 million of net property and equipment as “assets held for sale” on the consolidated balance sheet. During the quarter ended June 30, 2022, management of the Company implemented a plan to sell a Company-owned aircraft and commenced efforts to locate a buyer for the aircraft. In June 2022, the Company entered into an agreement to sell the aircraft for $2,900,000, and management expects to complete the sale during the quarter ended September 30, 2022 at which time, the Company will recognize a gain on the sale of the aircraft.

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2022	2021
Computer equipment	$2,307,139	$2,309,053
Corporate airplanes	2,406,468	5,601,039
Furniture and office equipment	976,993	970,725
Manufacturing facility	5,889,491	5,889,491
Equipment	5,624,966	5,545,529
Land	1,021,245	1,021,245
	18,226,302	21,337,082
Less: accumulated depreciation and amortization	(11,844,841)	(13,193,599)
	$6,381,461	$8,143,483

Depreciation and amortization related to property and equipment was $89,072 and $90,061 for the three-month periods ended June 30, 2022 and 2021, respectively. The corporate airplanes are utilized primarily in support of product development. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, has been depreciated to its estimated salvage value.

Depreciation and amortization related to property and equipment was approximately $269,567 and $278,956 for the nine-month periods ended June 30, 2022 and 2021, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2022	2021
Intangible assets, net of accumulated amortization of $635,095 and $634,032 at June 30, 2022 and September 30, 2021	$61,411	$62,474
Operating lease right-of-use asset	32,189	42,976
Other non-current assets	75,300	82,834
	$168,900	$188,284

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the nine-month periods ended June 30, 2022 and 2021.

Intangible asset amortization expense was $0 and $16,841 for the three-month periods ended June 30, 2022 and 2021, respectively. Intangible asset amortization expense was $1,063 and $49,314 for the nine-month periods ended June 30, 2022 and 2021, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of June 30, 2022 and September 30, 2021 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of June 30, 2022 and September 30, 2021 includes $0 and $7,535, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $2,021 and $2,870 for the three-month periods ended June 30, 2022 and 2021, respectively. Other non-current assets amortization expense was $7,534 and $5,980 for the nine-month periods ended June 30, 2022 and 2021, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2022	2021
Warranty	$600,621	$589,260
Salary, benefits and payroll taxes	553,482	385,287
Professional fees	176,433	163,130
Income tax	—	104,737
Operating lease	13,782	14,296
Other	339,112	174,405
	$1,683,430	$1,431,115

Warranty cost and accrual information for the three-month period ended June 30, 2022 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2022	June 30, 2022
Warranty accrual, beginning of period	$585,867	$589,260
Accrued expense	50,399	115,043
Warranty cost	(35,645)	(103,682)
Warranty accrual, end of period	$600,621	$600,621

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The income tax expense for the three-month period ended June 30, 2022 was $358,763 as compared to an income tax benefit of $1,473,014 for the three-month period ended June 30, 2021.

The effective tax rate for the three-month period ended June 30, 2022 was 20.9% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax benefit rate for the three-month period ended June 30, 2021 was 121.4% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

The income tax expense for the nine-month period ended June 30, 2022 was $1,056,363 as compared to an income tax benefit of $1,443,352 for the nine-month period ended June 30, 2021.

The effective tax rate for the nine-month period ended June 30, 2022 was 21.2% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax benefit rate for the nine-month period ended June 30, 2021 was 69.0% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2022, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was $58,419 and $45,084 for the three-month periods ended June 30, 2022 and 2021, respectively. Total share-based compensation expense was $308,599 and $295,249 for the nine-month periods ended June 30, 2022 and 2021, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of June 30, 2022, there were 661,722 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to options issued to employees under the 2019 Plan was $45,088 and $135,273 for the three- and nine-month periods ended June 30, 2022, respectively. The compensation expense related to options issued to employees under the 2019 Plan was $45,084 and $135,269 for the three- and nine-month periods ended June 30, 2021, respectively.

The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $13,331 and $173,326 for the three- and nine-month periods ended June 30, 2022, respectively. The compensation expense under the 2019 Plan related to shares issued to non-employee members of the Board was $0 for the three-month period ended June 30, 2021and $159,980 for the nine-month period ended June 30, 2021.

Total compensation expense associated with the 2019 Plan was $58,419 and $45,084 for the three-month periods ended June 30, 2022 and 2021, respectively. Total compensation expense associated with the 2019 Plan was $308,599 and $295,249 for the nine-month periods ended June 30, 2022 and 2021, respectively.

At June 30, 2022, unrecognized compensation expense of approximately $28,739, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,359,174	$2,685,921	$3,921,802	$3,534,643
Denominator:
Basic weighted average shares	17,261,349	17,230,387	17,253,822	17,222,312
Dilutive effect of share-based awards	4,449	1,051	1,483	1,596
Diluted weighted average shares	17,265,798	17,231,438	17,255,305	17,223,908

Earnings per common share:
Basic EPS	$0.08	$0.16	$0.23	$0.21
Diluted EPS	$0.08	$0.16	$0.23	$0.21

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of June 30, 2022 and 2021, there were 100,000 options to purchase common stock outstanding, respectively, and no shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended June 30, 2022 and 2021, respectively, 0 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine-month periods ended June 30, 2022 and 2021, respectively, 66,667 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of June 30, 2022:

Classification on the Consolidated Balance Sheet on June 30, 2022
Assets
Operating leases	Other assets	$32,189

Liabilities
Operating leases- current	Accrued expenses	$13,782
Operating leases – noncurrent	Other liabilities	$18,407
Total lease liabilities		$32,189

Rent expense and cash paid for various operating leases in aggregate are $3,669 and $11,007 for the three- and nine-month periods ended June 30, 2022. The weighted average remaining lease term is 2.4 years and the weighted average discount rate is 5.0% as of June 30, 2022.

Future minimum lease payments under operating leases are as follows at June 30, 2022:

	Twelve Months
	Ending	Operating
	June 30,	Leases
	2023	$14,676
	2024	14,676
	2025	6,115
Total minimum lease payments		$35,467
Amount representing interest		(3,278)
Present value of minimum lease payments		32,189
Current portion		(13,782)
Long-term portion of lease obligations		$18,407

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

The Company has developed, it's FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Air ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2021 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2021. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2022 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

JUNE 30, 2022 AND 2021

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Product	100.0%	96.8%	99.0%	98.2%
Engineering development contracts	0.0%	3.2%	1.0%	1.8%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	41.5%	44.7%	40.3%	45.0%
Engineering development contracts	0.0%	1.0%	0.1%	0.5%
Total cost of sales	41.5%	45.7%	40.4%	45.4%

Gross profit	58.5%	54.3%	59.6%	54.6%

Operating expenses:
Research and development	9.8%	10.5%	10.1%	12.0%
Selling, general and administrative	24.4%	24.5%	25.5%	30.0%
Total operating expenses	34.2%	34.9%	35.6%	42.0%

Operating income	24.3%	19.3%	24.0%	12.6%

Interest income	0.2%	0.0%	0.1%	0.0%
Other income	0.3%	0.3%	0.2%	0.3%
Income before income taxes	24.8%	19.6%	24.3%	12.9%

Income tax expense	5.2%	(23.8)%	5.2%	(8.9)%

Net income	19.6%	43.5%	19.2%	21.9%

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net sales. Net sales were $6,935,976 for the three months ended June 30, 2022 compared to $6,180,183 for the three months ended June 30, 2021, an increase of 12.2%. Product sales increased $596,467 and customer service sales increased $358,048 in the three months ended June 30, 2022 compared to the year ago quarter. This increase in product sales for the three months ended June 30, 2022 was primarily the result of additional shipments of displays for retrofit programs to commercial air transport customers as well as additional volume sold to Pilatus under the Company’s PC-24 contract.

Cost of sales. Cost of sales increased $53,781, or 1.9%, to $2,879,462, or 41.5% of net sales, in the three months ended June 30, 2022, compared to $2,825,681 or 45.7% of net sales, in the three months ended June 30, 2021. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The Company’s overall gross margin was 58.5% and 54.3% for the three months ended June 30, 2022 and 2021, respectively. The increase in gross margin percentage for the three months ended June 30, 2022 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume, lower FTE’s, and a favorable product mix.

Research and development. R&D expense decreased $29,586, or 4.6%, to $676,381 in the three months ended June 30, 2022 from $646,795 in the three months ended June 30, 2021. As a percentage of net sales, R&D expense decreased to 9.8% of net sales in the three months ended June 30, 2022 from 10.5% of net sales in the three months ended June 30, 2021 reflecting increased net sales in the current quarter. The increase in R&D expense in the quarter was primarily the result of a slight decrease in payroll and payroll related benefits.

Selling, general and administrative. Selling, general and administrative expense increased by $182,095 or 12.0% to $1,694,233 in the three months ended June 30, 2022 from $1,512,138 in the three months ended June 30, 2021. As a percentage of net sales, selling, general and administrative expenses remained consistent on a quarterly basis to prior year. The overall increase in selling, general and administrative expense in the quarter was primarily the result of an increase in professional fees.

Interest income. Interest income increased by $10,322 to $10,429 in the three months ended June 30, 2022 from $107 in the three months ended June 30, 2021, mainly a result of increased cash balance in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $4,377 to $21,608 in the three months ended June 30, 2022 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended June 30, 2022 was $358,763 as compared to an income tax benefit of $1,473,014 for the three months ended June 30, 2021. This difference was the result of the release of valuation allowances against deferred tax assets in the prior year.

The effective tax rate for the three-month period ended June 30, 2022 was 20.9% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax benefit rate for the three-month period ended June 30, 2021 was 121.4% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

Net income. The Company reported net income for the three months ended June 30, 2022 of $1,359,174 compared to net income of $2,685,921 for the three months ended June 30, 2021. On a diluted basis, the net income per share was $0.08 for the three months ended June 30, 2022 compared to net income per share of $0.16 for the three months ended June 30, 2021.

Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

Net sales. Net sales were $20,477,574 for the nine months ended June 30, 2022 compared to $16,171,680 for the nine months ended June 30, 2021, an increase of 26.6%. Product sales increased $3,618,631, customer service increased $773,773 and EDC sales decreased ($86,510) in the nine months ended June 30, 2022 compared to the same period in the prior year. This increase in product sales for the nine months ended June 30, 2022 primarily resulted from increased shipments of displays for retrofit programs to commercial air transport customers as well as increased shipments to Pilatus under the Company’s PC-24 contract.

Cost of sales. Cost of sales increased $922,365, or 12.6%, to $8,270,729, or 40.4% of net sales, in the nine months ended June 30, 2022, compared to $7,348,364 or 45.4% of net sales, in the nine months ended June 30, 2021. The increase in cost of sales was primarily the result of an increase in product sales volume for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The Company’s overall gross margin was 59.6% and 54.6% for the nine months ended June 30, 2022 and 2021, respectively. The increase in gross margin percentage for the nine months ended June 30, 2022 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume, lower FTE’s, and a favorable product mix.

Research and development. R&D expense increased $126,190, or 6.5%, to $2,062,937 in the nine months ended June 30, 2022 from $1,936,747 in the nine months ended June 30, 2021. As a percentage of net sales, R&D expense decreased to 10.1% of net sales in the nine months ended June 30, 2022 from 12.0% of net sales in the nine months ended June 30, 2021 reflecting increased net sales in the current period compared to the same period in the prior year. Also driving the expense lower as a percentage of sales as of June 30, 2022 was a lower proportion of efforts focused upon product development programs.

Selling, general and administrative. Selling, general and administrative expense increased by $378,605 to $5,226,015 in the nine months ended June 30, 2022 from $4,847,410 in the nine months ended June 30, 2021. As a percentage of net sales, selling, general and administrative expenses decreased to 25.5% of net sales in the nine months ended June 30, 2022 from 30.0% of net sales in the nine months ended June 30, 2021 reflecting increased net sales and leveraging of fixed costs in the period compared to the same period in the prior year. The overall increase in selling, general and administrative expense in the period was primarily the result of professional fees, adding FTE’s, and the resumption of sales and business development expenses as a result of returning to more normal business conditions post COVID.

Interest income. Interest income increased by $9,733 to $10,871 in the nine months ended June 30, 2022 from $1,138 in the nine months ended June 30, 2021, mainly a result of increased cash balance in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and decreased by $1,593 to $49,401 in the nine months ended June 30, 2022 compared to the same period in the prior year.

Income tax expense. The income tax expense for the nine months ended June 30, 2022 was $1,056,363 as compared to an income tax benefit of $1,443,352 for the nine months ended June 30, 2021. This difference was the result of the release of valuation allowances against deferred tax assets in the prior year.

The effective tax rate for the nine-month period ended June 30, 2022 was 21.2% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax benefit rate for the nine-month period ended June 30, 2021 was 69.0% and differs from the statutory tax rate primarily due to the release of the valuation allowance for deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance.

Net income. The Company reported net income for the nine months ended June 30, 2022 of $3,921,802 compared to net income of $3,534,643 for the nine months ended June 30, 2021. On a diluted basis, the net income per share was $0.23 for the nine months ended June 30, 2022 compared to net income per share of $0.21 for the nine months ended June 30, 2021.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2022	2021
Cash and cash equivalents	$14,541,901	$8,265,606
Accounts receivable	3,003,362	4,046,337
Current assets	24,787,622	17,690,411
Current liabilities	2,765,025	2,472,239
Contract liability	329,116	417,504
Other non-current liabilities (1)	18,407	28,680
Quick ratio (2)	6.35	4.98
Current ratio (3)	8.40	7.16

	Nine Months Ended June 30,
	2022	2021
Cash flow activities:
Net cash provided by operating activities	$6,420,371	$3,793,104
Net cash used in investing activities	(161,230)	(324,025)
Net cash provided by (used in) financing activities	17,154	(19,771,082)
(1)	Excludes contract liability
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

Operating activities

Net cash provided by operating activities for the nine-month period ended June 30, 2022 resulted primarily from funding from net income of $3,921,802, a decrease in accounts receivables of $1,042,975 and a decrease in deferred income taxes of $785,737.

Net cash provided by operating activities for the nine months ended June 30, 2021 resulted primarily from funding from net income of $3,534,643 and an increase in contract liability of $1,215,329, the majority of this increase in contract liability is from one customer offset by an increase in deferred income taxes of $1,461,617, primarily due to the release of the valuation allowance against all of the Company’s federal and some state deferred tax assets.

Investing activities

Net cash used in investing activities was $161,230 for the nine-month period ended June 30, 2022 and consisted primarily of the purchase of laboratory test equipment and computer hardware.

Net cash used in investing activities was $324,025 for the nine months ended June 30, 2021 and consisted primarily of leasehold improvements and laboratory test equipment.

Financing activities

Net cash provided by financing activities was $17,154 for the nine-month period ended June 30, 2022 and consisted of proceeds from the exercise of stock options.

Net cash used in financing activities was $19,771,082 for the nine-month period ended June 30, 2021 and consisted primarily of dividends paid.

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

Impact of the Russia and Ukraine War

We are closely monitoring Russia’s invasion of Ukraine, which remains an evolving and uncertain situation. Neither Russia nor Ukraine represents a material portion of our business, and therefore, the war thus far has not had a significant effect on our results of operations. Additionally, the war has not significantly affected our ability to source supplies or deliver our products and services to our customers. However, the implications of this war may expand beyond its current scope, potentially resulting in significant adverse impacts on our business.

Impact of the COVID-19 Pandemic

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. IS&S will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-month period ended June 30, 2022:

	Three Months Ended	Nine Months Ended

	June 30, 2022
Backlog, beginning of period	$7,542,868	$9,121,585
Bookings, net	11,979,618	23,942,499
Recognized in revenue	(6,935,976)	(20,477,574)
Backlog, end of period	$12,586,510	$12,586,510

At June 30, 2022, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended June 30, 2022 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $26,200 and $63,700 with a resulting impact on cash flows of approximately $26,200 and $63,700 for the three- and nine-month periods ended June 30, 2022.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Scheme Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 12, 2022	By:	/s/ MICHAEL LINACRE
MICHAEL LINACRE
CHIEF FINANCIAL OFFICER