Form 10-K
period 2022-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2022-12-16
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2022 (the last business day of the registrant’s most recently completed second quarter) was approximately $106.1 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Stock Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2022, there were 17,316,213 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed prior to January 27, 2023, are incorporated by reference into Part III of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2022 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward looking statements within the meaning of the federal securities laws. These forward- looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of Company trademarks in this report may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this report and are not a waiver of rights that may be associated with the relevant trademarks.

The forward- looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K and the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines (including vaccine boosters) and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends on the Company’s business, including as a result of the COVID-19 pandemic;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property right via securing patents;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock.

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

PART I

Item 1. Business.

Overview

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), Standby ISU with Autothrottle Systems and advanced GPS receivers that enable reduced carbon footprint navigation.

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

For several years the Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, that incorporates proprietary technology, lower cost relative to the competition, reduced power consumption, decreased weight, and increased functionality. The Company has incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, into its FPDS product line.

The Company has developed an FMS that combines the savings long associated with in-flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that the FMS, alongside its FPDS and CIP product lines, is well suited to address market demand driven by certain regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that may be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS, FPDS and SBAS/WAAS/LPV enabled navigator, will be qualified to land at such airports and will comply with Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance, and Automatic Dependent Surveillance-Broadcast navigation. IS&S believes this will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft. In addition, the Company offers what we believe to be a state-of-the-art ISU, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. This ISU builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

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

The Company has developed its FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron Aviation, Inc. (“Textron”) to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Air ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

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

Industry

A wide range of information is critical for proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite-based weather, ground terrain maps, and ADS-B navigation. The Company believes that aircraft cockpits will become more complete information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft. The flight deck will continue to adapt technologies which are stepping-stones for complete autonomy. The Company believes that the market will continue to embrace the initial phases of autonomous flight.

The Company classifies flight data into four general types: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control information includes engine data, such as fuel and oil quantity, and other engine measurements. Navigation data includes radio position, flight management, GPS, and alternative source information (i.e., information not originating on the aircraft, including weather depiction maps, GPS navigation, and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute, and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and transmitted by satellite or radio signals to the aircraft. Maintenance and aircraft health data measure multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. This information is displayed in the cockpit for reference, enhanced position awareness, and reduced support logistics on properly equipped aircraft.

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

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and believes that its industry experience and reputation, technology and products, and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

●	Continue to drive the market toward the performance, situational awareness and safety advantages of equipping the ThrustSense® autothrottles on both aftermarket and OEM aircraft. IS&S saw the lack of an available autothrottle system on turboprop aircrafts as an unmet need in the marketplace and has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense®, IS&S’s new turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers very sophisticated sensing and multiple safety features that we believe even exceeds those of much more expensive jet autothrottle systems. The Company received the first supplemental type certificate (“STC”) ever granted by the FAA for a turboprop autothrottle in June 2017. IS&S intends to continue to capitalize on being the first to market and introduce the product to owners and operators of turboprop aircraft.

●	Introduction of Autothrottle STC Installations: IS&S supplemented the ThrustSense® Autothrottle offering by seeking FAA approval to perform autothrottle installations. The FAA approved IS&S to perform PC-12 and King Air STC installations in June 2022 as the date certified to perform installations. IS&S can now go directly to an autothrottle customer location and perform the STC installation on site.
●	Focusing on retrofits. Cockpit avionics upgrades for existing aircraft are of great interest in the present environment. We believe the retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS, and ISU system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.
●	Expand presence in the flat panel display market. Due to recent demand from cargo operators, IS&S believes that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instrument LCDs and CRTs. The Company believes that the COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance, and utility to the owner/operator. Accordingly, the Company believes that these advantages will allow IS&S to generate significant revenues from the COCKPIT/IP® product, and to increase market share. In addition, the Company believes that demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.
●	Continuing engineering and product development successes. IS&S develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components, and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, IS&S applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.
●	Maintaining focus on air data markets. The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on the DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems attractive. In addition, higher performance engines in business aircraft are creating a need for the sophisticated air data products which the Company supplies.
●	Increasing sales to DoD, other government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. IS&S has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and an OEM program with Pilatus Aircraft Limited (“Pilatus”).
●	Expanding international presence. IS&S plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays. IS&S obtained approval from the European Union Aviation Safety Agency (“EASA”) for installing the FPDS in Europe for the B757/B767 aircraft and expects to obtain EASA approvals for other European aircraft types. In addition, the King Air ThrustSense® Autothrottle system is currently certified by most foreign civil aviation authorities; including EASA, TCCA, UK-CAA, and CAAC

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

Engine and fuel displays are vital to safe flight. In addition, accurate conveyance of engine and fuel information is critical for monitoring engine stress and parts maintenance. Engine and fuel displays tend to be replaced more frequently than other displays and have been slow to incorporate new technology since their introduction because of their low cost, standard design and universal use.

IS&S believes that its air data engine and fuel displays are extremely reliable, have been designed to be programmable, and are easily adaptable without major modification to most modern aircraft. These products have been installed on B727, B737, C-130H, DC-9, DC-10, P-3, F-16 and A-10 aircraft.

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

Autothrottle – ThrustSense®

The IS&S Autothrottle, ThrustSense®, is a full regime autothrottle, from takeoff to landing phases of flight including go around. ThrustSense® combines full-authority digital engine control (“FADEC”) functionality with low and high-speed protection for the Pilatus PC-12 and Beechcraft King Air series aircraft. IS&S believes ThrustSense® improves safety and performance for Pratt and Whitney PT6-powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as the Beechcraft King Air, ThrustSense® provides Vmca protection during an engine out condition. The system is light weight, installs with minimal downtime and provides the user with high value for performance. IS&S believes ThrustSense® can attain fuel savings of 3% and when flying constant angle-of-attack the fuel savings can be as much as 10%. The Company in April 2019 received certification from the FAA for, its ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on their new production aircraft, the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers.

The IS&S ThrustSense® Autothrottle is designed to ensure stabilized approaches by controlling speeds during descent. During high pilot workload, the autothrottle is designed to prevent the airplane from becoming dangerously slow or fast and protects against overtorque and overtemp, thereby enhancing the safety and capability of your aircraft.

Control of the autothrottle is housed in an easy-to-install ISU that provides standby functionality on a high-resolution LCD display. The ThrustSense® Autothrottle is designed to avoid structural modifications to the existing throttle quadrant. ThrustSense® has MEL Relief and On Condition Maintenance.

IS&S believes ThrustSense® can be adapted to virtually all PT6 powered aircrafts with the IS&S ISU. The ISU executes software to control the autothrottle actuator. In addition the ISU calculates, processes and displays altitude, attitude, airspeed, slip/skid, and navigation display information, which IS&S believes is presented in a logical and concise single instrument display. It features a high- resolution LCD display with full LED backlighting, thereby improving reliability and full sunlight readability to the pilot, and fully anti-aliased graphics.

IS&S believes the autothrottle retrofit and standby are easily installed, and typical installation can take less than a week with minimum modifications to the existing flight deck.

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

Customers

The Company’s customers include the United States government (including DoD, the Department of Interior and the Department of Homeland Security), Air Transport Services Group Inc. (“ATSG”), Amazon.com, Inc., American Airlines, Inc. (“AAL”), Boeing, Deutsche Post DHL Group (“DHL”), FedEx Corporation (“FedEx”), Icelandair, L3Harris Technologies, Inc., Lockheed Martin Corporation, Pilatus, Sierra Nevada Corporation (“Sierra Nevada”), Textron, and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2022, the three largest customers, Pilatus, ATSG and Textron accounted for 22%, 11% and 11% of total revenue, respectively. In fiscal year 2021, the two largest customers, Pilatus and Textron accounted for 20% and 17% of total revenue, respectively. In fiscal year 2020, the three largest customers, Pilatus, Dayton T. Brown, Inc., and Kalitta Air accounted for 33%, 12% and 10% of total revenue, respectively.

Retrofit Market

Historically, most of the Company’s sales have come from the retrofit market, which IS&S has pursued because of its continued growth in response to the need to support the world’s aging fleet of aircraft. The design and airframe structure of many types of older aircraft generally exceeds the technology and technical capabilities of the original cockpit instruments and avionics. The Company has developed products that enable owners and operators to upgrade their aircraft by retrofitting them with IS&S products at a competitive cost and with equipment that provides cockpit displays with capabilities and technology equivalent to new aircraft.

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

Aircraft Operators. The Company sells its products to aircraft operators, including commercial airlines, cargo carriers, and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, AAL, ATSG, FedEx and Icelandair. IS&S sells these customers a range of products from FPDS to air data systems.

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. IS&S has established relationships with a several aircraft modification centers throughout the United States, which act as distribution outlets and installation centers for the Company’s products.

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

Backlog

	September 30
	2022	2021
Backlog, beginning of period	$9,121,585	$3,640,637
Plus: bookings during period, net	30,398,098	28,525,744
Less: sales recognized during period	(27,740,695)	(23,044,796)
Backlog, end of period	$11,778,988	$9,121,585

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2022, 16% of the Company’s backlog was expected to be filled beyond fiscal 2023.

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At September 30, 2022, approximately 22% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either recognized over time or at a point in time) applicable to such contracts.

Sales and Marketing

IS&S focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation owner/operators, MRO/dealer networks, distributors, avionics integrators, aircraft modification centers, the DoD, DoD contractors, and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. As of September 30, 2022, we have twelve representatives worldwide that are actively selling IS&S products.

We are continuing to expand our maintenance, repair and overhaul (“MRO”) dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12’s, Beechcraft King Air models and other aircraft types. We have established a dealer network for ThrustSense®, and we are in the process of exploring adding more MRO dealerships in the United States and internationally.

Our marketing efforts have focused on applicable markets establishing and maintaining key customer rapport using email campaigns, key market influencers, advertisements, trade shows, web casts, direct mailers, digital and social media. Our Autothrottle offering on the Pilatus PC-12 and King Air have been favorably featured in multiple articles in major publications over the past several years.

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

The Company believes its ability to provide an installation service is critical to its marketing efforts. The Company’s Repair Station provides a mobile STC Installation Team to install the PC-12 and King Air ThrustSense® Autothrottle systems beginning in June 2022.

Most of the Company’s sales, personnel and assets are located within the United States. In fiscal years 2022, 2021 and 2020 net sales outside the United States amounted to $11.1 million, $8.4 million and $9.4 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States. Both the IS&S manufacturing facility and the IS&S repair station are FAA-certified. The most significant product and installation regulations are Technical Standard Orders (“TSOs”), Parts Manufacturer Approvals (“PMA”), and STCs, which establish the minimum operational performance standards. For example, in April 2019, the FAA issued its TSO authorization and STC for the Company’s ThrustSense® Autothrottle for retrofit in the King Air dual prop PT6 powered aircraft. In February 2019, the FAA issued its TSO authorization and STC for the Company’s B767 Integrated Standby Unit to be used on B767 aircraft in the United States.

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

Manufacturing, Assembly and Materials Acquisition

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into finished systems. Typically, the Company purchases components for products, including any necessary raw materials, from third-party suppliers, several of which are sole source, and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company’s specifications. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

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

Competition

The market for the Company’s products is highly competitive. Competitors vary in size and resources, and substantially all the Company’s competitors are much larger than IS&S and have substantially greater resources. With respect to air data systems and related products, the Company’s principal competitors include Honeywell International Inc., Collins Aerospace, Thales Defense & Security, Inc., and Garmin Ltd. With respect to flat panel displays, principal competitors currently include Honeywell International Inc., Collins Aerospace, L3Harris Technologies, Inc., Garmin Ltd. and GE Aviation Systems. However, as the flat panel display industry evolves and the demand for flat panel displays increases, IS&S may face future competition in this area from other suppliers. The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology, and reliability. IS&S believes that its significant and long-standing customer relationships reflect the Company’s ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

IS&S relies on patents to protect its proprietary technology. As of September 30, 2022, the Company holds 14 U.S. patents and has 3 U.S. patent applications pending relating to its technology. In addition, IS&S holds 40 international patents and has 2 international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® solution. While IS&S believes these patents have significant value in protecting its technology, it believes that the innovative skill, technical expertise, and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly, and time consuming to reproduce.

While IS&S is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Human Capital

Our people are the driving force behind our success, and our future and growth prospects depend on our ability to attract, train and retain highly qualified personnel. We are fortunate to have talented and outstanding employees, and we are proud of our diverse workforce and the broad range of skills and experiences that our people have. We work hard to cultivate a dynamic and enjoyable work environment full of opportunities to learn new skills, stressing teamwork and encouraging our employees to brainstorm, develop and refine new ideas to help us innovate and achieve our goals, and we maintain equity compensation plans and benefits packages designed to retain talented people who share our goals and interests. We also offer competitive salaries and generous benefits, including vacation, a 401(k) savings and retirement plan, health, dental, life, long-term disability insurance, an Employee Assistance Program (“EAP”), and health and dependent Flexible Spending Account programs. Additionally, we regularly review and reevaluate our recruitment strategies to ensure our practices align with our mission, purpose, and values. Nevertheless, competition for such qualified personnel is intense, and the Company may not be able to attract, train, and retain highly qualified personnel in the future.

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

As of September 30, 2022, IS&S had 81 employees (79 of whom were full-time employees). None of our employees are currently represented by a labor union, nor are they subject to a collective bargaining agreement. We consider relations with our employees to be good.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Shahram Askarpour	65	Director and Chief Executive Officer
Michael Linacre	46	Chief Financial Officer

Shahram Askarpour has been the CEO since April of 2022. Dr. Askarpour joined the Company as a Director of Engineering in 2003, was promoted to Vice President of Engineering in 2005, and was promoted to President on April 2, 2012. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions. Prior to joining IS&S, he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics. He holds a number of key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international, peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton Business School.

Michael Linacre has been the CFO since July of 2022. Prior to joining IS&S in 2022, Mr. Linacre, worked as a public accountant and auditor at KPMG LLP. He also held finance leadership positions at Genpak, LLC, a food service packaging company, and SI Group, Inc., a chemical manufacturing company, before serving as the Chief Financial Officer of Sysco Albany, LLC, a subsidiary of Sysco Corporation, a public multinational seller, marketer, and distributor of food products, Mr. Linacre is a licensed CPA and a member of the American Institute of CPAs and the New York State Society of CPAs. He received his Bachelor’s degree in Accounting from the State University of New York at Albany.

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

IS&S-Specific Risk Factors

The Company faces risks relating to:

●	continued market acceptance of the Company’s air data systems and other products;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the potential for losses due to cost overruns on fixed-price contract projects;

●	U.S. federal government budget deficits and audit practices, including the possibility of reductions in government expenditures;
●	the possibility that IS&S may lose one or more key customers;
●	the self-insured portion of IS&S’ employee medical insurance program;
●	our lack of substantial backlog;
●	the ability to service the international market; and
●	intense competition with key competitors.

General Risk Factors

The Company faces risks relating to:

●	the ongoing COVID-19 pandemic;
●	the ability to respond to technological change;
●	delays in receiving components from third-party suppliers;
●	challenges associated with the complexity of our products;
●	our ability to protect our intellectual property rights;
●	failure to retain/recruit key personnel;
●	succession planning;
●	variations in our revenue and operating results over time;
●	a cyber security incident;
●	potential litigation;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits;
●	volatility and weakness in capital markets, including rising inflation and interest rates; and
●	the efficacy of our internal control over financial reporting.

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

During fiscal year 2022, approximately 2% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow IS&S to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel IS&S to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to IS&S over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results, and cash flows.

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

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2022 IS&S derived 58% of revenue from the top five customers. IS&S expects a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2022, 16% of the Company’s backlog was expected to be filled beyond fiscal 2023, which is below the Company’s historical expectations and may result in lower revenues in future periods. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

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

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, some parts of the world are continuing to see a rise in COVID-19 cases and hospitalizations, and it is possible that new, more virulent strains and variants of COVID-19 may emerge and lead governments and private sectors to re-institute quarantine and trade restrictions, which could adversely impact market conditions. IS&S will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

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

As of September 30, 2022, IS&S holds 14 U.S. patents and has 3 U.S. patent applications pending relating to its technology. In addition, the Company holds 40 international patents and has 2 international patent applications pending. IS&S cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough or are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If IS&S is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate its technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against IS&S, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, IS&S has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

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

The Company had occupied approximately 8,358 square feet of office and warehouse space in Exton, Pennsylvania under a lease that expired March 2021. The Company’s fiscal year ended September 30, 2021 lease expense for this property was approximately $34,000.

The Company leased two separate hangars to house the Company’s airplanes in New Castle County, Delaware under month-to-month leases. One hangar lease expired with the sale of the Pilatus PC-12 airplane during the quarter ended September 30, 2022. The annual lease expense for both hangars was approximately $52,000.

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

The Company did not pay cash dividends in fiscal 2022. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

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

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statement of operations data for the fiscal years ended September 30, 2022, 2021 and 2020 and the balance sheet data as at September 30, 2022 and 2021 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2019 and 2018 and the balance sheet data as at September 30, 2020, 2019 and 2018 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2022	2021	2020	2019	2018
Statements of Operations Data:
Net sales	$27,740,695	$23,044,796	$21,595,199	$17,572,589	$13,850,372
Cost of sales	11,066,314	10,263,166	9,793,224	7,676,119	7,311,923
Gross profit	16,674,381	12,781,630	11,801,975	9,896,470	6,538,449
Research and development	2,705,140	2,622,919	2,955,976	2,489,806	3,575,801
Selling, general and administrative	6,753,915	6,257,732	6,100,545	5,877,920	6,674,187
Total operating expenses	9,459,055	8,880,651	9,056,521	8,367,726	10,249,988
Operating income (loss)	7,215,326	3,900,979	2,745,454	1,528,744	(3,711,539)
Interest income	61,051	1,234	154,950	249,620	53,561
Other income	65,232	74,906	60,497	73,737	67,724
Income (loss) before income taxes	7,341,609	3,977,119	2,960,901	1,852,101	(3,590,254)
Income tax expense (benefit)	1,817,831	(1,087,783)	(308,882)	1,805	63,651
Net Income (loss)	$5,523,778	$5,064,902	$3,269,783	$1,850,296	$(3,653,905)

Net income (loss) per common share:
Basic	$0.32	$0.29	$0.19	$0.11	$(0.22)
Diluted	$0.32	$0.29	$0.19	$0.11	$(0.22)

Cash dividends declared per common share	$—	$0.50	$0.65	$—	$—

Weighted average shares outstanding:
Basic	17,256,750	17,225,423	16,939,302	16,867,550	16,805,991
Diluted	17,257,871	17,226,620	17,114,191	16,942,447	16,805,991

	As of September 30,
	2022	2021	2020	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$17,250,546	$8,265,606	$12,603,967	$22,416,830	$20,390,713
Restricted Cash	—	—	11,180,900	—	—
Working capital	24,262,016	15,218,172	19,473,305	27,739,070	25,315,334
Total assets	34,705,323	27,086,000	41,545,837	38,557,025	37,633,678
Total shareholders’ equity	30,749,955	24,585,081	27,769,031	36,208,152	34,154,470

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

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
Net sales:	2022	2021	2020
Product	98.3%	98.8%	96.3%
Engineering development contracts	1.7%	1.2%	3.7%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	39.3%	44.2%	44.3%
Engineering development contracts	0.6%	0.3%	1.0%
Total cost of sales	39.9%	44.5%	45.3%

Gross profit	60.1%	55.5%	54.7%

Operating expenses:
Research and development	9.8%	11.4%	13.7%
Selling, general and administrative	24.3%	27.1%	28.2%
Total operating expenses	34.1%	38.5%	41.9%

Operating income	26.0%	17.0%	12.8%

Interest income	0.2%	0.0%	0.7%
Other income	0.2%	0.3%	0.3%

Income before income taxes	26.4%	17.3%	13.8%

Income tax expense (benefit)	6.5%	(4.7)%	(1.3)%

Net income	19.9%	22.0%	15.1%

Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended September 30, 2021

Net sales. Net sales for fiscal 2022 increased $4.7 million, or 20.4%, to $27.7 million from $23.0 million for fiscal 2021. For fiscal 2022, product sales increased $3.7 million and customer service sales increased $0.8, or 20.8% from fiscal 2021. This increase in product sales primarily reflects increased shipments of aftermarket retrofit displays to commercial customers. OEM sales to general aviation customers were relatively flat compared to fiscal 2021 at $10.4 million. Military sales were up slightly from fiscal 2021 at $2.8 million, which was up $0.3 million or 13.5%. The increase in customer service revenue was mainly due to increases in repair work from the Department of Defense.

Cost of sales. Cost of sales was $11.1million or 39.9% of net sales, for fiscal 2022 compared to $10.3 million, or 44.5% of net sales, in fiscal 2021. The increase in cost of sales was primarily the result of an increase in product sales volume. The Company’s overall gross margin in fiscal 2021 was 60.1% compared to 55.5% in fiscal 2021. The fiscal 2022 gross margin percentage increase was attributable to operating leverage achieved due to increased sales that resulted in increased cost absorption, as well as a favorable product mix.

Research and development. R&D expense was $2.7 million for fiscal 2022 and $2.6 million for fiscal 2021. R&D expense decreased to 9.8% of net sales in fiscal 2022 compared to 11.4% of net sales in fiscal 2021. This decrease in R&D expense as a percent of net sales was due to lower salaries and benefits due to lower headcount, along with fewer R&D related projects, including STC certifications.

Selling, general, and administrative (“SG&A”). SG&A expense increased $0.5 million or 7.9% to $6.8 million from $6.3 million in fiscal 2021. The increase in SG&A expense was primarily the result of increased legal, and professional fees, with an offset due to the sale of a PC-12 aircraft.

Interest income. Interest income of $61,051 in fiscal 2022 increased by $59,817 as compared to fiscal 2021 interest income of $1,234. The increase in interest income was primarily the result of the increase in the cash balance in fiscal 2022 and a general increase in interest rates as compared to fiscal 2021.

Other income. Other income was flat at $0.1 million for both fiscal 2022 and fiscal 2021.

Income taxes. Income tax expense of $1.8 million for fiscal 2022 as compared to income tax benefit of $1.1 million in fiscal 2021. The effective tax rate benefit for fiscal 2021 was 27.4% and differs from the statutory rate primarily due to the release of the valuation allowance for all federal and state deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance. Fiscal 2022 income tax expense of $1.8 million represents income taxes due based on an effective tax rate of 24.7% with no related allowances.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2022 was $5.5 million compared to net income of $5.1 million for fiscal 2021. On a fully diluted basis, net income per share was $0.32 for fiscal 2022, compared to a net income of $0.29 per share for fiscal 2021.

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

Income taxes. Income tax benefit for fiscal 2021 was $1,087,783 as compared to income tax benefit of $308,882 for fiscal 2020. The effective tax rate benefit for fiscal 2021 was 27.4% and differs from the statutory rate primarily due to the release of the valuation allowance for all federal and state deferred tax assets with the exception of certain state net operating losses for jurisdictions in which the Company does not believe these net operating losses are more likely than not to be realized. This release both increased the deferred tax asset and removed the valuation allowance.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2021 was $5.1 million compared to net income of $3.3 million for fiscal 2020. On a fully diluted basis, net income per share was $0.29 for fiscal 2021, compared to a net income of $0.19 per share for fiscal 2020.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$17,250,546	$8,265,606
Accounts receivable	$4,297,457	$4,046,337
Current assets	$28,202,319	$17,690,411
Current liabilities	$3,940,303	$2,472,239
Contract liability	$135,686	$61,330
Other non-current liabilities (1)	$15,065	$28,680
Quick ratio (2)	5.47	4.98
Current ratio (3)	7.16	7.16

	Twelve Months Ended September 30,
	2022	2021	2020
Cash flow activities:
Net cash provided by operating activities	$6,094,440	$4,592,499	$2,192,167
Net cash provided by (used in) investing activities	2,589,346	(340,678)	(118,797)
Net cash provided by (used in) financing activities	301,154	(19,771,082)	(705,333)
(1)	Excludes contract liability
(2)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(3)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, contract assets, and payroll, as well as the Company’s known contractual and other commitments (including those described in Note 16, “Lease Recognition”. The Company’s existing cash balances and anticipated cash flows from operations are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed above, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The Company did not pay cash dividends in fiscal 2022. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

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

Operating Activities

The Company generated $6.1 million of cash from operating activities during fiscal 2022 as compared to cash generated of $4.6 million during fiscal 2021. The cash generated by operating activities for the year ended September 30, 2022 was primarily generated by net income of $5.5 million, increase in accrued expenses of $1.3 million and a decrease in deferred income tax assets of $1.0 million, partially offset by the gain on sale of the Company’s Pilatus PC-12 airplane of $1.2 million and an increase in inventories of $0.7 million.

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

Investing Activities

Cash provided by investing activities was $2.6 million for fiscal year 2022 and consisted primarily of proceeds from the sale of the Company’s Pilatus PC-12 airplane offset by spending of $0.2 million primarily for quality test equipment and computer hardware. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Cash used in investing activities was $0.3 million for fiscal year 2021 and consisted of spending for manufacturing facility and laboratory test equipment. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash provided by financing activities was $0.3 million for fiscal year 2022 and consisted of proceeds from employees’ exercise of stock options. Cash used by financing activities was $19.8 million for fiscal year 2021 and consisted primarily of dividends paid.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures, and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that expenditures will remain relatively constant with the levels experienced in fiscal 2022 and fiscal 2021. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. Further, IS&S may need to develop and introduce new or enhanced products, to respond to competitive pressures, to invest in or acquire businesses or technologies, or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Inflation

IS&S does not believe inflation had a material effect on its financial position or results of operations during the past three years; however, it cannot predict future effects of inflation.

Impact of the COVID-19 Pandemic

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, some parts of the world are continuing to see a rise in COVID-19 cases and hospitalizations and it is possible that new, more virulent strains and variants of COVID-19 may emerge and lead governments and private sectors to re-institute quarantine and trade restrictions, which could adversely impact market conditions. IS&S will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

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

Critical Accounting Policies and Estimates

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

The Company’s contract with its customers typically is the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment terms are defined by when payment is typically due. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

In August 2022, the U.S government enacted the Inflation Reduction Act (the “IRA”). The IRA makes the following changes to the U.S tax code: imposes a corporate alternative minimum tax of 15% on corporations with an average annual Adjusted Financial Statement Income over a three year period in excess of $1 billion, increases the amount of R&D credit that qualified businesses can apply against payroll taxes to $500,000, imposes an excise tax equal to one percent of the fair market value of stock of a publicly traded U.S. corporation that is repurchased by the company. These changes predominately apply to tax years beginning after December 31, 2022. It does not appear that this legislation will have a material impact on the Company’s tax position.

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

New Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements or related disclosures.

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

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells, and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies, and foreign militaries. The Company currently derives the majority of its revenues from the sale of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2022, 2021 and 2020 net sales outside the United States amounted to $11.1 million, $8.4 million and $9.4 million, respectively.

Item 7A. Quantitative and qualitative disclosures about market risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2022 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $88,000. This would result in a net impact on cash of approximately $88,000 for fiscal 2022.

Item 8. Financial statements and supplementary data.

The financial statements of Innovative Solutions and Support, Inc. listed in the index appearing under Item 8 herein are filed as part of this Report.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

December 16, 2022

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$17,250,546	$8,265,606
Accounts receivable	4,297,457	4,046,337
Contract asset	162,742	—
Inventories	5,349,104	4,545,392
Prepaid expenses and other current assets	1,142,470	833,076

Total current assets	28,202,319	17,690,411

Property and equipment, net	6,292,189	8,143,483
Deferred income taxes	46,487	1,063,822
Other assets	164,328	188,284

Total assets	$34,705,323	$27,086,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$708,845	$623,620
Accrued expenses	2,972,275	1,431,115
Contract liability	135,686	61,330
Contract liability - related party	123,497	356,174

Total current liabilities	3,940,303	2,472,239

Other liabilities	15,065	28,680

Total liabilities	3,955,368	2,500,919

Commitments and contingencies (See Note 14)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2022 and 2021	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,412,664 and 19,342,823 issued at September 30, 2022 and 2021, respectively	19,413	19,343

Additional paid-in capital	52,458,121	51,817,095
Accumulated deficit	(359,042)	(5,882,820)
Treasury stock, at cost, 2,096,451 shares at September 30, 2022 and at September 30, 2021	(21,368,537)	(21,368,537)

Total shareholders’ equity	30,749,955	24,585,081

Total liabilities and shareholders’ equity	$34,705,323	$27,086,000

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
Net sales:	2022	2021	2020
Product	$27,279,750	$22,760,083	$20,806,121
Engineering development contracts	460,945	284,713	789,078
Total net sales	27,740,695	23,044,796	21,595,199

Cost of sales:
Product	10,905,799	10,185,510	9,568,553
Engineering development contracts	160,515	77,656	224,671
Total cost of sales	11,066,314	10,263,166	9,793,224

Gross profit	16,674,381	12,781,630	11,801,975

Operating expenses:
Research and development	2,705,140	2,622,919	2,955,976
Selling, general and administrative	6,753,915	6,257,732	6,100,545
Total operating expenses	9,459,055	8,880,651	9,056,521

Operating income	7,215,326	3,900,979	2,745,454

Interest income	61,051	1,234	154,950
Other income	65,232	74,906	60,497
Income before income taxes	7,341,609	3,977,119	2,960,901

Income tax (benefit) expense	1,817,831	(1,087,783)	(308,882)

Net income	$5,523,778	$5,064,902	$3,269,783

Net income per common share:
Basic	$0.32	$0.29	$0.19
Diluted	$0.32	$0.29	$0.19

Weighted average shares outstanding:
Basic	17,256,750	17,225,423	16,939,302
Diluted	17,257,871	17,226,620	17,114,191

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2019	$19,006	$51,987,096	$5,570,587	$(21,368,537)	$36,208,152

Share-based compensation	—	17,337	—	—	17,337
Exercise of stock options	232	174,911	—	—	175,143
Issuance of stock to directors	73	159,919	—	—	159,992
Tax withholding related to cashless exercise of stock options	—	(880,476)	—	—	(880,476)
Dividends declared	—	—	(11,180,900)	—	(11,180,900)
Net income	—	—	3,269,783	—	3,269,783

Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	—	181,350	—	—	181,350
Exercise of stock options	5	17,005	—	—	17,010
Issuance of stock to directors	27	159,953	—	—	159,980
Dividends declared	—	—	(8,607,192)	—	(8,607,192)
Net income	—	—	5,064,902	—	5,064,902

Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	166,617	—	—	166,617
Exercise of stock options	43	301,111	—	—	301,154
Issuance of stock to directors	27	173,298	—	—	173,325
Net income	—	—	5,523,778	—	5,523,778

Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,523,778	$5,064,902	$3,269,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,499	432,176	433,510
Share-based compensation expense
Stock options	166,617	181,350	17,337
Stock awards	173,325	159,980	160,006
Gain on disposal of property and equipment	(1,191,743)	—	—
Excess and obsolete inventory cost	—	(100,446)	66,511
Deferred income taxes	1,017,335	(1,193,511)	38
(Increase) decrease in:
Accounts receivable	(251,120)	322,774	(2,020,574)
Contract asset	(162,742)	—	80,182
Inventories	(708,859)	(153,611)	112,848
Prepaid expenses and other current assets	(309,394)	(157,967)	(33,060)
Other non-current assets	—	—	(96,269)
Increase (decrease) in:
Accounts payable	85,224	(167,272)	(288,181)
Accrued expenses	1,272,826	(4,655)	207,568
Income taxes	269,015	104,640	(1,666)
Contract liability	74,356	(242,835)	284,684
Contract liability - related party	(232,677)	346,974	(550)
Net cash provided by operating activities	6,094,440	4,592,499	2,192,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(161,230)	(340,678)	(118,797)
Proceeds from the sale of property and equipment	2,750,576	—	—
Net cash provided by (used in) investing activities	2,589,346	(340,678)	(118,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program	—	—	1,203,900
Repayment of paycheck protection program	—	—	(1,203,900)
Proceeds from exercise of stock options	301,154	17,010	175,143
Tax withholding related to cashless exercise of stock options	—	—	(880,476)
Dividend paid	—	(19,788,092)	—
Net cash provided by (used in) financing activities	301,154	(19,771,082)	(705,333)

Net increase (decrease) in cash and cash equivalents and restricted cash	8,984,940	(15,519,261)	1,368,037
Cash and cash equivalents and restricted cash, beginning of year	8,265,606	23,784,867	22,416,830

Cash and cash equivalents and restricted cash, end of year	$17,250,546	$8,265,606	$23,784,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$531,481	$1,089	$2,456
Cash received from income tax refund	—	—	309,712

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Cashless exercise of stock options	—	—	1,635,000
Accrual of dividends payable	—	—	11,180,900

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

2.  Concentrations

Major Customers and Products

In fiscal 2022, 2021 and 2020, the Company derived 58%, 59% and 63%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers was $3.3 million, $2.1 million and $3.4 million as of September 30, 2022, 2021 and 2020, respectively.

In fiscal year 2022, the three largest customers, Pilatus, ATSG and Textron accounted for 22%, 11% and 11% of total revenue, respectively. In fiscal year 2021, the two largest customers, Pilatus and Textron accounted for 20% and 17% of total revenue, respectively. In fiscal year 2020, the three largest customers, Pilatus, Dayton T. Brown, Inc., and Kalitta Air accounted for 33%, 12% and 10% of total revenue, respectively.

Flat panel sales were 98%, 88% and 80% of total sales in the years ended September 30, 2022, 2021 and 2020, respectively. Sales of air data systems and components were 2%, 12% and 20% of total sales for the years ended September 30, 2022, 2021 and 2020, respectively. Sales to government contractors and agencies accounted for approximately 21%, 18% and 32% of total sales during fiscal years 2022, 2021 and 2020, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2022 the Company had three suppliers that accounted for 33.7% of the Company’s total inventory related purchases. During fiscal 2021 the Company had one supplier that accounted for 14.9% of the Company’s total inventory related purchases.

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

Impact of the COVID-19 Pandemic

The Company has not yet seen a material impact from the COVID-19 pandemic on its business, financial position, liquidity, or ability to service customers or maintain critical operations. However, some parts of the world are continuing to see a rise in COVID-19 cases and hospitalizations, and it is possible that new, more virulent strains or variants of COVID-19 may emerge and lead governments and private sectors to re-institute quarantine and trade restrictions, which could adversely impact market conditions. IS&S will continue to monitor the impact of the COVID-19 pandemic on its business, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The Company could face liquidity shortages, weaker product demand from its customers, disruptions in its supply chain, and/or staffing shortages in its workforce in the future due to the direct and indirect effects of the COVID-19 pandemic.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2022 and 2021 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	September 30,	September 30,
	2022	2021
Raw materials	$4,451,045	$3,729,692
Work-in-process	795,723	629,814
Finished goods	102,336	185,886
	$5,349,104	$4,545,392

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded in fiscal years 2022, 2021 or 2020.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal years ended September 30, 2022 and 2021. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2022 and 2021.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2021	$—	$417,504
Amount transferred to receivables from contract assets	—	—
Contract asset additions	162,742	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(316,320)
Increases due to invoicing prior to satisfaction of performance obligations	—	157,999
September 30, 2022	$162,742	$259,183

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the fiscal years ended 2022, 2021 and 2020 are as follows:

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Customer Service Sales	$4,879,591	$4,034,294	$4,265,086
Customer Service Cost of Sales	1,502,899	1,489,942	1,457,995
Gross Profit	$3,376,692	$2,544,352	$2,807,091

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

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income”, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For fiscal years 2022, 2021 and 2020 comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and 2021, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,083,571	$—	$—

Fair Value Measurement on September 30, 2021
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$6,051,902	$—	$—

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at September 30, 2022 and 2021. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2022 and 2021, the estimated liability for medical claims incurred but not reported was $51,600 and $55,900, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $424,200 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2022, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of stockholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements or related disclosures.

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

As new accounting pronouncements are issued, we will adopt those that are applicable.

4.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Numerator:
Net income	$5,523,778	$5,064,902	$3,269,783
Denominator:
Basic weighted average shares	17,256,750	17,225,423	16,939,302
Dilutive effect of share-based awards	1,121	1,197	174,889
Diluted weighted average shares	17,257,871	17,226,620	17,114,191

Net income per common share:
Basic	$0.32	$0.29	$0.19
Diluted	$0.32	$0.29	$0.19

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2022, 2021 and 2020, there were 57,584, 100,000 and 104,500 options to purchase common stock outstanding, respectively. As of September 30, 2022, 2021 and 2020 , there were 7,886, 0 and 0 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal year 2022, no options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal years 2021 and 2020, 100,000 shares, respectively were excluded from the calculation of earnings per share as their effect would be anti-dilutive.

5.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2022	2021
Prepaid insurance	$777,311	$318,138
Other	365,159	514,938
	$1,142,470	$833,076

6.  Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2022	2021
Computer equipment	$2,307,139	$2,309,053
Corporate airplanes	2,406,468	5,601,039
Furniture and office equipment	976,993	970,725
Manufacturing facility	5,889,491	5,889,491
Equipment	5,624,966	5,545,529
Land	1,021,245	1,021,245
	18,226,302	21,337,082
Less accumulated depreciation and amortization	(11,934,113)	(13,193,599)
	$6,292,189	$8,143,483

Depreciation related to property and equipment was approximately $358,837, $373,068 and $387,617 in fiscal years 2022, 2021 and 2020, respectively. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, was sold during the quarter ended September 30, 2022 and the Company recognized a gain on sale of the aircraft of approximately $1,192,000. The corporate airplanes are utilized primarily in support of product development. Noncash investing activities involving property, plant and equipment comprise the abandonment of fully depreciated assets with an original cost and accumulated amortization of $34,656, $416,626 and $15,430 in fiscal years 2022, 2021 and 2020, respectively.

7.  Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2022	2021
Intangible assets, net of accumulated amortization of $636,158 at September 30, 2022 and $634,032 at September 30, 2021	$60,348	$62,474
Operating lease right-of-use assets	28,680	42,976
Other non-current assets	75,300	82,834
	$164,328	$188,284

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in fiscal 2022, 2021 or 2020.

Total intangible amortization expense was $2,126, $50,377 and $32,618 in fiscal years 2022, 2021 and 2020, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of September 30, 2022 and September 30, 2021 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets include $0 and $7,535 of prepaid software licenses, that will be earned upon the shipment of a certain product to a customer, as of September 30, 2022, and September 30, 2021, respectively.

8.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2022	2021
Warranty	$607,001	$589,260
Salary, benefits and payroll taxes	1,030,628	385,287
Professional fees	364,794	163,130
Operating lease	13,615	14,296
Other	956,237	279,142
	$2,972,275	$1,431,115

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

Warranty cost and accrual information for fiscal years ended September 30, 2022 and 2021:

	2022	2021
Warranty accrual as of October 1,	$589,260	$547,743
Expense accrual for fiscal year	152,419	176,028
Warranty cost incurred for fiscal year	(134,678)	(134,511)
Warranty accrual as of September 30,	$607,001	$589,260

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

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Current provision (benefit):
Federal	$522,473	$95,818	$(309,401)
State	277,991	9,911	481

Total current provision (benefit)	800,464	105,729	(308,920)

Deferred provision (benefit)
Federal	998,585	(754,995)	—
State	18,782	(438,517)	38

Total deferred provision (benefit)	1,017,367	(1,193,511)	38

Total current and deferred provision (benefit)	$1,817,831	$(1,087,783)	$(308,882)

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2022	2021	2020
U.S. Federal statutory tax rate	21.00%	21.00%	21.00%
Rate change due to tax reform	0.0%	0.0%	0.0%
State income taxes, net of federal benefit	11.8%	0.6%	(2.2)%
Permanent items	0.1%	0.2%	(6.3)%
Research and development tax credits	(0.1)%	(0.6)%	(10.6)%
Valuation allowance	(6.4)%	(47.9)%	(15.2)%
Change in unrecognized tax benefits	(1.5)%	(0.7)%	2.2%
123R cancellations and forfeitures	0.3%	0.0%	0.0%
Tax Law Changes: CARES Act	0.0%	0.0%	0.3%
Other	(0.5)%	0.0%	0.3%
Effective income tax rate	24.7%	(27.4)%	(10.4)%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2022	2021	2020
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$651,321	$654,624	$698,233
Research and development credit	—	1,327,162	1,589,247
NOL carryforwards -fed/state	984,004	1,612,043	2,192,018
Depreciation	—	—	(807,522)
Stock options	45,069	41,652	5,296
Other	—	—	—
	1,680,394	3,635,481	3,677,272
Less: Valuation allowance	(981,816)	(1,449,204)	(3,471,164)
Total deferred tax assets	698,578	2,186,277	206,108

Deferred tax liabilities:
Depreciation	(652,091)	(1,122,455)	(335,797)
Total deferred tax liabilities	(652,091)	(1,122,455)	(335,797)
Net deferred tax asset (liability)	$46,487	$1,063,822	$(129,689)

At September 30, 2022 and 2021, the Company had state NOL carryforwards of approximately $19.7 and $22.2 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company has federal R&D Tax Credit carryforwards of approximately $0 and $1.3 million in fiscal 2022 and 2021, respectively.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2022	2021	2020
Balance at beginning of year	$590,000	$615,000	$546,000
Unrecognized tax benefits related to prior years	—	—	39,000
Unrecognized tax benefits related to current year	—	7,000	37,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(138,000)	(32,000)	(7,000)

Balance at end of year	$452,000	$590,000	$615,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $452,000, $590,000 and $615,000 at September 30, 2022, 2021 and 2020, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2022 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2022 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2022, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2022, 2021 and 2020, the Company did not recognize any expense for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2018 and thereafter are open years subject to examination by the Internal Revenue Service. The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

11.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of approximately $126,000, $123,000 and $112,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

12.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $345,000, $341,000, and $177,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The income tax impact recognized as a credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $166,617, $181,350 and $17,337 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of September 30, 2022, there were 653,836 shares of common stock available for awards under the 2019 Plan.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2022, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2020	100,000	$7.10	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at September 30, 2021	100,000	$7.10	$—
Granted	—	—	—
Exercised	(42,416)	8.26	64,896
Cancelled	—	—	—

Outstanding at September 30, 2022	57,584	$7.10	$88,104
Vested and expected to vest	57,584	$7.10	$88,104
Options exercisable at September 30, 2022	57,584	$7.10	$88,104

The following table summarizes information about stock options under the 2019 Plan at September 30, 2022:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-	As of	Weighted-
Range of Exercise	September 30,	Remaining	Average	September 30,	Average
Prices	2022	Contractual Life	Exercise Price	2022	Exercise Price
$0.00 - $9.00	57,584	7.9	$7.10	57,584	$7.10

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

Below are the fair value assumptions used to record compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2022 (1)	2021 (1)	2020
Expected dividend rate	—	—	—
Expected volatility	—%	—%	58.4%
Weighted average risk-free interest rate	—%	—%	0.3%
Expected lives (years)	—	—	5.5
(1)	The Company did not grant any options in fiscal 2022 and 2021.

The Company granted 100,000 options in fiscal year 2020.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was approximately $164,000, $181,000 and $17,000 for fiscal years ended September 30, 2022, 2021 and 2020, respectively.

At September 30, 2022, unrecognized compensation expense of $0, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

Restricted Stock Units

During fiscal 2021, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services during calendar year 2021. Under the terms of the awards, at the conclusion of the vesting period on January 3, 2022, the grants of RSUs were settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that if a director resigns from the Board prior to January 1, 2022, such director shall only receive a pro rata portion of such award for time served. As of September 30, 2021, there were 25,396 unvested restricted stock units outstanding under the 2019 Plan, all of which were issued during the fiscal year ended September 30, 2022. As of September 30, 2022, there were 32,897 unvested restricted stock units outstanding under the 2019 Plan.

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2020	27,488	$5.82
Granted	25,396	6.30
Issued	(27,488)	5.82
Cancelled	—	—
Balance at September 30, 2021	25,396	$6.30
Granted	38,986	6.52
Issued	(27,425)	6.32
Cancelled	(4,059)	6.57
Balance at September 30, 2022	32,897	$6.51

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2019 Plan was approximately $178,000, $160,000 and $160,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to employees under the 2019 Plan was approximately $3,000, $0 and $0 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

At September 30, 2022, unrecognized compensation expense of $97,954, net of forfeitures, related to non-vested stock awards under the 2019 Plan, will be recognized.

13.  Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $2.6 million, $2.1 million and $0.9 million as of September 30, 2022, 2021 and 2020, respectively.

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

14.  Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse is a new related party for fiscal year 2022 due to their president acquiring more than 10% in shares on the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to $0.6 million, $1.6 million and $0.1 million for the years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022 and 2021, a contract liability to Eclipse was $0.1 million and $0.4 million, respectively.

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

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2022, 2021 and 2020, net sales outside the United States amounted to $11.1 million, $8.4 million and $9.4 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems, and air data systems and components. During fiscal years 2022, 2021 and 2020, the Company derived 98%, 88% and 80%, respectively, of its total product revenue from sales of FPDS. The remaining revenue for each of the fiscal years was from sales of air data systems and components.

16.  Lease Recognition

The Company accounts for leases in accordance with ASU 2016-02 and records “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases with an initial term of greater than one year. We recognize payments for leases with a term of less than one year in the statement of operations on a straight-line basis over the lease term.

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

Rent expense and cash paid for various operating leases in aggregate are approximately $115,000 for the period ended September 30, 2022. The weighted average remaining lease term is 2.2 years, and the weighted average discount rate is 5.0% as of September 30, 2022. Related assets and liabilities resulting from lease obligations are deemed to be immaterial.

Future minimum lease payments under operating leases are as follows at September 30, 2022:

	Twelve Months
	Ending	Operating
	September 30,	Leases
	2023	$14,676
	2024	14,676
	2025	2,446
Total minimum lease payments		$31,798
Amount representing interest		(3,118)
Present value of minimum lease payments		28,680
Current portion		(13,615)
Long-term portion of lease obligations		$15,065

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.
(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2022, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2022.

	Number of Securities to be	Weighted-average	Number of Securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options	outstanding	compensation plans (excluding securities
Plan Category	and rights	options and rights	reflected in second column)
Equity compensation plans approved by security holders	57,584	$7.10	653,836
Equity compensation plans not approved by security holders	—	—	—
Total	57,584	7.10	653,836

The Company expects to make annual grants of restricted stock awards to its non-employee directors under the 2019 Plan. In the fiscal years ended September 30, 2022, 2021 and 2020, the Company granted to its non-employee directors a total of 27,425, 27,488 and 73,056 restricted shares, respectively, under the 2019 Plan.

Total share-based compensation expense for non-employee directors was $178,000, $160,000 and $160,000 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

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

3.	The following exhibits are filed as part of, or incorporated by reference into this report:

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation of IS&S. (1)
3.2	Amended and Restated Bylaws of IS&S. (2)
4.1	Description of Capital Stock
4.2	Rights Agreement, dated September 12, 2022, between IS&S and Broadridge Corporate Issuer Soltutions, Inc. (3)
10.1	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (4)
10.2	IS&S 2019 Stock-Based Incentive Compensation Plan (5)
21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2007.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2018.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 12, 2022.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 2, 2012.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the Commission on January 28, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: December 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahram Askarpour	Director & Chief Executive Officer	December 16, 2022
Shahram Askarpour	(Principal Executive Officer)

/s/ Michael Linacre	Chief Financial Officer	December 16, 2022
Michael Linacre	(Principal Financial and Accounting Officer)

/s/ Winston J. Churchill	Director & Chairman of the Board	December 16, 2022
Winston J. Churchill

/s/ Glen R. Bressner	Director & Vice Chairman of the Board	December 16, 2022
Glen R. Bressner

/s/ Stephen L. Belland	Director	December 16, 2022
Stephen L. Belland

/s/ Roger A. Carolin	Director	December 16, 2022
Roger A. Carolin

/s/ Parizad Olver (Parchi)	Director	December 16, 2022
Parizad Olver (Parchi)