Form 10-K/A
period 2022-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2023-01-31
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐	T RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of January 18, 2023, there were 1717,366,224 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

See “Explanatory Note” below.

Auditor Name	GRANT THORNTON LLP	Auditor Firm ID	248	Auditor Location	Philadelphia, Pennsylvania

EXPLANATORY NOTE

Innovative Solutions and Support, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement (such definitive proxy statement, when filed, the “Proxy Statement”) if such Proxy Statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file the Proxy Statement within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

References in this Report to the “Company,” “we,” “us,” or “our” refer to Innovative Solutions and Support, Inc. unless the context clearly requires otherwise.

PART III

Item 10. Directors, executive officers and corporate governance.

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Director Since	Current Term Expires	Positions with the Company
Shahram Askarpour	65	2022	2023	Director, Chief Executive Officer
Winston J. Churchill	82	1990	2023	Director
Roger A. Carolin	67	2016	2023	Director
Glen R. Bressner	62	1999	2023	Director
Stephen L. Belland	65	2022	2023	Director
Parizad Olver (Parchi)	43	2022	2023	Director

Directors and Nominees

Shahram Askarpour. Dr. Askarpour joined the Company as Vice President of Engineering in 2003, was promoted to President in March 2012, and was appointed as the Company’s Chief Executive Officer, and joined the Company’s Board, in January 2022. Dr. Askarpour has more than 40 years of aerospace industry experience in managerial and technical positions. Prior to joining the Company, he was employed by Smiths Aerospace (a division of Smiths Group plc), Instrumentation Technology, and Marconi Avionics. He holds a number of key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom, and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University London. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University and has published numerous papers in leading international, peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton School of the University of Pennsylvania.

Winston J. Churchill. Mr. Churchill has been managing general partner of SCP Partners, a multi-stage venture capital firm that invests in technology-oriented companies, since he founded it in 1996, and has over 35 years of experience in private equity investing. He formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, L.P., a small business investment company, in 1990. Prior to that, he was a managing partner of a private investment firm that specialized in leveraged buyouts on behalf of Bessemer Securities Corporation. From 1967 to 1983, he practiced law at the Philadelphia firm of Saul Ewing Arnstein & Lehr, LLP and served as Chairman of its Banking and Financial Institutions Department, Chairman of the Finance Committee, and a member of its Executive Committee. He has experience serving as a director of other public companies, including Amkor Technology, Inc. (NASDAQ: AMKR), Recro Pharma, Inc. (NASDAQ: REPH), and formerly Griffin Industrial Realty Inc. (NASDAQ: GRIF), as well as a number of private companies. From 1989 to 1993, he served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System. He is currently a Trustee Fellow of Fordham University, Chairman of Young Scholars Charter School, Chairman Emeritus of The Gesu School, and a trustee of American Friends of New College Oxford, England; for many years, he was also a trustee of Georgetown University, where he chaired the Committee on Medical Affairs. He earned a Bachelor of Science in Physics, summa cum laude, from Fordham University, a Master of Arts in Economics from Oxford University, where he studied as a Rhodes Scholar, and a Juris Doctor from Yale Law School.

Roger A. Carolin. Mr. Carolin is currently a Venture Partner at SCP Partners, a position he has held since 2004. Mr. Carolin works to identify attractive investment opportunities and assists portfolio companies in the areas of strategy development, operating management, and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and served as its Chief Executive Officer for 10 years, until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin is also a director of Amkor Technology, Inc. (NASDAQ: AMKR), a supplier of outsourced semiconductor assembly and test services. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from the Harvard Business School.

Glen R. Bressner. Mr. Bressner has been a venture capitalist since 1985 and is co-Founder and Managing Partner of NEPA Venture Funds, Mid-Atlantic Venture Funds, Originate Ventures and Activate Venture Partners. He is also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of material handling solutions. From 1996 to 1997, Mr. Bressner served as the Chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

Stephen L. Belland. Mr. Belland is the Co-Founder and Chief Executive Officer at Integrated Connection, LLC and a Principal at Clear Rock Advisors. Prior to Clear Rock Advisors, he has held various executive positions at Rockwell Collins including Technical Director, Vice President of Program and Product Management, Vice President of Strategy and Marketing and most recently Vice President of Corporate Development. Mr. Belland received his B.S. in Electrical Engineering from Michigan Technological University and has attended executive programs at the Kellogg School of Management, the Wharton School of the University of Pennsylvania, and INSEAD.

Parizad Olver (Parchi). Ms. Olver is currently the Founder and Managing Partner of Panorama Aero, a U.S.-based special mission aerospace lessor and end-to-end logistics provider which she founded in 2018. Ms. Olver also serves as Independent Director and Chair of the Audit Committee of Semper Paratus Acquisition Corporation (NASDAQ: LGST). From 2009-2018, Ms. Olver held numerous leadership positions during her time at Cowen Inc., including President and CEO of Cowen Aviation Finance, Head of International Strategy and Managing Director. Prior to Cowen, Ms. Olver held senior positions at Fortress Investment Group, Ramius Capital Group and Morgan Stanley. She received an M.B.A. from Columbia University, an M.B.A. from London Business School and a B.S. from University of California, Berkeley (Haas School of Business).

Director Qualifications

The Board believes that each of the directors and the nominees for director listed above have the sound character, integrity, judgment, and record of achievement necessary to be a member of the Board. In addition, each of the directors and the nominees for director have exhibited, during their prior service as directors, the ability to operate cohesively with the other members of the Board, and to challenge and question management in a constructive way. Moreover, the Board believes that each director and the nominees for director bring a strong and unique background and skillset to the Board, giving the Board, as a whole, competence and experience in diverse areas, including corporate governance and board service, finance, management, and aviation. Set forth below are certain specific experiences, qualifications, and skills that led to the Board’s conclusion that each of the directors and the nominees for director listed above should continue to serve as a directors.

Dr. Askarpour, as Chief Executive Officer of the Company and a longstanding member of the Company’s management team, provides the Board with a comprehensive knowledge of the Company, its history, and its businesses. In addition, Dr. Askarpour brings the Board his insight into the aerospace industry from over 40 years of experience in managerial and technical positions at aviation companies, including Smiths Aerospace (a division of Smiths Group plc), Instrumentation Technology, and Marconi Avionics.

Mr. Churchill brings the Board over 35 years of experience in private equity investing, during which he gained valuable insight into effective management of investments. Mr. Churchill utilizes this insight to advise the Board on financial and investment matters. In addition, Mr. Churchill has extensive experience serving on the boards of directors of other companies, both public and private. Mr. Churchill draws on his financial and corporate governance experience in his service on the Investment Committee of the Board (the “Investment Committee”) (as Chairman), the Nominating & Corporate Governance Committee, and the Audit Committee of the Board (the “Audit Committee”). In addition, Mr. Churchill has maintained a pilot’s license for over fifteen years and has Instrument and Multi-Engine ratings. Consequently, he brings to the Board operational experience with state-of-the-art avionics.

Mr. Carolin has over a decade of experience in private equity investing, previously worked in advanced computer systems and on-board missile applications, and has a significant understanding the Company’s industry and its business. He possesses specific knowledge and experience in technology, new business opportunities, operations, management, and finance, all of which are relevant and important to the Company’s business, and he capitalizes on these strengths in his service on the Compensation Committee (as Chairman) and the Audit Committee.

Mr. Bressner brings the Board a wealth of experience managing financial investments from his service at venture capital firms. Mr. Bressner provides the Board with a thorough understanding of capital markets and other financial issues. Mr. Bressner’s experience in managing investments also provides him with extensive finance and accounting knowledge, and he applies this expertise in his service on the Audit Committee (as Chairman), the Investment Committee and the Nominating & Corporate Governance Committee. Mr. Bressner is also an audit committee financial expert, as defined by SEC rules and regulations. His prior service as Chairman of the Board of Directors of the Greater Philadelphia Venture Group and on numerous other boards of directors, including of several public entities, provides him with valuable experience in corporate governance matters.

Mr. Belland has over 37 years of experience in the Aerospace and Defense Industry. Mr. Belland provides the board with familiarity with IS&S product lines and operations. He has also developed numerous successful plans for market strategy, product development, brand management, business optimization, acquisition strategy, as well as team building strategy. Some key successes included developing and capturing over 15 new aircraft cockpit positions, as well as positioning his corporation for becoming a leader in business jet cabin electronics. In addition, Mr. Belland has advised on over 500 M&A transactions and joint ventures, including being published in Corporate Executive Board materials. Mr. Belland is also a private pilot and a member of various industry organizations, such as the National Business Aviation Association.

Ms. Olver brings over two decades of experience in financial markets and investing across special situations and aerospace related assets. She has a background in aviation, as well as experience with special mission operations which will strengthen the Board. She is currently a board member of Samper Paratus Acquisition Corp., a $350 million public company specializing in logistics/transportation, and SMASS, Inc. a U.S. government subcontractor focusing on U.S. Army logistics support. She is also a term member alumnus of the Council on Foreign Relations.

INDEPENDENCE

The Board has determined, in its business judgment, that five (5) of the Company’s six (6) directors are independent as defined in the applicable Nasdaq Stock Market, LLC (“NASDAQ”) listing standards, including that each member is free of any relationships that would interfere with his individual exercise of independent judgment. The following directors were determined to be independent: Glen R. Bressner, Winston J. Churchill, Roger A. Carolin, Stephen L. Belland, and Parizad Olver (Parchi).

BOARD LEADERSHIP

The Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separate. Currently, Dr. Shahram Askarpour serves as the Company’s Chief Executive Officer and Mr. Winston J. Churchill serves as the Chairman of the Company’ Board. The Board believes that this leadership structure is in the best interests of the Company’s shareholders as it promotes information flow between management and the Board, effective decision making, and an alignment of corporate strategy.

The Board also believes that its structural features, including that all of its members other than Dr. Askarpour, and all members of its key committees, are independent directors, provide for substantial independent oversight of the Company’s management. However, the Board recognizes that other leadership models may become more appropriate as circumstances change.

RISK OVERSIGHT

The Company faces a number of risks, including technological and intellectual property risk, regulatory risk, credit risk, liquidity risk, reputational risk, and risk from adverse fluctuations in interest rates. Management is responsible for the day-to-day management of risks faced by the Company, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board seeks to ensure that the risk management processes designed and implemented by management are adequate. The Board consults periodically with management regarding the Company’s risks.

While the Board is ultimately responsible for risk oversight, the Company’s board committees assist the Board in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists the Board in its oversight of risk management in the areas of financial reporting and internal controls. The Compensation Committee assists the Board in oversight of risks related to the Company’s compensation policies and programs. The Investment Committee assists the Board in oversight of the risks related to the Company’s cash investments and utilization of capital. The Nominating & Corporate Governance Committee assists the Board in oversight of risk associated with board organization, membership and structure, succession planning for directors and executive officers, and corporate governance.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board maintains four standing committees: Audit, Compensation, Investment, and Nominating & Corporate Governance.

Audit Committee. The Audit Committee makes recommendations to the Board with respect to various auditing and accounting matters, including the selection and compensation of the Company’s independent registered public accounting firm, the scope of the Company’s annual audits, fees to be paid to the independent registered public accounting firm, the performance and independence of the Company’s independent registered public accounting firm, and the Company’s accounting practices.

The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention, and treatment, on a confidential basis, of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee has responsibility for, among other things, the planning and review of the Company’s annual and periodic reports and accounts, and the involvement of the Company’s independent registered public accounting firm in that process. The members of the Audit Committee are currently Mr. Bressner (Chairman), Mr. Carolin, and Ms. Olver. The Audit Committee is comprised solely of independent members, as independence for audit committee members is defined by the applicable NASDAQ listing standards. In addition, the Board has determined, in its business judgment, that each member of the Audit Committee is financially literate, and that Mr. Bressner is an audit committee financial expert, as defined by SEC rules and regulations. The Audit Committee has adopted a formal written charter that has been approved by the Board. The charter specifies the scope of the Audit Committee’s responsibilities and procedures for carrying out such responsibilities. A copy of the charter is available on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

Compensation Committee. The Compensation Committee is responsible for setting and administering the policies that govern all executive compensation decisions, including annual base salaries, bonuses, and equity-based compensation programs. The Compensation Committee evaluates annually the performance of the Company’s Chief Executive Officer and determines or recommends to the full Board the annual base salary, bonus, and equity-based compensation for the Chief Executive Officer. The Compensation Committee relies on the recommendations of the Chief Executive Officer, following the Chief Executive Officer’s annual performance reviews of other executive officers, in setting annual base salaries, bonuses, and equity-based compensation for other executive officers.

The Compensation Committee is also responsible for reviewing and overseeing the Company’s benefit plans, equity incentive plans, and other compensation plans and policies for employees, consultants, directors, and other compensated individuals, including the Chief Executive Officer. The members of the Compensation Committee are currently Messrs. Carolin (Chairman), Churchill, and Belland, each of whom, in the judgment of the Board, was found to be “independent” as defined by the applicable NASDAQ listing standards. The Compensation Committee has adopted a formal written charter that has been approved by the Board. The charter specifies the scope of the Compensation Committee’s responsibilities and procedures for carrying out such responsibilities. A copy of the charter is available on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

The Compensation Committee has the authority under its charter to engage the services of outside consultants, advisors, and others to assist the Compensation Committee, and in 2022, engaged Frederic W. Cook & Co., Inc. (“FW Cook”) for this purpose, as further described in the “Process for Setting Total Compensation” section. The Compensation Committee determines the appropriate levels of compensation for executive officers taking into account, among other factors, the market comparison and other data and analyses provided by FW Cook, the performance of the executive officers in question (as determined in annual reviews conducted by the Compensation Committee for the Chief Executive Officer or by the Chief Executive Officer for the other executive officers), the Company’s financial performance, cost of living, prior compensation practices, and recruitment and retention needs. The Compensation Committee relies on the recommendations of the Company’s Chief Executive Officer in determining whether and how much of a discretionary bonus may be paid to the Company’s employees (including executive officers other than the Chief Executive Officer) if the Company’s financial performance exceeds the Board’s expectations.

Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee is a former or current executive officer or employee of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company or such entity’s executive officers or board members.

Investment Committee. The Investment Committee assists the Board in fulfilling its oversight responsibilities with respect to recommendations pertaining to the utilization of excess capital, including with respect to the implementation of the Company’s stock repurchase program. Messrs. Churchill (Chairman), Carolin, and Belland are currently the members of the Investment Committee.

Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee’s functions include establishing the criteria for selecting candidates for nomination to the Board, seeking candidates who meet those criteria, making recommendations to the Board of nominees to fill vacancies on or as additions to the Board, and monitoring the Company’s corporate governance structure. The Nominating & Corporate Governance Committee members are currently Messrs. Churchill and Bressner, each of whom, in the judgment of the Board, was found to be “independent” as defined by the applicable NASDAQ listing standards. The Nominating & Corporate Governance Committee has adopted a formal written charter that has been approved by the Board. The charter specifies the scope of the Nominating & Corporate Governance Committee’s responsibilities and procedures for carrying out such responsibilities. A copy of the charter is available on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.”

The Nominating & Corporate Governance Committee seeks director candidates based upon a number of qualifications and criteria, including independence, knowledge, judgment, character, leadership skills, education, experience, financial literacy, standing in the community, the ability to foster a diversity of backgrounds and views, and the ability to complement the Board’s existing strengths relative to the Company’s business. In the case of potential independent director candidates, such eligibility criteria must be in accordance with SEC and NASDAQ rules. While the Nominating & Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, the Nominating & Corporate Governance Committee and the Board believe that it is essential that the Board be able to draw on a wide variety of backgrounds and professional experience among its members. The Nominating & Corporate Governance Committee desires to maintain the Board’s diversity through the consideration of factors such as education, skills, and relevant professional experience and to identify the best possible nominees for the Board, regardless of a nominee’s self-identified age, race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law.

The Nominating & Corporate Governance Committee will consider nominees for election to the Board who are timely recommended by shareholders, provided that a complete description of the nominees’ qualifications, experience, and background, together with a statement signed by each nominee in which he or she consents to act as such, accompany the recommendations. Such recommendations should be submitted in writing to the attention of Chairman, Nominating & Corporate Governance Committee, at the Company’s address at 720 Pennsylvania Drive, Exton, PA, 19341, and should not include self-nominations. Section 3.10 of the Company’s Amended and Restated Bylaws contains provisions setting forth the requirements applicable to a shareholder nomination for director. These requirements are summarized in this Proxy Statement under the caption “Shareholder Proposals for 2023 Annual Meeting and other Matters.”

Each of the current nominees for director listed under the caption “ELECTION OF DIRECTORS” is an existing director standing for re-election. In connection with the Annual Meeting, the Nominating & Corporate Governance Committee did not receive any recommendation for a candidate from any shareholder or group of shareholders owning more than 5% of the Company’s common stock.

The Annual Meeting provides an opportunity each year for shareholders to ask questions of or otherwise communicate directly with members of the Company’s Board on matters relevant to the Company. Per Company policy, each director is requested to attend the Annual Meeting in person (i.e., virtually). All five of the Company’s then-serving directors attended the Company’s 2022 Annual Meeting of Shareholders.

In addition, shareholders may communicate with the Board, or if applicable, to a specific individual director, by sending a written communication to the attention of the Board or such individual director at the following address: 720 Pennsylvania Drive, Exton, PA, 19341, or by facsimile to (610) 646-0150.

Copies of each written communication received at such address or facsimile number will be provided to the Board or to the specific individual director, unless such communication is considered, in the reasonable judgment of the Corporate Secretary or other appropriate company officer, to be improper for submission to the intended recipient. Examples of shareholder communications that would be considered improper for submission include, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to the Company or the Company’s business, or communications that relate to improper or irrelevant topics.

The Nominating & Corporate Governance Committee conducts an annual assessment of the size and composition of the Board and its committees and reviews with the Board the appropriate skills and characteristics required of Board members. The Nominating & Corporate Governance Committee has not relied upon third-party search firms to identify board candidates, but reserves the right to do so as required. To date, the Nominating & Corporate Governance Committee has relied upon recommendations from a wide variety of its business contacts, including current executive officers, directors, community leaders, and shareholders as a source for potential board candidates.

Neither the Nominating & Corporate Governance Committee nor the Company has engaged or paid any fees to a search firm in connection with the nomination of the directors for election at the Annual Meeting covered by this Proxy Statement.

MEETINGS AND ATTENDANCE

During the fiscal year ended September 30, 2022, the full Board held 13 meetings. From time to time during fiscal year 2022 the Board met in executive session without members of management present. The Audit Committee met 4 times, and the Investment Committee, the Compensation Committee, and the Nominating & Corporate Governance Committee met once each. All of our directors attended, and are expected to attend, at least 75% of the meetings of the full Board and the meetings of the committees on which they served.

Item 11. Executive compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program and a description of the material factors underlying the decisions that resulted in the compensation provided to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal year ended September 30, 2022 (referred to herein as our “named executive officers”). The names of the Company’s 2022 named executive officers, together with their titles during the 2022 fiscal year, are:

•	Shahram Askarpour—President and Chief Executive Officer

•	Michael Linacre—Chief Financial Officer

•	Geoffrey S. M. Hedrick—Chief Executive Officer (Former)

•	Relland M. Winand—Chief Financial Officer (Former)

Consistent with the SEC’s rules, compensation information for Messrs. Hedrick and Winand is included even though Mr. Hedrick passed away on January 12, 2022 and Mr. Winand retired on July 15, 2022, because each of them served as named executive officers for a portion of the 2022 fiscal year.

Objective of the Company’s Executive Compensation Program

The objective of the Company’s executive compensation program is to attract and retain exceptional individuals as executive officers and to provide key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver enhanced value to the Company’s shareholders.

What the Company’s Executive Compensation Program is Designed to Reward

Overall, the Company’s executive compensation program is designed to reward the contributions of each individual executive officer, to ensure that each executive officer’s interest is aligned with those of the Company’s shareholders, and to provide sufficient incentives to executive officers to ensure their dedication to the Company. As discussed further below, the Company seeks to achieve these goals by providing sufficient base salaries to compensate executives for the day-to-day performance of their duties and awarding cash bonuses when the executive attains the annual personal or corporate goals and objectives established by the Company. Also, from time to time, the Company grants equity-based awards when it believes that such equity awards will further align the interests of executive officers with those of the Company’s shareholders and provide an additional incentive to executive officers to contribute to the achievement of the Company’s financial and strategic objectives.

GENERAL EXECUTIVE COMPENSATION POLICIES

Process for Setting Total Compensation

Generally, upon hiring or promoting a named executive officer, the Compensation Committee sets the executive’s initial level of base salary and other compensation on the basis of subjective factors, including experience, individual achievements, and level of responsibility assumed at the Company, and may consider market compensation practices from time to time. Actual base salaries, cash bonuses, and equity-based awards for each named executive officer may be adjusted from year to year based upon each named executive officer’s annual review and level of attainment of personal and corporate goals and objectives, including Company financial performance, shareholder return, and such other factors as the Compensation Committee deems appropriate and in the best interests of the Company’s shareholders.

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

The Compensation Committee seeks recommendations from the Chief Executive Officer regarding changes to the overall compensation level or any particular element of compensation for the other named executive officers. In addition, the Chief Executive Officer is principally responsible for reviewing each other named executive officer’s performance, and for making recommendations for the Company’s compensation plan for such executive officer for the following fiscal year. The Compensation Committee reviews the recommendations of the Chief Executive Officer in light of his proximity to the other executives and his knowledge of their contributions to the Company. The Compensation Committee independently reviews the performance of the Company’s Chief Executive Officer. With respect to compensation changes for fiscal year 2022, the Compensation Committee completed this process with the Company’s former Chief Executive Officer, Mr. Hedrick, prior to Mr. Hedrick’s passing.

Historically, the Compensation Committee has not retained an outside consultant or advisor to advise it regarding the Company’s executive compensation program. However, in 2022, the Compensation Committee engaged FW Cook to advise the Compensation Committee with respect to best practices and competitive market practices and trends in the area of executive compensation, as well as ongoing regulatory considerations. The Compensation Committee has determined that FW Cook, which does not perform any work for the Company than its services for the Compensation Committee, is independent and that its services do not raise any conflict of interest with the Company or any of the Company’s executive officers or directors.

Consideration of Shareholder Advisory Vote on Executive Compensation

Based upon the vote of the Company’s shareholders at the 2017 annual meeting of shareholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in 2020, over 98% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this voting result affirms shareholders’ strong support of the Company’s approach to executive compensation and did not materially change its approach in fiscal years 2021 or 2022. The Compensation Committee will consider the outcome of this year’s say-on-pay vote (which will be described in greater detail in the Proxy Statement with respect to the 2023 annual meeting of shareholders) when making future compensation decisions for the named executive officers. Following this year’s vote, the next time the Company is scheduled to hold a say-on-pay vote is at the Company’s annual meeting of shareholders to be held in 2026.

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

Base Salary

The Company pays base salaries to named executive officers because the Company believes that base salaries are essential to recruiting and retaining qualified executives. In addition, base salaries create an incentive for named executive officers to make meaningful contributions to the Company’s success because they are subject to increase based on the executive’s performance. The Compensation Committee sets the initial base salary level upon the hire or promotion of a named executive officer. Base salary levels are determined initially based on the named executive officer’s previous experience and employment, and the named executive officer’s expected duties and responsibilities with respect to the Company. Thereafter, the Compensation Committee may increase a named executive officer’s base salary each year based on the results of the named executive officer’s annual review (which is conducted by the Chief Executive Officer for each of the other named executive officers and by the Compensation Committee for the Chief Executive Officer), and based on the Compensation Committee’s subjective assessment of the Company’s overall performance during the preceding year.

Annual Bonus

The Compensation Committee retains discretion to grant bonus compensation to the named executive officers and other employees of the Company. From time to time, the Company may award discretionary annual bonuses to the named executive officers and may agree, in hiring or promoting a named executive officer, to a target bonus opportunity, expressed as a percentage of base salary, in any case, to be paid only if the Company determines that the Company has attained its financial performance goals or other objectives.

With respect to fiscal year 2022, discretionary bonuses of $300,000 and $25,000 were approved for Dr. Askarpour and Mr. Linacre, respectively.

Equity-based Compensation

The Company awards equity-based compensation to named executive officers in order to provide a link between the long-term results achieved for its shareholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in the Company’s long-term success. Historically, equity-based compensation has been provided to named executive officers in the form of stock options (see the section titled “Equity Compensation Plan Information” above). Such awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

In connection with his hiring as the Chief Financial Officer of the Company, on July 15, 2022, Mr. Linacre was granted 7,886 shares of restricted common stock of the Company. The restrictions will lapse with respect to the restricted stock, and the restricted stock will vest, 25% on the first anniversary of the grant date and in equal quarterly installments thereafter, such that 100% will be vested as of the fourth anniversary of the grant date. If Mr. Linacre’s employment is terminated for any reason, he will forfeit any unvested portion of the restricted stock, and if Mr. Linacre’s employment is terminated for “cause,” then he will forfeit the entire award (whether vested or unvested).

No equity awards were granted to any named executive officers, other than Mr. Linacre (as described in the preceding paragraph), during fiscal year 2022.

Perquisites

In prior years, the Company has, with the approval of each of the then-serving independent directors, permitted the Company’s former Chief Executive Officer, Mr. Hedrick, to use the Company’s corporate aircraft for personal travel. The Compensation Committee believes that personal use of the Company’s aircraft represented a valuable perquisite for the Chief Executive Officer and was appropriate considering Mr. Hedrick’s position and contributions to the Company. The aggregate incremental cost to the Company of this perquisite received by Mr. Hedrick during the relevant fiscal year is included in the Summary Compensation Table below. Mr. Hedrick used the Company’s corporate aircraft for personal travel during fiscal years 2021 and 2020.

General Benefits

The following are standard benefits offered to all eligible Company employees, including the named executive officers.

Retirement Benefits. The Company maintains a tax-qualified 401(k) savings plan for all eligible employees, including the named executive officers, known as the Innovative Solutions and Support 401(k) Plan (the “Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. The Company makes a matching contribution to the Savings Plan at one half of each participant’s deferral rate, limited to a maximum contribution of 2% of base salary and subject to limitations imposed by the Internal Revenue Code.

Medical, Dental, Life Insurance, and Disability Coverage. The Company makes available medical, dental, life insurance, and disability coverage to all active eligible employees, including the named executive officers.

Other Paid Time-Off Benefits. The Company provides vacation and other paid holidays to all employees, including the named executive officers.

EMPLOYMENT AGREEMENTS

It is the Company’s general philosophy that all of the Company’s employees should be “at will” employees, thereby allowing both the Company and the employee to terminate the employment relationship at any time and without restriction or financial obligation.

However, in certain cases, the Company has determined that, as a retention device and a means to obtain non-compete arrangements, employment agreements or other contractual agreements are appropriate.

The Company entered into an amended and restated employment agreement with Dr. Askarpour on April 14, 2022 in connection with his appointment as Chief Executive Officer of the Company on January 14, 2022. The initial term of the employment agreement began on April 14, 2022 and will end on April 13, 2024. Pursuant to the terms of the agreement, the term extends for one additional year each subsequent April 14, unless either party provides written notice to the other party at least 30 days prior to the expiration of the then-current term that the term will not be renewed. The agreement provides for a base salary of $400,000 per year, which the Company determined to be appropriate given Dr. Askarpour’s increased duties and responsibilities as Chief Executive Officer. If Dr. Askarpour’s employment is terminated by the Company without “cause” or by Dr. Askarpour for “good reason,” then, subject to Dr. Askarpour’s execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. The employment agreement contains covenants restricting Dr. Askarpour’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Dr. Askarpour’s employment. The employment agreement also contains standard confidentiality, assignment of invention, and non-disparagement provisions.

The Company entered into an offer letter agreement with Mr. Linacre on June 1, 2022 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provides for a base salary of $230,000 per year, an annual target bonus amount equal to 30% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and certain relocation benefits. If Mr. Linacre’s employment is terminated without “cause,” then, subject to Mr. Linacre’s execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contains covenants restricting Mr. Linacre’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. Linacre’s employment. The offer letter also contains standard confidentiality, assignment of invention, and non-disparagement provisions.

Change in Control Benefits

The Compensation Committee has the authority to accelerate the vesting of Company equity awards granted to named executive officers under the Company’s 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”) upon a change in control of the Company (except for certain transactions that are expressly carved out under the 2019 Plan). The Company believes that such accelerated vesting is essential to maintaining the commitment and dedication of its key employees throughout a potential change in control of the Company. Unless otherwise determined by the Compensation Committee or provided in an award agreement, “change in control” is generally defined for these purposes as:

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

Under Dr. Askarpour’s amended and restated employment agreement, in the event of a “change in control,” if a successor to the Company fails or refuses to either materially assume the Company’s obligations under Dr. Askarpour’s employment agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under his employment agreement, then Dr. Askarpour may terminate his employment with “good reason” and, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. For purposes of Dr. Askarpour’s employment agreement, “change in control” is generally defined for these purposes as:

•	a “person” (as such term is used for purposes of section 13(d) or section 14(d) of the Exchange Act) but excluding, for this purpose, any employee benefit plan of the Company or its subsidiaries, is or becomes a “beneficial owner” (within the meaning of Rule 13d-3 under the Exchange Act) of forty percent (40%) or more of the combined voting power of the Company’s then outstanding voting securities;

•	a change in the composition of the Board during any 2-year period such that the individuals who at the beginning of such period constituted the Board cease to constitute a majority of the Board;

•	the consummation of a merger or consolidation involving the Company, if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least seventy-five percent (75%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; or

•	a complete liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the assets of the Company.

Stock Ownership/Retention Requirements

The Company does not require its named executive officers to maintain a minimum ownership interest in the Company.

Tax and Accounting Considerations

The Company considers tax and accounting implications in determining all elements of its executive compensation program. Section 162(m) of the Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid in a taxable year to the Chief Executive Officer, the Chief Financial Officer or any of the three highest compensated officers (other than the Chief Executive Officer and Chief Financial Officer). The Compensation Committee considers the impact of this deductibility limitation on the compensation that it intends to award, and may pay compensation that is not deductible if it determines that doing so is in the best interest of the Company and consistent with the Company’s executive compensation program. Through September 30, 2022, Section 162(m) of the Code has not affected the Company’s tax deductions. At the present time, the Compensation Committee believes that it is unlikely that the compensation paid to any of the Company’s employees in a taxable year will exceed $1,000,000.

The Compensation Committee considers the impact of various forms of compensation on the Company’s financial results. In particular, the Compensation Committee considers the potential impact on current and future financial results of all equity compensation that it approves.

SUMMARY COMPENSATION TABLE

This Summary Compensation Table provides information on the total compensation earned by each named executive officer for fiscal years ended September 30, 2022, 2021 and 2020.

					All Other
		Salary	Bonus	Option Awards	Compensation	Total
Name and Principal Position	Year	$	$	$ (2)	$ (1)	$
Shahram Askarpour	2022	369,616	300,000		6,585	676,201
Chief Executive Officer	2021	300,000	-	-	5,700	305,700
	2020	300,000	-	-	5,369	305,369

Michael Linacre	2022	53,077	25,000		-	78,077
Chief Financial Officer

Geoffrey S. M. Hedrick,	2022	123,326			817	124,143
Former Chief Executive Officer	2021	400,000	-	-	18,364	418,364
	2020	400,000	-	-	8,099	408,099

Relland Winand	2022	157,692	100,000	49,023	5,154	311,869
Former Chief Financial Officer	2021	200,000	-		4,000	204,000
	2020	200,000	-	362,700	4,000	566,700

1.	The amounts set forth in this column represent only contributions to the respective named executive officer’s Savings Plan account for the applicable fiscal year, except that, as will be described in the section of the Proxy Statement titled “Compensation Discussion and Analysis,” the amounts for Mr. Hedrick, the Company’s former Chief Executive officer, include the incremental cost to the Company of permitting personal use of a Company aircraft in fiscal year 2021 ($12,664) and 2020 ($2,757).

2.	These amounts represent the aggregate date fair value determined in accordance with the valuation guidelines of ASC Topic 718 “Stock Compensation” with respect to the options granted to Mr. Winand, the Company’s former Chief Financial Officer in the applicable year. See also Note 3, under the heading “Share-Based Compensation,” in the Company’s audited financial statements as filed in the Annual Report.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about non-equity and equity awards granted to the named executive officers in the fiscal year ended September 30, 2022.

								All Other	2022 Grant
								Stock	Date Fair
								Awards:	Value of
	Grant							Number of	Stock and
	Dates of	Estimated Future Payout under			Estimated Future Payout under			Shares	Option
Name	Equity Awards	Minimum ($)	Target ($)	Maximum ($)	Minimum (Shares)	Target (Shares)	Maximum (Shares)	of Stock or Units	Awards ($)
Shahram Askarpour	-	-	-	-	-	-	-	-	-
Michael Linacre	-	-	-	-	-	-	-	-	-
Geffrey S.M. Hedrick	-	-	-	-	-	-	-	-	-
Relland Winand	-	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides outstanding stock option information for the named executive officers as of the end of fiscal year 2022:

Equity Incentive
Plan Awards
Number of
		Number of	Number of	Securities
		Securities	Securities	Underlying
		Underlying	Underlying	Unexercised	Option
		Unexercised	Unexercised	Unearned	Exercise	Option
		Options	Options	Options	Price (2)	Expiration
Name	Grant Date	# Exercisable	# Unexercisable	#	$	Date
Shahram Askarpour	-	-	-	-	-	-
Michael Linacre	-	-	-	-	-	-
Geffrey S.M. Hedrick	-	-	-	-	-	-
Relland Winand	8/27/2020	57,584	57,584	-	7.10	8/27/2030

1.	The applicable exercise price of each outstanding option reflects the stock price on date of grant.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the value of stock options that were exercised and stock awards that vested during the fiscal year ended September 30, 2022 for each of our named executive officers:

	Option Awards		Stock Awards
		Value	Number of	Value
	Number of	Realized on	Shares	Realized on
	Shares Acquired	Exercise	Acquired on	Vesting
Name	on Exercise	$	Vesting	($)
Shahram Askarpour	-	-	-	-
Michael Linacre	-	-	-	-
Geffrey S.M. Hedrick
Relland Winand			50,000

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Dr. Askarpour’s amended and restated employment agreement provides that if his employment is terminated by the Company without “cause” or by Dr. Askarpour for “good reason,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. If Dr. Askarpour’s employment were terminated by the Company without “cause” or for “good reason” on September 30, 2022, the total amounts payable to Dr. Askarpour would be $213,878. For purposes of Dr. Askarpour’s employment agreement, “cause” generally means (a) the commission by or conviction of Dr. Askarpour, or plea of guilty or nolo contendere to, a felony or any crime involving dishonesty, disloyalty, or moral turpitude; (b) Dr. Askarpour’s willful misconduct or willful failure substantially to perform the duties of his position or his willful refusal to comply with the lawful directives of the Board; (c) a breach by Dr. Askarpour of his employment agreement or any written policies of the Company applicable to Dr. Askarpour; (d) any act or omission by Dr. Askarpour constituting dishonesty, fraud or embezzlement, or an intentional violation of Dr. Askarpour’s duty of loyalty to the Company under law; (e) Dr. Askarpour’s gross negligence in the performance of his duties; or (f) Dr. Askarpour’s poor job performance or other improper conduct not otherwise described above, except that cause shall not exist based solely on clauses (e) or (f), unless the Company has given Dr. Askarpour written notice of its intent to terminate his employment for cause, and allowed Dr. Askarpour thirty (30) days to cure such alleged poor job performance or other improper conduct. For purposes of Dr. Askarpour’s employment agreement, “good reason” generally means (a) a material reduction of Dr. Askarpour’s duties, responsibilities or authority; (b) a reduction of Dr. Askarpour’s base salary; (c) failure or refusal of a successor to the Company to either materially assume the Company’s obligations under Dr. Askarpour’s employment agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under his employment agreement, in any case, in the event of a “change in control”; (d) a relocation of Dr. Askarpour’s primary work location that results in an increase in his one-way commute by more than twenty-five (25) miles; or (e) a material breach of Dr. Askarpour’s employment agreement by the Company. See the section titled “Compensation Discussion and Analysis” in the Proxy Statement for additional information, once available.

Mr. Linacre’s offer letter provides that if his employment is terminated by the Company without “cause,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. If Mr. Linacre’s employment were terminated by the Company without “cause” on September 30, 2022, the total amounts payable to Mr. Linacre would be $0 (as Mr. Linacre would not yet have been employed by the Company for long enough for his benefits to accrue as of such time). For purposes of Mr. Linacre’s offer letter, “cause” generally means (a) the indictment or conviction of Mr. Linacre, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude or dishonesty; (b) Mr. Linacre’s intentional action or an act of fraud, dishonesty or theft affecting the property, reputation, or business of the Company or its affiliates; (c) Mr. Linacre’s willful and persistent neglect of his duties and responsibilities; (d) Mr. Linacre’s failure or refusal to carry out the lawful directives of the Board; (e) Mr. Linacre’s diverting any business opportunity of the Company or its affiliates for his own personal gain; (f) Mr. Linacre’s omission of or misrepresentation of a significant fact on his employment application or resume; or (g) Mr. Linacre’s misuse of alcohol or drugs affecting his work performance. See the section titled “Compensation Discussion and Analysis” in the Proxy Statement for additional information, once available.

The Company’s Compensation Committee has the authority to accelerate the vesting of Company stock options granted to named executive officers under the 2019 Plan upon a change in control of the Company. See the section titled “Compensation Discussion and Analysis” in the Proxy Statement for additional information, once available.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of January 18, 2023, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole or shared power to vote or direct the vote of such shares of common stock or the sole or shared investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Estate of Geoffrey S. M. Hedrick (2)	3,535,567	20.4%
Christopher Harborne (3)	2,366,969	13.6%
Wealth Trust Axiom, LLC (4)	1,157,040	6.7%
Norman H. Pessin (5)	861,825	5.0%
Central Square Management LLC (6)	875,417	5.0%

1.	As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,366,224 shares of common stock outstanding as of February 13, 2023.

2.	With the exception of 408 shares owned by Mr. Hedrick’s spouse, these shares were owned by Mr. Hedrick, the Company’s former Chief Executive Officer, whose address was c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, PA 19341, prior to his passing on January 12, 2022. 3,006,107 of such shares were held by Mr. Hedrick individually and the remaining shares are held in Trusts for the benefit of relatives of Mr. Hedrick. Current ownership information is based solely on Schedule 13D filed on December 28, 2022.

3.	Based solely on Schedule 13G/A filed on September 23, 2022. Christopher Harborne’s address is 23F M Thai Tower, All Seasons Place, 87 Wireless Road, Bangkok 10300 Thailand.

4.	Based solely on Schedule 13G/A filed on February 3, 2022. WealthTrust Axiom LLC’s address is 550 Swedesford Road, Suite 110, Wayne, PA 19087.

5.	Based solely on Schedule 13D/A filed on September 12, 2022. Norman H. Pessin’s address is 400 East 51st, PH 31, New York, NY 10022.

6.	Based solely on Schedule 13G/A filed on September 10, 2014. Central Square Management LLC’s address is 1813 N. Mill Street, Suite F, Naperville, IL 60563.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership, as of January 18, 2023, of (i) each director, (ii) the chief executive officer, the chief financial officer and the Company’s other executive officers during the fiscal year ended September 30, 2022, and (iii) all the directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named below has sole voting and investment power with respect to such shares, and the address of each of the shareholders named below is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, Pennsylvania 19341. The information provided in the table is based on the Company’s records, information filed with the Securities and Exchange Commission, and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Shahram Askarpour	217,458	1.3%
Glen R. Bressner	68,332	*
Roger A. Carolin (2)	44,180	*
Winston J. Churchill	14,130	*
Stephen L Belland	3,551	*
Parizad Olver	3,196	*

All executive officers and directors as a group (6 persons)	350,847	2%

*       Less than 1%.

1.	As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,366,224 shares of common stock outstanding as of January 18, 2023.

2.	Shares are held jointly with Mr. Carolin’s wife. Mr. Carolin’s address is 7 Great Valley Parkway, Suite 190, Malvern, PA 19355.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Company common stock that may be issued upon the exercise of options and pursuant to other awards under all of the Company’s existing equity compensation plans and arrangements as of September 30, 2022, including the 2019 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	57,584	$7.10	628,824
Equity compensation plans not approved by security holders	—	—	—
Total	57,584	$7.10	628,824

In the fiscal years ended September 30, 2022, 2021 and 2020, awards were granted to the Company’s non-employee directors under the Company’s then-existing equity compensation plans and arrangements with respect to 19,047, 27,488 and 73,056 shares, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of September 30, 2022, there were 628,824 shares of common stock available for awards under the 2019 Plan.

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

The 2019 Plan will terminate on April 2, 2029, unless earlier terminated by the Board. Termination will not affect awards outstanding at the time of termination. The Board may amend, alter, suspend, discontinue, or terminate the 2019 Plan without shareholder approval, provided that shareholder approval is required for any amendment which (i) would increase the number of shares subject to the 2019 Plan; (ii) would decrease the price at which awards may be granted; or (iii) would require shareholder approval by law, regulation, or the rules of any stock exchange or automated quotation system.

Item 13. Certain relationships and related transactions and director independence.

RELATED PARTY TRANSACTIONS

The charter of the Audit Committee provides that it is the responsibility of the Audit Committee to review and approve any transaction between the Company and its officers, directors, and 5% shareholders.

Compensation of Directors

The Company’s compensation program for non-employee directors consists of three elements of compensation: meeting fees, restricted stock or restricted stock unit awards, and an annual retainer. Each non-employee director is entitled to a fee of $1,500 for each Board meeting attended and $1,500 for each committee meeting that is not held on the same day as a Board meeting. Mr. Bressner, in his role as Chairman of the Audit Committee, receives $12,000 per year in addition to the meeting fees and restricted stock or restricted stock unit awards. Each non-employee director is also paid an annual retainer of $25,000. In addition, Mr. Churchill, Chairman of the Board, is paid a non-employee annual retainer of $10,000.

The Company also makes annual awards of restricted stock or restricted stock units, with each such unit representing a contingent right to receive one share of common stock upon vesting, to non-employee directors under the 2019 Plan. The target value of such annual awards is $40,000 for each non-employee director. The number of shares underlying such annual awards are calculated based upon the price of the Company’s common stock at the close of business on the first business day of each calendar year and such shares vest on the last business day of such calendar year. A director who resigns during the course of the year will vest in and receive a pro rata portion of the shares that he or she otherwise would have vested (in the case of restricted stock) or received (in the case of restricted stock units) had no such resignation occurred, based on the number of days served during the applicable calendar year.

With respect to the fiscal year ended September 30, 2022, the Company’s common stock closed at a price of $6.57 per share on January 3, 2022. Accordingly, each non-employee director who continuously served on the Board through December 31, 2022 received 6,088 shares of fully vested common stock of the Company on January 3, 2023 for service provided during the calendar year ended December 31, 2022, and Mr. Belland and Ms. Olver, who served on the Board continuously from their respective dates of appointment to the Board through December 31, 2022, received pro rated share amounts (3,551 and 3,196, respectively) for their service provided during the calendar year ended December 31, 2022.

In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at Board and committee meetings.

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2022:

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Non-qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	$ (1)	$ (2)	$	$	Earnings	$ (3)	$
Glen R. Bressner	29,000	40,000	-	-	-	14,583	83,583
Winston J. Churchill	20,000	40,000	-	-	-	20,416	80,416
Robert E. Mittelstaedt, Jr.	12,500	53,329	-	-	-	14,117	79,946
Roger A. Carolin	20,000	40,000	-	-	-	14,583	74,583
Stephen L. Belland	4,500					8,333	12,833
Parizad Olver (Parchi)	6,000					6,875	12,875

1.	The amounts reported in this column include fees paid for attendance of Board and Board committee meetings.

2.	The amounts reported in this column represent the grant date fair value, computed based on the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation—Stock Compensation” with respect to the stock awards granted to each non-employee director during the fiscal year ended September 30, 2022. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. In addition, as of the close of the fiscal year ended September 30, 2022, none of the non-employee directors held outstanding options to purchase stock of the Company.

3.	Amounts reported in this column represent the annual retainer for each non-employee director for the year ended September 30, 2022.

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

Anti-Hedging and Anti-Pledging Policies

The Company maintains an Insider Trading Policy which prohibits Company employees, directors and related parties from engaging in hedging transactions absent prior approval from the Chief Compliance Officer. The Insider Trading Policy also prohibits Company employees, directors and related parties from purchasing Company securities on margin, holding Company securities in a margin account or pledging Company securities.

Executive Officers

Set forth below is a table identifying the Company’s current executive officers who are not identified in the tables above. Biographical information for Dr. Askarpour is set forth above.

Name	Age	Position with the Company
Shahram Askarpour	64	President and Chief Executive Officer
Michael Linacre	46	Chief Financial Officer

Michael Linacre. Mr. Linacre began his career at KPMG LLP as a public accountant. He subsequently held finance leadership positions at Genpak, LLC, a food service packaging company, and SI Group, Inc., a chemical manufacturing company, before serving as the Chief Financial Officer of Sysco Albany, LLC, a subsidiary of Sysco Corporation (NYSE: SYY), and of Crisafulli Bros. Plumbing & Heating Contractors, Inc., a provider of plumbing, sewer and drain, heating and cooling design, installation and maintenance services. Mr. Linacre is a licensed certified public accountant (“CPA”) and a member of the American Institute of CPAs and the New York State Society of CPAs. He attended the State University of New York at Albany.

Item 14. Principal accounting fees and services.

Principal Accountant Fees and Services

Services provided by Grant Thornton for the fiscal years ended September 30, 2022 and 2021 have included audits of the annual consolidated financial statements of the Company, audits of the effectiveness of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and other services related to filings made with the SEC. The aggregate fees billed by Grant Thornton in connection with services rendered during the fiscal years ended September 30, 2022 and 2021, respectively, were:

	Grant Thornton	Grant Thornton
	FY 2022	FY 2021
Audit Fees	$394,275	$373,275
Audit Related Fees	15,750
Tax Fees	-	-

Total	$410,025	$373,275

Audit Fees

Audit fees for fiscal years 2022 and 2021 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, auditing the effectiveness of the Company’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees were paid to Grant Thornton during fiscal year 2022 for services provided in the filing of the Company’s Registration Statement on Form S-3.

Tax-Related Fees

No tax-related fees were paid to Grant Thornton during fiscal years 2022 or 2021.

All Other Fees

No other fees were incurred in connection with services provided by Grant Thornton during fiscal years 2022 or 2021.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company and any changes to the terms of the engagement. The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal. Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Compensation Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements. Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all 2022 and 2021 fees paid to Grant Thornton.

Pursuant to the adoption of the Audit Committee Charter (as revised), the Board has adopted a policy which prohibits the Company from entering into non-audit related consulting agreements for financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all other services prohibited by Sarbanes-Oxley and SEC regulations. The policy also contains procedures requiring Audit Committee pre-approval of all audit and permitted non-audit services provided by the Company’s independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

	By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: January 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shahram Askarpour	Director & Chief Executive Officer	January 30, 2023
Shahram Askarpour	(Principal Executive Officer)

/s/ Michael Linacre	Chief Financial Officer	January 30, 2023
Michael Linacre	(Principal Financial and Accounting Officer)

/s/ Winston J. Churchill	Director & Chairman of the Board	January 30, 2023
Winston J. Churchill

/s/ Glen R. Bressner	Director & Vice Chairman of the Board	January 30, 2023
Glen R. Bressner

/s/ Stephen L. Belland	Director	January 30, 2023
Stephen L. Belland

/s/ Roger A. Carolin	Director	January 30, 2023
Roger A. Carolin

/s/ Parizad Olver (Parchi)	Director	January 30, 2023
Parizad Olver (Parchi)