Form 10-Q
period 2022-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2023-02-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 31, 2023, there were 17,398,808 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2022

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,443,231	$17,250,546
Accounts receivables	3,316,519	4,297,457
Contract assets	162,742	162,742
Inventories	5,252,295	5,349,104
Prepaid expenses and other current assets	1,049,206	1,142,470
Total current assets	29,223,993	28,202,319
Property and equipment, net	6,239,496	6,292,189
Deferred income taxes	331,176	46,487
Other assets	160,862	164,328
Total assets	$35,955,527	$34,705,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$842,262	$708,845
Accrued expenses	2,508,971	2,972,275
Contract liability	83,221	135,686
Contract liability - related party	8,558	123,497
Total current liabilities	3,443,012	3,940,303

Other liabilities	421,938	15,065

Total liabilities	3,864,950	3,955,368

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2022 and September 30, 2022	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,470,248 and 19,412,664 issued at December 31, 2022 and September 30, 2022	19,470	19,413
Additional paid-in capital	53,100,035	52,458,121
Retained Earnings (accumulated deficit)	339,609	(359,042)
Treasury stock, at cost, 2,096,451 shares at December 31, 2022 and September 30, 2022	(21,368,537)	(21,368,537)

Total shareholders’ equity	32,090,577	30,749,955
Total liabilities and shareholders’ equity	$35,955,527	$34,705,323

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2022	2021
Net Sales:
Product	$6,149,357	$6,695,778
Engineering development contracts	366,899	—
Total net sales	6,516,256	6,695,778

Cost of sales:
Product	2,735,046	2,728,057
Engineering development contracts	57,406	—
Total cost of sales	2,792,452	2,728,057

Gross profit	3,723,804	3,967,721

Operating expenses:
Research and development	670,445	736,525
Selling, general and administrative	2,261,863	1,806,982
Total operating expenses	2,932,308	2,543,507

Operating income	791,496	1,424,214

Interest income	115,892	96
Other income	18,196	16,238
Income before income taxes	925,584	1,440,548

Income tax expense	226,933	307,490

Net income	$698,651	$1,133,058

Net income per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

Weighted average shares outstanding:
Basic	17,316,766	17,246,372
Diluted	17,326,177	17,246,372

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2022
			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	—	233,125	—	—	233,125
Exercise of stock options	57	408,789	—	—	408,846
Net income	—	—	698,651	—	698,651

Balance, December 31, 2022	$19,470	$53,100,035	$339,609	$(21,368,537)	$32,090,577

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$698,651	$1,133,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,409	92,372
Share-based compensation expense
Stock options	—	45,591
Stock awards	283,195	40,018
Deferred income taxes	(284,689)	231,298
(Increase) decrease in:
Accounts receivable	980,938	325,121
Inventories	96,809	(61,083)
Prepaid expenses and other assets	93,264	(48,402)
Increase (decrease) in:
Accounts payable	133,417	(123,156)
Accrued expenses	(614,657)	(111,624)
Income taxes payable	511,622	76,192
Contract liability	(167,404)	(81,650)
Net cash provided by operating activities	1,816,555	1,517,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,716)	(77,348)
Net cash used in investing activities	(32,716)	(77,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	408,846	—
Net cash provided by financing activities	408,846	—

Net increase in cash and cash equivalents	2,192,685	1,440,387
Cash and cash equivalents, beginning of period	17,250,546	8,265,606

Cash and cash equivalents, end of period	$19,443,231	$9,705,993

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The consolidated balance sheet as of September 30, 2022 is derived from the audited financial statements of the Company. Operating results for the three-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2022 and September 30, 2022 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-month periods ended December 31, 2022 or 2021.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and September 30, 2022, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,194,409	$—	$—

Fair Value Measurement on September 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,083,571	$—	$—

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract- related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter in which it is identified.

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month periods ended December 31, 2022 and 2021, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2022	$162,742	$259,183
Amount transferred to receivables from contract assets	—	—
Contract asset additions	—	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(202,794)
Increases due to invoicing prior to satisfaction of performance obligations	—	35,390
December 31, 2022	$162,742	$91,779

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-month periods ended December 31, 2022 and 2021 respectively are as follows:

	For the Three Months Ended December 31,
	2022	2021
Customer Service Sales	$1,061,149	$1,085,445
Customer Service Cost of Sales	319,102	343,650
Gross Profit	$742,047	$741,795

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At December 31, 2022, approximately 21% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheets. For the three-month periods ended December 31, 2022 and 2021, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

Share-Based Compensation

The Company accounts for share-based compensation under ASC Topic 718, “Stock Compensation” (“ASC Topic 718”), which requires the Company to measure the cost of employee or non-employee director services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. The Company recognizes such cost over the period during which an employee or non-employee director is required to provide service in exchange for the award. Our policy is to recognize forfeitures as incurred.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2022 and September 30, 2022, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2022 and September 30, 2022, the estimated liability for medical claims incurred but not reported was $48,146 and $51,590, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $505,776 and $424,155 as a current asset in the accompanying consolidated balance sheets as of December 31, 2022 and September 30, 2022, respectively.

Concentrations

Major Customers and Products

In the three-month period ended December 31, 2022, three customers, Pilatus Aircraft Ltd (“Pilatus”), Air Transport Services Group, and Textron Aviation, Inc. (“Textron”), accounted for 38%, 13% and 11% of net sales, respectively.

In the three-month period ended December 31, 2021, two customers, Air Transport Services Group, and Pilatus, accounted for 25%, and 24% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three-month period ended December 31, 2022, the Company had two suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”), and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. We adopted this update effective October 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	December 31,	September 30,
	2022	2022
Raw materials	$4,685,109	$4,451,045
Work-in-process	530,992	795,723
Finished goods	36,194	102,336
	$5,252,295	$5,349,104

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2022	2022
Prepaid insurance	$801,703	$777,311
Other	247,503	365,159
	$1,049,206	$1,142,470

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2022	2022
Computer equipment	$2,269,243	$2,307,139
Corporate airplanes	2,406,468	2,406,468
Furniture and office equipment	976,993	976,993
Manufacturing facility	5,889,491	5,889,491
Equipment	5,607,387	5,624,966
Land	1,021,245	1,021,245
	18,170,827	18,226,302
Less: accumulated depreciation and amortization	(11,931,331)	(11,934,113)
	$6,239,496	$6,292,189

Depreciation and amortization related to property and equipment was $85,409 and $92,372 for the three-month periods ended December 31, 2022 and 2021, respectively. The corporate airplane is utilized primarily in support of product development.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2022	2022
Intangible assets, net of accumulated amortization of $636,158 at December 31, 2022 and September 30, 2022	$60,348	$60,348
Operating lease right-of-use asset	25,214	28,680
Other non-current assets	75,300	75,300
	$160,862	$164,328

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the three-month periods ended December 31, 2022 and 2021.

Intangible asset amortization expense was $0 for the three-month periods ended December 31, 2022 and 2021, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of December 31, 2022 and September 30, 2022 include the security deposit for an airplane hangar and a deposit for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2022	2022
Warranty	$577,690	$607,001
Salary, benefits and payroll taxes	381,822	1,030,628
Professional fees	275,077	364,794
Income tax	475,200	—
Operating lease	13,450	13,615
Other	785,732	956,237
	$2,508,971	$2,972,275

Warranty cost and accrual information for the three-month period ended December 31, 2022 is highlighted below:

Three Months Ending
December 31, 2022
Warranty accrual, beginning of period	$607,001
Accrued expense	(536)
Warranty cost	(28,775)
Warranty accrual, end of period	$577,690

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The 2017 Tax Cuts and Jobs Act amended IRC §174 to require that amounts paid or incurred for specified research or experimental expenditures, including software development expenses, be amortized ratably over 60 months for tax years beginning after 2021. Under the law change, research and experimental expenditures may no longer be deducted. The Company may no longer elect an amortization period 60 months or greater beginning when benefits are first realized. The Company must now amortize these expenses beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three-month period ended December 31, 2022 was 24.5% and differs from the statutory tax rate primarily due to permanent items, first quarter discrete adjustments related to stock compensation, and state taxes.

The effective tax rate for the three-month period ended December 31, 2021 was 21.3% and differs from the statutory tax rate primarily due to permanent items and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At December 31, 2022, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of December 31, 2022, there were 628,825 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $233,125 and $45,591 for the three-month periods ended December 31, 2022 and 2021, respectively.

The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $50,070 and $40,018 for the three-month periods ended December 31, 2022 and 2021, respectively.

Total compensation expense associated with the 2019 Plan was $283,195 and $85,609 for the three-month periods ended December 31, 2022 and 2021, respectively.

At December 31, 2022, unrecognized compensation expense of $0, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended December 31,
	2022	2021
Numerator:
Net income	$698,651	$1,133,058
Denominator:
Basic weighted average shares	17,316,766	17,246,372
Dilutive effect of share-based awards	9,411	—
Diluted weighted average shares	17,326,177	17,246,372

Earnings per common share:
Basic EPS	$0.04	$0.07
Diluted EPS	$0.04	$0.07

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of December 31, 2022 and 2021, there were 0 and 100,000 options to purchase common stock outstanding, respectively, and 7,886 and 0 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended December 31, 2022 and 2021, respectively, 0 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Commitments and Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in the aggregate, have a material effect on the results of operations or financial position.

7. Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse is a new related party for fiscal year 2022 due to their president acquiring more that 10% in shares on the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to $0.03 million , $0.3 million and $0.03 million for the first quarters ended December 31 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, a contract liability to Eclipse was $0.01 million and $0.3 million, respectively.

8. Leases

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2022:

Classification on the Consolidated Balance Sheet on December 31, 2022
Assets
Operating leases	Other assets	$25,214

Liabilities
Operating leases- current	Accrued expenses	$13,450
Operating leases – noncurrent	Other liabilities	$11,764
Total lease liabilities		$25,214

Rent expense and cash paid for various operating leases in aggregate are $3,669 for the three-month period ended December 31, 2022. The weighted average remaining lease term is 1.9 years and the weighted average discount rate is 5.0% as of December 31, 2022.

Future minimum lease payments under operating leases are as follows at December 31, 2022:

	Twelve Months
	Ending	Operating
	December 31,	Leases
	2023	$14,676
	2024	13,453
Total minimum lease payments		$28,129
Amount representing interest		(2,915)
Present value of minimum lease payments		25,214
Current portion		(13,450)
Long-term portion of lease obligations		$11,764

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

The Company has developed, it’s FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Air ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

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

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, the war between Russia and Ukraine and the global response to this war, the impact of the ongoing COVID-19 pandemic, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, rising interest rates, access to credit, consumer confidence, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future if tax revenues decline. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely.

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

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2022 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2022. See also Note 1 to the unaudited consolidated financial statements for the three months ended December 31, 2022 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2022 AND 2021

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2022	2021
Net sales:
Product	94.4%	100.0%
Engineering development contracts	5.6%	0.0%
Total net sales	100.0%	100.0%

Cost of sales:
Product	42.0%	40.7%
Engineering development contracts	0.9%	0.0%
Total cost of sales	42.9%	40.7%

Gross profit	57.1%	59.3%

Operating expenses:
Research and development	10.3%	11.0%
Selling, general and administrative	34.7%	27.0%
Total operating expenses	45.0%	38.0%

Operating income	12.1%	21.3%

Interest income	1.8%	0.0%
Other income	0.3%	0.2%
Income before income taxes	14.2%	21.5%

Income tax expense	3.5%	4.6%

Net income	10.7%	16.9%

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 30, 2021

Net sales. Net sales were $6,516,256 for the three months ended December 31, 2022 compared to $6,695,778 for the three months ended December 31, 2021, a slight decrease of 2.7% . Product sales decreased by $522,126, EDC sales increased $366,899, Customer Repair revenue saw a modest decrease of $24,295 for the three months ended December 31, 2022. The increase in EDC sales was driven by two new Research & Development projects. The decrease in product sales was a function of lower aftermarket sales orders to commercial air transport customers . The sales decrease was partially offset by an increase in the OEM business, in which demand remained strong during Q1.

Cost of sales. Cost of sales increased $64,395, or 2.4%, to $2,792,452, or 42.9% of net sales, in the three months ended December 31, 2022, compared to $2,728,057 or 40.7% of net sales, in the three months ended December 31, 2021. The increase in cost of sales was primarily the result of slightly higher direct material costs. The Company’s overall gross margin was 57.1% and 59.3% for the three months ended December 31, 2022 and 2021, respectively.

Research and development. R&D expense decreased $66,080, or 9.0%, to $670,445 in the three months ended December 31, 2022 from $736,740 in the three months ended December 31, 2021. As a percentage of net sales, R&D expense decreased to 10.3% of net sales in the three months ended December 31, 20221 from 11.0% of net sales in the three months ended December 31, 2021. The decrease in R&D expense in the quarter was primarily the result of $57,406 of R&D expense being moved to Cost of Sales related to the EDC sales. Total R&D with the EDC related labor costs amounted to $727,851, which is 11.2% and comparable to R&D as a percent to sales in prior year.

Selling, general and administrative. Selling, general and administrative expense increased by $454,881 to $2,261,863 in the three months ended December 31, 2022 from $1,806,982 in the three months ended December 31, 2021. As a percentage of net sales, selling, general and administrative expenses increased to 34.7% of net sales in the three months ended December 31, 2022 from 27.0% of net sales in the three months ended December 31, 2021. The increase in selling, general and administrative expense in the quarter was primarily the result of an increase in non-cash long-term incentive compensation, professional & legal fees, and employee relocation costs.

Interest income. Interest income increased by $115,796 to $115,892 in the three months ended December 31, 2022 from $96 in the three months ended December 31, 2021, mainly a result of increased cash on the balance sheet, increased interest rates and re-allocating funds into higher yielding investments compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $1,957 to $18,196 in the three months ended December 31, 2022 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended December 31, 2022 was $226,933 as compared to an income tax expense of $307,490 for the three months ended December 31, 2021.

The effective tax rate for the three months ended December 31, 2022 was 24.5%, compared to 21.3% for the three months ending December 31, 2021.

Net income. The Company reported net income for the three months ended December 31, 2022 of $698,651 compared to net income of $1,133,058 for the three months ended December 31, 2021. On a diluted basis, the net income per share was $0.04 for the three months ended December 31, 2022 compared to net income per share of $0.07 for the three months ended December 31, 2021.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2022	2022
Cash and cash equivalents	$19,443,231	$17,250,546
Accounts receivable	3,316,519	4,297,457
Current assets	29,223,993	28,202,319
Current liabilities	3,443,012	3,940,303
Contract liability	91,779	259,183
Other non-current liabilities (1)	421,938	15,065
Quick ratio (2)	6.61	5.47
Current ratio (3)	8.49	7.16

	Three Months Ended December 31,
	2022	2021
Cash flow activities:
Net cash provided by operating activities	$1,816,555	$1,517,735
Net cash used in investing activities	(32,716)	(77,348)
Net cash provided by financing activities	408,846	—
(1)	Excludes contract liability
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

Operating activities

Net cash provided by operating activities for the three-month period ended December 31, 2022 resulted primarily from funding from net income of $698,651, a decrease in accounts receivables of $980,938 and an increase in income taxes payable of $511,622.

Net cash provided by operating activities for the three-month period ended December 31, 2021 resulted primarily from funding from net income of $1,133,058 and a decrease in accounts receivable of $325,121.

Investing activities

Net cash used in investing activities was $32,716 for the three-month period ended December 31, 2022 and consisted primarily of the purchase of manufacturing test equipment and production machinery.

Net cash used in investing activities was $77,348 for the three-month period ended December 31, 2021 and consisted primarily of the purchase of laboratory test equipment.

Financing activities

Net cash provided by financing activities was $408,846 for the three-month period ended December 31, 2022 and consisted of proceeds from the exercise of stock options.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-month period ended December 31, 2022:

Three Months Ended
December 31, 2022
Backlog, beginning of period	$11,778,988
Bookings, net	3,251,226
Recognized in revenue	(6,516,256)
Backlog, end of period	$8,513,958

At December 31, 2022, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended December 31, 2022 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $40,300 with a resulting impact on cash flows of approximately $40,300 for the three-month period ended December 31, 2022.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2022. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Scheme Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 14, 2022	By:	/s/ MICHAEL LINACRE
MICHAEL LINACRE
CHIEF FINANCIAL OFFICER