Form 10-Q
period 2023-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2023-05-08
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 17,438,768 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2023

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,791,346	$17,250,546
Accounts receivables	3,966,646	4,297,457
Contract assets	162,742	162,742
Inventories	5,899,835	5,349,104
Prepaid expenses and other current assets	1,243,343	1,142,470
Total current assets	31,063,912	28,202,319
Property and equipment, net	6,200,951	6,292,189
Deferred income taxes	592,857	46,487
Other assets	264,666	164,328
Total assets	$38,122,386	$34,705,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,499,181	$708,845
Accrued expenses	1,862,191	2,972,275
Contract liability	191,731	259,183
Total current liabilities	3,553,103	3,940,303

Other liabilities	424,157	15,065

Total liabilities	3,977,260	3,955,368

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2023 and September 30, 2022	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,520,259 and 19,412,664 issued at March 31, 2023 and September 30, 2022	19,518	19,413
Additional paid-in capital	53,883,433	52,458,121
Retained Earnings (accumulated deficit)	1,610,712	(359,042)
Treasury stock, at cost, 2,096,451 shares at March 31, 2023 and September 30, 2022	(21,368,537)	(21,368,537)

Total shareholders’ equity	34,145,126	30,749,955
Total liabilities and shareholders’ equity	$38,122,386	$34,705,323

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales:
Product	$7,340,454	$6,647,617	$13,489,810	$13,343,395
Engineering development contracts	—	198,203	366,899	198,203
Total net sales	7,340,454	6,845,820	13,856,709	13,541,598

Cost of sales:
Product	2,600,303	2,646,462	5,335,349	5,374,519
Engineering development contracts	—	16,748	57,406	16,748
Total cost of sales	2,600,303	2,663,210	5,392,755	5,391,267

Gross profit	4,740,151	4,182,610	8,463,954	8,150,331

Operating expenses:
Research and development	866,198	650,031	1,536,643	1,386,556
Selling, general and administrative	2,446,635	1,724,800	4,708,498	3,531,782
Total operating expenses	3,312,833	2,374,831	6,245,141	4,918,338

Operating income	1,427,318	1,807,779	2,218,813	3,231,993

Interest income	130,951	346	246,843	442
Other income	23,258	11,555	41,455	27,793
Income before income taxes	1,581,527	1,819,680	2,507,111	3,260,228

Income tax expense	310,424	390,110	537,357	697,600

Net income	$1,271,103	$1,429,570	$1,969,754	$2,562,628

Net income per common share:
Basic	$0.07	$0.08	$0.11	$0.15
Diluted	$0.07	$0.08	$0.11	$0.15

Weighted average shares outstanding:
Basic	17,352,340	17,253,746	17,334,553	17,250,059
Diluted	17,354,030	17,253,746	17,340,104	17,250,059

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2023
			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	—	233,125	—	—	233,125
Exercise of stock options	57	408,789	—	—	408,846
Net income	—	—	698,651	—	698,651

Balance, December 31, 2022	$19,470	$53,100,035	$339,609	$(21,368,537)	$32,090,577

Share-based compensation	48	783,398	—	—	783,446
Net income	—	—	1,271,103	—	1,271,103

Balance, March 31, 2023	$19,518	$53,883,433	$1,610,712	$(21,368,537)	$34,145,126

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Six Months Ended March 31, 2022
		Additional
	Common	Paid-In	(Accumulated	Treasury
	Stock	Capital	Deficit)	Stock	Total
Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	45,591	—	—	45,591
Net income	—	—	1,133,058	—	1,133,058

Balance, December 31, 2021	$19,343	$51,862,686	$(4,749,762)	$(21,368,537)	$25,763,730

Share-based compensation	25	204,564	—	—	204,589
Net income	—	—	1,429,570	—	1,429,570

Balance, March 31, 2022	$19,368	$52,067,250	$(3,320,192)	$(21,368,537)	$27,397,889

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,969,754	$2,562,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,389	188,136
Share-based compensation expense
Stock options	536,142	90,185
Stock awards	480,429	159,995
Deferred income taxes	(546,370)	527,141
(Increase) decrease in:
Accounts receivables	330,811	(9,355)
Inventories	(550,731)	(143,869)
Prepaid expenses and other assets	(77,192)	(44,955)
Other non-current assets	(107,228)	—
Increase (decrease) in:
Accounts payables	790,336	121,072
Accrued expenses	(736,604)	67,412
Income taxes payable / receivable	18,821	59,978
Contract liability	(67,452)	(140,776)
Net cash provided by operating activities	2,212,105	3,437,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,151)	(84,358)
Net cash used in investing activities	(80,151)	(84,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	408,846	—
Net cash provided by financing activities	408,846	—

Net increase in cash and cash equivalents	2,540,800	3,353,234
Cash and cash equivalents, beginning of period	17,250,546	8,265,606

Cash and cash equivalents, end of period	$19,791,346	$11,618,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,065,506	$110,481

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The consolidated balance sheet as of September 30, 2022 is derived from the audited financial statements of the Company. Operating results for the three-and six-month periods ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023, including in terms of the impact of the coronavirus pandemic (the “COVID-19 pandemic”), which cannot be determined at this time. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2023 and September 30, 2022 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-and six-month periods ended March 31, 2023 or 2022.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and September 30, 2022, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,320,328	$—	$—

Fair Value Measurement on September 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,083,571	$—	$—

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-and six-month periods ended March 31, 2023 and 2022, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2022	$162,742	$259,183
Amount transferred to receivables from contract assets	—	—
Contract asset additions	—	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(232,138)
Increases due to invoicing prior to satisfaction of performance obligations	—	164,686
March 31, 2023	$162,742	$191,731

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and six-month periods ended March 31, 2023 and 2022 respectively are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Customer Service Sales	$1,395,303	$1,360,155	$2,456,452	$2,445,600
Customer Service Cost of Sales	397,553	399,086	716,655	742,736
Gross Profit	$997,750	$961,069	$1,739,797	$1,702,864

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At March 31, 2023, approximately 22% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Comprehensive Income

Pursuant to FASB ASC Topic 220, “Comprehensive Income,” the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its consolidated balance sheets. For the three-and six-month periods ended March 31, 2023 and 2022, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at March 31, 2023 and September 30, 2022, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2023 and September 30, 2022, the estimated liability for medical claims incurred but not reported was $45,632 and $51,590, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $464,373 and $424,155 as a current asset in the accompanying consolidated balance sheets as of March 31, 2023 and September 30, 2022, respectively.

Concentrations

Major Customers and Products

In the three-month period ended March 31, 2023, four customers, Pilatus Aircraft Ltd (“Pilatus”), Challenge Airlines, Air Transport Services Group and Textron Aviation, Inc. (“Textron”), accounted for 21%, 18%, 16% and 10% of net sales, respectively. In the six-month period ended March 31, 2023, four customers, Pilatus, Air Transport Services Group, Textron and Challenge Airlines, accounted for 29%, 15%, 11% and 10% of net sales, respectively.

In the three-month period ended March 31, 2022, three customers, Pilatus, Amazon.com and Textron, accounted for 29%, 11% and 10% of net sales, respectively. In the six-month period ended March 31, 2022, two customers, Pilatus, and Air Transport Services Group, accounted for 26%, and 13% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and six-month periods ended March 31, 2023, the Company had three and four suppliers, respectively that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and six-month periods ended March 31, 2022, the Company had three suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	March 31,	September 30,
	2023	2022
Raw materials	$5,108,433	$4,451,045
Work-in-process	745,587	795,723
Finished goods	45,815	102,336
	$5,899,835	$5,349,104

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2023	2022
Prepaid insurance	$829,421	$777,311
Other	413,922	365,159
	$1,243,343	$1,142,470

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2023	2022
Computer equipment	$2,316,679	$2,307,139
Corporate airplane	2,406,468	2,406,468
Furniture and office equipment	976,993	976,993
Manufacturing facility	5,889,491	5,889,491
Equipment	5,607,386	5,624,966
Land	1,021,245	1,021,245
	18,218,262	18,226,302
Less: accumulated depreciation and amortization	(12,017,311)	(11,934,113)
	$6,200,951	$6,292,189

Depreciation and amortization related to property and equipment was $85,981 and $88,122 for the three-month periods ended March 31, 2023 and 2022, respectively. The corporate airplane is utilized primarily in support of product development.

Depreciation and amortization related to property and equipment was approximately $171,390 and $180,494 for the six-month periods ended March 31, 2023 and 2022, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2023	2022
Intangible assets, net of accumulated amortization of $636,158 at March 31, 2023 and September 30, 2022	$60,348	$60,348
Operating lease right-of-use asset	21,790	28,680
Other non-current assets	182,528	75,300
	$264,666	$164,328

Intangible assets consist of licensing and certification rights which are amortized over a defined number of units. No impairment charges were recorded in the six-month periods ended March 31, 2023 and 2022.

Intangible asset amortization expense was $0 and $1,063 for the three-month periods ended March 31, 2023 and 2022, respectively. Intangible asset amortization expense was $0 and $1,063 for the six-month periods ended March 31, 2023 and 2022, respectively. The timing of future amortization expense is not determinable because the intangible assets are being amortized over a defined number of units.

Other non-current assets as of March 31, 2023 and September 30, 2022 include the security deposit for an airplane hangar, supplier credit from one of our suppliers and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of March 31, 2023 and September 30, 2022 includes $47,772 and $0, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $0 and $3,557 for the three-month periods ended March 31, 2023 and 2022, respectively. Other non-current assets amortization expense was $0 and $6,577 for the six-month periods ended March 31, 2023 and 2022, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2023	2022
Warranty	$587,650	$607,001
Salary, benefits and payroll taxes	742,570	1,030,628
Professional fees	130,600	364,794
Operating lease	13,287	13,615
Other	388,084	956,237
	$1,862,191	$2,972,275

Warranty cost and accrual information for the three-and six-month periods ended March 31, 2023 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2023	March 31, 2023
Warranty accrual, beginning of period	$577,690	$607,001
Accrued expense	34,912	34,376
Warranty cost	(24,952)	(53,727)
Warranty accrual, end of period	$587,650	$587,650

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The 2017 Tax Cuts and Jobs Act amended §174 of the U.S. Internal Revenue Code of 1986, as amended, to require that amounts paid or incurred for specified research or experimental expenditures, including software development expenses, be amortized ratably over 60 months for tax years beginning after 2021. Under the law change, research and experimental expenditures may no longer be deducted. The Company may no longer elect an amortization period 60 months or greater beginning when benefits are first realized. The Company must now amortize these expenses beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three-month period ended March 31, 2023 was 19.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the three-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

The effective tax rate for the six-month period ended March 31, 2023 was 21.4% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the six-month period ended March 31, 2022 was 21.4% and differs from the statutory tax rate primarily due to permanent items and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At March 31, 2023, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. In addition, the 2019 Plan provides that no more than 300,000 shares may be awarded in any calendar year to any employee. As of March 31, 2023, there were 307,905 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $556,673 and $789,798 for the three- and six- month periods ended March 31, 2023, respectively. The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $44,594 and $90,185 for the three- and six- month periods ended March 31, 2022, respectively.

The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $176,703 and $226,773 for the three- and six-month periods ended March 31, 2023, respectively. The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $159,995 for each of the three- and six-month periods ended March 31, 2022, respectively.

Total compensation expense associated with the 2019 Plan was $733,376 and $204,589 for the three-month periods ended March 31, 2023 and 2022, respectively. Total compensation expense associated with the 2019 Plan was $1,016,571 and $250,180 for the six-month periods ended March 31, 2023 and 2022, respectively.

At March 31, 2023, unrecognized compensation expense of approximately $370,427, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$1,271,103	$1,429,570	$1,969,754	$2,562,628
Denominator:
Basic weighted average shares	17,352,340	17,253,746	17,334,553	17,250,059
Dilutive effect of share-based awards	1,690	—	5,551	—
Diluted weighted average shares	17,354,030	17,253,746	17,340,104	17,250,059

Earnings per common share:
Basic EPS	$0.07	$0.08	$0.11	$0.15
Diluted EPS	$0.07	$0.08	$0.11	$0.15

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of March 31, 2023 and 2022, there were 25,000 and 100,000 options to purchase common stock outstanding, respectively, and 82,886 and 0 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended March 31, 2023 and 2022, respectively, 277,520 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six-month periods ended March 31, 2023 and 2022, respectively, 138,760 and 100,000 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in aggregate, have a material effect on the results of operations or financial position.

7. Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse is a new related party for fiscal year 2022 due to their president acquiring more that 10% in shares of the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to $0.04 million and $0.22 million for the three-month periods ended March 31, 2023 and 2022, respectively. Sales to Eclipse amounted to $0.08 million and $0.52 million for the six month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and September 30, 2022, a contract liability to Eclipse was $0.05 million and $0.12 million, respectively.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2023:

Classification on the Consolidated Balance Sheet on March 31, 2023
Assets
Operating leases	Other assets	$21,790

Liabilities
Operating leases- current	Accrued expenses	$13,287
Operating leases - noncurrent	Other liabilities	$8,503
Total lease liabilities		$21,790

Rent expense and cash paid for various operating leases in aggregate are $3,669 and $7,338 for the three- and six-month periods ended March 31, 2023. The weighted average remaining lease term is 1.7 years and the weighted average discount rate is 5.0% as of March 31, 2023.

Future minimum lease payments under operating leases are as follows at March 31, 2023:

	Twelve Months
	Ending	Operating
	March 31,	Leases
	2024	$14,676
	2025	9,784
Total minimum lease payments		$24,460
Amount representing interest		(2,670)
Present value of minimum lease payments		21,790
Current portion		(13,287)
Long-term portion of lease obligations		$8,503

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

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines (including vaccine boosters) and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends (such as rising interest rates and recent bank failures in the United States) on the Company’s business and operations;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain regulatory approval of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has developed, it’s FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight thereby reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs aircraft through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Airs aircraft ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

We believe the ThrustSense® Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels thereby reducing overall pilot workload. The system computes thrust, holds selected speed/torque, and implements appropriate speed and engine limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. The autothrottle system takes full advantage of the integrated cockpit and utilizes weight and balance information to determine optimal control settings and enable safety functions like a turbulence control mode.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2022 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2022. See also Note 1 to the unaudited consolidated financial statements for the three and six months ended March 31, 2023 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

MARCH 31, 2023 AND 2022

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales:
Product	100.0%	97.1%	97.4%	98.5%
Engineering development contracts	0.0%	2.9%	2.6%	1.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	35.4%	38.7%	38.5%	39.7%
Engineering development contracts	0.0%	0.2%	0.4%	0.1%
Total cost of sales	35.4%	38.9%	38.9%	39.8%

Gross profit	64.6%	61.1%	61.1%	60.2%

Operating expenses:
Research and development	11.8%	9.5%	11.1%	10.2%
Selling, general and administrative	33.3%	25.2%	34.0%	26.1%
Total operating expenses	45.1%	34.7%	45.1%	36.3%

Operating income	19.4%	26.4%	16.0%	23.9%

Interest income	1.8%	0.0%	1.8%	0.0%
Other income	0.3%	0.2%	0.3%	0.2%
Income before income taxes	21.5%	26.6%	18.1%	24.1%

Income tax expense	4.2%	5.7%	3.9%	5.2%

Net income	17.3%	20.9%	14.2%	18.9%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net sales. Net sales were $7.34 million for the three months ended March 31, 2023 compared to $6.85 million for the three months ended March 31, 2022, an increase of $0.49 million, or 7.2%. Product sales increased $0.66 million, or 12.4% in the three months ended March 31, 2023 compared to the year ago quarter. This increase in product sales for the three months ended March 31, 2023 compared to the year ago quarter primarily resulted from increased shipments of displays for retrofit programs to commercial air transport customers under our 757/767 platform.

Cost of sales. Cost of sales decreased slightly by $.06 million, or 2.4%, to $2.60 million, or 35.4% of net sales, in the three months ended March 31, 2023, compared to $2.66 million and 38.9% of net sales, in the three months ended March 31, 2022. The decrease in cost of sales was due to a favorable product mix, cost control and an increase in inventory of $0.6 million. The Company’s overall gross margin was 64.6% and 61.1% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross margin percentage for the three months ended March 31, 2023 is attributable to the absorption of direct and indirect manufacturing costs into an increased raw materials and work in process inventory balance, as well as a favorable product mix and cost control.

Research and development. R&D expense increased $0.22 million, or 33.3%, to $0.87 million in the three months ended March 31, 2023 from $0.65 million in the three months ended March 31, 2022. As a percentage of net sales, R&D expense increased to 11.8% of net sales in the three months ended March 31, 2023 from 9.5% of net sales in the three months ended March 31, 2022 reflecting the hiring of engineers, related product development and increased R&D projects.

Selling, general and administrative. Selling, general and administrative expense increased by $0.72 million to $2.45 million in the three months ended March 31, 2023 from $1.72 million in the three months ended March 31, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% of net sales in the three months ended March 31, 2023 from 25.2% of net sales in the three months ended March 31, 2022. The increase in selling, general and administrative expense in the quarter was primarily due to additions to the sales and business development teams, increased marketing and investor relations activities in an effort to grow the business, as well as one-time non-cash executive stock awards.

Interest income. Interest income increased by $130k to $131k in the three months ended March 31, 2023 from $346 in the three months ended March 31, 2022, mainly as a result of increased cash balance and higher interest rates earned in the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $11.7k to $23.3k in the three months ended March 31, 2023 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended March 31, 2023 was $0.3 million as compared to an income tax expense of $0.4 million for the three months ended March 31, 2022.

The effective tax rate for the three-month period ended March 31, 2023 was 19.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

Net income. The Company reported net income for the three months ended March 31, 2023 of $1.27 million compared to net income of $1.43 million for the three months ended March 31, 2022. On a diluted basis, the net income per share was $0.07 for the three months ended March 31, 2023 compared to net income per share of $0.08 for the three months ended March 31, 2022.

Six Months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

Net sales. Net sales were $13.86 million for the six months ended March 31, 2023 compared to $13.54 million for the six months ended March 31, 2022, an increase of 2.3%. Product sales increased $0.14 million and non-recurring engineering increased by $0.17 million in the six months ended March 31, 2023 compared to the same period in the prior year. This increase in product sales for the six months ended March 31, 2023 primarily resulted from increased sales to our core OEM customers, which include Pilatus, Textron and Boeing. Sales from new auto-throttle installations also increased.

Cost of sales. Cost of sales was consistent at $5.39 million, or 38.9% of net sales, in the six months ended March 31, 2023, compared to $5.39 million or 39.8% of net sales, in the six months ended March 31, 2022. The Company’s overall gross margin was 61.1% and 60.2% for the six months ended March 31, 2023 and 2022, respectively. The increase in gross margin percentage for the six months ended March 31, 2023 is attributable to leverage obtained through increased sales volume, controlled operational spending, and absorption of overhead costs into raw materials inventory.

Research and development. R&D expense increased $0.15 million, or 10.8%, to $1.54 million in the six months ended March 31, 2023 from $1.39 million in the six months ended March 31, 2022. As a percentage of net sales, R&D expense increased to 11.1% of net sales in the six months ended March 31, 2023 from 10.2% of net sales in the six months ended March 31, 2022 reflecting the start of the increased in hiring engineers, working on product development and related programs/internal projects.

Selling, general and administrative. Selling, general and administrative expense increased by $1.18 million to $4.71 million in the six months ended March 31, 2023 from $3.53 in the six months ended March 31, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% of net sales in the six months ended March 31, 2023 from 26.1% of net sales in the six months ended March 31, 2022. The increase in selling, general and administrative expense in the period was primarily the result of personnel additions in the sales and marketing, business development, investor relations and investor facing activities and non-cash long-term compensation.

Interest income. Interest income increased by $0.25 million to $0.25 million in the six months ended March 31, 2023 from $442 in the six months ended March 31, 2022, mainly as a result of increased cash on hand and higher interest rates compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $13,661 to $41,454 in the six months ended March 31, 2023 compared to the same period in the prior year.

Income tax expense. The income tax expense for the six months ended March 31, 2023 was $0.54 as compared to an income tax expense of $0.70 for the six months ended March 31, 2022.

The effective tax rate for the six-month period ended March 31, 2023 was 21.4% and differs from the statutory tax rate primarily due to increased R&D tax credits, permanent items and state taxes.

Net income. The Company reported net income for the six months ended March 31, 2023 of $1.97 million compared to net income of $2.56 million for the six months ended March 31, 2022. On a diluted basis, the net income per share was $0.11 for the six months ended March 31, 2023 compared to $0.15 for the six months ended March 31, 2022.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2023	2022
Cash and cash equivalents	$19,791,346	$17,250,546
Accounts receivable	3,966,646	4,297,457
Current assets	31,063,912	28,202,319
Current liabilities	3,553,103	3,940,303
Contract liability	191,731	259,183
Other non-current liabilities (1)	424,157	15,065
Quick ratio (2)	6.69	5.47
Current ratio (3)	8.74	7.16

	Six Months Ended March 31,
	2023	2022
Cash flow activities:
Net cash provided by operating activities	$2,212,105	$3,437,592
Net cash used in investing activities	(80,151)	(84,358)
Net cash provided by financing activities	408,846	—
(1)	Excludes contract liability
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

Operating activities

Net cash provided by operating activities was $2.2 million for the six-month period ended March 31, 2023 and consisted primarily of funding from net income of $2.0 million.

Net cash provided by operating activities was $3.4 million for the six-month period ended March 31, 2022 and consisted primarily of funding from net income of $2.6 million and a decrease in deferred income taxes of $0.5 million.

Investing activities

Net cash used in investing activities was $0.1 million for the six-month period ended March 31, 2023 and consisted primarily of the purchase of laboratory test equipment and computer hardware.

Net cash used in investing activities was $0.1 million for the six-month period ended March 31, 2022 and consisted primarily of the purchase of laboratory test equipment.

Financing activities

Net cash provided by financing activities was $0.4 million for the six-month period ended March 31, 2023 and consisted of proceeds from the exercise of stock options.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-and six-month periods ended March 31, 2023:

	Three Months Ended	Six Months Ended

	March 31, 2023
Backlog, beginning of period	$8,513,958	$11,778,988
Bookings, net	13,607,084	16,858,309
Recognized in revenue	(7,340,454)	(13,856,709)
Backlog, end of period	$14,780,588	$14,780,588

At March 31, 2023, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the six-month period ended March 31, 2023 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $40,600 and $81,000 with a resulting impact on cash flows of approximately $40,600 and $81,000 for the three- and six-month periods ended March 31, 2023.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 8, 2023	By:	/s/ MICHAEL LINACRE
MICHAEL LINACRE
CHIEF FINANCIAL OFFICER