Form 10-Q
period 2023-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2023-08-11
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 17,446,990 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2023

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,572,233	$17,250,546
Accounts receivables	5,944,015	4,297,457
Contract assets	252,162	162,742
Inventories	5,742,613	5,349,104
Prepaid inventory	10,036,160	—
Prepaid expenses and other current assets	1,390,034	1,142,470
Total current assets	25,937,217	28,202,319

Goodwill	4,608,041	—
Intangible assets, net	20,914,885	60,348
Property and equipment, net	10,046,444	6,292,189
Deferred income taxes	643,708	46,487
Other assets	198,333	103,980

Total assets	$62,348,628	$34,705,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-terrm debt	$2,000,000	$—
Accounts payable	767,096	708,845
Accrued expenses	5,275,041	2,972,275
Contract liability	102,953	259,183

Total current liabilities	8,145,090	3,940,303

Long-term debt	18,000,000	—
Other liabilities	420,949	15,065

Total liabilities	26,566,039	3,955,368

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2023 and September 30, 2022	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,535,219 and 19,412,664 issued at June 30, 2023 and September 30, 2022	19,533	19,413
Additional paid-in capital	54,097,502	52,458,121
Retained Earnings (accumulated deficit)	3,034,091	(359,042)
Treasury stock, at cost, 2,096,451 shares at June 30, 2023 and September 30, 2022	(21,368,537)	(21,368,537)

Total shareholders’ equity	35,782,589	30,749,955
Total liabilities and shareholders’ equity	$62,348,628	$34,705,323

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales:
Product	$7,893,625	$6,935,976	$21,383,435	$20,279,371
Engineering development contracts	65,583	—	432,482	198,203
Total net sales	7,959,208	6,935,976	21,815,917	20,477,574

Cost of sales:
Product	3,202,870	2,879,462	8,538,219	8,253,981
Engineering development contracts	21,692	—	79,098	16,748
Total cost of sales	3,224,562	2,879,462	8,617,317	8,270,729

Gross profit	4,734,646	4,056,514	13,198,600	12,206,845

Operating expenses:
Research and development	851,296	676,381	2,387,939	2,062,937
Selling, general and administrative	2,395,714	1,694,233	7,104,212	5,226,015
Total operating expenses	3,247,010	2,370,614	9,492,151	7,288,952

Operating income	1,487,636	1,685,900	3,706,449	4,917,893

Interest income	185,652	10,429	432,495	10,871
Other income	90,049	21,608	131,504	49,401
Income before income taxes	1,763,337	1,717,937	4,270,448	4,978,165

Income tax expense	339,958	358,763	877,315	1,056,363

Net income	$1,423,379	$1,359,174	$3,393,133	$3,921,802

Net income per common share:
Basic	$0.08	$0.08	$0.19	$0.23
Diluted	$0.08	$0.08	$0.19	$0.23

Weighted average shares outstanding:
Basic	17,576,969	17,261,349	17,415,358	17,253,822
Diluted	17,577,588	17,265,798	17,419,265	17,255,305

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended June 30, 2023 and 2022
			(Accumulated
		Additional	Deficit)		Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, March 31, 2023	$19,518	$53,883,433	$1,610,712	$(21,368,537)	$34,145,126

Share-based compensation	15	214,069	—	—	214,084
Net income	—	—	1,423,379	—	1,423,379

Balance, June 30, 2023	$19,533	$54,097,502	$3,034,091	$(21,368,537)	$35,782,589

Balance, March 31, 2022	$19,368	$52,067,250	$(3,320,192)	$(21,368,537)	$27,397,889

Share-based compensation	2	58,417	—	—	58,419
Exercise of stock options	3	17,151	—	—	17,154
Net income	—	—	1,359,174	—	1,359,174

Balance, June 30, 2022	$19,373	$52,142,818	$(1,961,018)	$(21,368,537)	$28,832,636

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine Months Ended June 30, 2023 and 2022
			(Accumulated
		Additional	Deficit)		Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	63	1,230,592	—	—	1,230,655
Exercise of stock options	57	408,789	—	—	408,846
Net income	—	—	3,393,133	—	3,393,133

Balance, June 30, 2023	$19,533	$54,097,502	$3,034,091	$(21,368,537)	$35,782,589

Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	27	308,572	—	—	308,599
Exercise of stock options	3	17,151	—	—	17,154
Net income	—	—	3,921,802	—	3,921,802

Balance, June 30, 2022	$19,373	$52,142,818	$(1,961,018)	$(21,368,537)	$28,832,636

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,393,133	$3,921,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,892	278,164
Share-based compensation expense
Stock options	646,172	135,273
Stock awards	584,483	173,326
Impairment of long-lived assets	44,400	—
Loss on disposal of property and equipment	—	357
Deferred income taxes	(597,221)	785,737
(Increase) decrease in:
Accounts receivables	(1,646,558)	1,042,975
Contract asset	(89,420)	—
Inventories	(393,509)	(264,789)
Prepaid expenses and other assets	(71,679)	69,344
Other non-current assets	(104,626)	—
Increase (decrease) in:
Accounts payables	58,251	128,859
Accrued expenses	(854,793)	357,566
Income taxes payable/receivable	(133,370)	(119,855)
Contract liability	(156,230)	(88,388)
Net cash provided by operating activities	937,925	6,420,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165,084)	(161,230)
Acquisition of a business	(35,860,000)	—
Net cash used in investing activities	(36,025,084)	(161,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt proceeds	20,000,000	—
Proceeds from exercise of stock options	408,846	17,154
Net cash provided by financing activities	20,408,846	17,154

Net (decrease) increase in cash and cash equivalents	(14,678,313)	6,276,295
Cash and cash equivalents, beginning of period	17,250,546	8,265,606

Cash and cash equivalents, end of period	$2,572,233	$14,541,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,608,506	$390,481

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

On June 30, 2023 (the “Acquisition Date”), the Company entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) whereby Honeywell sold, certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines (the “Product Lines”) to the Company (the “Transaction”). The Transaction involves a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. See Note, “Acquisition” in the Supplemental Balance Sheet Disclosures section below for more details.

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The consolidated balance sheet as of September 30, 2022 is derived from the audited financial statements of the Company. Operating results for the three-and nine-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023 which cannot be determined at this time. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Reclassification

The Company presented intangible assets, net separately in the consolidated balance sheet as of June 30, 2023. In order to conform to the presentation of the consolidated balance sheet as of June 30, 2023, the Company reclassified $60,348 from other assets to intangible assets, net in the consolidated balance sheet as of September 30, 2022. This reclassification has no impact on the Company’s net income for the three months ended June 30, 2023 and 2022 and the nine months ended June 30, 2023 and 2022.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contract (“EDC”) programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment, and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Acquisitions

The Company evaluates each of its acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business.

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations.

Intangible Assets

The Company’s identifiable intangible assets primarily consist of license agreement and customer relationships. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and are reported separately from any goodwill recognized.

Intangible assets with a finite life are amortized over their estimated useful life and are reported net of accumulated amortization. They are assessed for impairment in accordance with the Company’s policy on assessing long-lived assets for impairment described below.

Indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-lived intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired.

Goodwill

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The recorded amounts of goodwill from business combinations are based on management’s best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company’s goodwill impairment test is performed at the reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments.

Goodwill is tested for impairment annually or in an interim period if certain changes in circumstances indicate a possibility that an impairment may exist. Factors to consider that may indicate an impairment may exist are: the macroeconomic conditions, industry and market considerations such as a significant adverse change in the business climate, cost factors, overall financial performance such as current-period operating results or cash flow declines combined with a history of operating results or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve the operations to forecasted levels, and any entity-specific events.

If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount as part of its qualitative assessment, a quantitative assessment of goodwill is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the goodwill is deemed not to be impaired and no further action is required. If the fair value is less than the carrying value, goodwill is considered impaired and a charge is reported as impairment of goodwill in the consolidated statements of operations.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2023 and September 30, 2022 consist of cash on deposit and cash invested in money market funds with financial institutions.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using an accelerated method over the estimated useful lives of the assets (the lesser of three to seven years or over the lease term), except for the manufacturing facility and the corporate airplane, which are depreciated using the straight-line method over their estimated useful lives of thirty-nine years and ten years, respectively. Costs are considered construction in progress when the property and equipment are not ready for their intended use. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and September 30, 2022, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$2,545,241	$—	$—

Fair Value Measurement on September 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,083,571	$—	$—

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-and nine-month periods ended June 30, 2023 and 2022, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2022	$162,742	$259,183
Amount transferred to receivables from contract assets	—	—
Contract asset additions	89,420	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(240,944)
Increases due to invoicing prior to satisfaction of performance obligations	—	84,714
June 30, 2023	$252,162	$102,953

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product sales and product cost of sales, respectively, on the accompanying consolidated statements of operations. The Company’s customer service revenue and cost of sales for the three-and nine-month periods ended June 30, 2023 and 2022 respectively are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Customer Service Sales	$1,318,214	$1,338,893	$3,774,666	$3,784,493
Customer Service Cost of Sales	371,359	369,562	716,655	1,112,298
Gross Profit	$946,855	$969,331	$3,058,011	$2,672,195

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

Engineering Development

The Company invests a significant percentage of its sales on engineering development, both Research & Development (“R&D”) and EDC. At June 30, 2023, approximately 23% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements, and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at June 30, 2023 and September 30, 2022, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2023 and September 30, 2022, the estimated liability for medical claims incurred but not reported was $53,419 and $51,590, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $432,703 and $424,155 as a current asset in the accompanying consolidated balance sheets as of June 30, 2023 and September 30, 2022, respectively.

Concentrations

Major Customers and Products

In the three-month period ended June 30, 2023, three customers, Pilatus Aircraft Ltd (“Pilatus”), Air Transport Services Group (“ATSG”) and Textron Aviation, Inc. (“Textron”), accounted for 25%, 24% and 10% of net sales, respectively. In the nine-month period ended June 30, 2023, three customers, Pilatus, ATSG and Textron, accounted for 27%, 18% and 10% of net sales, respectively.

In the three-month period ended June 30, 2022, three customers, Pilatus, Textron and Cargojet Inc., accounted for 27%, 16% and 14% of net sales, respectively. In the nine-month period ended June 30, 2022, three customers, Pilatus, Textron and ATSG, accounted for 27%, 11% and 10% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and nine-month periods ended June 30, 2023, the Company had four suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and nine-month periods ended June 30, 2022, the Company had zero and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

2. Supplemental Balance Sheet Disclosures

Acquisition

On June 30, 2023, the Company entered into an Asset Purchase and License Agreement with Honeywell whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The Transaction involves a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The Transaction allows the Company to diversify its product offerings in the aerospace industry. The Company determined that the Transaction met the definition of a business under ASC 805; therefore, the Company accounted for the Transaction as a business combination and applied the acquisition method of accounting.

In connection with the Transaction, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the Transaction (the “Term Loan”) – refer to Note 9, “Loan Agreement” for further details. The preliminary purchase consideration transferred at the Acquisition Date was $35.9 million, which was entirely cash.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. Specifically, the purchase price amount for the Transaction and the allocation of the purchase consideration for prepaid inventory, equipment, construction in progress, intangible assets, and goodwill are preliminary estimates, which may be subject to change within the measurement period.

The preliminary allocation of the purchase consideration as of the Acquisition Date is as follows:

Cash consideration	$35,860,000
Total consideration	$35,860,000

Prepaid inventory	$10,036,160
Equipment	2,609,000
Construction in progress	1,238,000
Intangible assets (a)	20,900,000
Goodwill (b)	4,608,041
Assets acquired	39,391,201
Accrued expenses	(3,531,201)
Liabilities assumed	(3,531,201)
Net assets acquired	$35,860,000
(a)	Intangible assets consist of license agreements related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at provisional estimated fair values. The provisional estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The provisional estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note, “Intangible assets” for further details.
(b)	Goodwill represents the excess of the preliminary purchase consideration over the provisional fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the expected synergies from the Transaction. Goodwill resulting from the Transaction has been provisionally assigned to the Company’s one operating segment; the assignment of goodwill to reporting units is not complete. The goodwill is not expected to be deductible for income tax purposes. Further, the Company determined that the preliminary goodwill was not impaired as of June 30, 2023 and as such, no impairment charges have been recorded for the three-and nine-month periods ended June 30, 2023.

Transition services agreement

Concurrent with the Transaction, the Company entered into a transition services agreement (the “TSA”) with Honeywell, at no additional costs, to receive certain transitional services and technical support during the transition service period. The Company accounted for the TSA separate from business combination and have recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the TSA was determined using the with and without method.

Acquisition and related costs

For the three and nine months ended June 30, 2023, the Company incurred acquisition costs of $262,099, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations; the debt issuance costs related to the Term Loan were not material.

Unaudited actual and pro forma information

Since the acquisition date of the Transaction was on June 30, 2023, the Company did not recognize any revenues and net income related to the Product Lines in the consolidated statements of operations.

The following unaudited pro forma summary presents consolidated information of the Company, including the Product Lines, as if the Transaction had occurred on October 1, 2021, the earliest period presented herein:

Three Months Ended June 30,		Nine Months Ended June 30,
2023	2022	2023	2022

Net sales	$11,865,707	$12,071,221	$36,118,352	$37,553,854
Net income	$2,661,132	$2,690,013	$7,439,335	$8,444,970

These pro forma results are for illustrative purposes and are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations. The unaudited pro forma information for all periods presented was adjusted to give effect to pro forma events that are directly attributable to the Transaction and is factually supportable. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change, and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental acquisition costs in the nine months ended June 30, 2022 and exclusion of those costs from all other periods presented; increase in interest expense related to the Term Loan; increase in amortization expense associated with the estimate of the acquired intangible assets; increase in depreciation expense related to the fair value adjustment of the acquired equipment; and increase in cost of sales related to the fair value adjustment of the acquired inventory.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consist of the following:

	June 30,	September 30,
	2023	2022
Raw materials	$5,115,987	$4,451,045
Work-in-process	570,487	795,723
Finished goods	56,139	102,336
	$5,742,613	$5,349,104

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2023	2022
Prepaid insurance	$614,700	$777,311
Other	775,334	365,159
	$1,390,034	$1,142,470

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of June 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$7,870,000	$—	$—	$7,870,000
Customer relationships acquired from the Transaction (a)	13,030,000	—	—	13,030,000
Licensing and certification rights (b)	696,506	(44,400)	(637,221)	14,885
Total	$21,596,506	$(44,400)	$(637,221)	$20,914,885

	As of September 30, 2022
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
Licensing and certification rights (b)	$696,506	$—	$(636,158)	$60,348
Total	$696,506	$—	$(636,158)	$60,348

(a)

As part of the Transaction, the Company acquired intangible assets related to the license agreement for the license rights to use certain Honeywell intellectual property, and customer relationships. The gross carrying values are preliminary estimates and may be subject to change within the measurement period – refer to Note, “Acquisition” for further details. The license agreement has an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of ten years. The Company determined that the preliminary intangible assets were not impaired as of June 30, 2023 and as such, no impairment charges have been recorded for the three-and nine-month periods ended June 30, 2023.

(b)

The licensing and certification rights are amortized over a defined number of units. An impairment charge of $44,400 was recorded during the three-and nine-month periods ended June 30, 2023. No impairment charges were recorded during the three-and nine-month periods ended June 30, 2022.

Intangible asset amortization expense was $1,063 and $0 for the three-month periods ended June 30, 2023 and 2022, respectively. Intangible asset amortization expense was $1,063 and $1,063 for the nine-month periods ended June 30, 2023 and 2022, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of June 30, 2023 is as follows:

2023 (three months remaining)	$325,750
2024	1,303,000
2025	1,303,000
2026	1,303,000
2027	1,303,000
Thereafter	7,492,250
Total	$13,030,000

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2023	2022
Computer equipment	$2,325,721	$2,307,139
Corporate airplanes	2,406,468	2,406,468
Furniture and office equipment	976,993	976,993
Manufacturing facility	5,889,491	5,889,491
Equipment	8,292,277	5,624,966
Land	1,021,245	1,021,245
Construction in progress	1,238,000	—
	22,150,195	18,226,302
Less: accumulated depreciation and amortization	(12,103,751)	(11,934,113)
	$10,046,444	$6,292,189

Depreciation and amortization related to property and equipment was $86,439 and $89,072 for the three-month periods ended June 30, 2023 and 2022, respectively. The corporate airplane is utilized primarily in support of product development.

Depreciation and amortization related to property and equipment was approximately $257,829 and $269,567 for the nine-month periods ended June 30, 2023 and 2022, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2023	2022
Operating lease right-of-use asset	$18,407	$28,680
Other non-current assets	179,926	75,300
	$198,333	$103,980

Other non-current assets as of June 30, 2023 and September 30, 2022 include the security deposit for an airplane hangar, supplier credit from one of our suppliers and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets as of June 30, 2023 and September 30, 2022 includes $56,855 and $0, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $2,601 and $2,021 for the three-month periods ended June 30, 2023 and 2022, respectively. Other non-current assets amortization expense was $2,601 and $7,534 for the nine-month periods ended June 30, 2023 and 2022, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2023	2022
Warranty	$589,048	$607,001
Salary, benefits and payroll taxes	746,576	1,030,628
Professional fees	119,129	364,794
Operating lease	13,125	13,615
Supplier purchase orders	3,531,201	—
Other	275,962	956,237
	$5,275,041	$2,972,275

Warranty cost and accrual information for the three-and nine-month periods ended June 30, 2023 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2023	June 30, 2023
Warranty accrual, beginning of period	$587,650	$607,001
Accrued expense	29,119	63,495
Warranty cost	(27,721)	(81,448)
Warranty accrual, end of period	$589,048	$589,048

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

As a result of the 2017 Tax Cuts and Jobs Act, the Company must amortize amounts paid or incurred for specified research and development expenditures, including software development expenses, ratably over 60 months, beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three-month and nine-month periods ended June 30, 2023 was 19.3% and 20.5%, respectively, and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the three-month and nine -month periods ended June 30, 2022 was 20.9% and 21.2%, respectively. and differs from the statutory tax rate primarily due to permanent items and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2023, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $164,342 and $954,140 for the three- and nine-month periods ended June 30, 2023, respectively. The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $45,088 and $135,273 for the three- and nine-month periods ended June 30, 2022, respectively.

The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $49,742 and $276,515 for the three- and nine-month periods ended June 30, 2023, respectively. The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $13,331 and $173,326 for the three- and nine-month periods ended June 30, 2022, respectively.

Total compensation expense associated with the 2019 Plan was $214,084 and $58,419 for the three-month periods ended June 30, 2023 and 2022, respectively. Total compensation expense associated with the 2019 Plan was $1,230,655 and $308,599 for the nine-month periods ended June 30, 2023 and 2022, respectively.

At June 30, 2023, unrecognized compensation expense of approximately $260,398, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$1,423,379	$1,359,174	$3,393,133	$3,921,802
Denominator:
Basic weighted average shares	17,576,969	17,261,349	17,415,358	17,253,822
Dilutive effect of share-based awards	619	4,449	3,907	1,483
Diluted weighted average shares	17,577,588	17,265,798	17,419,265	17,255,305

Earnings per common share:
Basic EPS	$0.08	$0.08	$0.19	$0.23
Diluted EPS	$0.08	$0.08	$0.19	$0.23

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of June 30, 2023 and 2022, there were 128,815 and 100,000 options to purchase common stock outstanding, respectively, and 76,636 and 0 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended June 30, 2023 and 2022, respectively, 312,210 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine-month periods ended June 30, 2023 and 2022, respectively, 196,577 and 66,667 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Sales to Eclipse amounted to approximately $155,000 and $57,000 for the three-month periods ended June 30, 2023 and 2022, respectively. Sales to Eclipse amounted to approximately $231,000 and $574,000 for the nine-month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and September 30, 2022, contract liability to Eclipse was approximately $25,000 and $123,000, respectively.

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

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of June 30, 2023:

Classification on the Consolidated Balance Sheet on June 30, 2023
Assets
Operating leases	Other assets	$18,407

Liabilities
Operating leases- current	Accrued expenses	$13,125
Operating leases – noncurrent	Other liabilities	$5,282
Total lease liabilities		$18,407

Rent expense and cash paid for various operating leases in aggregate are $3,669 and $11,007 for the three- and nine-month periods ended June 30, 2023. The weighted average remaining lease term is 1.4 years and the weighted average discount rate is 5.0% as of June 30, 2023.

Future minimum lease payments under operating leases are as follows at June 30, 2023:

	Twelve Months
	Ending	Operating
	June 30,	Leases
	2024	$14,676
	2025	6,115
Total minimum lease payments		$20,791
Amount representing interest		(2,384)
Present value of minimum lease payments		18,407
Current portion		(13,125)
Long-term portion of lease obligations		$5,282

9. Loan Agreement

On June 28, 2023, the Company and one of its subsidiaries entered into an Amendment to Loan Documents (the “Loan Amendment”) with PNC Bank, National Association (the “PNC”), which amends certain terms of that certain Loan Agreement entered into by the parties on May 11, 2023 (the “Loan Agreement” and, as amended, the “Amended Loan Agreement”) and (ii) a corresponding Term Note in favor of PNC (the “Term Note”), which together provide for a senior secured term loan in an aggregate principal amount of $20.0 million, with a maturity date of June 28, 2028. Availability of funds under the Term Loan was conditioned upon the closing of the transactions contemplated by the Amended Loan Agreement and was used to fund a portion of the Transaction. Under the agreement, the Company has the right to prepay any amounts outstanding at any time and from time to time, whole or in part; subject to payment of any break funding indemnification amounts.

Future interest payments on the Term Loan, based on current interest rates, are expected to approximate $0.4 million for the remainder of fiscal 2023, $1.5 million in fiscal 2024, $1.3 million in fiscal 2025, $1.1 million in fiscal 2026, and $1.6 million thereafter. The interest rate applicable to loans outstanding under the Term Loan is a floating interest rate equal to the sum of (A) the Term SOFR Rate (as defined in the Term Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio. Commencing on June 30, 2023, the Term Loan will consist of sixty equal monthly principal installments, over a period of ten years, with the balance payable on the maturity date of the Term Loan.

In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Revolving Line of Credit Note in favor of PNC, executed May 11, 2023 (“Line of Credit Note”), provides for a senior secured revolving line of credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028 (the “Revolving Line of Credit”).

The interest rate applicable to loans outstanding under the Revolving Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the Line of Credit Note) plus (B) an unadjusted spread of Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio. The Company will pay an annual commitment fee of 0.15% on the amount available for borrowing under the revolving credit facility.

The Company was in compliance with all applicable covenants throughout and at June 30, 2023. As of June 30, 2023, the term loan balance amounted to $20,000,000. There was no balance drawn on the Revolving Line of Credit as of June 30, 2023.

Fixed mandatory principal repayments due on the outstanding Term Loan are as follows:

Twelve Months
Ending
June 30,
2024	2,000,000
2025	2,000,000
2026	2,000,000
2027	2,000,000
2028	12,000,000
20,000,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely”, “projected”, “might”, “potential”, “preliminary”, “provisionally” and similar expressions, as they relate to the business or to its management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries.

The forward-looking statements in this report are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in Item 1A (Risk Factors) to Part II of this Quarterly Report on Form 10-Q, as well as the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the availability and efficacy of vaccines (including vaccine boosters) and their global deployment in response to the COVID-19 pandemic (including as a result of the impact of any newer variants or strains of SARS-CoV-2);
●	the impact of general economic trends (such as rising interest rates and recent bank failures in the United States) on the Company’s business and operations;
●	disruptions in the Company’s supply chain, customer base and workforce, including as a result of the COVID-19 pandemic;
●	the ability to gain regulatory approval of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	ability to successfully manage and integrate key acquisitions, mergers, and other transactions, such as the recent asset acquisition of certain Inertial, Communication and Navigation product lines from Honeywell International, Inc., as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition;
●	potential future acquisitions or dispositions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

The Company has developed, its FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight thereby reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Airs aircraft through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Airs aircraft ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

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

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Management has determined that the most critical accounting estimates are those related to revenue recognition, valuation of tangible and intangible assets acquired, long term contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. On an ongoing basis, IS&S management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2022 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2022, except new critical accounting policies in acquisition, intangible assets and goodwill. See also Note 1 to the unaudited consolidated financial statements for the three-and nine-month periods ended June 30, 2023 as set forth herein.

Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. The Company also uses best estimates and assumptions to determine the useful lives of those acquired intangible assets with a finite life.

Critical estimates in valuing certain of the intangible assets and goodwill acquired include:

●	future expected cash flows from customer contracts and license agreements;
●	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
●	estimated replacement costs for equipment acquired;
●	obsolescence rate applied to finished goods and raw materials acquired; and
●	discount rates.

Intangible Assets

Intangible assets consist of customer relationship, license agreements, and licensing and certification rights, and these assets are carried at cost less accumulated amortization and any impairment charge.

Intangible assets with a finite life are amortized over their estimated useful life and are reported net of accumulated amortization. An impairment assessment for intangible assets with a finite life is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. Determining the useful life of an intangible asset with a finite life also requires judgment.

Indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-lived intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired.

Impairment of Goodwill

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Assumptions used in the impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company believes these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2023 AND 2022

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Product	99.2%	100.0%	98.0%	99.0%
Engineering development contracts	0.8%	0.0%	2.0%	1.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	40.2%	41.5%	39.1%	40.3%
Engineering development contracts	0.3%	0.0%	0.4%	0.1%
Total cost of sales	40.5%	41.5%	39.5%	40.4%

Gross profit	59.5%	58.5%	60.5%	59.6%

Operating expenses:
Research and development	10.7%	9.8%	10.9%	10.1%
Selling, general and administrative	30.1%	24.4%	32.6%	25.5%
Total operating expenses	40.8%	34.2%	43.5%	35.6%

Operating income	18.7%	24.3%	17.0%	24.0%

Interest income	2.3%	0.2%	2.0%	0.1%
Other income	1.1%	0.3%	0.6%	0.2%
Income before income taxes	22.2%	24.8%	19.6%	24.3%

Income tax expense	4.3%	5.2%	4.0%	5.2%

Net income	17.9%	19.6%	15.6%	19.2%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net sales. Net sales were $8.0 million for the three months ended June 30, 2023 compared to $6.9 million for the three months ended June 30, 2022, an increase of 14.8%. Product sales increased $1.0 million and customer service sales remained flat compared to the year ago quarter. This increase in product sales for the three months ended June 30, 2023 was primarily the result of additional shipments of displays for retrofit programs to commercial air transport customers. The increase was also due to increase of shipments of OEM sales to Boeing under the KC-46A platform.

Cost of sales. Cost of sales increased by $345,000, or 12.0%, to $3.2 million, or 40.5% of net sales, in the three months ended June 30, 2023, compared to $2.9 million or 41.5% of net sales, in the three months ended June 30, 2022. The increase in cost of sales was primarily the result of an increase in product sales volume for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The Company’s overall gross margin was 59.5% and 58.5% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross margin percentage for the three months ended June 30, 2023 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume and a favorable sales mix.

Research and development. R&D expense increased $175,000 or 25.9% in the three months ended June 30, 2023 from $676,000 in the three months ended June 30, 2022. As a percentage of net sales, R&D expense increased to 10.7% of net sales in the three months ended June 30, 2023 from 9.8% of net sales in the three months ended June 30, 2022 reflecting the hiring of engineers, related product development and increased R&D projects.

Selling, general and administrative. Selling, general and administrative expense increased by $632,000 or 37.3% to $2.3 million in the three months ended June 30, 2023 from $1.7 million in the three months ended June 30, 2022. As a percentage of net sales, selling, general and administrative expenses was 30.1% in the three months ended June 30, 2023 compared to 24.4% for the prior year period. The overall increase in selling, general and administrative expense in the quarter was primarily the result of increased sales and marketing costs, legal and professional fees incurred as part of the Honeywell asset acquisition, as well as non-cash executive stock awards.

Interest income. Interest income increased by $175,000 to $186,000 in the three months ended June 30, 2023 from $10,000 in the three months ended June 30, 2022, mainly a result of increased cash balance and higher interest rates earned during the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $68,000 to $90,000 in the three months ended June 30, 2023 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended June 30, 2023 was $340,000 as compared to $359,000 for the three months ended June 30, 2022.

The effective tax rate for the three-month period ended June 30, 2023 was 19.3% and differs from the statutory tax rate primarily due to permanent items and state taxes.

Net income. The Company reported net income for the three months ended June 30, 2023 of $1.4 million and remained flat compared to net income of $1.4 for the three months ended June 30, 2022. On a diluted basis, the net income per share was $0.08 for the three months ended June 30, 2023 and remained flat compared to net income per share of $0.08 for the three months ended June 30, 2022.

Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

Net sales. Net sales were $21.8 million for the nine months ended June 30, 2023 compared to $20.5 million for the nine months ended June 30, 2022, an increase of 6.5%. Product sales increased $1.1 million, customer service was flat, and EDC sales doubled to $234,000 in the nine months ended June 30, 2023 compared to the same period in the prior year.This increase in product sales for the nine months ended June 30, 2023 primarily resulted from increased sales to our OEM customers, which include Pilatus, Textron and Boeing. Sales increases were also seen in our new auto-throttle installations.

Cost of sales. Cost of sales increased $347,000, or 4.2%, to $8.6 million, or 39.5% of net sales, in the nine months ended June 30, 2023, compared to $8.3 million or 40.4% of net sales, in the nine months ended June 30, 2022. The increase in cost of sales was primarily the result of an increase in product sales volume for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. The Company’s overall gross margin was 60.5% and 59.6% for the nine months ended June 30, 2023 and 2022, respectively. The increase in gross margin percentage for the nine months ended June 30, 2023 is attributable to favorable leveraging of fixed costs resulting from the increased sales and production volume and a favorable sales mix.

Research and development. R&D expense increased $325,000, or 15.8%, to $2.4 million in the nine months ended June 30, 2023 from $2.1 million in the nine months ended June 30, 2022. As a percentage of net sales, R&D expense increased to 10.9% of net sales in the nine months ended June 30, 2023 from 10.1% of net sales in the nine months ended June 30, 2022 reflecting an increase in hiring engineers and working on product development and related programs/internal projects.

Selling, general and administrative. Selling, general and administrative expenses increased by $1.8 million to $7.0 million in the nine months ended June 30, 2023 from $5.2 million in the nine months ended June 30, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 32.6% of net sales in the nine months ended June 30, 2023 from 25.5% of net sales in the nine months ended June 30, 2022. The increase in selling, general and administrative expense in the period was primarily the result of personnel additions in sales and marketing, legal and business development related to the acquisition, investor relations and investor facing activities and non-cash long-term compensations post COVID.

Interest income. Interest income increased by $422,000 to $432,000 in the nine months ended June 30, 2023 from $11,000 in the nine months ended June 30, 2022, mainly a result of increased cash on hand and higher interest rates compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and increased by $82,000 to $132,000 in the nine months ended June 30, 2023 compared to the same period in the prior year.

Income tax expense. The income tax expense for the nine months ended June 30, 2023 was $877,000 as compared to $1.1 million the nine months ended June 30, 2021.

The effective tax rate for the nine-month period ended June 30, 2022 was 20.5% and differs from the statutory tax rate primarily due to permanent items and state taxes.

Net income. The Company reported net income for the nine months ended June 30, 2023 of $3.4 million compared to net income of $3.9 million for the nine months ended June 30, 2022. On a diluted basis, the net income per share was $0.19 for the nine months ended June 30, 2023 compared to net income per share of $0.23 for the nine months ended June 30, 2022.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2023	2022
Cash and cash equivalents	$2,572,233	$17,250,546
Accounts receivable	5,944,015	4,297,457
Current assets	25,937,217	28,202,319
Current liabilities	8,145,090	3,940,303
Contract liability	102,953	259,183
Other non-current liabilities (1)	18,420,949	15,065
Quick ratio (2)	1.05	5.47
Current ratio (3)	3.18	7.16

	Nine Months Ended June 30,
	2023	2022
Cash flow activities:
Net cash provided by operating activities	$937,925	$6,420,371
Net cash used in investing activities	(36,025,084)	(161,230)
Net cash provided by financing activities	20,408,846	17,154
(1)	Excludes contract liability
(2)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(3)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations, supplemented with borrowings under our term loan and revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service, and acquisitions, as well as the Company’s known contractual and other commitments (including those described in Note 8, “Leases”). The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our term loan and revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

Operating activities

Net cash provided by operating activities was $0.9 million for the nine-month period ended June 30, 2023 and consisted primarily of funding from net income of $3.4 million, offset by an increase in accounts receivable of $1.6 million and a decrease in accrued expenses of $0.9 million.

Net cash provided by operating activities of $6.4 million for the nine-month period ended June 30, 2022 resulted primarily from funding from net income of $3.9 million, a decrease in accounts receivables of $1.0 million and a decrease in deferred income taxes of $0.8 million.

Investing activities

Net cash used in investing activities was $36.0 million for the nine-month period ended June 30, 2023 and consisted primarily of the asset purchase acquisition of Honeywell.

Net cash used in investing activities was $0.2 million for the nine-month period ended June 30, 2022 and consisted primarily of the purchase of laboratory test equipment and computer hardware.

Financing activities

Net cash provided by financing activities was $20.4 million for the nine-month period ended June 30, 2023 and consisted of proceeds from a new credit facility of $20.0 million and the exercise of stock options.

Net cash provided by financing activities was $0.02 million for the nine-month period ended June 30, 2022 and consisted of proceeds from the exercise of stock options.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three- and nine-month periods ended June 30, 2023:

	Three Months Ended	Six Months Ended

	June 30, 2023
Backlog, beginning of period	$14,780,588	$11,778,988
Bookings, net	6,942,680	23,800,989
Recognized in revenue	(7,959,208)	(21,815,917)
Backlog, end of period	$13,764,060	$13,764,060

At June 30, 2023, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the nine-month period ended June 30, 2023 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $23,600 and $70,000 with a resulting impact on cash flows of approximately $23,600 and $70,000 for the three- and nine-month periods ended June 30, 2023, respectively.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 Form 10-K”). The information set forth in this report should be read in conjunction with the risk factors described under Item 1A of the Company’s 2022 Form 10-K and in our other filings with the Securities and Exchange Commission. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial could materially and adversely affect the Company’s business, operating results, financial condition, cash flows, prospects, and the value of an investment in IS&S common stock.

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions. Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.

Our growth strategy includes evaluating acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise. One example is the recent asset acquisition of certain Inertial, Communication and Navigation product lines from Honeywell International, Inc. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Acquisitions involve various inherent risks, such as: our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates; difficulties in integrating acquired businesses, including the potential loss of key personnel from an acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses; the diversion of management’s attention from our existing businesses; the potential impairment of assets; potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; new and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements; and production delays associated with consolidating acquired facilities and manufacturing operations. Any past or future acquisition could also result in such risks. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. We may not successfully integrate business, operational, and financial activities such as internal controls, Sarbanes-Oxley Act of 2002 compliance, cyber security measures, the GDPR and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed. In connection with our acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.

There are risks associated with our outstanding and future indebtedness.

On June 28, 2023, the Company and one of its subsidiaries entered into an Amendment to Loan Documents (the “Loan Amendment”) with PNC Bank, National Association (the “PNC”), which amends certain terms of that certain Loan Agreement entered into by the parties on May 11, 2023 (the “Loan Agreement” and, as amended, the “Amended Loan Agreement”) and (ii) a corresponding Term Note in favor of PNC (the “Term Note”), which together provide for a senior secured term loan in an aggregate principal amount of $20.0 million, with a maturity date of June 28, 2028 (the “Term Loan”). In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Revolving Line of Credit Note in favor of PNC, executed May 11, 2023 (“Line of Credit Note”), provides for a senior secured revolving line of credit in an aggregate principal amount of $10.0 million, with an expiration date of May 11, 2028 (the “Revolving Line of Credit”). As of June 30, 2023, the balance of the Term Loan amounted to $20.0 million. There was no balance drawn on the Revolving Line of Credit as of June 30, 2023.

We may incur additional indebtedness in the future under these existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or to borrow sufficient funds in the future to service or refinance our debt, our business, operating results, financial condition and cash flows will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

In addition, all the agreements governing our indebtedness subject us to continued compliance with certain financial and negative covenants. The Company was in compliance with all applicable covenants throughout and at June 30, 2023. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions and Support, Inc. and Honeywell International Inc.

3.3	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of Innovative Solutions and Support, Inc.

10.1	Loan Agreement, dated May 11, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association

10.2	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association

10.3	Term Note, executed June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC

10.4	Revolving Line of Credit Note, executed May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (1)

32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Scheme Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 11, 2023	By:	/s/ MICHAEL LINACRE
MICHAEL LINACRE
CHIEF FINANCIAL OFFICER