Form 10-K
period 2023-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-01-12
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 001-41503

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $95.2 million (based on the closing sale price of the registrant’s common stock on the NASDAQ Stock Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 8, 2024, there were 17,453,733 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2023 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely,”“ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this Annual Report on Form 10-K may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this Annual Report on Form 10-K and are not a waiver of rights that may be associated with the relevant trademarks.

The forward-looking statements in this Annual Report on Form 10-K are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

●	market acceptance of the Company’s ThrustSense® Autothrottle, Vmca Mitigation, flight panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights, including via securing patents;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cybersecurity incident;
●	risks related to our self-insurance program;
●	potential future acquisitions and integration of prior and potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

The forward-looking statements in this Annual Report on Form 10-K are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act, and 21E of the Exchange Act.

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

PART I

Item 1. Business.

Overview

The Company was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated flight management systems (“FMS”), flat panel display systems (“FPDS”), FPDS with autothrottle, air data equipment, integrated standby units, integrated standby units with autothrottle, advanced Global Positions System (“GPS”) receivers that enable reduced carbon footprint navigation, communication and navigation products and inertial reference units.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, the U.S. Department of Defense (the “DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable the Company to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

The Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying and has developed its COCKPIT/IP® Cockpit Information Portal product line, which incorporates proprietary technology, lower cost relative to the competition, reduced power consumption, decreased weight, and increased functionality. The Company has incorporated electronic flight bag functionality, such as charting and mapping systems, into its FPDS product line.

The Company has developed an FMS that combines the savings long associated with in-flight fuel optimization in enroute flight management with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that its FMS, alongside its FPDS and Cockpit Information Portal product lines, is well suited to address market demand driven by certain regulatory mandates, new technologies, and the high cost of maintaining aging and obsolete equipment on aircraft that may be in service for up to fifty-years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS, FPDS and SBAS/WAAS/LPV enabled navigator, will be qualified to land at such airports and will comply with Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance, and Automatic Dependent Surveillance-Broadcast navigation. We believe this will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications in general aviation, commercial air transport and military transport aircraft. In addition, the Company offers what we believe to be a state-of-the-art integrated standby unit, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. This integrated standby unit builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

The Company has developed and received certification from the FAA on its NextGen Flight Deck featuring its ThrustSense® Integrated PT6 Autothrottle (“ThrustSense® Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays and integrated standby units, as well as an integrated FMS and electronic flight bag system. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen Flight Deck enhanced avionics suite is available for integration into other business aircraft with full-authority digital engine control (“FADEC”) and non-FADEC engines.

The Company has developed its FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The ThrustSense® Autothrottle is designed to automate power management for speed and power control including go-around. ThrustSense® Autothrottle also ensures aircraft envelope protection and engine protection during all phases of flight, thereby reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron Aviation, Inc. (“Textron”) to supply ThrustSense® Autothrottle on the King Air 360 and King Air 260. ThrustSense® Autothrottle is also available for retrofit on King Air aircraft through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Air ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

We believe the ThrustSense® Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The ThrustSense® Autothrottle computes and controls appropriate power levels thereby reducing overall pilot workload. The system computes thrust, holds selected speed/torque, and implements appropriate speed and engine limit protections. When engaged by the pilot, the ThrustSense® Autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed while guarding the engines via a torque/temperature limit mode. The autothrottle system takes full advantage of the integrated cockpit utilizing weight and balance information for optimal control settings and enables safety functions such as a turbulence control mode.

The Company sells to both the OEM and the retrofit markets. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries. Occasionally, the Company sells its products directly to the DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts. The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies).

Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics, including the COVID-19 pandemic, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 or similar pandemics will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

On the other hand, we believe that in adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby enhancing the retrofit market opportunity for the Company.

Industry

A wide range of information is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite-based weather, ground terrain maps and Automatic Dependent Surveillance-Broadcast navigation. The Company believes that aircraft cockpits will become more complete information centers, capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft. The flight deck will continue to incorporate technologies that are stepping-stones for complete autonomy. We believe that the market will continue to embrace the initial phases of autonomous flight.

The Company classifies flight data into four general types: aircraft heading and altitude information, flight critical aircraft control data, navigation data, and maintenance and aircraft health data. Aircraft heading and altitude information includes aircraft speed, altitude, and rates of ascent and descent. Flight critical aircraft control data includes engine data, such as fuel and oil quantity, and other engine measurements. Navigation data includes radio position, flight management, GPS and alternative source information (i.e., information not originating on the aircraft, including weather depiction maps, GPS navigation and surface terrain maps). Maintenance and aircraft health data includes on-board sensors and programs to measure parameters related to the health of a system on the aircraft. Air data calculations are based primarily on air pressure measurements derived from sensors on the aircraft. Engine data are determined by measuring various indices such as temperature, volume, revolutions per minute and pressure within an aircraft’s engines and other mechanical equipment. GPS and alternative source information are derived typically from satellites or equipment located on land and transmitted by satellite or radio signals to the aircraft. Maintenance and aircraft health data measure multiple parameters on various products and interface with various components to manage, measure, and report on the health, reliability and usability of a system. This information is displayed in the cockpit for reference, enhanced position awareness and reduced support logistics on properly equipped aircraft.

Traditionally, flight data and other cockpit information were displayed on a series of separate analog mechanical instruments. In the early 1980s, cathode ray tubes and digital displays using monochromatic Liquid Crystal Displays (“LCD”) began to replace some individual analog instruments. Presently, the industry offers high resolution color flat panels using active matrix liquid crystal displays to replace traditional analog instruments, cathode ray tubes or monochromatic LCD displays. We expect that the ability to display more information in an efficient space and custom platform will become increasingly important if additional information, such as weather depiction maps, traffic information, surface terrain maps, datalink messaging and surveillance displays, becomes mandated by regulation or demanded by pilots. Accordingly, we believe flat panel displays, which can integrate and display a “suite” of information, will replace individual instrument cathode ray tubes and monochromatic LCDs on legacy aircraft.

In the past, equipment data, such as engine and fuel-related information, were displayed on analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft’s cockpit. Engine and fuel instruments tend to be replaced more frequently than other instruments due to obsolescence and normal wear-and-tear. Aircraft operators continue to purchase individual conventional engine and fuel instruments as replacements because the information that these instruments display is vital for safe and efficient flight. Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated engine instrument display systems or FPDS packages.

As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently, and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention, and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. We believe that flat panel displays provide an attractive solution to the growing need for innovation and new methods in this area.

Strategy

The Company’s objective is to become a leading supplier and integrator of cockpit information, and we believe that our industry experience and reputation, technology and products and business strategy provide the basis to achieve this objective. Key elements of the Company’s strategy include:

●	Continue to drive the market toward the performance, situational awareness and safety advantages of equipping the ThrustSense® Autothrottle on both aftermarket and OEM aircraft. The Company saw the lack of an available autothrottle system on turboprop aircraft as an unmet need in the marketplace and has invested in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense® Autothrottle, the Company’s turboprop autothrottle with patented technology, is highly effective, is less complex and less costly than other available products and offers sophisticated sensing and multiple safety features that even exceeds those of much more expensive jet autothrottle systems. The Company received the first supplemental type certificate (“STC”) ever granted by the FAA for a turboprop autothrottle in June 2017. The Company intends to continue to capitalize on being the first to market an autothrottle to owners and operators of turboprop aircraft.

●	Continuation of ThrustSense® Autothrottle STC Installations. The Company supplemented the ThrustSense® Autothrottle offering by obtaining FAA approval to perform autothrottle installations. In June 2022, the FAA approved and certified the Company to perform PC-12 and King Air STC installations. The Company is now able to go directly to an autothrottle customer location and perform the STC installation on site.
●	Focusing on retrofits. Cockpit avionics upgrades for existing aircraft are of great interest in the present environment. We believe that retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS and integrated standby unit system components is cost effective compared to the acquisition of a new aircraft and can provide equivalent functionality to that of new aircraft.
●	Expand presence in the flat panel display market. Due to recent demand from cargo operators, we believe that many aircraft will be retrofitted with flat panel displays over the next several years. Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company believes that flat panel displays will increasingly replace individual analog and digital instrument LCDs and cathode ray tubes. The Company believes that its COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions. The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance and utility to the owner/operator. Accordingly, we believe that these advantages will allow the Company to generate increased revenues from the COCKPIT/IP® product and increase our market share. In addition, the Company believes that demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.
●	Continuing development of innovative products. The Company develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components present examples of its ability to engineer products through the selective application of non-avionic technology. In addition, as permitted by law, the Company applies for and registers its patents and trademarks for the technology and products it develops in the United States and various countries around the world to protect its intellectual property.
●	Maintaining focus on air data markets. The Company believes that it is one of the largest suppliers of air data products to the U.S. retrofit market. The pressures on the DoD procurement budget make the retrofit of aging military aircraft with newer, more advanced, and more supportable air data systems attractive. In addition, higher performance engines in business aircraft are creating a need for the sophisticated air data products which the Company supplies.
●	Increasing sales to DoD, other government agencies, defense contractors, commercial air transport carriers and corporate/general aviation markets. The Company has extended its efforts to diversify sales to include all aviation end user markets, especially legacy military programs and commercial air transport aircraft. In the commercial air transport market, the Company has addressed national carriers, regional carriers, and other fleet operators. The Company has targeted the corporate/general aviation market, both for retrofits and original equipment, and has ongoing retrofit programs and an OEM program with Pilatus Aircraft Limited (“Pilatus”).
●	Expanding international presence. The Company plans to increase its international sales by adding sales and marketing personnel. The Company believes that European and other international aircraft operators and aircraft modification centers will retrofit legacy in-service aircraft with large flat panel displays. In 2011, the Company obtained approval from the European Union Aviation Safety Agency (“EASA”) for installing its FPDS in Europe for the B757/B767 aircraft and anticipates obtaining EASA approvals for other European aircraft types. In addition, the King Air ThrustSense® Autothrottle system is currently certified by most foreign civil aviation authorities, including the EASA, Transport Canada Civil Aviation, UK Civil Aviation Authority and Civil Aviation Administration of China.
●	Acquisitions, investments, strategic partnerships or other ventures. As a part of the Company’s growth strategy, we continuously evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise in order to enhance and expand the Company’s product offerings, technology and capabilities in its current products and in future products. The new products and technology will enable the Company to sell to a new group of buyers and introduce them to our broader range of products.

Products

The Company’s current product lines include:

Flat Panel Display Systems

Flat panel displays are active matrix liquid crystal display screens that can replicate the display of one or a suite of analog or digital displays on one screen. Flat panel displays can replace existing displays in legacy aircraft. Active matrix liquid crystal display are used also for security monitoring on-board aircraft and as tactical workstations on military aircraft. The FPDS product line also offers numerous advantages for the presentation of engine performance data.

The Company’s FPDS can replace conventional analog and digital displays and can display additional information that is not commonly displayed in the cockpit with conventional analog and digital displays. The COCKPIT/IP® is capable of displaying nearly all types of air data, engine and fuel data, altitude, heading and navigational data, maintenance and aircraft health data and alternative source information. As technology and information delivery systems develop further, additional information will be displayed in the cockpit, such as surface terrain maps and data link messaging. The Company designed the COCKPIT/IP® to be capable of displaying information from a variety of sources, including its Reduced Vertical Separation Minimum air data system, engine and fuel instrumentation and third-party data and information products.

From time to time, customers may order one or more FPDSs customized to their particular requirements. Typically, the Company charges for the added development cost. This revenue is reported as Engineering Development Contracts (“EDC”) on the consolidated statements of operations. Engineering costs incurred in customizing FPDSs are included in cost of sales.

Flight Management Systems

The Company’s NextGen Flight Deck management system is an easily installed navigation and performance computer that complements the Company’s FPDS upgrade for commercial air transport aircraft. The FMS interfaces with the Company’s SBAS GPS receiver to provide a GPS-based navigation solution. The GPS receiver is located remotely depending on space availability. To minimize use of cockpit space and ease installation efforts, the FMS is housed in an ARINC 739B compliant Multifunction and Control Display Unit (“MCDU”).

Each FMS/MCDU has an LCD display, keyboard, mode and function keys, line select keys and annunciator lights, and supports ethernet data loading. The flight crew can manually or datalink waypoint flight plans, routes or user-defined waypoints on the Company’s FMS and modify and update these plans via the FMS/MCDU screen. Once the flight plan data is entered, the MCDU computes the most efficient flight profiles and provides steering commands for use by the aircraft control system to fly the airplane along the desired route.

The FMS/MCDU package incorporates a robust navigation database capable of storing today’s global database, with ample growth for the future. Flight crews can utilize the data in the navigation database to create, edit and modify flight plans for display on the FPDS. The navigation data includes airways, jet routes, Standard Instrument Departure, Standard Terminal Arrival Route and Company-stored routes.

The FMS/MCDU is ARINC 739B compliant, which provides an interface option for other cockpit equipment such as satellite communications, ACARS, Communications Management Unit, HUD and a printer. The interface to the Company’s FPDS is provided via ethernet. The Company’s electronic flight bag system is integrated with the FMS/MCDU and FPDS where the control selection of the electronic flight bag features and applications are handled via the FMS/MCDU. The display is a five-inch LCD with VGA resolution. The touchscreen display uses LED backlighting and is sunlight readable.

Integrated Standby Unit

The Company’s integrated standby unit incorporates the measurement and display of attitude, altitude, airspeed, and navigation data into a single standby/backup navigation instrument for military, commercial air transport and corporate/general aviation applications. The integrated standby unit has an integral Inertial Measurement Unit that includes accelerometer, gyro and magnetometer triads. The integrated standby unit also includes an integral air data measurement module for measurement of static and total pressure for display of altitude, airspeed and mach number.

The Company’s integrated standby unit is a highly reliable and accurate standby navigation system that is based on the Company’s merger of COCKPIT/IP® display technology and Reduced Vertical Separation Minimum air data products, coupled with the modern technology in MEMS Gyros that have exceptional stability. The Company’s proprietary algorithm provides for accurate computation of attitude, heading and air data parameters. The integrated standby unit includes a triaxial magnetometer that is designed to be tolerant to the local soft iron effects.

The display uses a familiar Primary Flight Display format to reduce pilot workload. Logistics and maintenance savings are realized due to increased reliability and a reduction in line-replaceable units. The integrated standby unit is also equipped with built-in test and display of navigational aid and maintenance data.

Air Data Systems and Components

The Company’s air data products calculate and display various measures such as aircraft speed, altitude and vertical rate of change. These air data products utilize advanced sensors to gather air pressure data and customized algorithms to interpret data, thus allowing the system to calculate altitude more accurately.

The Company sells individual components and partial and complete air data systems. The components and systems include:

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

Engine and Fuel Displays

The Company develops, manufactures and markets engine and fuel displays. These solid-state multifunction displays convey information with respect to fuel and oil levels and engine activity, such as oil and hydraulic pressure and temperature. They include individual and multiple displays installed throughout the cockpit. The displays can be used in conjunction with the Company’s engine and fuel data equipment or that of other manufacturers.

Engine and fuel displays are vital to safe flight. In addition, accurate conveyance of engine and fuel information is critical for monitoring engine stress and parts maintenance. Engine and fuel displays tend to be replaced more frequently than other displays and have been slow to incorporate new technology since their introduction because of their low cost, standard design and universal use.

We believe that our air data engine and fuel displays are extremely reliable, designed to be programmable and are easily adaptable without major modification to most modern aircraft. These products have been installed on B727, B737, C-130H, DC-9, DC-10, P-3, F-16 and A-10 aircraft.

Integrated Global Navigation System

The Company’s Integrated Global Navigation System product is an alternative for adding GPS navigation capability to legacy aircraft through an OEM FMS without incurring the high cost of upgrading the current FMS.

This product includes required navigation performance and RNAV approaches via the Company’s certified Beta 3 GPS and leverages components of the Company’s FPDS to provide annunciation to the pilot during GPS procedures.

ThrustSense® Autothrottle

The Company’s ThrustSense® Autothrottle is a full regime autothrottle that can operate from takeoff to landing phases of flight including go around. ThrustSense® Autothrottle combines FADEC functionality with low and high-speed protection for the Pilatus PC-12 and Beechcraft King Air series aircraft. We believe ThrustSense® Autothrottle improves safety and performance for Pratt and Whitney PT6 powered single and multi-engine aircraft. In the case of multi-engine aircraft, such as the Beechcraft King Air, ThrustSense® Autothrottle provides Vmca protection during an engine out condition. The system is lightweight, installs with minimal downtime and provides the user with high value for performance. We believe ThrustSense® Autothrottle can attain fuel savings of 3%, and when flying constant angle-of-attack, the fuel savings can be as much as 10%. In April 2019, the Company received certification from the FAA for its ThrustSense® Autothrottle for retrofit in the King Air dual turboprop PT6 powered aircraft. The Company has signed a multi-year agreement with Textron to supply ThrustSense® Autothrottle on their new production aircraft, the King Air 360 and King Air 260. The ThrustSense® Autothrottle is also available for retrofit on King Airs through Textron service centers and third-party service centers.

The ThrustSense® Autothrottle is designed to ensure stabilized approaches by controlling speeds during descent. During high pilot workload, the ThrustSense® Autothrottle is designed to prevent the airplane from becoming dangerously slow or fast and protects against overtorque and overtempt conditions, thereby enhancing the safety and capability of the aircraft.

Control of the ThrustSense® Autothrottle is housed in an easy-to-install integrated standby unit that provides standby functionality on a high-resolution LCD display. The ThrustSense® Autothrottle is designed to avoid structural modifications to the existing throttle quadrant. ThrustSense® Autothrottle has Minimum Equipment List Relief and on-condition maintenance.

We believe the ThrustSense® Autothrottle can be adapted to virtually all PT6 powered aircraft by installing the Company’s integrated standby unit. The integrated standby unit executes software to control the autothrottle actuator. In addition, the Company’s integrated standby unit calculates, processes and displays altitude, attitude, airspeed, slip/skid, and navigation display information, which we believe is presented in a logical and concise single instrument display. It features a high- resolution LCD display with full LED backlighting, thereby improving reliability and providing full sunlight readability to the pilot and fully anti-aliased graphics.

We believe the autothrottle retrofit and standby are easily installed, and typical installation can take less than a week with minimum modifications to the existing flight deck.

Other potential benefits of the ThrustSense® Autothrottle include:

●	safety enhancements and pilot workload reduction;
●	life-saving enhancements in multi-engine aircraft;
●	FADEC-like engine protection;
●	No required replacement of the existing throttle quadrant (major cockpit modification) due to the patented compact and safe actuation mechanism; and
●	broader applications for retrofit in FADEC or non-FADEC turbofan and turboprop aircraft.

Utilities Management System

The Company provides its utilities management system for the Pilatus PC-24 aircraft. The Company’s utilities management system integrates a wide range of aircraft functions that are commonly supported by multiple individual controllers. The Company’s utilities management system for the Pilatus PC-24 monitors aircraft sensors and aircraft control systems as required to achieve system functionality. This open architecture system allows Pilatus to design and/or refine control and monitoring algorithms in-house.

We believe there is interest in the Company’s utilities management system from other aircraft manufacturers as well. The Company’s utilities management system is an innovative design that controls more than 20 aircraft systems such as navigation, auto-flight, landing gear, surface positions, fire protection, ice/rain protection, electrical loads, lighting, environmental conditions, cabin pressurization and oxygen systems based on OEM custom configuration.

The Company’s utilities management system is a Data Concentrator and Processing Unit that allows manufacturers to configure and program specific applications on a ARINC 653 operating system in an open architecture platform. The Company’s utilities management system acts as the aircraft central maintenance computer allowing for a maximum of six Data Concentrator and Processing Units to be included in the communication ring. The system provides a significant power and weight savings over the use of federated boxes and utilizes the Company’s latest technological advancements in avionics circuit design.

Communications and Navigation, Inertial Reference Products

In June 2023, the Company entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million (the “Transaction”).

The exclusive licensing of these product lines from Honeywell is a unique opportunity for the Company that enhances its current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes the Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance value propositions.

Customers

The Company’s customers include the U.S. government (including the DoD, the Department of Interior and the Department of Homeland Security), Air Transport Services Group Inc. (“ATSG”), Amazon.com, Inc., American Airlines, Inc. (“AAL”), Boeing, Deutsche Post DHL Group, FedEx Corporation (“FedEx”), Icelandair, L3Harris Technologies, Inc. (“L3 Harris Technologies”), Lockheed Martin Corporation (“Lockheed Martin”), Pilatus, Sierra Nevada Corporation, Textron, and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2023, the three largest customers, Pilatus, ATSG and Textron accounted for 23%, 12% and 10% of total revenue, respectively. In fiscal year 2022, the three largest customers, Pilatus, ATSG and Textron accounted for 22%, 11% and 11% of total revenue, respectively. In fiscal year 2021, the two largest customers, Pilatus and Textron accounted for 20% and 17% of total revenue, respectively.

Retrofit Market

Historically, most of the Company’s sales have come from the retrofit market, which the Company has pursued because of the growing need to support the world’s aging fleet of aircraft. The design and airframe structure of many types of older aircraft generally exceed the technology and technical capabilities of the original cockpit instruments and avionics. The Company has developed products that enable owners and operators to upgrade their aircraft by retrofitting them with the Company’s products at a competitive cost and with equipment that provides cockpit displays with capabilities and technology equivalent to newer aircraft.

We expect our main customers in the retrofit market will continue to be the DoD and defense contractors, aircraft operators and aircraft modification centers.

U.S. Department of Defense and Defense Contractors. The Company sells its products directly to the DoD and to domestic and international defense contractors for end use in military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L3Harris Technologies, Inc. or a direct contract with the appropriate government agency, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of government contracts are typically applicable to these contracts, as described under “Government Regulation” below. Each government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, the Company is entitled typically to be compensated for already delivered items and reimbursement for allowable costs incurred.

Aircraft Operators. The Company sells its products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, AAL, ATSG, FedEx and Icelandair. The Company sells these customers a range of products from FPDS to air data systems.

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. The Company has established relationships with a several aircraft modification centers throughout the United States which act as distribution outlets and installation centers for the Company’s products.

Original Equipment Manufacturers

The Company has signed a multi-year agreement with Textron to supply ThrustSense® Autothrottle on their new production aircraft, the King Air 360 and King Air 260, as described above in “Products - ThrustSense® Autothrottle”. The Company has developed and manufactures the utilities management system for the Pilatus’ PC-24 aircraft under a multi-year production contract as described above under “Products - Utilities Management System”. The Company also markets its products to other OEMs including, among others, Boeing and Lockheed Martin.

Backlog

	September 30
	2023	2022
Backlog, beginning of period	$11,778,988	$9,121,585
Plus: bookings during period, net	36,480,406	30,398,098
Less: sales recognized during period	(34,808,513)	(27,740,695)
Backlog, end of period	$13,450,881	$11,778,988

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The backlog excludes potential future sole-source production orders from products developed under the Company’s EDC programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2023, 8% of the Company’s backlog was expected to be filled beyond fiscal 2024.

Engineering Development

The Company invests a significant percentage of its sales in engineering development, which includes both research & development (“R&D”) and EDC. At September 30, 2023, approximately 26% of the Company’s employees were engineers engaged in various engineering development projects. Total engineering development expense comprises both internally funded R&D and product development and design changes related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as R&D. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either recognized over time or at a point in time) applicable to such contracts.

Sales and Marketing

The Company focuses its sales efforts on passenger and cargo carrying aircraft operators, general aviation owner/operators, maintenance, repair and overhaul (“MRO”) dealer networks, distributors, avionics integrators, aircraft modification centers, the DoD, DoD contractors and OEMs. Periodically, the Company evaluates its sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance. As of September 30, 2023, we had thirteen third-party sales representatives worldwide actively selling the Company’s products.

We are continuing to expand our MRO dealer network to address worldwide markets for Boeing 737, 757 and 767, Pilatus PC-12, Beechcraft King Air models and other aircraft types. We have established a dealer network for ThrustSense® Autothrottle, and we are exploring adding more MRO dealers in the United States and internationally.

Our marketing efforts have focused on applicable markets to establish and maintain customer relationships using email campaigns, key market influencers, advertisements, trade shows, web casts, direct mailers and digital and social media. Our ThrustSense® Autothrottle offering on the Pilatus PC-12 and King Air have been favorably featured in multiple articles in major publications over the past several years.

The Company believes its ability to provide prompt and effective repair and upgrade service is critical to its marketing efforts. The Company’s customer service program offers a 24-hour customer hotline. The Company services its customers utilizing either field service engineers or its in-house repair and upgrade facility. The Company may lend spare units to customers when it is repairing or overhauling their equipment. The Company provides customers with a standard two-year warranty on new products and offers customers extended warranties of varying lengths beyond the two years for additional fees.

The Company believes its ability to provide an installation service is critical to its marketing efforts. The Company’s repair station, which began operating in June 2022, provides a mobile STC Installation Team to install the PC-12 and King Air ThrustSense® Autothrottle systems.

Most of the Company’s sales, personnel and assets are located within the United States. In fiscal years 2023, 2022 and 2021 net sales outside the United States amounted to $15.5 million, $11.1 million and $8.4 million, respectively.

Government Regulation

FAA regulations govern the manufacture and installation of the Company’s products in aircraft owned and operated in the United States. Both the Company’s manufacturing facility and repair station are FAA-certified. The most significant product and installation regulations are Technical Standard Orders, Parts Manufacturer Approvals and STCs, which establish the minimum operational performance standards. For example, in April 2019, the FAA issued its Technical Standard Orders authorization and STC for the Company’s ThrustSense® Autothrottle for retrofit in the King Air dual prop PT6 powered aircraft. In February 2019, the FAA issued its Technical Standard Orders authorization and STC for the Company’s B767 Integrated Standby Unit to be used on B767 aircraft in the United States.

Generally, sales of the Company’s products to European or other non-U.S. owners of aircraft require approval of EASA, or other relevant governmental agencies. EASA certification requirements for the manufacture and installation of the Company’s products in European owned aircraft mirror FAA regulations, and its process for European certification is similar to that of the FAA. For example, in September 2021, EASA and the Transport Canada Civil Aviation issued STCs for the Company’s ThrustSense® Autothrottle for King Air series aircraft in the European Union and Canada, respectively.

In addition to product-related regulations, the Company is subject to U.S. government procurement regulations with respect to the sale of the Company’s products to government entities or government contractors. The government agency or general contractor retains the right to terminate a contract at any time at its convenience. Upon such alteration or termination, the Company is generally entitled to an equitable adjustment to the contract price so that the Company receives the purchase price for products or services already delivered, reimbursement for allowable costs incurred and termination related costs.

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

When appropriate, the Company enters into long-term supply agreements and uses its relationships with long-term suppliers to improve product quality and availability and reduce delivery times and product costs. In addition, the Company identifies alternative suppliers for important component parts. Generally, the introduction of component parts from new suppliers into existing products requires FAA certification of the entire finished product if the newly sourced component varies significantly from the original drawings and specifications. The Company has not experienced significant delays in delivery of products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

Quality Assurance

Product quality is of vital importance. The Company is ISO 9001 and AS9100D certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. The Company’s certification to these standards allows the Company to represent to customers that it maintains high-quality industry standards in the education of its employees and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

Competition

The market for the Company’s products is highly competitive. Competitors vary in size and resources, and substantially all the Company’s competitors are much larger than the Company and have substantially greater resources. With respect to air data systems and related products, the Company’s principal competitors include Honeywell, Collins Aerospace, Thales Defense & Security, Inc. and Garmin Ltd. With respect to flat panel displays, principal competitors currently include Honeywell, Collins Aerospace, L3Harris Technologies, Garmin Ltd. and GE Aviation Systems. However, as the flat panel display industry evolves and the demand for flat panel displays increases, the Company may face future competition in this area from other suppliers. The Company believes that the principal competitive factors in its markets are cost, development cycle time, responsiveness to customer preferences, product quality, technology and reliability. We believe that its our significant and long-standing customer relationships reflect the Company’s ability to compete favorably with respect to these factors.

Intellectual Property and Proprietary Rights

The Company relies on patents to protect its proprietary technology. As of September 30, 2023, the Company holds 32 U.S. patents and has three U.S. patent applications pending relating to its technology. In addition, as of September 30, 2023, the Company holds 85 international patents and has six international patent applications pending. Certain of these patents and patent applications cover technology relating to air data measurement systems, and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® product. While we believe these patents have significant value in protecting our technology, we believe that the innovative skill, technical expertise and know-how of the Company’s personnel in applying the technology reflected in its patents would be difficult, costly and time consuming for third parties to reproduce.

While the Company is not aware of any pending lawsuits against the Company alleging patent infringement or the violation of other intellectual property rights, it cannot be certain such infringement claims will not be asserted against the Company in the future.

Human Capital

Our people are the driving force behind our success, and our future and growth prospects depend on our ability to attract, train and retain highly qualified personnel. We are fortunate to have talented and outstanding employees, and we are proud of our diverse workforce and the broad range of skills and experiences that our people have. We work hard to cultivate a dynamic and enjoyable work environment that provides opportunities to learn new skills. We emphasize teamwork and encourage our employees to brainstorm and develop and refine new ideas to help us innovate and achieve our goals.

We maintain equity compensation plans and benefits packages designed to retain talented people who share our goals and interests. We also offer competitive salaries and generous benefits, including vacation, a 401(k) savings and retirement plan, health, dental, life, long-term disability insurance, an Employee Assistance Program and health and dependent Flexible Spending Account programs. Additionally, we regularly review and reevaluate our recruitment strategies to ensure our practices align with our mission, purpose, and values. Nevertheless, competition for such qualified personnel is intense, and the Company may not be able to attract, train and retain highly qualified personnel in the future.

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

As of September 30, 2023, the Company had 98 employees (95 of whom were full-time employees). None of our employees are currently represented by a labor union, nor are they subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

The following is a list of the Company’s executive officers, their ages and their positions in each case.

Name	Age	Position
Shahram Askarpour	66	Director and Chief Executive Officer
Relland M. Winand (1)	69	Interim Chief Financial Officer
(1)	On November 8, 2023, Michael Linacre, Chief Financial Officer of Innovative Solutions and Support, Inc., notified the Company of his resignation from all of his positions with the Company, effective immediately. Relland M. Winand was appointed as interim Chief Financial Officer of the Company on November 8, 2023.

Shahram Askarpour has been the Chief Executive Officer of the Company since April 2022. Dr. Askarpour joined the Company as a Director of Engineering in 2003, was promoted to Vice President of Engineering in 2005, and was promoted to President in 2012. Dr. Askarpour has more than 30 years of aerospace industry experience in managerial and technical positions. Prior to joining the Company, he was employed by Smiths Aerospace (a division of Smiths Group PLC), Instrumentation Technology and Marconi Avionics. He holds several key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering and a PhD in Automatic Control from Brunel University. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University, and has published numerous papers in leading international peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton School of Business at the University of Pennsylvania.

Relland M. Winand was appointed as interim Chief Financial Officer of the Company on November 8, 2023. Mr. Winand, age 69, previously served as the Company’s Chief Financial Officer from December 2014 until his retirement in July 2022, after serving as the Company’s Controller from September 2014 to December 2014. Previously, Mr. Winand served in a number of executive financial capacities with public companies, including Chief Financial Officer of ECC International, Corp, a manufacturer of computer-controlled maintenance simulators primarily for the DoD and Vice President Finance and Administration of Traffic.com, Inc., a leading provider of accurate, real-time traffic information in the United States. Immediately prior to joining the Company, Mr. Winand was Chief Financial Officer from 2008 to 2013 of Orbit/FR, Inc., an international developer and manufacturer of sophisticated microwave test and measurement systems for aerospace/defense, wireless, satellite and automotive industries. From January 2014 until September 2014, Mr. Winand served as a consultant for Solomon Edwards Group LLC. He has over 30 years’ experience in financial management and reporting for both public domestic and international manufacturing companies. Mr. Winand received a B.S. in Accounting from Drexel University and an M.B.A. in Finance from Widener University.

Other

The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and information statements and other information about issuers, including the Company, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

The Company also maintains its corporate website at http://www.innovative-ss.com and makes available, free of charge, on that website (under the “Investor Relations – Investor Information” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10 Q, current reports on Form 8 K, and amendments to those as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The information on the Company’s website is not incorporated as part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements. If the Company fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight management systems, autothrottle technology and other new products that meet customer requirements, its business, reputation and statements of income may be affected adversely.

The Company spends a large portion of its R&D efforts in developing and marketing the FPDS, FMS, ThrustSense® Autothrottle and complementary products. The Company’s ability to grow and diversify its operations through introduction and sale of new products is dependent upon its continued success in product development and engineering activities, its sales and marketing efforts, and its ability to obtain necessary regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, ThrustSense® Autothrottle and future products. The Company cannot be certain that it will be able to develop, introduce or market its FPDS, FMS, ThrustSense® Autothrottle or other new products or product enhancements in a timely or cost-effective manner, or that any new products or product enhancements will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers. If the Company’s performance or the performance of the Company’s products does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business and statements of income, including reductions in sales.

In seeking new customers, the Company may have difficulty in displacing the products of incumbent competitors. The Company cannot be assured that potential customers will accept its products or that existing customers will not abandon them.

Contracts can be terminated by many of the Company’s customers at any time and, therefore, may not result in sales.

The Company’s contracts, including contracts with government agencies, include various terms and conditions that impose certain requirements on the Company, including the ability of the government agency or general contractor to alter the price, quantity or delivery schedule of the products. Additionally, government agencies and general contractors typically retain the right to terminate the contract at any time at their convenience. Upon alteration or termination of these contracts, the Company is entitled typically to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. However, because these contracts can be terminated for convenience, the Company cannot be assured that its backlog will result in sales.

The Company enters into fixed-price contracts or service arrangements to perform specified design and EDC services related to its products that could subject the Company to losses in the event the Company incurs cost overruns on its projects.

During fiscal year 2023, approximately 3.3% percent of the Company’s total sales were from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow the Company to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur potentially large one time charges and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel the Company to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to the Company over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Lower earnings caused by cost overruns could have a negative impact on the Company’s financial condition, operating results and cash flows.

A portion of the Company’s sales come from government contracts, which could be adversely affected by continued high U.S. federal budget deficits. Government contracts are also subject to special risks as a result of the U.S. government’s audit practices.

A portion of the Company’s sales has been, and is expected to continue to be, from defense contractors or government agencies in connection with government aircraft retrofit or OEM contracts. Sales to government contractors and government agencies could decline as a result of DoD spending cuts and general budgetary constraints, which may become more severe as the federal budget deficit remains high.

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

Reductions in government expenditures could adversely affect the Company’s business.

Reductions in funding of the DoD and U.S. defense spending could have significant consequences to the Company’s business and industry. The impact of any such reductions in defense appropriations and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding, and negatively affect the Company’s revenues, financial condition and results of operations.

The loss of a key customer or a significant deterioration in the financial condition of a key customer could have a material adverse effect on the Company’s results of operations.

The Company’s revenue is concentrated with a limited number of customers. During fiscal year 2023 the Company derived 54% of revenue from the top five customers. The Company continues to expect a relatively small number of customers to account for a majority of its revenues for the foreseeable future. As a result of the concentrated customer base, a loss of one or more of these customers or a dispute or litigation with one of these key customers could affect adversely its revenue and results of operations. The Company monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a significant deterioration in the financial condition or bankruptcy filing of a key customer could affect adversely the Company’s business, results of operations, and financial condition.

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

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2023, 8% of the Company’s backlog was expected to be filled beyond fiscal 2024, which is below the Company’s historical expectations and may result in lower revenues in future periods. As a result, future revenue will be dependent on orders booked and shipped in that quarter, and may not be predictable with any degree of certainty. Furthermore, certain contracts may represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such contract could adversely affect our revenue and profitability.

The Company has limited experience in marketing and distributing its products internationally.

The Company plans to derive increasing revenues from sales outside the United States, particularly in Europe and Asia. Risks inherent in doing business internationally include:

●	differing regulatory requirements;
●	legal uncertainty regarding liability and the enforceability of agreements;
●	tariffs, trade and investment barriers, and other regulatory barriers;
●	political and economic instability, including changes in government budgets and wars, such as the wars in the Ukraine and Israel;
●	changes in diplomatic and trade relationships;
●	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977, as amended;
●	difficulty with staffing and managing widespread operations;
●	the impact of recessions in economies outside the United States; and

●	variances and unexpected changes in local laws and regulations.

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render the Company’s products less competitive in the international markets. In the future, the Company may be required to conduct sales in the foreign country’s local currency, thus exposing it to fluctuations and volatility in exchange rates that could adversely affect its operating results. Further, as we pursue customers in Asia and other less developed markets throughout the world, our potential inability to ensure the creditworthiness of counterparties could impose additional risks and affect our overall profitability. Emerging market operations in particular can present many risks, including volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls.

These factors and their impact are difficult to predict, and any one or more of them could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

The Company’s competition includes other manufacturers of air data systems and flight information displays against whom it may not be able to compete successfully.

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Competitors include Honeywell, Collins Aerospace, Thales Defense & Security, Inc., Garmin Ltd. and GE Aviation Systems. All these competitors have substantially greater financial, technical, and human capital resources than does the Company. In addition, these competitors have much greater experience in and resources for marketing their products. As a result, these competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than the Company can. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

The Company relies on third-party suppliers for components of its products, including any necessary raw materials, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.

The Company’s manufacturing process consists primarily of assembling components purchased from its supply chain. The suppliers may not continue to be available to the Company, or be able to perform or timely deliver our components. If the Company is unable to maintain relationships with key third-party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign or FAA, EASA or other approvals, which could delay the Company’s ability to ship products, and any increase in component costs, including the costs of any necessary raw materials, in the Company’s supply chain could adversely affect the Company’s results of operations.

The Company depends on key personnel to manage its business effectively, and an inability to retain its key employees and plan for management succession could adversely impact the Company’s ability to compete.

The Company’s success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance that the Company will be able to retain such employees, and the loss of some could damage its ability to execute its business strategy. The Company intends to continue hiring key management, engineering, and sales and marketing personnel. Competition for skilled personnel is intense, and the Company may not be able to attract or retain additional qualified personnel.

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. The Company cannot provide assurance that current and planned personnel levels, systems, procedures and controls will be adequate to support its current and future customer base. In such a circumstance, the Company may not be able to fully capitalize on existing and potential market opportunities. Any delays or difficulties encountered could impair the Company’s ability to attract new customers or maintain its relationships with existing customers. In addition, effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management and other key personnel could hinder our strategic planning and execution

The Company’s revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter to quarter because of a number of factors, including, but not limited to:

●	demand for products and/or delivery schedule changes by its customers;
●	capital expenditure budgets of aircraft owners and operators, and appropriation cycles of the U.S. government;
●	changes in the use of the Company’s products, including air data systems, flat panel displays, flight management systems and autothrottle technology;
●	delays in introducing or obtaining government approval for new products;
●	new product introductions by competitors;
●	changes in the Company’s pricing policies or pricing policies of competitors; and
●	costs related to possible acquisition of technologies or businesses.

If the Company is unable to respond to rapid technological change, its products could become obsolete and its reputation could suffer.

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

If the Company fails to modify or improve its products in response to evolving industry standards and government regulations, its products could rapidly become obsolete.

The Company’s products are currently subject to direct regulation by the FAA and other equivalent organizations. The Company’s products, as they relate to aircraft applications, must be approved by the FAA, EASA, or other equivalent organizations before they can be installed in an aircraft. To be certified, the Company must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company’s products are FAA approved, the Company may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the United States.

Significant delay in receiving certification for newly developed products or enhancements to the Company’s products, or the loss of certification for its existing products, could result in lost sales or delays in sales. Furthermore, new regulations or product standards, and changes to existing product standards could require the Company to change its products and underlying technology. The Company cannot ensure that it will receive regulatory approval on a timely basis or at all.

Inasmuch as the Company’s products utilize sophisticated technology and are deployed in complex aircraft cockpit environments, problems with these products may arise that could harm the Company’s reputation for quality assurance and, consequently, its business prospects.

The Company’s products use complex system designs and components that may contain errors, omissions, or defects, particularly when the Company incorporates new technologies into its products or when it releases new versions or enhancements of its existing products. Despite the Company’s quality assurance process, errors, omissions or defects could occur in its current products, in new products, or in new versions or enhancements of existing products. The Company may be required to redesign or recall those products or pay damages. Such an event could result in the following:

●	delay or loss of revenues;
●	cancellation of customer contracts;
●	diversion of development resources;
●	damage to the Company’s reputation;
●	increased service and warranty costs; or
●	litigation costs.

The Company’s product liability insurance, may not be adequate to cover its losses in the event of a large product liability claim. In addition, the Company may not be able to maintain such insurance in the future.

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions. Acquisitions, including the Transaction, involve inherent risks that may adversely affect our operating results and financial condition. The Company may be unable to successfully integrate and realize the anticipated benefits of the Transaction.

Our growth strategy includes evaluating acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise. One example is the recent asset acquisition of certain inertial, communication and navigation product lines from Honeywell. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Acquisitions, including the Transaction, involve various inherent risks, such as: our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates; difficulties in integrating acquired businesses, including the potential loss of key personnel from an acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses; the diversion of management’s attention from our existing businesses; the potential impairment of assets; potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; new and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements; and production delays associated with consolidating acquired facilities and manufacturing operations. Any past or future acquisition, including the Transaction, could also result in such risks. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results.

We may not successfully integrate business, operational, and financial activities such as internal controls, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) compliance, cyber security measures, the GDPR and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. We closed the Transaction in June 2023 and are working to integrate the Honeywell product lines into our business. The success of the Transaction, including anticipated benefits and potential additional revenue opportunities, will depend, in part, on the Company’s ability to successfully integrate the Honeywell product lines in a manner that results in various benefits, including, among other things, enhancing the Company’s current offerings in the air transport, military and business aviation markets, creating potential cost synergies, accelerating the Company’s growth and enhancing its global reputation. The ongoing process of integrating the Transaction could result in a loss of key personnel, cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Company to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the Transaction could have an adverse effect on the business, financial condition, operating results and prospects of the Company. If the Company experiences difficulties in the integration process, including those listed above, the Company may fail to realize the anticipated benefits of the Transaction in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, lost cost savings and revenue opportunities and diversion of management’s time and energy, and could have an adverse effect on the Company’s business, financial condition, operating results and prospects. If we fail to successfully integrate such transaction, or any future transactions, our business could be materially harmed. In connection with our acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.

Risks Related to Intellectual Property, Privacy, Cybersecurity, and Technical Infrastructure

The Company’s success depends on its ability to protect its proprietary rights against potential risk of infringement. If the Company is unable to protect and enforce its intellectual property rights, it may be unable to compete effectively.

The Company’s success and ability to compete will depend in part on its ability to obtain and maintain patent or other protection for its technology and products, both in the United States and internationally. In addition, the Company must operate without infringing the proprietary rights of others.

As of September 30, 2023, the Company holds 32 U.S. patents and has three U.S. patent applications pending relating to its technology. In addition, the Company holds 85 international patents and has six international patent applications pending. The Company cannot be certain that patents will be issued on any of its present or future applications. In addition, existing patents or future patents may not adequately protect the Company’s technology if they are not broad enough or are successfully challenged, or if other entities are able to develop competing methods without violating its patents. If the Company is not successful in protecting its intellectual property, competitors could begin to offer products that incorporate its technology. Patent protection involves complex legal and factual questions, and, therefore, is highly uncertain. Litigation relating to intellectual property is often very time consuming and expensive. If a successful claim of patent infringement were made against the Company, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company might not be able to produce and sell some of its products. Further, the Company has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property.

A cyber security incident or other technology disruption could have a negative impact on our business.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats of terrorism events, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with IT systems for certain customers and other third parties, for which we face similar security threats as for our own, in particular the DoD. In particular, cybersecurity threats—which include, but are not limited to, computer viruses, spyware and malware, attempts to access information, denial of service attacks and other electronic security breaches—are persistent and evolve quickly. In general, such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks, if not effectively mitigated or controlled, could materially harm our business or reputation. There can be no assurance that actions we have taken to implement appropriate measures and controls will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data.

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

Legal and Regulatory Risks

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

The Company’s future results could be affected negatively by changes in the effective tax rate due to changes in the Company’s overall profitability, changes to statutory tax rates in the United States and in other jurisdictions, changes in tax legislation, and the results of audits and examinations of previously filed tax returns. In addition, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations. Further, the nature and impact of any future changes to tax law, and the resulting impact on our business, financial condition and results of operations, are uncertain.

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

The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal control over financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, the Company is required to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting.

The Company’s compliance with Section 404 requires that it compile the system and process documentation necessary to perform an appropriate evaluation. During the evaluation and testing process, if the Company identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that its internal control over financial reporting is effective. The Company cannot assure you that there will not be material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability to accurately report its financial condition, results of operations or cash flows. If the Company is unable to conclude that its internal control over financial reporting is effective, or if its independent registered public accounting firm determines the Company has a material weakness or significant deficiency in its internal control over financial reporting once that firm begin its reviews, the Company could lose investor confidence in the accuracy and completeness of its financial reports, the market price of its common stock could decline, and it could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.

Risks Related to Our Common Stock, Capital Markets and Indebtedness

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on NASDAQ. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

Our common stock has experienced and may continue to experience price fluctuations, which could cause you to lose a significant portion of your investment and interfere with our efforts to grow our business.

Stock markets are subject to significant price fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically. For example, the war in the Middle East and the war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in the U.S. and global markets and industries and are expected to have a negative impact on the U.S. and broader global economies. The timing of your purchase and sale of our common stock relative to fluctuations in its trading price may result in you losing a significant portion of your investment.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, shareholders must rely on appreciation of the value of our common stock for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors in this offering for the foreseeable future.

Volatility and weakness in capital markets may adversely affect credit availability and related financing costs, which could adversely affect the Company.

Bank and capital markets can experience periods of volatility and disruption. During these periods of volatility and disruption, risks to the Company include:

●	declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;
●	reprioritization of government spending away from defense programs in which the Company participates;
●	reduced access to credit sources; and
●	disruptions in supplies associated with any financial constraints faced by vendors.

There are risks associated with our outstanding and future indebtedness.

On June 28, 2023, the Company and one of its subsidiaries entered into an Amendment to Loan Documents (the “Loan Amendment”) with PNC Bank, National Association (“PNC”), which amends certain terms of that certain Loan Agreement entered into by the parties on May 11, 2023 (the “Loan Agreement” and, as amended, the “Amended Loan Agreement”) and (ii) a corresponding Term Note in favor of PNC (the “Term Note”), which together provide for a senior secured term loan in an aggregate principal amount of $20.0 million, with a maturity date of June 28, 2028 (the “Term Loan”). In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Revolving Line of Credit Note in favor of PNC, executed May 11, 2023 (“Line of Credit Note”), provides for a senior secured revolving line of credit in an aggregate principal amount of $10.0 million, with an expiration date of May 11, 2028 (the “Revolving Line of Credit”). As of September 30, 2023, the balance of the Term Loan amounted to $19.5 million. There was no balance drawn on the Revolving Line of Credit as of September 30, 2023.

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

In addition, all the agreements governing our indebtedness subject us to continued compliance with certain financial and negative covenants. The Company was in compliance with all applicable covenants throughout and at September 30, 2023. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results.

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment, and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provides for a senior secured term loan in an aggregate principal amount of $20,000,000, with a maturity date of June 28, 2023.

The interest rate applicable to loans outstanding under the Restated Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the Restated Line of Credit Note) plus (B) an unadjusted spread of Applicable SOFR Margin (as defined in the Restated Line of Credit Note) plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio.

The foregoing descriptions of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider do not purport to be complete and are qualified in their entirety by reference to the full text of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider, which are filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, to the Current Report on Form 8-K filed December 22, 2023 and are incorporated therein by reference.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

In fiscal 2001, the Company purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. Such expansion would provide for a 65,400 square foot facility which the Company believes is adequate to meet the needs of the Company for the foreseeable future.

The Company leased two separate hangars to house the Company’s airplanes in New Castle County, Delaware under month-to-month leases. One hangar lease expired with the sale of the Pilatus PC-12 airplane during the quarter ended September 30, 2022. The annual lease expense for both hangars was approximately $52,000. On November 30, 2023, the Company sold its King Air aircraft. and cancelled the remaining month-to-month hangar lease.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been traded on the NASDAQ Global Select Market® tier of the NASDAQ Stock Market, LLC under the symbol “ISSC” since its initial public offering on August 4, 2000.

Holders of Common Stock

As of January 8, 2024, there were approximately seven registered holders of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions in “street name.”

Dividends

The Company’s Board of Directors (the “Board”) previously declared special cash dividends in the amount of $0.65 per share in fiscal 2020 and $0.50 per share in fiscal 2021. The Company did not pay cash dividends in fiscal years 2022 and 2023. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Board and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statements of operations data for the fiscal years ended September 30, 2023, 2022 and 2021 and the balance sheet data as of September 30, 2023 and 2022 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2020 and 2019 and the balance sheet data as of September 30, 2021, 2020 and 2019 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2023	2022	2021	2020	2019
Statements of Operations Data:
Net sales	$34,808,513	$27,740,695	$23,044,796	$21,595,199	$17,572,589
Cost of sales	13,497,442	11,066,314	10,263,166	9,793,224	7,676,119
Gross profit	21,311,071	16,674,381	12,781,630	11,801,975	9,896,470
Research and development	3,129,518	2,705,140	2,622,919	2,955,976	2,489,806
Selling, general and administrative	10,822,505	6,753,915	6,257,732	6,100,545	5,877,920
Total operating expenses	13,952,023	9,459,055	8,880,651	9,056,521	8,367,726
Operating income	7,359,048	7,215,326	3,900,979	2,745,454	1,528,744
Interest expense	(393,281)	—	—	—	—
Interest income	518,188	61,051	1,234	154,950	249,620
Other income	151,317	65,232	74,906	60,497	73,737
Income before income taxes	7,635,272	7,341,609	3,977,119	2,960,901	1,852,101
Income tax expense (benefit)	1,607,517	1,817,831	(1,087,783)	(308,882)	1,805
Net Income	$6,027,755	$5,523,778	$5,064,902	$3,269,783	$1,850,296

Net income per common share:
Basic	$0.35	$0.32	$0.29	$0.19	$0.11
Diluted	$0.35	$0.32	$0.29	$0.19	$0.11

Cash dividends declared per common share	$—	$—	$0.50	$0.65	$—

Weighted average shares outstanding:
Basic	17,411,684	17,256,750	17,225,423	16,939,302	16,867,550
Diluted	17,419,185	17,257,871	17,226,620	17,114,191	16,942,447

	As of September 30,
	2023	2022	2021	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$3,097,193	$17,250,546	$8,265,606	$12,603,967	$22,416,830
Restricted cash	—	—	—	11,180,900	—
Working capital	28,274,744	24,262,016	15,218,172	19,473,305	27,739,070
Total assets	62,957,451	34,705,323	27,086,000	41,545,837	38,557,025
Total shareholders’ equity	38,636,984	30,749,955	24,585,081	27,769,031	36,208,152

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

Overview

The Company was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services, air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and OEMs. The Company supplies integrated FMS, FPDS, FPDS with autothrottle, air data equipment, integrated standby units, integrated standby units with autothrottle and advanced GPS receivers that enable reduced carbon footprint navigation, communication and navigation products and inertial reference units.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, the DoD/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable the Company to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

The Company sells to both the OEM and the retrofit markets. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries. Occasionally, the Company sells its products directly to the DoD; however, the Company sells its products primarily to commercial customers for end use in DoD programs. Sales to defense contractors are generally made on commercial terms, although some of the termination and other provisions of government contracts are applicable to these contracts. The Company’s retrofit projects are generally pursuant to either a direct contract with a customer or a subcontract with a general contractor to a customer (including government agencies).

In June 2023, the Company entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million (the “Transaction”).

The exclusive licensing of these product lines from Honeywell is a unique opportunity for the Company that enhances its current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes the Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance value propositions.

Cost of sales related to product and service sales comprises materials, components and third-party avionics purchased from suppliers, direct labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet the Company’s specifications. The overhead portion of cost of sales primarily comprises salaries and benefits, building occupancy costs, supplies and outside service costs related to production, purchasing, material control and quality control. Cost of sales also includes warranty costs.

Cost of sales related to EDC sales comprises engineering labor, consulting services and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales, with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded R&D expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative (“SG&A”) expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting and other general corporate expenses.

The Company sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics, including the COVID-19 pandemic, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 or similar pandemics will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
	2023	2022	2021
Net sales:
Product	64.9%	80.7%	81.3%
Customer service	31.8%	17.6%	17.5%
Engineering development contracts	3.3%	1.7%	1.2%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	28.0%	33.9%	37.7%
Customer service	9.7%	5.4%	6.5%
Engineering development contracts	1.1%	0.6%	0.3%
Total cost of sales	38.8%	39.9%	44.5%

Gross profit	61.2%	60.1%	55.5%

Operating expenses:
Research and development	9.0%	9.8%	11.4%
Selling, general and administrative	31.1%	24.3%	27.1%
Total operating expenses	40.1%	34.1%	38.5%

Operating income	21.1%	26.0%	17.0%

Interest expense	(1.1)%	0.0%	0.0%
Interest income	1.5%	0.2%	0.0%
Other income	0.4%	0.2%	0.3%

Income before income taxes	21.9%	26.4%	17.3%

Income tax expense (benefit)	4.6%	6.5%	(4.7)%

Net income	17.3%	19.9%	22.0%

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022

Net sales. Net sales in fiscal 2023 increased $7.1 million, or 25.5%, to $34.8 million from $27.7 million in fiscal 2022. Product sales in fiscal 2023 increased $0.2 million compared to fiscal 2022. EDC sales increased $0.7 million, or 146.8% compared to fiscal 2022, reflecting increased EDC business. Customer service sales increased $6.2 million, or 127.2% from fiscal 2022. The increase in customer service sales primarily reflects customer service sales of $5.8 million due to the Honeywell Agreement. The increase in product sales primarily reflects increased shipments of displays to general aviation customers and commercial transport customers of $0.7 million and $0.6 million, respectively. Military product sales decreased $1.1 million due to reduced business volume.

Cost of sales. Cost of sales was $13.5 million, or 38.8% of net sales, in fiscal 2023 compared to $11.1 million, or 39.9% of net sales, in fiscal 2022. The increase in cost of sales was primarily the result of an increase in customer service sales volume. The Company’s overall gross margin in fiscal 2023 was 61.2% compared to 60.1% in fiscal 2022. The fiscal 2023 gross margin percentage increase was primarily attributable to increased customer service sales that typically generate higher gross margins than manufactured products.

Research and development. R&D expenses were $3.1 million in fiscal 2023 and $2.7 million in fiscal 2022. R&D expense decreased to 9.0% of net sales in fiscal 2023 compared to 9.8% of net sales in fiscal 2022. The increase in R&D expense resulted primarily from increased personnel and related benefits, offset by the increase of EDC contract activity whose costs are reflected in cost of sales rather than R&D expense.

Selling, general, and administrative. SG&A expenses increased $4.0 million or 60.2%, to $10.8 million from $6.8 million in fiscal 2022. SG&A expenses in fiscal 2022 were reduced by inclusion of a gain of $1.2 million from the sale of the PC-12 aircraft. The increase in SG&A expense in fiscal 2023 was primarily the result of increased stock compensation expense and legal fees, professional fees, audit fees and amortization expense primarily related to the Transaction and increased board director fees.

Interest income. Interest income of $0.5 million in fiscal 2023 increased by $0.4 million as compared to interest income in fiscal 2022 of $0.1 million. The increase in interest income was primarily the result of the increase in the average cash balance in fiscal 2023 and a general increase in interest rates as compared to fiscal 2022.

Other income. Other income was $0.2 million in fiscal 2023, an increase of $.01 million in fiscal 2022.

Income taxes. Income tax expense was $1.6 million in fiscal 2023 as compared to income tax expense of $1.8 million in fiscal 2022. The effective tax rate in fiscal 2023 was 21.1% as compared to 24.8% in fiscal 2022. The higher tax and effective tax rate in fiscal 2022 as compared to fiscal 2023 primarily reflects higher state tax due to tax on the gain from the sale of the PC-12 aircraft.

Net income. As a result of the factors described above, the Company’s net income in fiscal 2023 was $6.0 million compared to net income of $5.5 million in fiscal 2022. On a fully diluted basis, net income per share was $0.35 in fiscal 2023, compared to a net income of $0.32 per share in fiscal 2022.

Fiscal Year Ended September 30, 2022 Compared to Fiscal Year Ended September 30, 2021

Net sales. Net sales for fiscal 2022 increased $4.7 million, or 20.4%, to $27.7 million from $23.0 million for fiscal 2021. For fiscal 2022, product sales increased $3.7 million, or 19.6% and customer service sales increased $0.8 million, or 21.0%, from fiscal 2021. This increase in product sales primarily reflects increased shipments of aftermarket retrofit displays to commercial customers. OEM sales to general aviation customers were relatively flat compared to fiscal 2021 at $10.4 million. Military sales were up slightly from fiscal 2021 at $2.8 million, which was up $0.3 million, or a 13.5% increase. The increase in customer service revenue was mainly due to increases in repair work for the Department of Defense.

Cost of sales. Cost of sales was $11.1million, or 39.9% of net sales, for fiscal 2022 compared to $10.3 million, or 44.5% of net sales, in fiscal 2021. The increase in cost of sales was primarily the result of an increase in product sales volume. The Company’s overall gross margin in fiscal 2021 was 60.1% compared to 55.5% in fiscal 2021. The fiscal 2022 gross margin percentage increase was attributable to operating leverage achieved due to increased sales that resulted in increased cost absorption, as well as a favorable product mix.

Research and development. R&D expense was $2.7 million for fiscal 2022 and $2.6 million for fiscal 2021. R&D expense decreased to 9.8% of net sales in fiscal 2022 compared to 11.4% of net sales in fiscal 2021. This decrease in R&D expense as a percent of net sales was due to lower salaries and benefits due to lower headcount, along with fewer R&D related projects, including STC certifications.

Selling, general, and administrative. SG&A expense increased $0.5 million or 7.9% to $6.8 million from $6.3 million in fiscal 2021. The increase in SG&A expense was primarily the result of increased legal, and professional fees, with an offset due to a gain on the sale of a PC-12 aircraft.

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

Income taxes. Income tax expense was $1.8 million for fiscal 2022 as compared to an income tax benefit of $1.1 million in fiscal 2021. The effective tax rate benefit for fiscal 2021 was 27.4% and differs from the statutory rate primarily due to the release of the valuation allowance for all federal and state deferred tax assets. This release both increased the deferred tax asset and removed the valuation allowance. Fiscal 2022 income tax expense of $1.8 million represents income taxes due based on an effective tax rate of 24.7% with no related allowances.

Net income. As a result of the factors described above, the Company’s net income for fiscal 2022 was $5.5 million compared to net income of $5.1 million for fiscal 2021. On a fully diluted basis, net income per share was $0.32 for fiscal 2022, compared to a net income of $0.29 per share for fiscal 2021.

Liquidity and Capital Resources

Sources of Liquidity

The following table highlights key financial measurements of the Company:

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$3,097,193	$17,250,546
Accounts receivable	$9,743,714	$4,297,457
Current assets	$34,673,703	$28,202,319
Current liabilities	$6,398,959	$3,940,303
Contract liability	$143,359	$259,183
Other non-current liabilities	$17,921,508	$15,065
Quick ratio (1)	2.01	5.47
Current ratio (2)	5.42	7.16

	Twelve Months Ended September 30,
	2023	2022	2021
Cash flow activities:
Net cash provided by operating activities	$2,096,174	$6,094,440	$4,592,499
Net cash (used in) provided by investing activities	(36,158,373)	2,589,346	(340,678)
Net cash provided by (used in) financing activities	19,908,846	301,154	(19,771,082)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(2)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity for operations has been cash flows from current year operations and cash accumulated from prior years’ operations. Cash is used principally to finance inventory, accounts receivable, contract assets, and payroll, as well as the Company’s known contractual and other commitments (including those described in Note 19, “Lease Recognition.”

Debt Facility

In connection with the Transaction, the Company entered into the Term Loan with PNC for $20.0 million to fund a portion of the Transaction (see Note 20, “Loan Agreement” for further details). In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Line of Credit Note in favor of PNC, executed on May 11, 2023, provides for the senior secured Revolving Line of Credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028.

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents and a corresponding Amended and Restated Revolving Line of Credit Note and Amended and Restated Line of Credit and Investment Sweep Rider. See Note 21, “Subsequent Events”.

Stifel Sales Agreement

On September 22, 2023, the Company entered into an at-the-market equity offering Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time through the Sales Agent up to $40 million of shares of its common stock. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267595), which was declared effective by the SEC on October 14, 2022. The Company filed a prospectus supplement, dated September 22, 2023, with the SEC in connection with the offer and sale of the shares. Subject to the terms and conditions of the ATM Sales Agreement, the Sales Agent will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based upon the Company’s instructions. The Company is not obligated to sell any shares under the ATM Sales Agreement, and the Company or the Sales Agent may at any time suspend solicitation and offers under the ATM Sales Agreement or terminate the ATM Sales Agreement. The Company has provided the Sales Agent with customary indemnification rights, and the Sales Agent will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of the shares of the Company’s common stock sold through the Sales Agent. Sales of the shares of the Company’s common stock, if any, under the ATM Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on or through NASDAQ or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law.

During the year ended September 30, 2023, we did not sell any shares of common stock under the ATM Sales Agreement.

Future Funding Requirements

The Company’s existing cash balances, anticipated cash flows from operations and current banking facility are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months.

Apart from what has been disclosed above, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The Board previously declared special cash dividends in the amount of $0.65 per share in fiscal 2020 and $0.50 per share in fiscal 2021. The Company did not pay cash dividends in fiscal 2022 or 2023. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating Activities

The Company generated $2.1 million of cash from operating activities during fiscal 2023, as compared to cash generated of $6.1 million during fiscal 2022. The cash generated by operating activities for the year ended September 30, 2023 was primarily generated by net income of $6.0 million, increase in non-cash compensation expenses for stock options and stock awards of $0.8 million and $0.7 million, respectively, and depreciation and amortization expense of $0.7 million, partially offset by increases to accounts receivable of $5.4 million and an increase in inventories of $0.8 million.

The Company generated $6.1 million of cash in operating activities during fiscal 2022, as compared to cash generated of $4.6 million during fiscal 2021. The cash generated by operating activities for the year ended September 30, 2022 was primarily generated by net income of $5.5 million, increase in accrued expenses of $1.3 million and a decrease in deferred income tax assets of $1.0 million, partially offset by the gain on sale of the Company’s Pilatus PC-12 airplane of $1.2 million and an increase in inventories of $0.7 million.

Investing Activities

Cash used in investing activities was $36.2 million for fiscal year 2023. On June 30, 2023, the Company entered into the Honeywell Agreement with Honeywell for cash consideration of $35.9 million whereby Honeywell sold the Company certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The Transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The Transaction enhances the Company’s current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes this agreement can help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance value propositions. In addition, the Company spent $0.3 million for the purchase of test equipment and computer hardware. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

In connection with the Transaction, the Company entered into the Term Loan with PNC for $20.0 million to fund a portion of the Transaction (see Note 20, “Loan Agreement” for further details). The preliminary purchase consideration was $35.9 million in cash.

Cash provided by investing activities was $2.6 million for fiscal year 2022 and consisted primarily of proceeds from the sale of the Company’s Pilatus PC-12 airplane offset by spending of $0.2 million primarily for quality test equipment and computer hardware. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Cash provided by financing activities was $19.9 million for fiscal year 2023 and primarily consisted of proceeds from the Term Loan with PNC for $20.0 million to fund a portion of the Honeywell Agreement with Honeywell, proceeds from the exercise of stock options for $0.4 million and the paydown of the Term Loan for $0.5 million.

Cash provided by financing activities was $0.3 million for fiscal year 2022 and consisted of proceeds from employees’ exercise of stock options.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. The Company has experienced increases in expenditures since its inception and anticipates that expenditures will remain relatively constant with the levels experienced in fiscal 2023 and fiscal 2022. The Company believes that its cash and cash equivalents and current banking facility will provide sufficient capital to fund operations for at least the next twelve months. Furthermore, the Company may need to develop and introduce new or enhanced products to respond to competitive pressures, to invest in or acquire businesses or technologies or to respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or to compete effectively.

Inflation

The Company does not believe inflation had a material effect on its financial position or results of operations during the past three years; however, it cannot predict future effects of inflation.

Environmental, Social and Governance Considerations

In recent years, environmental, social and governance (“ESG”) issues have become an increasing area of focus for some of our shareholders, customers and suppliers. Management and the Board are committed to identifying, assessing and understanding the potential impact of ESG issues and related risks on the Company’s business model, as well as potential areas for ESG related improvements.

We are committed to recruiting, motivating and developing a diversity of talent. We are an equal opportunity employer and a Vietnam Era Veterans’ Readjustment Assistance Act federal contractor. All qualified applicants receive consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability status, protected veteran status or any other characteristic protected by law.

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

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and consolidated results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. Management has determined that the most critical accounting policies and estimates are those related to revenue recognition, inventory valuation and valuation of tangible and intangible assets acquired. On an ongoing basis, the Company’s management evaluates its estimates based upon historical experience and various other assumptions that it believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, autothrottles and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude and engine and fuel data measurements.

Revenue from Contracts with Customers

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment terms are defined by when payment is typically due. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Most of our revenue is derived from purchases under which we provide a specific product or service and, as a result, there is only one performance obligation. In the event that a contract includes multiple promised goods or services, such as an EDC contract, which includes both engineering services and a resulting product shipment, the Company must apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. In these cases, the Company considers whether the customer could, on its own, or together with other resources that are readily available from third parties, produce the physical product using only the output resulting from the Company’s completion of engineering services. If the customer cannot produce the physical product, then the promised goods or services are accounted for as a combined performance obligation.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Historically, the Company has also recognized revenue from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor and overhead costs.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract.

Customer Service Revenue

The Company enters into sales arrangements with customers for the repair or upgrade of its various products that are not under warranty. The Company’s customer service revenue and cost of sales are included in product and service sales and product and service cost of sales, respectively, on the accompanying consolidated statements of operations.

Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable but that are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. The Company also uses best estimates and assumptions to determine the useful lives of those acquired intangible assets that have a finite life.

Critical estimates in valuing certain of the intangible assets and goodwill acquired include:

●	future expected cash flows from customer contracts and license agreements;
●	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; and
●	discount rates.

Inventory valuation

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value. Inventories are written down for estimated obsolescence equal to the difference between inventory cost and estimated net realizable value based on a combination of historical usage and assumptions based on expected usage related to estimated future customer and market demands. The Company’s method of valuing inventory contains uncertainties because the calculation requires management to consider inventory aging, to make assumptions regarding expected usage and to apply judgments on forecasted future demand, market conditions and technological obsolescence. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

New Accounting Pronouncements

In June 2016, Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements or related disclosures.

As new accounting pronouncements are issued, we will adopt those that are applicable.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries. The Company currently derives the majority of its revenues from the sale and service of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2023, 2022 and 2021 net sales outside the United States amounted to $15.5 million, $11.1 million and $8.4 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. The Company does not participate in interest rate hedging. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal 2023 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $99,000. This would have resulted in a net impact on cash of approximately $99,000 for fiscal 2023.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company listed in the index appearing under Item 8 herein are filed as part of this Annual Report on Form 10-K.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Acquired License Agreements and Customer Relationships

As described further in Note 4 to the financial statements, on June 30, 2023, the Company entered into an Asset Purchase and License Agreement with Honeywell International, Inc., whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The acquisition was accounted for as a business combination. The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement principles. The allocation of the total purchase consideration to the estimated fair values of the acquired license agreements and customer relationships were $5.7 million and $10.7 million, respectively.

Management estimated the fair value of the acquired license agreements using the relief from royalty method, and estimated the fair value of the acquired customer relationships using the multi-period excess earnings method. The significant assumptions include: (i)

future expected cash flows from customer contracts and license agreements, (ii) historical and expected customer attrition rates, and (iii) discount rates.

We identified the fair value of the acquired license agreements and customer relationships intangible assets as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the fair value of the acquired license agreements and customer relationships intangible assets included the following, among others.

•	Evaluated the design and implementation of key controls relating to the fair valuations performed on the acquired license agreements and customer relationships intangible assets. These procedures included, among others, understanding management’s processes over the development of the fair value estimate and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
•	Tested the mathematical accuracy of the valuation models utilized by the Company and the completeness, accuracy and relevance of underlying data used in the model.
•	Assessed the reasonableness of management’s estimated net cash flows by inquiring of management regarding its processes for developing projected financial information and comparing the projections to historical results achieved by Honeywell and evaluating available evidence from after the transaction.
•	Evaluated the reasonableness of management’s revenue attrition assumptions and tested the source information, including the number of existing customers through inspection of customer contracts.

•Utilized valuation specialists to evaluate the reasonableness of the discount rates used in the valuation.

•	Conducted sensitivity analysis around the discount rate and revenue attrition assumptions utilized by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

January 12, 2024

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$3,097,193	$17,250,546
Accounts receivable	9,743,714	4,297,457
Contract assets	487,139	162,742
Inventories	6,139,713	5,349,104
Prepaid inventory	12,069,114	—
Prepaid expenses and other current assets	1,073,012	1,142,470
Assets held for sale	2,063,818	—

Total current assets	34,673,703	28,202,319

Goodwill	3,557,886	—
Intangible assets, net	16,185,321	60,348
Property and equipment, net	7,892,427	6,292,189
Deferred income taxes	456,392	46,487
Other assets	191,722	103,980

Total assets	$62,957,451	$34,705,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$2,000,000	$—
Accounts payable	1,337,275	708,845
Accrued expenses	2,918,325	2,972,275
Contract liabilities	143,359	259,183

Total current liabilities	6,398,959	3,940,303

Long-term debt	17,500,000	—
Other liabilities	421,508	15,065

Total liabilities	24,320,467	3,955,368

Commitments and contingencies (See Note 16)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2023 and 2022	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,543,441 and 19,412,664 issued at September 30, 2023 and 2022, respectively	19,543	19,413

Additional paid-in capital	54,317,265	52,458,121
Retained earnings (accumulated deficit)	5,668,713	(359,042)
Treasury stock, at cost, 2,096,451 shares at September 30, 2023 and at September 30, 2022	(21,368,537)	(21,368,537)

Total shareholders’ equity	38,636,984	30,749,955

Total liabilities and shareholders’ equity	$62,957,451	$34,705,323

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Net Sales:
Product	$22,589,657	$22,400,159	$18,725,789
Customer service	11,086,062	4,879,591	4,034,294
Engineering development contracts	1,132,794	460,945	284,713
Total net sales	34,808,513	27,740,695	23,044,796

Cost of sales:
Product	9,715,517	9,402,900	8,695,568
Customer service	3,386,122	1,502,899	1,489,942
Engineering development contracts	395,803	160,515	77,656
Total cost of sales	13,497,442	11,066,314	10,263,166

Gross profit	21,311,071	16,674,381	12,781,630

Operating expenses:
Research and development	3,129,518	2,705,140	2,622,919
Selling, general and administrative	10,822,505	6,753,915	6,257,732
Total operating expenses	13,952,023	9,459,055	8,880,651

Operating income	7,359,048	7,215,326	3,900,979

Interest expense	(393,281)	—	—
Interest income	518,188	61,051	1,234
Other income	151,317	65,232	74,906
Income before income taxes	7,635,272	7,341,609	3,977,119

Income tax expense (benefit)	1,607,517	1,817,831	(1,087,783)

Net income	$6,027,755	$5,523,778	$5,064,902

Net income per common share:
Basic	$0.35	$0.32	$0.29
Diluted	$0.35	$0.32	$0.29

Weighted average shares outstanding:
Basic	17,411,684	17,256,750	17,225,423
Diluted	17,419,185	17,257,871	17,226,620

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2020	$19,311	$51,458,787	$(2,340,530)	$(21,368,537)	$27,769,031

Share-based compensation	—	181,350	—	—	181,350
Exercise of stock options	5	17,005	—	—	17,010
Issuance of stock to directors	27	159,953	—	—	159,980
Dividends declared	—	—	(8,607,192)	—	(8,607,192)
Net income	—	—	5,064,902	—	5,064,902

Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	166,617	—	—	166,617
Exercise of stock options	43	301,111	—	—	301,154
Issuance of stock to directors	27	173,298	—	—	173,325
Net income	—	—	5,523,778	—	5,523,778

Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	39	1,123,902	—	—	1,123,941
Exercise of stock options	58	408,789	—	—	408,847
Issuance of stock to directors	33	326,453	—	—	326,486
Net income	—	—	6,027,755	—	6,027,755

Balance, September 30, 2023	$19,543	$54,317,265	$5,668,713	$(21,368,537)	$38,636,984

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,027,755	$5,523,778	$5,064,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	697,943	368,499	432,176
Share-based compensation expense
Stock options	756,198	166,617	181,350
Stock awards	694,230	173,325	159,980
Impairment of long-lived assets	44,400	—	—
Gain on disposal of property and equipment	—	(1,191,743)	—
Excess and obsolete inventory cost (recovery)	44,308	—	(100,446)
Deferred income taxes	9,503	1,017,335	(1,193,511)
(Increase) decrease in:
Accounts receivable	(5,446,257)	(251,120)	322,774
Contract assets	(324,397)	(162,742)	—
Inventories	(834,917)	(708,859)	(153,611)
Prepaid expenses and other current assets	69,458	(309,394)	(157,967)
Other non-current assets	(101,356)	—	—
Increase (decrease) in:
Accounts payable	628,430	85,224	(167,272)
Accrued expenses	203,754	1,272,826	(4,655)
Income taxes	(257,055)	269,015	104,640
Contract liabilities	(115,823)	(158,321)	104,139
Net cash provided by operating activities	2,096,174	6,094,440	4,592,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(298,373)	(161,230)	(340,678)
Proceeds from the sale of property and equipment	—	2,750,576	—
Acquisition of a business	(35,860,000)	—	—
Net cash (used in) provided by investing activities	(36,158,373)	2,589,346	(340,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	408,846	301,154	17,010
Debt payments	(500,000)	—	—
Debt proceeds	20,000,000	—	—
Dividend paid	—	—	(19,788,092)
Net cash provided by (used in) financing activities	19,908,846	301,154	(19,771,082)

Net (decrease) increase in cash and cash equivalents and restricted cash	(14,153,353)	8,984,940	(15,519,261)
Cash and cash equivalents and restricted cash, beginning of year	17,250,546	8,265,606	23,784,867

Cash and cash equivalents and restricted cash, end of year	$3,097,193	$17,250,546	$8,265,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,855,069	$531,481	$1,089

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated Flight Management Systems (“FMS”), Flat Panel Display Systems (“FPDS”), FPDS with Autothrottle, air data equipment, Integrated Standby Units (“ISU”), ISU with Autothrottle and advanced GPS receivers that enable reduced carbon footprint navigation, communications, navigation and inertial reference products.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, DoD/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries.

On June 30, 2023 (the “Acquisition Date”), the Company entered into an Asset Purchase and License Agreement (the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines (the “Product Lines”) to the Company (the “Transaction”). The Transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. See Note 4, “Acquisition” for more details.

On September 22, 2023, the Company entered into an at-the-market equity offering Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time through the Sales Agent up to $40 million of shares of its common stock. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267595), which was declared effective by the SEC on October 14, 2022. The Company filed a prospectus supplement, dated September 22, 2023, with the SEC in connection with the offer and sale of the shares. Subject to the terms and conditions of the ATM Sales Agreement, the Sales Agent will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based upon the Company’s instructions. The Company is not obligated to sell any shares under the ATM Sales Agreement, and the Company or the Sales Agent may at any time suspend solicitation and offers under the ATM Sales Agreement or terminate the ATM Sales Agreement. The Company has provided the Sales Agent with customary indemnification rights, and the Sales Agent will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of the shares of the Company’s common stock sold through the Sales Agent. Sales of the shares of the Company’s common stock, if any, under the ATM Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on or through NASDAQ or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law.

During fiscal 2023, we did not sell any shares of common stock under the ATM Sales Agreement.

2.  Concentrations

Major Customers and Products

In fiscal 2023, 2022 and 2021, the Company derived 54%, 58% and 59%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers was $3.5 million, $3.3 million and $2.1 million as of September 30, 2023, 2022 and 2021, respectively.

In fiscal year 2023, the three largest customers, Pilatus, ATSG and Textron accounted for 23%, 12% and 10% of total revenue, respectively. In fiscal year 2022, the three largest customers, Pilatus, ATSG and Textron accounted for 22%, 11% and 11% of total revenue, respectively. In fiscal year 2021, the two largest customers, Pilatus and Textron accounted for 20% and 17% of total revenue, respectively.

Flat panel product sales were 99%, 98% and 88% of total product sales in the years ended September 30, 2023, 2022 and 2021, respectively. Product sales of air data systems and components were 1%, 2% and 12% of total product sales for the years ended September 30, 2023, 2022 and 2021, respectively. Product sales to government contractors and agencies accounted for approximately 9%, 14% and 18% of total product sales during fiscal years 2023, 2022 and 2021, respectively. The government agency or general contractor typically retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, IS&S is typically entitled to an equitable adjustment to the contract price so that it would be compensated for delivered items and allowable costs incurred. Accordingly, because these contracts can be terminated, the Company cannot be assured that its backlog will result in sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal 2023, the Company had four suppliers that accounted for 49.0% of the Company’s total inventory related purchases. During fiscal 2022, the Company had three suppliers that accounted for 33.7% of the Company’s total inventory related purchases. During fiscal 2021, the Company had one supplier that accounted for 14.9% of the Company’s total inventory related purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and accounts receivable. The Company invests its excess cash where preservation of principal is the major consideration. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. The Company’s customer base consists principally of companies within the aviation industry. The Company requests advance payments and/or letters of credit from customers that it considers to be significant credit risks.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

The Company presented intangible assets, net, separately in the consolidated balance sheet as of September 30, 2023. In order to conform to the presentation of the consolidated balance sheet as of September 30, 2023, the Company reclassified $60,348 from other assets to intangible assets, net, in the consolidated balance sheet as of September 30, 2022. This reclassification has no impact on the Company’s net income for the years ended September 30, 2023 and 2022.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on EDC programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Acquisitions

The Company evaluates each of its acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business.

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but these assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

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

Intangible Assets

The Company’s identifiable intangible assets primarily consist of license agreements and customer relationships. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and are reported separately from any goodwill recognized.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2023 and 2022 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consists of the following:

	September 30,	September 30,
	2023	2022
Raw materials	$5,162,177	$4,451,045
Work-in-process	966,888	795,723
Finished goods	10,648	102,336
	$6,139,713	$5,349,104

Assets Held for Sale

Asset to be disposed of by sale (“disposal groups”) are reclassified into “assets held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.

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

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat-panel display systems, flight information computers, autothrottles and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude and engine and fuel data measurements.

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

1)Identify the contract with a customer

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

5)Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Historically, the Company has also recognized revenue from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor and overhead costs.

Contract Estimates

Accounting for performance obligations in long-term contracts that are satisfied over time involves the use of various techniques to estimate progress towards satisfaction of the performance obligation. The Company typically measures progress based on costs incurred compared to estimated total contract costs. Contract cost estimates are based on various assumptions to project the outcome of future events that often span more than a single year. These assumptions include the amount of labor and labor costs, the quantity and cost of raw materials used in the completion of the performance obligation and the complexity of the work to be performed.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the fiscal years ended September 30, 2023 and 2022. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2023 and 2022.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2022	$162,742	$259,183
Amount transferred to receivables from contract assets	—	—
Contract asset additions	324,397	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(240,944)
Increases due to invoicing prior to satisfaction of performance obligations	—	125,120
September 30, 2023	$487,139	$143,359

Lease Recognition

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material.

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years and tax planning strategies which are both prudent and feasible. For the year ended September 30, 2021, the valuation allowance was released against all federal and state deferred tax assets with the exception of certain state net operating losses due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

The Company files a consolidated U.S. federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities, and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate and any related estimated interest. Management believes that it has made adequate accruals for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law to provide emergency assistance to affected individuals, families and businesses. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Cuts and Jobs Act of 2017, thereby allowing for the carryback of losses arising in tax years beginning before December 31, 2017 to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback freed up previously utilized R&D credits which resulted in an estimated increase in the R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was setup for this amount as of March 31, 2020, and the cash has since been received.

In December 2020, the Consolidations Appropriations Act of 2020 (“CAA”) was enacted as a supplement to the CARES Act legislation and provided additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CAA provides funding for public health initiatives in response to the pandemic. This legislation did not have a material impact on the Company’s tax position.

In March, 2021, American Rescue Plan Act of 2021 (the “ARPA”), which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax position.

In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”). The IRA makes the following changes to the U.S tax code: imposes a corporate alternative minimum tax of 15% on corporations with an average annual Adjusted Financial Statement Income over a three year period in excess of $1 billion, increases the amount of R&D credit that qualified businesses can apply against payroll taxes to $500,000 and imposes an excise tax equal to one percent of the fair market value of stock of a publicly traded U.S. corporation that is repurchased by the company. These changes predominately apply to tax years beginning after December 31, 2022. It does not appear that this legislation will have a material impact on the Company’s tax position.

Engineering Development

Total engineering development expense comprises both internally funded R&D, which is expensed in research and development, and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

Fair Value of Financial Instruments

The net carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value as the interest rate is variable and approximates current market levels. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and 2022, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$3,665,128	$—	$—

Fair Value Measurement on September 30, 2022
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$16,083,571	$—	$—

The fiscal 2023 money market funds balance differs from the cash and cash equivalents balance on the consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2023 and 2022. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2023 and 2022, the estimated liability for medical claims incurred but not reported was $62,300 and $51,600, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $382,000 as a current asset in the accompanying consolidated balance sheet. During the year ended September 30, 2023, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

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

4.  Acquisition

On June 30, 2023, the Company entered into the Honeywell Agreement with Honeywell whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company (the “Transaction”). The Transaction involves a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The Transaction allows the Company to diversify its product offerings in the aerospace industry. The Company determined that the Transaction met the definition of a business under ASC 805; therefore, the Company accounted for the Transaction as a business combination and applied the acquisition method of accounting.

In connection with the Transaction, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the Transaction (the “Term Loan”) – refer to Note 20, “Loan Agreement” for further details. The purchase consideration transferred at the Acquisition Date was $35.9 million, which was entirely cash.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to fact that while legal control has occurred, the Company has not received physical possession of the prepaid inventory, equipment and construction in progress, and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Honeywell Agreement. The transfer of the prepaid inventory, equipment and construction in progress is expected to occur within the measurement period. As a result, the purchase price amount for the Transaction and the allocation of the preliminary purchase consideration for prepaid inventory, equipment, construction in progress and goodwill are preliminary estimates, which may be subject to change within the measurement period.

The allocation of the preliminary purchase consideration as of the Acquisition Date is as follows:

	Amounts Recognized as of
	Acquisition Date	Measurement		Purchase Price
	(as previously reported)	Period Adjustments		Allocation
Cash consideration	$35,860,000	$—		$35,860,000
Total consideration	$35,860,000	$—		$35,860,000
				—
Prepaid inventory (a)	$10,036,160	$2,032,954	(1)	$12,069,114
Equipment	2,609,000	(54,000)	(1)	2,555,000
Construction in progress	1,238,000	—		1,238,000
Intangible assets (b)	20,900,000	(4,460,000)	(1)	16,440,000
Goodwill (c)	4,608,041	(1,050,155)	(1)(2)	3,557,886
Assets acquired	39,391,201	(3,531,201)		35,860,000
Accrued expenses	(3,531,201)	3,531,201	(2)	—
Liabilities assumed	(3,531,201)	3,531,201		—
Net assets acquired	$35,860,000	$—		$35,860,000

(a)	Prepaid inventory consists of raw materials and finished goods acquired by the Company but not in the Company’s physical possession as of the Acquisition Date. The fair value of raw materials was estimated to equal the replacement cost. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities, which resulted in a step-up in the value of the finished goods.

(b)	Intangible assets consist of license agreements related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at estimated fair values. The estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 5, “Intangible assets” for further details.

(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the Transaction. Goodwill resulting from the Transaction has been assigned to the Company’s one reporting unit. The goodwill is not expected to be deductible for income tax purposes. Further, the Company determined that the goodwill was not impaired as of September 30, 2023 and as such, no impairment charges have been recorded for the year ended September 30, 2023.

(1)	During the fiscal fourth quarter of 2023, the Company identified measurement period adjustments related to fair value estimates. The measurement period adjustments resulted from the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement, and customer relationships based on facts and circumstances that existed as of the Acquisition Date. The adjustments resulted in an overall increase to goodwill of $2.5 million. Additionally, the change to the fair value estimates did not have a material impact to the consolidated statements of operations for the year ended September 30, 2023.

(2)	During the fourth quarter of fiscal year 2023, the Company identified measurement period adjustments related to the preliminary fair value estimates for accrued expenses. While the Honeywell Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the Acquisition Date, it was determined that there were no actual liabilities outstanding as relates to these open supplier purchase orders as of the Acquisition Date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the consolidated statements of operations for the year ended September 30, 2023.

Transition services agreement

Concurrent with the Transaction, the Company entered into a transition services agreement (the “TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the TSA separate from the business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheet as of the Acquisition Date for the services to be received in the future from Honeywell. The prepaid expense related to the TSA was determined using the with and without method.

Acquisition and related costs

For the year ended September 30, 2023, the Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations; the debt issuance costs related to the Term Loan were not material.

Unaudited actual and pro forma information

For the year ended September 30, 2023, the Company recognized $5.8 million of revenues and $3.0 million of net income related to the Product Lines in the consolidated statements of operations.

The following unaudited pro forma summary presents consolidated information of the Company, including the Product Lines, as if the Transaction had occurred on October 1, 2021:

	Year Ended September 30,
	2023	2022
Net sales	$43,757,196	$49,218,764
Net income	$8,542,330	$9,716,082

These pro forma results are for illustrative purposes and are not indicative of the actual results of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma information for all periods presented was adjusted to give effect to pro forma events that are directly attributable to the Transaction and are factually supportable. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change, and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

5.  Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of September 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(268,500)	10,471,500
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(906,785)	$16,185,321

	As of September 30, 2022
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
Licensing and certification rights (b)	$696,506	$—	$(636,158)	$60,348
Total	$696,506	$—	$(636,158)	$60,348

(a)	As part of the Transaction, the Company acquired intangible assets related to the license agreement for the license rights to use certain Honeywell intellectual property and customer relationships. The license agreement has an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of ten years. The Company determined that the intangible assets were not impaired as of September 30, 2023 and, as such, no impairment charges have been recorded for the year ended September 30, 2023.

(b)	The licensing and certification rights are amortized over a defined number of units. An impairment charge of $44,400 was recorded during the year ended September 30, 2023. No impairment charges were recorded during the years ended September 30, 2022 or 2021.

Intangible asset amortization expense was $270,627, $2,126 and $50,377 for the years ended September 30, 2023, 2022 and 2021, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of September 30, 2023 is as follows:

2024	$1,074,000
2025	1,074,000
2026	1,074,000
2027	1,074,000
2028	1,074,000
Thereafter	5,101,500
Total	$10,471,500

6.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Numerator:
Net income	$6,027,755	$5,523,778	$5,064,902
Denominator:
Basic weighted average shares	17,411,684	17,256,750	17,225,423
Dilutive effect of share-based awards	7,501	1,121	1,197
Diluted weighted average shares	17,419,185	17,257,871	17,226,620

Net income per common share:
Basic	$0.35	$0.32	$0.29
Diluted	$0.35	$0.32	$0.29

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2023, 2022 and 2021, there were 224,000, 57,584 and 100,000 options to purchase common stock outstanding, respectively. As of September 30, 2023, 2022 and 2021, there were 101,968, 7,886 and 0 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal year 2023 and 2022, 203,000 options and 0 options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal year 2021, 100,000 shares were excluded from the calculation of earnings per share as their effect would be anti-dilutive.

7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2023	2022
Prepaid insurance	$623,186	$777,311
Other	449,826	365,159
	$1,073,012	$1,142,470

8.  Assets Held for Sale

The asset classified as held for sale, net consists of the following:

	September 30,	September 30,
	2023	2022
Corporate airplane	2,406,468	—
Less: accumulated depreciation and amortization	(342,650)	—
	$2,063,818	$—

As of September 30, 2023, the Company classified $2.1 million of net property and equipment as “assets held for sale” on the consolidated balance sheet. During the quarter ended September 30, 2023, management of the Company implemented a plan to sell a Company-owned aircraft and commenced efforts to locate a buyer for the aircraft. On November 20, 2023 the Company-owned aircraft was sold for $2.3 million, see Note 21, “Subsequent Events” for further details.

9.  Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2023	2022
Computer equipment	$2,343,996	$2,307,139
Corporate airplane	—	2,406,468
Furniture and office equipment	970,230	976,993
Manufacturing facility	5,926,584	5,889,491
Equipment	9,554,197	5,624,966
Land	1,021,245	1,021,245
	19,816,252	18,226,302
Less accumulated depreciation and amortization	(11,923,825)	(11,934,113)
	$7,892,427	$6,292,189

Depreciation related to property and equipment was $427,317, $358,837 and $373,068 in fiscal years 2023, 2022 and 2021, respectively. The Pilatus PC-12 airplane, one of the Company’s two corporate airplanes, was sold during the quarter ended September 30, 2022 and the Company recognized a gain on sale of the aircraft of approximately $1,192,000. The corporate airplanes are utilized primarily in support of product development. Non-cash investing activities involving property, plant and equipment comprise the abandonment of fully depreciated assets with an original cost and accumulated amortization of $94,954, $34,656 and $416,626 in fiscal years 2023, 2022 and 2021, respectively.

10.  Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2023	2022
Operating lease right-of-use assets	$15,065	$28,680
Other non-current assets	176,657	75,300
	$191,722	$103,980

Other non-current assets as of September 30, 2023 and September 30, 2022 include the security deposit for an airplane hangar, and a deposit for medical claims required under the Company’s medical plan. In addition, other non-current assets include $0 and $0 of prepaid software licenses, that will be earned upon the shipment of a certain product to a customer, as of September 30, 2023, and September 30, 2022, respectively.

11.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2023	2022
Warranty	$562,645	$607,001
Salary, benefits and payroll taxes	1,181,219	1,030,628
Professional fees	200,668	364,794
Operating lease	12,965	13,615
Other	960,828	956,237
	$2,918,325	$2,972,275

12.  Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty cost is recorded as cost of sales, and the reserve balance is recorded as an accrued expense in the financial statements. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates and by the related material, labor and delivery costs incurred in correcting a product failure. If actual product failure rates, material, or labor costs differ from the Company’s estimates, further revisions to the estimated warranty liability would be recorded.

Warranty cost and accrual information for fiscal years ended September 30, 2023 and 2022:

	2023	2022
Warranty accrual as of October 1,	$607,001	$589,260
Expense accrual for fiscal year	58,472	152,419
Warranty cost incurred for fiscal year	(102,828)	(134,678)
Warranty accrual as of September 30,	$562,645	$607,001

13.  Income Taxes

In March 2020, the CARES Act was signed into law providing numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of NOLs. The CARES Act amends the NOL provisions of the Tax Cuts and Jobs Act of 2017, thereby allowing for the carryback of losses arising in tax years beginning before December 31, 2017, to each of the two taxable years preceding the taxable year of loss. Approximately $1,500,000 of pre-tax NOL was carried back two years to fully offset taxable income. This carryback freed up previously utilized R&D credits which resulted in an estimated increase in the R&D credit carryforward of $196,000. The carryback created approximately $16,000 of AMT tax, which was refunded. The cash impact of this carryback was $309,412. A receivable was set up for this amount as of March 31, 2020, and the cash has since been received.

In December 2020, the CAA was enacted as a supplement to the CARES Act legislation and provided additional financial relief to taxpayers adversely impacted by restrictions put into place in response to the COVID-19 pandemic. In addition, the CAA provides funding for public health initiatives in response to the pandemic. This legislation did not have a material impact on the Company’s tax position.

On March 11, 2021, the ARPA, which includes certain business tax provisions, was signed into law. This legislation did not have a material impact on the Company’s tax position.

In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”). The IRA makes the following changes to the U.S tax code: imposes a corporate alternative minimum tax of 15% on corporations with an average annual Adjusted Financial Statement Income over a three year period in excess of $1 billion, increases the amount of R&D credit that qualified businesses can apply against payroll taxes to $500,000 and imposes an excise tax equal to one percent of the fair market value of stock of a publicly traded U.S. corporation that is repurchased by the company. These changes predominately apply to tax years beginning after December 31, 2022. It does not appear that this legislation will have a material impact on the Company’s tax position.

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Current provision (benefit):
Federal	$1,541,726	$522,473	$95,818
State	56,288	277,991	9,911

Total current provision (benefit)	1,598,014	800,464	105,729

Deferred provision (benefit)
Federal	28,994	998,585	(754,995)
State	(19,491)	18,782	(438,517)

Total deferred provision (benefit)	9,503	1,017,367	(1,193,511)

Total current and deferred provision (benefit)	$1,607,517	$1,817,831	$(1,087,783)

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2023	2022	2021
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4%	11.8%	0.6%
Permanent items	—%	0.1%	0.2%
Research and development tax credits	(0.8)%	(0.1)%	(0.6)%
Valuation allowance	(0.1)%	(6.4)%	(47.9)%
Change in unrecognized tax benefits	0.1%	(1.5)%	(0.7)%
123R cancellations and forfeitures	0.4%	0.3%	0.0%
Other	0.1%	(0.5)%	0.0%
Effective income tax rate	21.1%	24.7%	(27.4)%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2023	2022	2021
	Non Current	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$778,805	$651,321	$654,624
Research and development credit	—	—	1,327,162
NOL carryforwards -fed/state	980,755	984,004	1,612,043
Depreciation	—	—	—
Stock options	241,598	45,069	41,652
Amortization	520,445	—	—
	2,521,603	1,680,394	3,635,481
Less: Valuation allowance	(977,747)	(981,816)	(1,449,204)
Total deferred tax assets	1,543,856	698,578	2,186,277

Deferred tax liabilities:
Depreciation	(1,087,653)	(652,091)	(1,122,455)
Total deferred tax liabilities	(1,087,653)	(652,091)	(1,122,455)
Net deferred tax asset	$456,203	$46,487	$1,063,822

At September 30, 2023 and 2022, the Company had state NOL carryforwards of approximately $19.5 million and $19.7 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2027. The Company does not have federal R&D Tax Credit carryforwards in fiscal 2023 and 2022.

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

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2023	2022	2021
Balance at beginning of year	$452,000	$590,000	$615,000
Unrecognized tax benefits related to prior years	—	—	—
Unrecognized tax benefits related to current year	8,000	—	7,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	—	(138,000)	(32,000)
Balance at end of year	$460,000	$452,000	$590,000

The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $460,000, $452,000 and $590,000 at September 30, 2023, 2022 and 2021, respectively. It is not anticipated that the balance of unrecognized tax benefits at September 30, 2023 will change significantly over the next twelve months. The balance of unrecognized tax benefits as reflected in the table above at September 30, 2023 are recorded on the balance sheet as a reduction to deferred tax assets.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2023, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2023, 2022 and 2021, the Company did not recognize any expense for interest (net of federal impact) within income tax expense.

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

14.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of approximately $242,000, $126,000 and $123,000 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

15.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $1,336,000, $345,000, and $341,000 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. The income tax impact recognized as a credit to additional paid in capital in the statement of shareholders’ equity related to share-based compensation arrangements was $756,000, $166,617 and $181,350 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses.

2019 Stock-Based Incentive Compensation Plan

The 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”) was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the 2009 Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. As of September 30, 2023, there were 262,000 shares of common stock available for awards under the 2019 Plan.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2023, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2021	100,000	$7.10	$—
Granted	—	—	—
Exercised	(42,416)	8.26	64,896
Cancelled	—	—	—
Outstanding at September 30, 2022	57,584	$7.10	$88,104
Granted	224,374	8.19	—
Exercised	(57,584)	7.10	28,792
Cancelled	—	—	—

Outstanding at September 30, 2023	224,374	$8.19	$—
Vested and expected to vest	69,796	$8.20	$—
Options exercisable at September 30, 2023	154,578	$8.19	$—

The following table summarizes information about stock options under the 2019 Plan at September 30, 2023:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-	As of	Weighted-
Range of Exercise	September 30,	Remaining	Average	September 30,	Average
Prices	2023	Contractual Life	Exercise Price	2023	Exercise Price
$0.00 - $9.00	224,374	9.4	$8.20	154,578	$8.19

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

Below are the fair value assumptions used to record stock option compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2023	2022 (1)	2021 (1)
Expected dividend rate	—	—	—
Expected volatility	55.1%	—%	—%
Weighted average risk-free interest rate	3.7%	—%	—%
Expected lives (years)	5.3	—	—
(1)	The Company did not grant any options in fiscal 2022 and 2021.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was approximately $756,000, $164,000 and $181,000 for fiscal years ended September 30, 2023, 2022 and 2021, respectively.

At September 30, 2023, unrecognized compensation expense of $205,000, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

Restricted Stock Units

During fiscal 2023, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services from the beginning of calendar year 2023 to vest on the date of the Company’s 2023 Annual Meeting of Shareholders. After the 2023Annual Meeting of Shareholders, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services. Under the terms of the awards, the RSUs will vest on the first anniversary of the grant date. At the time of vesting, the RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that, if a director resigns from the Board prior to the vesting date, such director shall only receive a pro rata portion of such award for time served.

During fiscal 2023, the Board approved grants of RSUs to both the Chief Executive Officer and the former Chief Financial Officer. Certain RSUs to the Chief Executive Officer vested immediately, and the remainder will vest quarterly over a three-year period. The approved grants of the RSUs to the former Chief Financial Officer will vest over a four-year period. On November 8, 2023, Michael Linacre, Chief Financial Officer of Innovative Solutions and Support, Inc., notified the Company of his resignation from all of his positions with the Company, effective immediately, which resulted in the forfeiture of 11,503 RSUs.

As of September 30, 2023, there were 101,968 unvested restricted stock units outstanding under the 2019 Plan. As of September 30, 2022, and September 30, 2021 there were 32,897 and 25,396 respectively, unvested restricted stock units outstanding under the 2019 Plan.

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2021	25,396	$6.30
Granted	38,986	6.52
Issued	(27,425)	6.32
Cancelled	(4,059)	6.57
Balance at September 30, 2022	32,897	$6.51
Granted	133,554	8.00
Issued	(64,483)	7.51
Cancelled	—	—
Balance at September 30, 2023	101,968	$7.84

Total share-based compensation expense associated with the annual grant of stock awards to non-employee directors under the 2019 Plan was approximately $212,000, $178,000 and $160,000 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

Total share-based compensation expense associated with the annual grant of stock awards to employees under the 2019 Plan was approximately $368,000, $3,000 and $0 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

At September 30, 2023, unrecognized compensation expense of $659,000, net of forfeitures, related to non-vested stock awards under the 2019 Plan, will be recognized.

16.  Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise of open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $2.4 million, $2.6 million and $2.1 million as of September 30, 2023, 2022 and 2021, respectively.

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

17.  Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse is a new related party for fiscal year 2023 due to their president acquiring more than 10% in shares on the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to $0.3 million, $0.6 million and $1.6 million for the years ended September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023 and 2022, contract liability to Eclipse was approximately $0.0 million and $0.1 million, respectively.

18.  Business Segments

The Company operates in one business segment which designs, manufactures and sells flat panel displays, flight information computers and advanced monitoring systems to the DoD, the Department of Interior, other government agencies, commercial air transport carriers and corporate/general aviation markets. The Company currently derives virtually all of its revenues from the sale of this equipment and related EDC.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2023, 2022 and 2021, net sales outside the United States amounted to $15.5 million, $11.1 million and $8.4 million, respectively.

Product Data

The Company’s current product line includes FPDS, flight management systems and air data systems and components. During fiscal years 2023, 2022 and 2021, the Company derived 99%, 98% and 88%, respectively, of its total product sales of FPDS. The remaining product sales for each of the fiscal years was from sales of air data systems and components.

19.  Lease Recognition

The Company accounts for leases in accordance with ASU 2016-02 and records “right-of-use” assets and corresponding lease liabilities on the balance sheet for most leases with an initial term of greater than one year. We recognize payments for leases with a term of less than one year in the statements of operations on a straight-line basis over the lease term.

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

Rent expense and cash paid for various operating leases in aggregate are approximately $73,000 for the period ended September 30, 2023. The weighted average remaining lease term is 1.2 years, and the weighted average discount rate is 5.0% as of September 30, 2023. Related assets and liabilities resulting from lease obligations are deemed to be immaterial.

Future minimum lease payments under operating leases are as follows at September 30, 2023:

	Twelve Months
	Ending	Operating
	September 30,	Leases
	2024	$14,676
	2025	2,446
Total minimum lease payments		$17,122
Amount representing interest		(2,057)
Present value of minimum lease payments		15,065
Current portion		(12,965)
Long-term portion of lease obligations		$2,100

20. Loan Agreement

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

Future interest payments on the Term Loan, based on current interest rates, are expected to approximate $1.5 million in fiscal 2024, $1.3 million in fiscal 2025, $1.2 million in fiscal 2026, $1.0 million in fiscal 2027, and $0.7 million thereafter. The interest rate applicable to loans outstanding under the Term Loan is a floating interest rate equal to the sum of (A) the Term SOFR Rate (as defined in the Term Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the Amended Loan Agreement. Commencing on June 30, 2023, the Term Loan will consist of sixty equal monthly principal installments, over a period of ten years, with the balance payable on the maturity date of the Term Loan.

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

The Company was in compliance with all applicable covenants throughout and at September 30, 2023. As of September 30, 2023, the term loan balance amounted to $19,500,000. There was no balance drawn on the Revolving Line of Credit as of September 30, 2023.

Fixed mandatory principal repayments due on the outstanding Term Loan are as follows: $2.0 million in fiscal 2024, $2.0 million in fiscal 2025, $2.0 million in fiscal 2026, $2.0 million in fiscal 2027, and $11.5 million in fiscal 2028.

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents and a corresponding Amended and Restated Revolving Line of Credit Note and Amended and Restated Line of Credit and Investment Sweep Rider. See Note 21, “Subsequent Events”.

21. Subsequent Events

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment, and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provides for a senior secured term loan in an aggregate principal amount of $20,000,000, with a maturity date of June 28, 2023.

The interest rate applicable to loans outstanding under the Restated Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the Restated Line of Credit Note) plus (B) an unadjusted spread of Applicable SOFR Margin (as defined in the Restated Line of Credit Note) plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the Restated Line of Credit Note.

The foregoing descriptions of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider do not purport to be complete and are qualified in their entirety by reference to the full text of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider, which are filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, to the Current Report on Form 8-K filed December 22, 2023 and are incorporated therein by reference.

On November 20, 2023, the Company sold its assets held for sale, the King Air aircraft, for $2.3 million. The resultant gain on sale will be a reduction to selling, general and administrative expense in the quarter ended December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a 15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.
(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer and intended to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting includes policies and procedures that are intended to (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2023, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information (other than information relating to executive officers included in Part I, Item 1 of this Annual Report on Form 10-K) will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement. The Company has adopted a written code of business conduct and ethics, known as the Company’s code of conduct, which applies to all of its directors, officers, and employees, including its chief executive officer, its president, and its chief financial officer. The Company’s code of conduct is available on its website, www.innovative-ss.com (under the “Investor Relations ─Corporate Governance” tab). The code of conduct may also be obtained by contacting investor relations at (610) 646 9800. Any amendments to the Company’s code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation.

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is hereby incorporated by reference to such Proxy Statement.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and rights under all of its existing equity compensation plans and arrangements as of September 30, 2023.

	Number of Securities to be	Weighted-average	Number of Securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options	outstanding	compensation plans (excluding securities
Plan Category	and rights (1)	options and rights	reflected in second column)
Equity compensation plans approved by security holders	326,342	$8.19	262,187
Equity compensation plans not approved by security holders	—	—	—
Total	326,342	8.19	262,187
(1)	Includes 101,968 restricted stock units. These awards have no exercise price and are not included in the weighted-average exercise price of outstanding awards.

The Company expects to make annual grants of restricted stock awards to its non-employee directors under the 2019 Stock-Based Incentive Compensation Plan (the “ Plan”). During the fiscal years ended September 30, 2023, 2022 and 2021, the Company granted to its non-employee directors a total of 36,182, 27,425 and 27,488 restricted shares, respectively, under the 2019 Plan.

Total share-based compensation expense for non-employee directors was approximately $212,000, $178,000 and $160,000 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement.

Item 14. Principal Accounting Fees and Services

This information will be included in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after close of the Company’s fiscal year covered by this Annual Report on Form 10-K, and is hereby incorporated by reference to such Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

See index to Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)	The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between IS&S and Honeywell International Inc. (1)
3.1	Articles of Incorporation of IS&S. (2)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (3)
3.3	Amended and Restated Bylaws of IS&S (4)
4.1	Description of Capital Stock
4.2	Rights Agreement, dated September 12, 2022, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (5)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (6)
10.1	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (7)
10.2	IS&S 2019 Stock-Based Incentive Compensation Plan (8)
10.3	Offer Letter from IS&S to Relland Winand, dated November 8, 2023 (9)
10.4	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (1)
10.5	Term Note, executed June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.6	Revolving Line of Credit Note, executed May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.7	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (10)
10.8	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (10)
10.9

Amended and Restated Line of Credit and Investment Sweep Rider, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (10)

10.10	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (11)
21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(8)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on January 28, 2019.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2023.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2023.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: January 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahram Askarpour	Director & Chief Executive Officer	January 12, 2024
Shahram Askarpour	(Principal Executive Officer)

/s/ Relland M. Winand	Interim Chief Financial Officer	January 12, 2024
Relland M. Winand	(Principal Financial and Accounting Officer)

/s/ Glen R. Bressner	Director & Chairman of the Board	January 12, 2024
Glen R. Bressner

/s/ Stephen L. Belland	Director	January 12, 2024
Stephen L. Belland

/s/ Roger A. Carolin	Director	January 12, 2024
Roger A. Carolin

/s/ Parizad Olver (Parchi)	Director	January 12, 2024
Parizad Olver (Parchi)