Form 10-K/A
period 2023-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-01-29
CIK 836690

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

As of January 12, 2024, there were 17,459,983 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

See “Explanatory Note” below.

Auditor Name GRANT THORNTON LLP Auditor Firm ID 248 Auditor Location Philadelphia, Pennsylvania

EXPLANATORY NOTE

Innovative Solutions and Support, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 12, 2024, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement (such definitive proxy statement, when filed, the “Proxy Statement”) if such Proxy Statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file the Proxy Statement within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed hereto as Exhibit 31.3 and Exhibit 31.4, respectively, under Item 15 of Part IV.

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

References in this Amendment No. 1 to the “Company,” “we,” “us,” or “our” refer to Innovative Solutions and Support, Inc. unless the context clearly requires otherwise.

PART III

Item 10. Directors, executive officers and corporate governance.

BOARD OF DIRECTORS

As of the date of this Amendment No. 1, our directors are as follows:

		Director	Current
Name	Age	Since	Term Expires	Positions with the Company
Shahram Askarpour	66	2022	2024	Director, Chief Executive Officer
Glen R. Bressner	63	1999	2024	Director, Chairman of the Board
Roger A. Carolin	68	2016	2024	Director
Stephen L. Belland	66	2022	2024	Director
Parizad Olver (Parchi)	44	2022	2024	Director

Directors

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

Glen R. Bressner. Mr. Bressner is the co-founder and Managing Partner of Activate Venture Partners, an early-stage focused venture capital firm that has evolved from a series of affiliated venture funds that he is a co-founder of, beginning in 1985. Mr. Bressner has been a board director of several companies, including IQE plc (LSE: IQEP), where he was a member of its Audit Committee, and Tabula Rasa Healthcare (NASDAQ: TRHC), where he chaired its Nomination Committee. He is also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of precision material handling solutions. From 1996 to 1997, Mr. Bressner served as the chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College.

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

Parizad Olver (Parchi). Ms. Olver is currently the Founder and Managing Partner of Panorama Aero, a U.S.-based special mission aerospace lessor and end-to-end logistics provider which she founded in 2018. Ms. Olver previously served on the board of directors of Semper Paratus Acquisition Corporation (NASDAQ: LGST) until June 2023. From 2009-2018, Ms. Olver held numerous leadership positions during her time at Cowen Inc., including President and CEO of Cowen Aviation Finance, Head of International Strategy and Managing Director. Prior to Cowen, Ms. Olver held senior positions at Fortress Investment Group, Ramius Capital Group and Morgan Stanley. She received an M.B.A. from Columbia University, an M.B.A. from London Business School and a B.S. from University of California, Berkeley (Haas School of Business).

Director Qualifications

The Board believes that each of the directors listed above have the sound character, integrity, judgment, and record of achievement necessary to be a member of the Board. In addition, each of the directors have exhibited, during their prior service as directors, the ability to operate cohesively with the other members of the Board, and to challenge and question management in a constructive way. Moreover, the Board believes that each director brings a strong and unique background and skillset to the Board, giving the Board, as a whole, competence and experience in diverse areas, including corporate governance and board service, finance, management, and aviation. Set forth below are certain specific experiences, qualifications, and skills that led to the Board’s conclusion that each of the directors listed above are qualified to serve as a directors.

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

Mr. Bressner brings the Board a wealth of experience managing financial investments from his service at venture capital firms. Mr. Bressner provides the Board with a thorough understanding of capital markets and other financial issues. Mr. Bressner’s experience in managing investments also provides him with extensive finance and accounting knowledge, and he applies this expertise in his service on the Nominating & Corporate Governance Committee of the Board (the “Nominating and Governance Committee”) (as Chairman) and the Audit Committee. Mr. Bressner is also an audit committee financial expert, as defined by SEC rules and regulations. His prior service as a member of the board of directors of numerous other entities, including public entities, provides him with valuable experience in corporate governance matters.

Mr. Carolin has over a decade of experience in private equity investing, previously worked in advanced computer systems and on-board missile applications, and has a significant understanding the Company’s industry and its business. He possesses specific knowledge and experience in technology, new business opportunities, operations, management, and finance, all of which are relevant and important to the Company’s business, and he capitalizes on these strengths in his service on the Audit Committee of the Board (the “Audit Committee”) (as Chairman), the Investment Committee of the Board (the “Investment Committee”) (as Chairman), and the Compensation Committee of the Board (the “Compensation Committee”).

Mr. Belland has over 37 years of experience in the Aerospace and Defense Industry. Mr. Belland provides the board with familiarity with IS&S product lines and operations. He has also developed numerous successful plans for market strategy, product development, brand management, business optimization, acquisition strategy, as well as team building strategy. Some key successes included developing and capturing over 15 new aircraft cockpit positions, as well as positioning his corporation for becoming a leader in business jet cabin electronics. In addition, Mr. Belland has advised on over 500 M&A transactions and joint ventures, including being published in Corporate Executive Board materials. Mr. Belland applies his experience and expertise to IS&S in his service on the Compensation Committee (as Chairman), the Investment Committee, and the Audit Committee. Mr. Belland is also a private pilot and a member of various industry organizations, such as the National Business Aviation Association.

Ms. Olver brings over two decades of experience in financial markets and investing across special situations and aerospace related assets. She has a background in aviation, as well as experience with special mission operations which will strengthen the Board. Ms. Olver’s expertise is applicable to her service on the Nominating and Governance Committee.

EXECUTIVE OFFICERS

Certain other information relating to the Executive Officers of the Company appears in Item 4A to Part I of the Form 10-K under the heading “Executive Officers of the Registrant” and is incorporated herein by reference.

Set forth below is a table identifying the Company’s current executive officers who are not identified in the tables above. Biographical information for Dr. Askarpour is set forth above.

Name	Age	Position with the Company
Shahram Askarpour	66	President and Chief Executive Officer
Relland Winand	69	Interim Chief Financial Officer

Relland Winand. Mr. Winand previously served the Company as Chief Financial Officer from December 2014 until his retirement in July 2022, after serving as the Company’s Controller from September 2014 to December 2014. Previously, Mr. Winand has served in a number of executive financial capacities with public companies, including Chief Financial Officer of ECC International, Corp, a manufacturer of computer controlled maintenance simulators primarily for the Department of Defense and Vice President Finance and Administration of Traffic.com, Inc., a leading provider of accurate, real-time traffic information in the United States. Immediately prior to joining Innovative Solutions and Support, Inc., Mr. Winand was Chief Financial Officer of Orbit/FR, Inc., an international developer and manufacturer of sophisticated microwave test and measurement systems for aerospace/defense, wireless, satellite, and automotive industries, from 2008 to 2013. From January 2014 until September 2014, Mr. Winand served as a consultant for Solomon Edwards Group LLC. He has over 30 years’ experience in financial management and reporting for both public domestic and international manufacturing companies. Mr. Winand received a B.S. in Accounting from Drexel University and an M.B.A. in Finance from Widener University.

RELATIONSHIPS AND ARRANGEMENTS

There is no family relationship between any of Company’s directors or executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the SEC. There are no arrangements between any director or executive officer of the Company and any other person pursuant to which he/she was, or will be, selected as a director or executive officer, respectively.

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended September 30, 2023. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during September 30, 2023, except that: the Estate of Geoffrey S. M. Hedrick filed one late Form 3 with respect to one transaction, Glen Bressner filed four late Forms 4 with respect to five transactions, Parizad Olver filed one late Form 4 with respect to one transaction, Stephen Belland filed one late Form 4 with respect to one transaction, Roger Carolin filed one late Form 4 with respect to one transaction, and Winston Churchill filed one late Form 4 with respect to three transactions.

Code of Ethics

The Company maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its directors, its principal executive officer and principal financial and accounting officer, and persons performing similar functions. In addition, the Code of Ethics applies to all of the Company’s employees, officers, agents, and representatives. The Code of Ethics is posted on the Company’s website, www.innovative-ss.com, under the heading “Investor Relations.” If the Company amends or grants a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer (or persons performing similar functions) by posting the required information on the Company’s website at www.innovative-ss.com. The information found on the website is not part of this Form 10-K.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

The members of the Audit Committee are currently Mr. Carolin (Chairman), Mr. Bressner, and Mr. Belland. On January 28, 2024, the Board of Directors determined that Ms. Olver did not meet the heightened independence requirements for service on the Audit Committee as required by the rules and regulations of the SEC and, as a result, the listing standards of the Nasdaq Stock Market (“Nasdaq”) applicable to audit committee members. Upon making this determination, the Board of Directors removed Ms. Olver from the Audit Committee and appointed Mr. Belland to take her place. The Audit Committee is composed solely of independent members, as independence for audit committee members is defined by the applicable Nasdaq listing standards. In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined, in its business judgment, that each member of the Audit Committee is financially literate, and that Mr. Bressner and Mr. Carolin satisfy Nasdaq’s definition of financial sophistication and each also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

On January 29, 2024, the Company notified Nasdaq of the Company’s inadvertent non-compliance with Nasdaq’s audit committee composition requirements set forth in Nasdaq Listing Rule 5605(c)(2), which requires, among other things, an audit committee to consist of at least three members, each of whom is independent. The non-compliance was a result of Parizad Olver Parchi, a member of the Audit Committee at the time, not qualifying as independent pursuant to Nasdaq Listing Rule 5605(c)(2)(A)(ii) and Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended (the “Act”), as a result of a wholly owned subsidiary of the Company having paid a consulting fee of $72,990 in November 2023 to a company in which Ms. Olver is the managing partner and has an ownership interest for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

Pursuant to Rule 10A-3(b)(ii)(A) under the Act, a director will not be deemed independent for purposes of service on a company’s audit committee if the director has received any compensatory fee, whether directly or indirectly. To address this matter, effective as of January 28, 2024, the Company removed Ms. Olver from the Audit Committee and appointed Mr. Stephen Belland to take her place.

The notification to Nasdaq was made in accordance with Nasdaq Rule 5625, which requires a company with common securities listed on Nasdaq to report any noncompliance of Nasdaq’s Rule 5600 series.

Stock Ownership Policy

The Company has adopted a Stock Ownership and Retention Policy that applies to its non-employee directors. Each non-employee director is required to own shares of common stock with an aggregate value equal to three times such director’s annual cash base retainer (exclusive of retainers for committee service or leadership roles). Compliance with the minimum share ownership requirement is determined annually as of December 31 each year and commenced December 31, 2023. Individuals who have not yet attained the minimum share ownership requirement must retain 50% of his or her shares acquired upon the (i) vesting of restricted stock or restricted stock units, (ii) if applicable, the exercise of options, reduced by shares retained or tendered to cover taxes or the exercise price of options.

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

Item 11. Executive compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program and a description of the material factors underlying the decisions that resulted in the compensation provided to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal year ended September 30, 2023 (referred to herein as our “named executive officers”). The names of the Company’s 2023 named executive officers, together with their titles during the 2023 fiscal year, are:

•	Shahram Askarpour—President and Chief Executive Officer

•	Michael Linacre—Chief Financial Officer (Former)

Consistent with the SEC’s rules, compensation information for Mr. Linacre is included even though Mr. Linacre resigned on November 8, 2023 because Mr. Linacre served as a named officer during the 2023 fiscal year.

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

In 2022 and 2023, the Compensation Committee engaged FW Cook to advise the Compensation Committee with respect to best practices, competitive market data based on comparison companies and trends in the area of executive compensation, as well as ongoing regulatory considerations. The Compensation Committee has determined that FW Cook, which does not perform any work for the Company other than its services for the Compensation Committee, is independent and that its services do not raise any conflict of interest with the Company or any of the Company’s executive officers or directors.

Consideration of Shareholder Advisory Vote on Executive Compensation

Based upon the vote of the Company’s shareholders at the 2023 annual meeting of shareholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in 2023, over 98% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this voting result affirms shareholders’ strong support of the Company’s approach to executive compensation The Compensation Committee will consider the outcome of the 2023 say-on-pay vote when making future compensation decisions for the named executive officers. The next time the Company is scheduled to hold a say-on-pay vote is at the Company’s annual meeting of shareholders to be held in 2026.

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

Base Salary

The Company pays base salaries to named executive officers because the Company believes that base salaries are essential to recruiting and retaining qualified executives. In addition, base salaries create an incentive for named executive officers to make meaningful contributions to the Company’s success because they are subject to increase based on the executive’s performance. The Compensation Committee sets the initial base salary level upon the hire or promotion of a named executive officer. Base salary levels are determined initially based on the named executive officer’s previous experience and employment, and the named executive officer’s expected duties and responsibilities with respect to the Company and considering market data provided by the Company's independent compensation consultant. Thereafter, the Compensation Committee may increase a named executive officer’s base salary each year based on the results of the named executive officer’s annual review (which is conducted by the Chief Executive Officer for each of the other named executive officers and by the Compensation Committee for the Chief Executive Officer), and based on the Compensation Committee’s subjective assessment of the Company’s overall performance during the preceding year.

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

The named executive officers’ 2023 target annual bonus opportunities were as follows:

Named Executive Officer	Annual Bonus Opportunity as a % of Base Salary
Shahram Askarpour	75%
Michael Linacre	40%

66% of the potential annual incentive opportunity was based on the achievement of financial performance targets and the remaining portion of the annual incentive was based on a qualitative assessment of performance. In 2023, the Company chose Revenue and Operating Income as its financial performance metrics. In the case of Dr. Askarpour, the qualitative assessment took into account organic growth, progress on mergers and acquisitions, progress on autonomous flight initiatives, increased strategic partnerships and investor relations activities. In the case of Mr. Linacre, the qualitative assessment considered investor relations activities, quality of financial accounting, mergers and acquisitions support, and progress toward additional financing.

Performance Measures	Target 100%	Maximum 150%	Weight (%)
Revenue ($)	$27,748,000	$41,622,000	33%
Operating Income ($)	$4,353,193	$6,529,789	33%
Qualitative	--	--	33%

In 2023, the Company achieved $29,361,916 in adjusted revenue and $6,964,804 in adjusted operating income, and the Compensation Committee determined that each of Dr. Askarpour and Mr. Linacre achieved their qualitative goals at 100%. As a result, the Compensation Committee approved annual incentive bonuses of $355,816 and $118,605 for Dr. Askarpour and Mr. Linacre, respectively.

The 2023 annual cash incentives were paid to Dr. Askarpour on November 12, 2023 and to Mr. Linacre on December 12, 2023. The payments are listed as 2023 compensation in the Summary Compensation Table in the column labeled “Non-Equity Incentive Plan Compensation.”

Equity-based Compensation

The Company awards equity-based compensation to named executive officers in order to provide a link between the long-term results achieved for its shareholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in the Company’s long-term success (see the section titled “Equity Compensation Plan Information” below). Such awards are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information.

In 2023, we granted 200,000 option shares and 100,000 RSUs to Dr. Askarpour and 12,210 option shares to Mr. Linacre as part of the annual equity grant. 50% of Dr. Askarpour’s option shares vested immediately upon the date of grant, and the remaining shares vest on a quarterly basis such that the entire award will be fully vested one year from the date of grant. 25% of Dr. Askarpour’s RSUs vested immediately upon the date of grant, and the remaining RSUs vest on a quarterly basis such that the entire award will be fully vested on the third anniversary of the date of grant. Mr. Linacre’s option shares were scheduled to vest in equal quarterly installments such that they would be fully vested on the fourth anniversary of the date of grant.

To reward Mr. Linacre for his performance during his first year of employment and incentivize him to continue his performance, the Compensation Committee approved an additional award of 6,082 restricted stock units and 12,164 option shares for Mr. Linacre on August 21, 2023. Both the restricted stock units and option shares were scheduled to vest annually at a rate of 25% on each anniversary of the date of grant commencing with the first anniversary, subject to his continued employment on the applicable vesting date. Upon Mr. Linacre’s resignation effective November 8, 2023, all of his unvested option shares and restricted stock units were forfeited.

General Benefits

The following are standard benefits offered to all eligible Company employees, including the named executive officers.

Retirement Benefits. The Company maintains a tax-qualified 401(k) savings plan for all eligible employees, including the named executive officers, known as the Innovative Solutions and Support 401(k) Plan (the “Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. The Company makes a matching contribution to the Savings Plan at one half of each participant’s deferral rate, limited to a maximum contribution of 4% of base salary and subject to limitations imposed by the Internal Revenue Code.

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

The Company entered into an offer letter agreement with Mr. Linacre on June 1, 2022 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provided for a base salary of $230,000 per year, an annual target bonus amount equal to 30% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and certain relocation benefits. If Mr. Linacre’s employment had been terminated by the Company without “cause,” then, subject to Mr. Linacre’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. Linacre’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. Linacre’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

As previously disclosed, Mr. Linacre resigned from his position as Chief Financial Officer effective November 8, 2023.

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

Stock Ownership/Retention Requirements

The Company has adopted a Stock Ownership and Retention Policy that applies to its Section 16 officers. We believe that the Stock Ownership and Retention Policy aligns the interests of our management team, directors and shareholders.

The ownership requirement for our CEO and our executive officers is calculated as a multiple of base salary, as noted below:

Position	Minimum Ownership of Common Stock (as multiple of base salary)
CEO	3x
Other Section 16 Officers	1x

Compliance with the minimum share ownership requirement is determined annually as of December 31 each year and commenced December 31, 2023. Individuals who have not yet attained the minimum share ownership requirement must retain 50% of his or her shares acquired upon the (i) vesting of restricted stock or restricted stock units, (ii) if applicable, the exercise of options, reduced by shares retained or tendered to cover taxes or the exercise price of options.

Qualifying shares that count toward the ownership requirement include:

•	Shares owned outright (including shares held through an IRA, 401(k) account, spouse or dependent children, or shares held in trust for the benefit of the owner, his or her spouse, or his or her dependent children);

•	Shares underlying equity awards that are deferred shares;

•	Shares underlying vested options.

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

SUMMARY COMPENSATION TABLE

This Summary Compensation Table provides information on the total compensation earned by each named executive officer for fiscal years ended September 30, 2023, 2022 and 2021.

		Salary	Bonus	Non-Equity Incentive Plan Compensation	Option Awards	Stock Awards		All Other Compensation	Total
Name and Principal Position	Year	$	$	$	$(2)	$(2)		$(1)	$
Shahram Askarpour	2023	400,000	-	355,816	852,000	819,000		12,592	2,439,408
Chief Executive Officer	2022	369,616	300,000	-	-	-		6,585	676,201
	2021	300,000	-	-	-	-		5,700	305,700

Michael Linacre	2023	233,770	-	118,605	111,264	49,994		162,491	676,124
Former Chief Financial Officer	2022	53,077	25,000	-	-	49,997	(3)	-	128,074

1.	The amounts set forth in this column represent (i) for Dr. Askarpour, contributions to the his Savings Plan account for the applicable fiscal year, and (ii) for Mr. Linacre, $154,761 in relocation benefits and $7,730 in contributions to his Savings Plan account for the applicable fiscal year.

2.	These amounts represent the aggregate grant date fair value determined in accordance with the valuation guidelines of ASC Topic 718 “Stock Compensation” with respect to the options granted to the named executive officers in the applicable year. See also Note 3, under the heading “Share-Based Compensation,” in the Company’s audited financial statements as filed in the Annual Report. The values do not correspond to the actual value that will be recognized by the named executive officers at the time such awards vest.

3.	This award was inadvertently excluded from the Company’s 2022 proxy statement; however, the details of the award have been previously disclosed on Form 4.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about non-equity and equity awards granted to the named executive officers in the fiscal year ended September 30, 2023.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All other stock awards:	All other option awards:	Exercise	Grant date fair value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of shares of stock or units (#)	Number of securities underlying options (#)	price of option awards ($/Sh)	stock and option awards ($) (1)

Shahram Askarpour		-	300,000	450,000
	1/11/2023				100,000			819,000
	1/11/2023					200,000	8.19	852,000
Michael Linacre		-	100,000	150,000
	1/11/2023					12,210	8.19	54,945
	8/21/2023					12,164	8.22	56,319
	8/21/2023				6,082			49,994

1.	The amounts included in this column are the dollar amounts representing the grant date fair value of each restricted stock unit or option share, as applicable, calculated in accordance with FASB ASC Topic 817, and do not represent the actual value that may be recognized by the named executive officers upon vesting of restricted stock units or options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides outstanding equity awards for the named executive officers as of the end of fiscal year 2023:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Shahram Askarpour	150,000	(1)	50,000		8.19	1/11/2033	62,500	(2)	475,000
Michael Linacre	-		12,210	(3)	8.19	1/11/2033	6,082	(4)	46,223
	-		12,164	(4)	8.22	8/21/2033	5,915	(5)	44,954

1.	The award becomes vested according to the following schedule: 50% at the date of grant, and the remaining 50% on a quarterly basis, becoming fully vested on the first anniversary of the date of grant.
2.	The award becomes vested according to the following schedule: 25% at the date of grant, and the remaining 75% on a quarterly basis, becoming fully vested on the third anniversary of the date of grant.
3.	The award becomes vested according to the following schedule: 1/16th on each anniversary of the date of grant, becoming fully vested on the fourth anniversary of the date of grant.
4.	The award becomes vested according to the following schedule: 25% on each anniversary of the date of grant, becoming fully vested on the fourth anniversary of the date of grant.
5.	The award becomes vested according to the following schedule: 25% on the first anniversary of the date of grant, and the remaining 75% on a quarterly basis, becoming fully vested on the fourth anniversary of the date of grant.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the value of stock options that were exercised and stock awards that vested during the fiscal year ended

September 30, 2023 for each of our named executive officers:

	Option Awards		Stock Awards
		Value	Number of	Value
	Number of	Realized on	Shares	Realized on
	Shares Acquired	Exercise	Acquired on	Vesting
Name	on Exercise	$	Vesting	($)
Shahram Askarpour	-	-	37,500	297,000
Michael Linacre	-	-	1,972	15,184

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Dr. Askarpour’s amended and restated employment agreement provides that if his employment is terminated by the Company without “cause” or by Dr. Askarpour for “good reason,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. If Dr. Askarpour’s employment were terminated by the Company without “cause” or for “good reason” on September 30, 2023, the total amounts payable to Dr. Askarpour would be $429,126. For purposes of Dr. Askarpour’s employment agreement, “cause” generally means (a) the commission by or conviction of Dr. Askarpour, or plea of guilty or nolo contendere to, a felony or any crime involving dishonesty, disloyalty, or moral turpitude; (b) Dr. Askarpour’s willful misconduct or willful failure substantially to perform the duties of his position or his willful refusal to comply with the lawful directives of the Board; (c) a breach by Dr. Askarpour of his employment agreement or any written policies of the Company applicable to Dr. Askarpour; (d) any act or omission by Dr. Askarpour constituting dishonesty, fraud or embezzlement, or an intentional violation of Dr. Askarpour’s duty of loyalty to the Company under law; (e) Dr. Askarpour’s gross negligence in the performance of his duties; or (f) Dr. Askarpour’s poor job performance or other improper conduct not otherwise described above, except that cause shall not exist based solely on clauses (e) or (f), unless the Company has given Dr. Askarpour written notice of its intent to terminate his employment for cause, and allowed Dr. Askarpour thirty (30) days to cure such alleged poor job performance or other improper conduct. For purposes of Dr. Askarpour’s employment agreement, “good reason” generally means (a) a material reduction of Dr. Askarpour’s duties, responsibilities or authority; (b) a reduction of Dr. Askarpour’s base salary; (c) failure or refusal of a successor to the Company to either materially assume the Company’s obligations under Dr. Askarpour’s employment agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under his employment agreement, in any case, in the event of a “change in control”; (d) a relocation of Dr. Askarpour’s primary work location that results in an increase in his one-way commute by more than twenty-five (25) miles; or (e) a material breach of Dr. Askarpour’s employment agreement by the Company. See the section titled “Compensation Discussion and Analysis” for additional information.

Mr. Linacre’s offer letter provided that if his employment is terminated by the Company without “cause,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. If Mr. Linacre’s employment were terminated by the Company without “cause” on September 30, 2023, the total amounts payable to Mr. Linacre would have been $235,490. For purposes of Mr. Linacre’s offer letter, “cause” generally means (a) the indictment or conviction of Mr. Linacre, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude or dishonesty; (b) Mr. Linacre’s intentional action or an act of fraud, dishonesty or theft affecting the property, reputation, or business of the Company or its affiliates; (c) Mr. Linacre’s willful and persistent neglect of his duties and responsibilities; (d) Mr. Linacre’s failure or refusal to carry out the lawful directives of the Board; (e) Mr. Linacre’s diverting any business opportunity of the Company or its affiliates for his own personal gain; (f) Mr. Linacre’s omission of or misrepresentation of a significant fact on his employment application or resume; or (g) Mr. Linacre’s misuse of alcohol or drugs affecting his work performance. See the section titled “Compensation Discussion and Analysis” for additional information.

As previously disclosed, Mr. Linacre resigned from his position as Chief Financial Officer effective November 8, 2023. He did not receive any payments in connection with his termination of employment.

The Company’s Compensation Committee has the authority to accelerate the vesting of Company stock options granted to named executive officers under the 2019 Plan upon a change in control of the Company. See the section titled “Compensation Discussion and Analysis” for additional information.

PAY VERSUS PERFORMANCE

In accordance with rules adopted by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we provide the following disclosure regarding executive compensation and Company performance for the fiscal years listed below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the fiscal years shown.

PAY VERSUS PERFORMANCE
Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1),(2),(3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1),(2),(3)	Value of Initial Fixed $100 Investment Based on TSR(4)	Net Income ($MM)
2023	$2,439,408	$2,394,368	$676,259	$661,666	$124.64	$6.02
2022	$676,201	$676,201	$188,028	$206,087	$122.93	$5.52

1.	The Principal Executive Officer (“PEO”) in 2022 and 2023 is Shahram Askarpour. The Non-PEO NEOs for whom the average compensation is presented in this table for 2022 are Michael Linacre, Geoffrey S.M. Hedrick and Relland Winand, and for 2023 is Michael Linacre.
2.	The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.
3.	Compensation Actually Paid reflects the exclusions and inclusions for the PEO and NEOs set forth below. Amounts excluded, which are set forth in the Exclusion of Stock Awards columns below, represent the Stock Awards amounts from the applicable Summary Compensation Table. Amounts included in the Inclusion of Equity Values column below are the aggregate of the following components, as applicable: the fair value as of the end of the fiscal year of unvested equity awards granted in that year; the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; and the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year, less the fair value at the end of the prior year of awards granted prior to the year that failed to meet applicable vesting conditions during the year. Equity values are calculated in accordance with FASB ASC Topic 718.
4.	Dollar values assume $100 was invested in the Company for the cumulative period from September 30, 2021 to September 30, 2023, and reinvestment of the pre-tax value of dividends paid. Historical stock performance is not necessarily indicative of future stock performance.

ADJUSTMENTS MADE TO DETERMINE COMPENSATION ACTUALLY PAID

		2023	2022
Summary Compensation Table Total	PEO	$2,439,408	$676,201
	Average Non-PEO NEOs	$676,259	$188,028
Deduction for amounts reported under the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table	PEO	$1,671,000	--
	Average Non-PEO NEOs	$161,258	$49,997
Fair value as of the end of the covered year of awards granted during year that remain unvested as of year-end	PEO	$689,560	--
	Average Non-PEO NEOs	$154,923	$68,056
Increase/Deduction for change in fair value from prior year-end to current year-end of awards granted prior to that year that were outstanding and unvested as of year-end	PEO	--	--
	Average Non-PEO NEOs	$(6,092)	--
Increase for fair value as of the vesting dates for awards granted during year that vest during the year	PEO	$936,400	--
	Average Non-PEO NEOs	$--	--
Increase/Deduction for change in fair value from prior year-end to vesting date of awards granted prior to that year that vested during year	PEO	--	--
	Average Non-PEO NEOs	$(2,030)	--
Deduction for fair value of awards granted prior to year that were forfeited during year	PEO	--	--
	Average Non-PEO NEOs	--	--
Compensation Actually Paid	PEO	$2,394,368	$676,201
	Average Non-PEO NEOs	$661,666	$206,087

Description of Relationship Between NEO Compensation Actually Paid and Total Shareholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and the Company’s cumulative TSR over the fiscal two-year period from 2022 through 2023.

Description of Relationship Between NEO Compensation Actually Paid and Net Income

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and our net income during fiscal 2022 through 2023.

DIRECTOR COMPENSATION

Compensation of Directors

The Company’s compensation program for non-employee directors for 2023 consisted of three elements of compensation: meeting fees, restricted stock or restricted stock unit awards, and an annual retainer. All cash fees were paid quarterly in arrears. Each non-employee director was entitled to a fee of $1,500 for each Board meeting attended and $1,500 for each committee meeting that is not held on the same day as a Board meeting. The Chairman of the Board received $35,000 per year in addition to the meeting fees and restricted stock or restricted stock awards. Mr. Bressner served as Chairman of the Audit Committee until June 2023 and received $3,000 per quarter. Mr. Carolin became Chairman of the Audit Committee in June 2023 and received $3,000 per quarter in addition to the meeting fees and restricted stock or restricted stock unit awards. The Chairman of the Compensation Committee received $5,000 per year in addition to the meeting fees and restricted stock or restricted stock unit awards. Each non-employee director, including the Chairman of the Board, was also paid an annual retainer of $25,000.

The Company also makes annual awards of restricted stock or restricted stock units, with each such unit representing a contingent right to receive one share of common stock upon vesting, to non-employee directors under the 2019 Plan. The target value of such annual awards was $50,000 for each non-employee director for 2023. The number of shares underlying such annual awards are calculated based upon the price of the Company’s common stock at the close of business on the date of the Company’s annual meeting and such shares vest on the first anniversary of the date of grant. A director who resigns during the course of the year will vest in and receive a pro rata portion of the shares that he or she otherwise would have vested (in the case of restricted stock) or received (in the case of restricted stock units) had no such resignation occurred, based on the number of days served during the applicable calendar year.

With respect to the fiscal year ended September 30, 2023, the Company’s common stock closed at a price of $8.10 per share on January 3, 2023. Because the Company transitioned from a calendar year grant period to a one-year grant period beginning at each annual meeting, each non-employee director received (i) a grant of 1,742 restricted stock units on January 3, 2023 vesting 100 days following the date of grant, and (ii) a grant of 6,868 restricted stock units on April 13, 2023 vesting one year following the date of grant.

In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at Board and committee meetings.

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2023:

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Non-qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	$ (1)	$ (2)	$	$	Earnings	$	$
Glen R. Bressner	82,241	64,109	-	-	-	-	146,350
Winston J. Churchill(3)	43,250	14,110	-	-	-	-	57,360
Roger A. Carolin	73,750	64,109	-	-	-		137,859
Stephen L. Belland	53,667	64,109		-	-	-	117,776
Parizad Olver (Parchi)	47,500	64,109		-	-	-	111,609

1.             The amounts reported in this column include fees paid for attendance of Board and Board committee meetings and annual retainer for each non-employee director for the year ended September 30, 2023.

2.             The amounts reported in this column represent the grant date fair value, computed based on the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation—Stock Compensation” with respect to the stock awards granted to each non-employee director during the fiscal year ended September 30, 2023. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. In addition, as of the close of the fiscal year ended September 30, 2023, none of the non-employee directors held outstanding options to purchase stock of the Company.

3.             Mr. Churchill was a member of the Board until April 13, 2023.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2024, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole power to vote or direct the vote of such shares of common stock or the sole investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Estate of Geoffrey S. M. Hedrick (2)	1,673,155	9.6%
Christopher Harborne (3)	2,506,322	14.4%
Wealth Trust Axiom, LLC (4)	1,157,040	6.6%
Norman H. Pessin (5)	861,825	4.9%
Central Square Management LLC (6)	875,417	5.0%

1.	As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,459,983 of common stock outstanding as of January 12, 2023.

2.	Based solely on the Schedule 13D/A filed on August 11, 2023 filed by the Estate of Geoffrey S. M. Hedrick (the “Estate”) and Christopher Scott Ginieczki, as Personal Representative of the Estate of Geoffrey S. M. Hedrick (“Mr. Ginieczki”). According to the Schedule 13D/A, this amount includes 1,652,207 shares of common stock owned by the Estate and 20,948 shares of common stock owned by the Ginieczki Family Trust, of which Mr. Ginieczki is a co-trustee. According to the Schedule 13D/A, the Estate has shared voting and dispositive power as to 1,652,207 shares of common stock and Mr. Ginieczki has shared voting and dispositive power as to 1, 673,155 shares of common stock. The address for the Estate is c/o Innovative Solutions and Support, Inc., Attn: Christopher Scott Ginieczki, Personal Representative of Estate, 720 Pennsylvania Drive, Exton, PA 19341. Mr. Ginieczki’s address is 2788 San Tomas Expressway, Santa Clara, CA 95051.

3.	Based solely on Schedule 13D/A filed on February 17, 2023 by Christopher Harborne (“Mr. Harborne”) and Klear Kite LLC (“Klear Kite”), Klear Kite and, by virtue of being the sole member of Klear Kite, Mr. Harborne, each beneficially owns 2,506,322 shares of common stock, which are held directly by Klear Kite. Based on the 13D/A, Klear Kite and Mr. Harborne share voting and investment power over all such shares. Christopher Harborne’s address is 23F M Thai Tower, All Seasons Place, 87 Wireless Road, Bangkok 10300 Thailand.

4.	Based solely on Schedule 13G/A filed on February 3, 2022. WealthTrust Axiom LLC’s address is 550 Swedesford Road, Suite 110, Wayne, PA 19087.

5.	Based solely on Schedule 13D/A filed on September 12, 2022. Norman H. Pessin’s address is 400 East 51st, PH 31, New York, NY 10022.

6.	Based solely on Schedule 13G/A filed on September 10, 2014. Central Square Management LLC’s address is 1813 N. Mill Street, Suite F, Naperville, IL 60563.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2024, of (i) each director, (ii) the chief executive officer, the chief financial officer and the Company’s other executive officers during the fiscal year ended September 30, 2023, and (iii) all the current directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named below has sole voting and investment power with respect to such shares, and the address of each of the shareholders named below is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, Pennsylvania 19341. The information provided in the table is based on the Company’s records, information filed with the SEC, and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Shahram Askarpour	442,458	2.5%
Michael Linacre	2,465	*
Glen R. Bressner	85,089	*
Roger A. Carolin	45,922	*
Stephen L Belland	5,293	*
Parizad Olver	4,938	*

All current executive officers and directors as a group (6 persons)	586,165	3.3%

* Less than 1%.

1.	As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,453,983 shares of common stock outstanding as of January 12, 2024.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Company common stock that may be issued upon the exercise of options and pursuant to other awards under all of the Company’s existing equity compensation plans and arrangements as of September 30, 2023, including the 2019 Plan.

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants, and rights	warrants, and rights	first column)
Equity compensation plans approved by security holders	326,342	$8.19	262,187
Equity compensation plans not approved by security holders	—	—	—
Total	326,342	$8.19	262,187

In the fiscal years ended September 30, 2023, 2022 and 2021, awards were granted to the Company’s non-employee directors under the Company’s then-existing equity compensation plans and arrangements with respect to 36,182, 19,047 and 27,488 shares, respectively.

2019 Stock-Based Incentive Compensation Plan

The 2019 Plan was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. As of September 30, 2023, there were 262,187 shares of common stock available for awards under the 2019 Plan.

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

RELATED PARTY TRANSACTIONS

The written charter of the Audit Committee provides that it is the responsibility of the Audit Committee to review and approve any transaction between the Company and its officers, directors, and 5% shareholders.

During the fiscal years ended September 30, 2023 and September 30, 2022, there was not, nor is there any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any executive officer, director, director nominee or holder of more than 5% of any class of voting securities of the Company and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” sections above.

DIRECTOR INDEPENDENCE

The Board has affirmatively determined, in its business judgment, that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Glen R. Bressner, Winston J. Churchill (for the period during which he served as a member of the Board during fiscal year 2023), Roger A. Carolin, Stephen L. Belland, and Parizad Olver (Parchi). All members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are currently independent (as currently set forth in Rule 5605 of the Nasdaq listing rules). On January 28, 2024, the Board of Directors determined that Ms. Olver did not meet the heightened independence requirements for service on the Audit Committee as required by the rules and regulations of the SEC and, as a result, the listing standards of Nasdaq applicable to audit committee members due to the payment in November 2023 of $72,990 to a company in which Ms. Olver is the managing partner and has an ownership interest for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50. Upon making this determination, the Board of Directors removed Ms. Olver from the Audit Committee and appointed Mr. Belland to take her place. In determining the independence of our directors, our Board considered all transactions in which we and any director had any interest, including the aforementioned fee for consulting services paid to a company in which Ms. Parchi is the managing partner and has an ownership interest.

Item 14. Principal accounting fees and services.

Principal Accountant Fees and Services

Services provided by Grant Thornton for the fiscal years ended September 30, 2023 and 2022 have included audits of the annual consolidated financial statements of the Company, audits of the effectiveness of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and other services related to filings made with the SEC. The aggregate fees billed by Grant Thornton in connection with services rendered during the fiscal years ended September 30, 2023 and 2023, respectively, were:

	Grant Thornton	Grant Thornton
	FY 2023	FY 2022
Audit Fees	$636,908	$394,275
Audit Related Fees	115,500	15,750
Tax Fees	-	-

Total	$752,408	$410,025

Audit Fees

Audit fees for fiscal years 2023 and 2022 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, auditing the effectiveness of the Company’s internal controls over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees were paid to Grant Thornton during fiscal year 2023 for services related to the audit of the required historical financial statements of certain assets acquired from Honeywell International, Inc. during fiscal year 2023. Audit-related fees were paid to Grant Thornton during fiscal year 2022 for services provided in the filing of the Company’s Registration Statement on Form S-3.

Tax-Related Fees

No tax-related fees were paid to Grant Thornton during fiscal years 2023 or 2022.

All Other Fees

No other fees were incurred in connection with services provided by Grant Thornton during fiscal years 2023 or 2022.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company and any changes to the terms of the engagement. The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal. Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Compensation Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements. Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all 2023 and 2022 fees paid to Grant Thornton.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the Form 10-K:

1.	Financial Statements

See index to Financial Statements at Item 8 of the Form 10-K.

2.	Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)	The following exhibits are filed as part of, or incorporated by reference into the Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between IS&S and Honeywell International Inc. (1)*
3.1	Articles of Incorporation of IS&S. (2)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (3)
3.3	Amended and Restated Bylaws of IS&S (4)
4.1	Description of Capital Stock(12)
4.2	Rights Agreement, dated September 12, 2022, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (5)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (6)
10.1	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (7)**
10.2	IS&S 2019 Stock-Based Incentive Compensation Plan (8)**
10.3	Offer Letter from IS&S to Relland Winand, dated November 8, 2023 (9)**
10.4	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (1)*
10.5	Term Note, executed June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)*
10.6	Revolving Line of Credit Note, executed May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)*
10.7	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (10)*
10.8	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (10)*
10.9	Amended and Restated Line of Credit and Investment Sweep Rider, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (10)*
10.10	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (11)
21	Subsidiaries of IS&S.(12)
23.1	Consent of Grant Thornton LLP(12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (12)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). (12)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)
97	Clawback Policy(12)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document(12)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(12)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(12)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(12)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(12)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(12)
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101(12)

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

**Denotes compensatory plan or arrangement.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(8)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on January 28, 2019.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2023.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.
(12)	Incorporated by reference from the Form 10-K filed with the SEC on January 12, 2024, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: January 29, 2024