Form 10-Q
period 2023-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-02-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of February 1, 2024, there were 17,459,983 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2023

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$467,334	$3,097,193
Accounts receivable	5,583,593	9,743,714
Contract assets	647,644	487,139
Inventories	7,799,935	6,139,713
Prepaid inventory	11,509,067	12,069,114
Prepaid expenses and other current assets	919,639	1,073,012
Assets held for sale	—	2,063,818

Total current assets	26,927,212	34,673,703

Goodwill	3,557,886	3,557,886
Intangible assets, net	15,916,821	16,185,321
Property and equipment, net	7,931,009	7,892,427
Deferred income taxes	1,141,048	456,392
Other assets	224,221	191,722

Total assets	$55,698,197	$62,957,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$10,611,514	$2,000,000
Accounts payable	1,545,799	1,337,275
Accrued expenses	2,984,947	2,918,325
Contract liability	228,306	143,359

Total current liabilities	15,370,566	6,398,959

Long-term debt	—	17,500,000
Other liabilities	427,581	421,508

Total liabilities	15,798,147	24,320,467

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2023 and September 30, 2023	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,550,184 and 19,543,441 issued at December 31, 2023 and September 30, 2023, respectively	19,549	19,543

Additional paid-in capital	54,522,975	54,317,265
Retained earnings (accumulated deficit)	6,726,063	5,668,713
Treasury stock, at cost, 2,096,451 shares at December 31, 2023 and at September 30, 2023	(21,368,537)	(21,368,537)

Total shareholders’ equity	39,900,050	38,636,984

Total liabilities and shareholders’ equity	$55,698,197	$62,957,451

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2023	2022
Net Sales:
Product	$4,424,108	$5,088,208
Customer service	4,227,247	1,061,149
Engineering development contracts	656,708	366,899
Total net sales	9,308,063	6,516,256

Cost of sales:
Product	1,781,345	2,415,944
Customer service	1,726,961	319,102
Engineering development contracts	276,595	57,406
Total cost of sales	3,784,901	2,792,452

Gross profit	5,523,162	3,723,804

Operating expenses:
Research and development	901,144	670,445
Selling, general and administrative	3,006,819	2,261,863
Total operating expenses	3,907,963	2,932,308

Operating income	1,615,199	791,496

Interest expense	(360,013)	—
Interest income	79,479	115,892
Other income	17,699	18,196
Income before income taxes	1,352,364	925,584

Income tax expense (benefit)	295,014	226,933

Net income	$1,057,350	$698,651

Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Weighted average shares outstanding:
Basic	17,451,362	17,316,766
Diluted	17,474,906	17,326,177

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2023

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2023	$19,543	$54,317,265	$5,668,713	$(21,368,537)	$38,636,984

Share-based compensation	6	205,710	—	—	205,716
Net income	—	—	1,057,350	—	1,057,350

Balance, December 31, 2023	$19,549	$54,522,975	$6,726,063	$(21,368,537)	$39,900,050

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2022
			(Accumulated
		Additional	Deficit)		Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2022	$19,413	$52,458,121	(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	—	233,125	—	—	233,125
Exercise of stock options	57	408,789	—	—	408,846
Net income	—	—	698,651	—	698,651

Balance, December 31, 2022	$19,470	$53,100,035	$339,609	$(21,368,537)	$32,090,577

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,057,350	$698,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,421	85,409
Share-based compensation expense
Stock options	105,285	—
Stock awards	100,431	283,195
Gain on disposal of property and equipment	(160,577)	—
Deferred income taxes	(676,483)	(284,689)
(Increase) decrease in:
Accounts receivable	4,160,121	980,938
Contract assets	(160,505)	—
Inventories	(1,660,222)	96,809
Prepaid inventories	560,047	—
Prepaid expenses and other current assets	153,373	93,264
Other non-current assets	(35,800)	—
Increase (decrease) in:
Accounts payable	208,523	133,417
Accrued expenses	(903,673)	(614,657)
Income taxes	971,497	511,622
Contract liabilities	84,947	(167,404)
Net cash provided by operating activities	4,215,735	1,816,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(182,918)	(32,716)
Proceeds from the sale of property and equipment	2,225,810	—
Net cash provided by (used in) investing activities	2,042,892	(32,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	(19,500,000)	—
Proceeds from line of credit note	19,402,560	—
Repayments of line of credit note	(8,791,046)	—
Proceeds from exercise of stock options	—	408,846
Net cash (used in) provided by financing activities	(8,888,486)	408,846

Net (decrease) increase in cash and cash equivalents	(2,629,859)	2,192,685
Cash and cash equivalents, beginning of year	3,097,193	17,250,546

Cash and cash equivalents and restricted cash, end of year	$467,334	$19,443,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of the Company

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and original equipment manufacturers (“OEMs”). The Company supplies integrated flight management systems (“FMS”), flat panel display systems (“FPDS”), FPDS with autothrottle, air data equipment, integrated standby units, integrated standby units with autothrottle and advanced Global Positioning System (“GPS”) receivers that enable reduced carbon footprint navigation, communication and navigation products and inertial reference units.

The Company has continued to position itself as a system integrator, which capability provides the Company with the potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport and, United States Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

On June 30, 2023 (the “Acquisition Date”), the Company entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (“Honeywell”) whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines (the “Product Lines”) to the Company (the “Transaction”). The Transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. See Acquisition within Note 2, “Supplemental Balance Sheet Disclosures” below for more details.

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The consolidated balance sheet as of September 30, 2023 is derived from the audited financial statements of the Company. Operating results for the three-month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024 which cannot be determined at this time. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contract (“EDC”) programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Principles of Acquisitions

The Company evaluates each of its acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business.

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

Goodwill is tested for impairment at fiscal year-end September 30 or in an interim period if certain changes in circumstances indicate a possibility that an impairment may exist. Factors to consider that may indicate an impairment may exist are:

●	macroeconomic conditions;

●	industry and market considerations, such as a significant adverse change in the business climate;
●	cost factors;
●	overall financial performance, such as current-period operating results or cash flow declines combined with a history of operating results or cash flow declines;
●	a projection or forecast that demonstrates continuing declines in the cash flow or the inability to improve the operations to forecasted levels; and
●	any entity-specific events.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2023 and September 30, 2023 consist of cash on deposit and cash invested in money market funds with financial institutions.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to estimated future cash flows expected to result from use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows. No impairment charges were recorded during the three-month periods ended December 31, 2023 or 2022.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and September 30, 2023, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$497,187	$—	$—

Fair Value Measurement on September 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$3,665,128	$—	$—

The December 31, 2023 money market funds balance differs from the cash and cash equivalents balance on the consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture, deliver and service large flat-panel display systems, flight information computers, autothrottles and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude and engine and fuel data measurements.

Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five steps:

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

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. If the contract contains multiple performance obligation, the Company determines standalone selling price based on the price at which each performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions as well as the cost of the goods or services and the Company’s normal margins for similar performance obligations.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three-month periods ended December 31, 2023 and 2022. Therefore, no adjustment on any contract was material to our consolidated financial statements for the three-month periods ended December 31, 2023 and 2022.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2023	$487,139	$143,359
Amount transferred to receivables from contract assets	(200,977)	—
Contract asset additions	361,482	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(9,030)
Increases due to invoicing prior to satisfaction of performance obligations	—	93,977
December 31, 2023	$647,644	$228,306

Lease Recognition

The Company accounts for leases in accordance with ASU 2016-02, “Leases” (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have any financing leases that are material in nature.

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years and tax planning strategies which are both prudent and feasible. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

The Company files a consolidated U.S. federal income tax return. The Company prepares and files tax returns based on the interpretation of tax laws and regulations and records estimates based on these judgments and interpretations. In the normal course of business, the tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company records a liability when it is probable that there will be an assessment. The Company adjusts the estimates periodically as a result of ongoing examinations by and settlements with the various taxing authorities and changes in tax laws, regulations and precedent. The consolidated tax provision of any given year includes adjustments to prior years’ income tax accruals that are considered appropriate and any related estimated interest. Management believes that it has made adequate accruals for income taxes. Differences between estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material effect on the Company’s consolidated financial position but could possibly be material to its consolidated results of operations or cash flow of any one period.

Engineering Development

Total engineering development expense comprises both internally funded research and development (“R&D”) and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to cost of sales-EDC based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. The Company determined the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported and the Company believes that it has adequate reserves for these claims at December 31, 2023 and September 30, 2023, respectively. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2023 and September 30, 2023, the estimated liability for medical claims incurred but not reported was $75,000 and $62,300, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $205,000 and $382,000 as a current asset in the accompanying consolidated balance sheets as of December 31, 2023 and September 30, 2023, respectively.

Concentrations

Major Customers and Products

In the three-month period ended December 31, 2023, one customer, Pilatus Aircraft Ltd (“Pilatus”) accounted for 29% of net sales.

In the three-month period ended December 31, 2022, three customers, Pilatus, Air Transport Services Group and Textron Aviation, Inc. (“Textron”) accounted for 38%, 13% and 11% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three-month period ended December 31, 2023, the Company had three suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three-month period ended December 31, 2022, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

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

The allocation of the purchase price is based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the fact that, while legal control has been transferred, the Company has not received physical possession of all of the prepaid inventory, equipment and construction in progress and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Asset Purchase and License Agreement. The transfer of the prepaid inventory, equipment and construction in progress is expected to occur within the measurement period. As a result, the purchase price amount for the Transaction and the allocation of the preliminary purchase consideration for prepaid inventory, equipment, construction in progress and goodwill are preliminary estimates, which may be subject to change within the measurement period.

The preliminary allocation of the purchase consideration as of the Acquisition Date is as follows:

	Amounts Recognized as of
	Acquisition Date	Measurement		Purchase Price
	(as previously reported)	Period Adjustments		Allocation
Cash consideration	$35,860,000	$—		$35,860,000
Total consideration	$35,860,000	$—		$35,860,000
				—
Prepaid inventory (a)	$10,036,160	$2,032,954	(d)	$12,069,114
Equipment	2,609,000	(54,000)	(d)	2,555,000
Construction in progress	1,238,000	—		1,238,000
Intangible assets (b)	20,900,000	(4,460,000)	(d)	16,440,000
Goodwill (c)	4,608,041	(1,050,155)	(d)(e)	3,557,886
Assets acquired	39,391,201	(3,531,201)		35,860,000
Accrued expenses	(3,531,201)	3,531,201	(e)	—
Liabilities assumed	(3,531,201)	3,531,201		—
Net assets acquired	$35,860,000	$—		$35,860,000
(a)	Prepaid inventory consists of raw materials and finished goods acquired by the Company but not in the Company’s physical possession as of the Acquisition Date. The fair value of raw materials was estimated to equal the replacement cost. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities, which resulted in a step-up in the value of the finished goods.
(b)	Intangible assets consist of license agreement related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at provisional estimated fair values. The provisional estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The provisional estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Intangible assets within Note 2, “Supplemental Balance Sheet Disclosures” for further details.
(c)	Goodwill represents the excess of the preliminary purchase consideration over the provisional fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the expected synergies from the Transaction. Goodwill resulting from the Transaction has been provisionally assigned to the Company’s one operating segment and one reporting unit. The goodwill is not expected to be deductible for income tax purposes. Further, the Company determined that the preliminary goodwill was not impaired as of December 31, 2023 and as such, no impairment charges have been recorded for the three months ended December 31, 2023; the Company also determined that the preliminary goodwill was not impaired as of September 30, 2023.
(d)

During the fourth quarter of 2023, the Company identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships, with the assistance of an independent third-party valuation firm based on facts and circumstances that existed as of the Acquisition Date. The adjustments resulted in an overall increase to goodwill of $2.5 million. Additionally, the change to the preliminary fair value estimates did not have a material impact to the consolidated statement of operations.

(e)

During the fourth quarter of 2023, the Company identified measurement period adjustments related to the preliminary fair value estimates for accrued expenses. While the Asset Purchase and License Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the Acquisition Date, it was determined that there were no actual liabilities outstanding related to these open supplier purchase orders as of the Acquisition Date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the consolidated statement of operations.

Transition services agreement

Concurrent with the Transaction, the Company entered into a transition services agreement (the “TSA”) with Honeywell, at no additional costs, to receive certain transitional services and technical support during the transition service period. The Company accounted for the TSA separate from business combination and have recognized $140,000 in prepaid expenses and other current assets at September 30, 2023 within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the TSA was determined using the with and without method.

Acquisition and related costs

In connection with the Transaction, the Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2023; the debt issuance costs related to the Term Loan were not material. For the three months ended December 31, 2023, the Company incurred no acquisition costs.

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the Product Lines, as if the Transaction had occurred on October 1, 2021:

	Three Months Ended December 31,
	2023	2022
Net sales	$9,308,063	$12,597,909
Net income	$1,178,138	$2,211,081

These pro forma results are for illustrative purposes and are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations. The unaudited pro forma information for all periods presented was adjusted to give effect to pro forma events that are directly attributable to the Transaction and is factually supportable. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	December 31,	September 30,
	2023	2023
Raw materials	$6,495,880	$5,162,177
Work-in-process	1,211,405	966,888
Finished goods	92,650	10,648
	$7,799,935	$6,139,713

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2023	2023
Prepaid insurance	$635,482	$623,186
Other	284,157	449,826
	$919,639	$1,073,012

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of December 31, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(537,000)	10,203,000
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(1,175,285)	$15,916,821

	As of September 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(268,500)	10,471,500
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(906,785)	$16,185,321

(a)

As part of the Transaction, the Company acquired intangible assets related to the license agreement for the license rights to use certain Honeywell intellectual property and customer relationships. The gross carrying values are preliminary estimates and may be subject to change within the measurement period – refer to Acquisition within Note 2, “Supplemental Balance Sheet Disclosures” for further details. The license agreement has an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of nine years and six months. The Company determined that the preliminary intangible assets were not impaired as of December 31, 2023 and September 30, 2023; no impairment charges have been recorded for the three months ended December 31, 2023.

(b)	The licensing and certification rights are amortized over a defined number of units. No impairment charges were recorded during the three-month periods ended December 31, 2023 and 2022.

Intangible asset amortization expense was $268,500 and $0 for the three-month periods ended December 31, 2023 and 2022, respectively. Intangible asset amortization expense was charged to selling, general and administrative expense.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of December 31, 2023 is as follows:

2024 (nine months remaining)	$805,500
2025	1,074,000
2026	1,074,000
2027	1,074,000
2028	1,074,000
Thereafter	5,101,500
Total	$10,203,000

Assets Held for Sale

As of September 30, 2023, the Company classified $2.1 million of net property and equipment as “assets held for sale” on the condensed consolidated balance sheet. During the fourth quarter 2023, management of the Company implemented a plan to sell a Company-owned aircraft and commenced efforts to locate a buyer for the aircraft. On November 20, 2023, the Company sold its assets held for sale, the King Air aircraft, for $2.3 million. The resultant gain on the sale of $162,000 is a reduction to selling, general and administrative expense in the quarter ended December 31, 2023.

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2023	2023
Computer equipment	$2,359,313	$2,343,996
Corporate airplane	—	—
Furniture and office equipment	977,224	970,230
Manufacturing facility	6,031,989	5,926,584
Equipment	9,187,440	9,554,197
Land	1,021,245	1,021,245
	19,577,211	19,816,252
Less accumulated depreciation and amortization	(11,646,202)	(11,923,825)
	$7,931,009	$7,892,427

Depreciation and amortization related to property and equipment was $142,921 and $85,409 for the three-month periods ended December 31, 2023 and 2022, respectively.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2023	2023
Operating lease right-of-use assets	$11,764	$15,065
Other non-current assets	212,457	176,657
	$224,221	$191,722

Other non-current assets as of December 31, 2023 includes a deposit for medical claims required under the Company’s medical plan. Other non-current assets as of September 30, 2023 includes a deposit for medical claims required under the Company’s medical plan and an airplane hanger deposit. In addition, other non-current assets as of December 31, 2023 and September 30, 2023 includes $140,657 and $101,357, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $39,300 and zero for the three-month periods ended December 31, 2023 and 2022, respectively.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2023	2023
Warranty	$541,450	$562,645
Salary, benefits and payroll taxes	522,608	1,181,219
Professional fees	161,269	200,668
Operating lease	11,764	12,965
Income tax Payable	1,088,194	116,697
Other	659,662	844,131
	$2,984,947	$2,918,325

Warranty cost and accrual information for the three-month period ended December 31, 2023 is highlighted below:

Three Months Ending
December 31, 2023
Warranty accrual, beginning of period	$562,645
Accrued expense	19,505
Warranty cost	(40,700)
Warranty accrual, end of period	$541,450

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

The effective tax rate for the three-month period ended December 31, 2023 was 21.8% and differs from the statutory tax rate primarily due to higher state taxes due to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the three-month period ended December 31, 2022 was 24.5% and differs from the statutory tax rate primarily due to permanent items, first quarter discrete adjustments related to stock compensation and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At December 31, 2023, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $155,581 for the three-month period ended December 31, 2023. The compensation expense related to stock options and awards issued to employees under the 2019 Plan was $233,125 for the three-month period ended December 31, 2022.

The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $50,135 for the three-month period ended December 31, 2023. The compensation expense under the 2019 Plan related to stock awards issued to non-employee members of the Board was $50,070 for the three-month period ended December 31, 2022.

Total compensation expense associated with the 2019 Plan was $205,716 and $283,195 for the three-month periods ended December 31, 2023 and 2022, respectively.

At December 31, 2023, unrecognized compensation expense of approximately $554,185, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended December 31,
	2023	2022
Numerator:
Net income	$1,057,350	$698,651
Denominator:
Basic weighted average shares	17,451,362	17,316,766
Dilutive effect of share-based awards	23,544	9,411
Diluted weighted average shares	17,474,906	17,326,177

Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of December 31, 2023 and 2022, there were 224,374 and 0 options to purchase common stock outstanding, respectively, and 101,968 and 7,886 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended December 31, 2023 and 2022, respectively, 213,409 and 0 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Commitments and Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in aggregate, have a material effect on the results of operations or financial position.

7. Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse is a new related party beginning in fiscal year 2022 due to their president acquiring more than 10% in shares of the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to approximately $84,500 and $34,300 for the three-month periods ended December 31, 2023 and 2022, respectively.

A company in which Parizad Olver (Parchi), a member of the Board of Directors, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

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

The measurement of “right-of-use” assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such a rate is utilized. However, based on information available at lease commencement for our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis over a similar term.

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2023:

Classification on the Consolidated Balance Sheet on December 31, 2023
Assets
Operating leases	Other assets	$11,764

Liabilities
Operating leases- current	Accrued expenses	$11,764
Operating leases – noncurrent	Other liabilities	$—
Total lease liabilities		$11,764

Rent expense and cash paid for various operating leases in aggregate are $3,669 for the three-month period ended December 31, 2023. The weighted average remaining lease term is 0.9 years and the weighted average discount rate is 5.0% as of December 31, 2023.

Future minimum lease payments under operating leases are as follows at December 31, 2023:

	Twelve Months
	Ending	Operating
	December 31,	Leases
	2024	$13,453
	2025	—
Total minimum lease payments		$13,453
Amount representing interest		(1,689)
Present value of minimum lease payments		$11,764
Current portion		11,764
Long-term portion of lease obligations		$—

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

Future interest payments on the Term Loan, based on current interest rates, are expected to approximate $0.4 million for the remainder of fiscal 2023, $1.5 million in fiscal 2024, $1.3 million in fiscal 2025, $1.1 million in fiscal 2026 and $1.6 million thereafter. The interest rate applicable to loans outstanding under the Term Loan is a floating interest rate equal to the sum of (A) the Term SOFR Rate (as defined in the Term Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio. Commencing on June 30, 2023, the Term Loan will consist of sixty equal monthly principal installments, over a period of ten years, with the balance payable on the maturity date of the Term Loan.

In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Revolving Line of Credit Note in favor of PNC, executed May 11, 2023 (“Line of Credit Note”), provides for a senior secured revolving line of credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028 (the “Revolving Line of Credit”).

The interest rate applicable to loans outstanding under the Revolving Line of Credit was a rate per annum equal to the sum of (A) Daily SOFR (as defined in the Line of Credit Note) plus (B) an unadjusted spread of Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio. The Company will pay an annual commitment fee of 0.15% on the amount available for borrowing under the revolving credit facility.

On December 19, 2023, the Company and PNC entered into an Amendment to the Loan (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. Under the terms of the Restated Rider, at the end of each business day any cash balance will be applied by PNC to the outstanding principal balance under the terms of the Restated Line of Credit Note. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment and to pay off and close the loan evidenced by the Term Note.

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

The foregoing descriptions of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider do not purport to be complete and are qualified in their entirety by reference to the full text of the Restated Loan Amendment, Restated Line of Credit Note and Restated Rider, which are filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, to the Current Report on Form 8-K filed December 22, 2023 and are incorporated herein by reference.

The Company was in compliance with all applicable covenants throughout the year and at December 31, 2023. The outstanding balance drawn on the Line of Credit was $10,611,514 at December 31, 2023.

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

All forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and in Item 1A (Risk Factors) to Part II of this Quarterly Report on Form 10-Q, as well as the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	ability to successfully manage and integrate key acquisitions, mergers and other transactions, such as the recent asset acquisition of certain Inertial, Communication and Navigation product lines from Honeywell International, Inc., as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition;
●	potential future acquisitions or dispositions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, that incorporates proprietary technology, low cost, reduced power consumption, decreased weight and increased functionality. The Company has incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, into its FPDS product line.

The Company has developed an FMS that combines the savings long associated with in-flight fuel optimization in enroute flight management combined with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that the FMS, alongside its FPDS and CIP product lines, is well suited to address market demand driven by certain regulatory mandates, new technologies and the high cost of maintaining aging and obsolete equipment on aircraft that will be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS, FPDS and SBAS/WAAS/LPV enabled navigator, will be qualified to land at such airports and will comply with Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance and Automatic Dependent Surveillance-Broadcast navigation. IS&S believes this will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications into general aviation, commercial air transport and military transport aircraft. In addition, the Company offers what we believe to be state-of-the-art integrated standby units, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. These integrated standby units builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

The Company has developed and received certification from the FAA on its NextGen Flight Deck featuring its ThrustSense® Integrated PT6 Autothrottle (“ThrustSense® Autothrottle”) for retrofit in the Pilatus PC-12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays and integrated standby units, as well as an Integrated FMS and EFB System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen enhanced avionics suite is available for integration into other business aircraft with full-authority digital engine control (“FADEC”) and non-FADEC engines.

The Company has developed its FAA-certified ThrustSense® Autothrottle for retrofit in the King Air and dual turbo prop PT6 powered aircraft. The autothrottle is designed to automate the power management for speed and power control including go-around. ThrustSense® also ensures aircraft envelope protection and engine protection during all phases of flight, thereby reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® on the King Air 360 and King Air 260. ThrustSense® is also available for retrofit on King Air aircraft through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Airs aircraft ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

We believe the ThrustSense® Autothrottle is innovative in that it is the first autothrottle developed for a turbo prop that allows a pilot to automatically control the power setting of the engine. The autothrottle computes and controls appropriate power levels thereby reducing overall pilot workload. The system computes thrust, holds selected speed/torque and implements appropriate speed and engine limit protection. When engaged by the pilot, the autothrottle system adjusts the throttles automatically to achieve and hold the selected airspeed guarded by a torque/temperature limit mode. The autothrottle system takes full advantage of the integrated cockpit and utilizes weight and balance information to determine optimal control settings and enable safety functions like a turbulence control mode.

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

The exclusive licensing of these product lines from Honeywell enhances the Company’s current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes the Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance value propositions.

Costs related to product sales comprises material, components and third-party avionics purchased from suppliers, direct labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet IS&S specifications. The overhead portion of cost of sales primarily comprises salaries and benefits, building occupancy costs, supplies and outside service costs related to production, purchasing, material control and quality control. Cost of sales includes warranty costs.

Costs related to Engineering Development Contracts (“EDC”) sales comprises engineering labor, consulting services and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for as contract costs within cost of sales, with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded research and development (“R&D”) expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting and other general corporate expenses.

The Company sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics, including the COVID-19 pandemic and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 or similar pandemics will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

Environmental, Social and Governance Considerations

In recent years, environmental, social and governance (“ESG”) issues have become an increasing area of focus for some of our shareholders, customers and suppliers. Management and the Company’s Board of Directors are committed to identifying, assessing and understanding the potential impact of ESG issues and related risks on the Company’s business model, as well as potential areas of improvement.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2023 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2023, except new critical accounting policies in acquisition, intangible assets and goodwill. See also Note 1 to the unaudited condensed consolidated financial statements for the three-month period ended December 31, 2023 as set forth herein.

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

Critical estimates in valuing certain of the intangible assets and goodwill acquired include:

●	future expected cash flows from customer contracts and license agreement;
●	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; and
●	discount rates.

Intangible Assets

Intangible assets consist of customer relationship, license agreement, licensing and certification rights and these assets are carried at cost less accumulated amortization and any impairment charge.

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

Impairment of Goodwill

The Company evaluates the carrying amount of goodwill at fiscal year-end September 30 or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. Assumptions used in the impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. The Company believes these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2023 AND 2022

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2023	2022
Net sales:
Product	47.5%	78.1%
Customer service	45.4%	16.3%
Engineering development contracts	7.1%	5.6%
Total net sales	100.0%	100.0%

Cost of sales:
Product	19.1%	37.1%
Customer service	18.6%	4.9%
Engineering development contracts	3.0%	0.9%
Total cost of sales	40.7%	42.9%

Gross profit	59.3%	57.1%

Operating expenses:
Research and development	9.7%	10.3%
Selling, general and administrative	32.3%	34.7%
Total operating expenses	42.0%	45.0%

Operating income	17.4%	12.1%

Interest expense	(3.9)%	—%
Interest income	0.9%	1.8%
Other income	0.2%	0.3%

Income before income taxes	14.5%	14.2%

Income tax expense (benefit)	3.2%	3.5%

Net income	11.4%	10.7%

Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Net sales. Net sales were $9,308,063 for the three months ended December 31, 2023 compared to $6,516,256 for the three months ended December 31, 2022, an increase of 42.8%. Product sales decreased $664,100 or 13.1% and customer service sales increased $3,166,098 or 298.4% as compared to the year ago quarter. The decrease in product sales for the three months ended December 31, 2023 was primarily the result of reduced shipments of displays for retrofit programs to commercial air transport customers and reduced shipments of displays to general aviation customers. The decrease was partially offset by an increase of shipments to military customers. The increase in customer service primarily reflects customer service sales of the product lines acquired from Honeywell. EDC sales increased $289,809, or 79%, compared to the year-ago quarter reflecting increased EDC business.

Cost of sales. Cost of sales increased by $992,449, or 12.0%, to $3,784,901, or 40.7% of net sales, in the three months ended December 31, 2023, compared to $2,792,452 or 42.9% of net sales, in the three months ended December 31, 2022. The increase in cost of sales was primarily the result of an increase in customer service sales volume for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The Company’s overall gross margin was 59.3% and 57.1% for the three months ended December 31, 2023 and 2022, respectively. This increase in overall gross margin percentage for the three months ended December 31, 2023 is attributable to more favorable absorption of fixed costs resulting from the increased sales volume. Customer service gross margin percentage declined for the three month period ended December 31, 2023 from the year ago quarter due to increased material costs for the repair of product lines acquired from Honeywell.

Research and development. R&D expense was $901,144 an increase of $230,699, or 34.4%, in the three months ended December 31, 2023 from $670,445 in the three months ended December 31, 2022. This increase in R&D expense was due to higher salaries and benefits due to higher headcount. As a percentage of net sales, R&D expense decreased to 9.7% of net sales for the three months ended December 31, 2023.

Selling, general and administrative. Selling, general and administrative expenses were $3,006,819, an increase of $744,956, or 32.9%, in the three months ended December 31, 2023 from $2,261,863 in the three months ended December 31, 2022. The overall increase in selling, general and administrative expense in the quarter ended December 31, 2023 was primarily the result of increased sales and marketing costs which included the amortization expense of the customer relationships intangible asset resulting from the Transaction and professional and consulting fees. These increases were partially offset by the $162,000 gain from the sale of the Company’s asset held for sale, the King Air aircraft. As a percentage of net sales, selling, general and administrative expenses, were 32.3% in the three months ended December 31, 2023 compared to 34.7% for the prior year period.

Interest expense. Interest expense was $360,013 for the three months ended December 3, 2023 resulting from borrowings under the Company’s debt facility with PNC bank. There was no interest expense in the three months ended December 31, 2022 as the Company had no debt agreements in place during the period.

Interest income. Interest income decreased by $36,413 to $79,479 in the three months ended December 31, 2023 from $115,892 in the three months ended December 31, 2022, mainly as a result of decreased cash balances during the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and remained relatively unchanged in the three months ended December 31, 2023 compared to the same period in the prior year.

Income tax expense. The effective tax rate for the three-month period ended December 31, 2023 was 21.8% and differs from the statutory tax rate primarily due to higher state taxes related to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the three-month period ended December 31, 2022 was 24.5% and differs from the statutory tax rate primarily due to permanent items, first quarter discrete adjustments related to stock compensation and state taxes.

Net income. The Company reported net income for the three months ended December 31, 2023 of $1,057,350 as compared to net income of $698,651 for the three months ended December 31, 2022. On a diluted basis, the net income per share was $0.06 for the three months ended December 31, 2023 compared to net income per share of $0.04 for the three months ended December 31, 2022.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	December 31,	September 30,
	2023	2023
Cash and cash equivalents	$467,334	$3,097,193
Accounts receivable	$5,583,593	$9,743,714
Current assets	$26,927,212	$34,673,703
Current liabilities	$15,370,566	$6,398,959
Contract liability	$228,306	$143,359
Other non-current liabilities	$427,581	$17,921,508
Quick ratio (1)	0.39	2.01
Current ratio (2)	1.75	5.42

	Three Months Ended December 31,
	2023	2022
Cash flow activities:
Net cash provided by operating activities	$4,215,735	$1,816,555
Net cash provided by (used in) investing activities	2,042,892	(32,716)
Net cash (used in) provided by financing activities	(8,888,486)	408,846
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(2)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations, supplemented with borrowings under our term loan and revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments (including those described in Note 8, “Leases”). The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our term loan and revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

Debt Facility

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provides for a senior secured term loan in an aggregate principal amount of $20,000,000, with a maturity date of June 28, 2028.

The interest rate applicable to loans outstanding under the Restated Line of Credit was a rate per annum equal to the sum of (A) Daily SOFR (as defined in the Restated Line of Credit Note) plus (B) an unadjusted spread of Applicable SOFR Margin (as defined in the Restated Line of Credit Note) plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the Restated Line of Credit Note.

Stifel Sales Agreement

On September 22, 2023, the Company entered into an at-the-market equity offering Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time through the Sales Agent up to $40 million of shares of its common stock. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267595), which was declared effective by the SEC on October 14, 2022. The Company filed a prospectus supplement, dated September 22, 2023, with the SEC in connection with the offer and sale of the shares. Subject to the terms and conditions of the ATM Sales Agreement, the Sales Agent will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based upon the Company’s instructions. The Company is not obligated to sell any shares under the ATM Sales Agreement and the Company or the Sales Agent may at any time suspend solicitation and offers under the ATM Sales Agreement or terminate the ATM Sales Agreement. The Company has provided the Sales Agent with customary indemnification rights and the Sales Agent will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of the shares of the Company’s common stock sold through the Sales Agent. Sales of the shares of the Company’s common stock, if any, under the ATM Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on or through Nasdaq or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law.

During the year ended September 30, 2023, we did not sell any shares of common stock under the ATM Sales Agreement.

Operating activities

Net cash provided by operating activities was $4.2 million for the three-month period ended December 31, 2023 and consisted primarily of funding from net income of $1.1 million, a decrease in accounts receivable of $4.2 million partially offset by an increase in inventory of $1.7 million.

Investing activities

Net cash provided by investing activities was $2.0 million for the three-month period ended December 31, 2023 and consisted primarily of proceeds of $2.2 million from the sale of the Company’s King Air aircraft.

Financing activities

Net cash used in financing activities was $8.9 million for the three-month period ended December 31, 2023 and consisted of payments against the Company’s line of credit.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the three-month period ended December 31, 2023:

	Three Months Ended

	December 31, 2023
Backlog, beginning of period		$13,450,881
Plus: bookings during period, net		10,415,963
Less: sales recognized during period		(9,308,063)
Backlog, end of period		$14,558,781

At December 31, 2023, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-month period ended December 31, 2023 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $13,744 with a resulting impact on cash flows of approximately $13,744 for the three-month period ended December 31, 2023.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on January 12, 2024 (the “Form 10-K”), as amended on January 29, 2024. The risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions and Support, Inc. and Honeywell International Inc.(1)*

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (3)

3.3	Amended and Restated Bylaws of IS&S (4)

10.1	Offer Letter from IS&S to Relland Winand, dated November 8, 2023 (5)**

10.2	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC and PNC Bank, National Association (6)*

10.3	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (6)*

10.4

Amended and Restated Line of Credit and Investment Sweep Rider, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC and PNC Bank, National Association (6)*

13.1	Annual Report on Form 10-K filed with the SEC on January 12, 2024(7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1

Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document, filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Scheme Document, filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2023.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on January 12, 2024.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 14, 2024	By:	/s/ Relland M. Winand
Relland M. Winand
Interim Chief Financial Officer