Form 10-Q
period 2024-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-05-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 17,493,705 shares of the Registrant’s Common Stock, with par value of $.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2024

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	September 30,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$574,079	$3,097,193
Accounts receivable	6,061,185	9,743,714
Contract assets	1,230,607	487,139
Inventories	9,120,870	6,139,713
Prepaid inventory	6,775,822	12,069,114
Prepaid expenses and other current assets	711,772	1,073,012
Assets held for sale	—	2,063,818

Total current assets	24,474,335	34,673,703

Goodwill	3,557,886	3,557,886
Intangible assets, net	15,648,321	16,185,321
Property and equipment, net	12,450,425	7,892,427
Deferred income taxes	1,173,227	456,392
Other assets	319,704	191,722

Total assets	$57,623,898	$62,957,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$10,642,885	$2,000,000
Accounts payable	2,647,123	1,337,275
Accrued expenses	2,415,095	2,918,325
Contract liability	96,650	143,359

Total current liabilities	15,801,753	6,398,959

Long-term debt	—	17,500,000
Other liabilities	444,440	421,508

Total liabilities	16,246,193	24,320,467

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2024 and September 30, 2023	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,556,434 and 19,543,441 issued at March 31, 2024 and September 30, 2023, respectively	19,556	19,543

Additional paid-in capital	54,792,307	54,317,265
Retained earnings	7,934,379	5,668,713
Treasury stock, at cost, 2,096,451 shares at March 31, 2024 and at September 30, 2023	(21,368,537)	(21,368,537)

Total shareholders’ equity	41,377,705	38,636,984

Total liabilities and shareholders’ equity	$57,623,898	$62,957,451

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales:
Product	$4,895,589	$5,945,151	$9,319,697	$11,035,358
Customer service	5,098,222	1,395,303	9,325,469	2,454,452
Engineering development contracts	745,705	—	1,402,413	366,899
Total net sales	10,739,516	7,340,454	20,047,579	13,856,709

Cost of sales:
Product	2,347,695	2,202,750	4,129,040	4,618,694
Customer service	2,462,260	397,553	4,189,221	716,655
Engineering development contracts	347,199	—	623,794	57,406
Total cost of sales	5,157,154	2,600,303	8,942,055	5,392,755

Gross profit	5,582,362	4,740,151	11,105,524	8,463,954

Operating expenses:
Research and development	1,031,119	866,198	1,932,263	1,536,643
Selling, general and administrative	2,908,193	2,446,635	5,915,012	4,708,498
Total operating expenses	3,939,312	3,312,833	7,847,275	6,245,141

Operating income	1,643,050	1,427,318	3,258,249	2,218,813

Interest expense	(171,470)	—	(531,483)	—
Interest income	36,200	130,951	115,679	246,843
Other income	26,472	23,258	44,171	41,455
Income before income taxes	1,534,252	1,581,527	2,886,616	2,507,111

Income tax expense	325,936	310,424	620,950	537,357

Net income	$1,208,316	$1,271,103	$2,265,666	$1,969,754

Net income per common share:
Basic	$0.07	$0.07	$0.13	$0.11
Diluted	$0.07	$0.07	$0.13	$0.11

Weighted average shares outstanding:
Basic	17,456,120	17,352,340	17,453,741	17,334,553
Diluted	17,487,527	17,354,030	17,481,217	17,340,104

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2023	$19,543	$54,317,265	$5,668,713	$(21,368,537)	$38,636,984

Share-based compensation	6	205,710	—	—	205,716
Net income	—	—	1,057,350	—	1,057,350

Balance, December 31, 2023	$19,549	$54,522,975	$6,726,063	$(21,368,537)	$39,900,050

Share-based compensation	7	269,332	—	—	269,339
Net income	—	—	1,208,316	—	1,208,316

Balance, March 31, 2024	$19,556	$54,792,307	$7,934,379	$(21,368,537)	$41,377,705

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,265,666	$1,969,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826,077	171,389
Share-based compensation expense
Stock options	230,535	536,142
Stock awards	244,520	480,429
Gain on disposal of property and equipment	(160,577)	—
Deferred income taxes	(691,803)	(546,370)
(Increase) decrease in:
Accounts receivable	3,682,529	330,811
Contract assets	(743,468)	—
Inventories	(2,227,708)	(550,731)
Prepaid inventories	—	—
Prepaid expenses and other current assets	393,246	(77,192)
Other non-current assets	(134,544)	(107,228)
Increase (decrease) in:
Accounts payable	1,309,848	790,336
Accrued expenses	(382,070)	(736,604)
Income taxes	(148,703)	18,821
Contract liabilities	(46,709)	(67,452)
Net cash provided by operating activities	4,416,839	2,212,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(308,648)	(80,151)
Proceeds from the sale of property and equipment	2,225,810	—
Net cash provided by (used in) investing activities	1,917,162	(80,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	(19,500,000)	—
Proceeds from line of credit note	24,491,634	—
Repayments of line of credit note	(13,848,749)	—
Proceeds from exercise of stock options	—	408,846
Net cash (used in) provided by financing activities	(8,857,115)	408,846

Net (decrease) increase in cash and cash equivalents	(2,523,114)	2,540,800
Cash and cash equivalents, beginning of year	3,097,193	17,250,546

Cash and cash equivalents, end of year	$574,079	$19,791,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,461,456	$1,065,506

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to purchases of property and equipment	$4,539,843	$—
Transfer from prepaid inventory to inventory	$753,449	$—

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Certain of Innovative Solutions and Support, Inc.’s (the “Company,” “IS&S,” “we” or “us”) significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Description of the Company

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2023 is derived from the audited financial statements of the Company. Operating results for the three- and six-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contract (“EDC”) programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations in the period they are determined.

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

During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s condensed consolidated statements of operations.

Intangible Assets

The Company’s identifiable intangible assets primarily consist of license agreement and customer relationships. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and are reported separately from any goodwill recognized.

Intangible assets with a finite life are amortized over their estimated useful life and are reported net of accumulated amortization. They are assessed for impairment in accordance with the Company’s policy on assessing long-lived assets for impairment described in the notes of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount as part of its qualitative assessment, a quantitative assessment of goodwill is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the goodwill is deemed not to be impaired and no further action is required. If the fair value is less than the carrying value, goodwill is considered impaired and a charge is reported as impairment of goodwill in the condensed consolidated statements of operations.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and September 30, 2023, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$501,471	$—	$—

Fair Value Measurement on September 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$3,665,128	$—	$—

The March 31, 2024 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and six-month periods ended March 31, 2024 and 2023. Therefore, no adjustment on any contract was material to our condensed consolidated financial statements for the three- and six-month periods ended March 31, 2024 and 2023.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2023	$487,139	$143,359
Amount transferred to receivables from contract assets	(363,719)	—
Contract asset additions	1,107,187	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(92,108)
Increases due to invoicing prior to satisfaction of performance obligations	—	45,399
March 31, 2024	$1,230,607	$96,650

Concentrations

Major Customers and Products

In the three-month period ended March 31, 2024, two customers, Pilatus Aircraft Ltd (“Pilatus”) and Textron Aviation, Inc. (“Textron”), accounted for 28% and 17% of net sales, respectively. In the six-month period ended Mach 31, 2024, one customer, Pilatus accounted for 29% of net sales.

In the three-month period ended March 31, 2023, four customers, Pilatus, Challenge Airlines, Air Transport Services Group and Textron, accounted for 21%, 18%, 16% and 10% of net sales, respectively. In the six-month period ended March 31, 2023, four customers, Pilatus, Air Transport Services Group, Textron and Challenge Airlines, accounted for 29%, 15%, 11% and 10% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and six-month periods ended March 31, 2024, the Company had one and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three- and six-month periods ended March 31, 2023, the Company had three and four suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The allocation of the purchase price is based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the fact that, while legal control has been transferred, the Company has not received physical possession of all of the prepaid inventory, equipment and construction in progress and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Asset Purchase and License Agreement. The transfer of the prepaid inventory, equipment and construction in progress is expected to occur within the measurement period. As a result, the purchase price amount for the Transaction and the allocation of the preliminary purchase consideration for prepaid inventory, equipment, construction in progress and goodwill are preliminary estimates, may be subject to change within the measurement period.

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
(b)	Intangible assets consist of license agreement related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at provisional estimated fair values. The provisional estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The provisional estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Intangible assets within Note 2, “Supplemental Balance Sheet Disclosures” for further details.
(c)	Goodwill represents the excess of the preliminary purchase consideration over the provisional fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the expected synergies from the Transaction. Goodwill resulting from the Transaction has been provisionally assigned to the Company’s one operating segment and one reporting unit. The goodwill is not expected to be deductible for income tax purposes. Further, the Company determined that the preliminary goodwill was not impaired as of March 31, 2024 and as such, no impairment charges have been recorded for the three- and six-month periods ended March 31, 2024; the Company also determined that the preliminary goodwill was not impaired as of September 30, 2023.
(d)

During the fourth quarter of 2023, the Company identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships, with the assistance of an independent third-party valuation firm based on facts and circumstances that existed as of the Acquisition Date. The adjustments resulted in an overall increase to goodwill of $2.5 million. Additionally, the change to the preliminary fair value estimates did not have a material impact to the condensed consolidated statement of operations.

(e)

During the fourth quarter of 2023, the Company identified measurement period adjustments related to the preliminary fair value estimates for accrued expenses. While the Asset Purchase and License Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the Acquisition Date, it was determined that there were no actual liabilities outstanding related to these open supplier purchase orders as of the Acquisition Date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the condensed consolidated statement of operations.

Transition services agreement

Concurrent with the Transaction, the Company entered into a transition services agreement (the “TSA”) with Honeywell, at no additional costs, to receive certain transitional services and technical support during the transition service period. The Company accounted for the TSA separate from business combination and have recognized $140,000 in prepaid expenses and other current assets at September 30, 2023 within the condensed consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the TSA was determined using the with and without method.

Acquisition and related costs

In connection with the Transaction, the Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the year ended September 30, 2023; the debt issuance costs related to the Term Loan were not material. For the three- and six-month periods ended March 31, 2024, the Company incurred no acquisition costs.

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the Product Lines, as if the Transaction had occurred on October 1, 2021:

	Three Months Ended	Six Months Ended

	March 31, 2023
Net sales	$12,213,137	$24,811,043
Net income	$2,740,693	$5,072,071

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	March 31,	September 30,
	2024	2023
Raw materials	$7,611,331	$5,162,177
Work-in-process	1,443,189	966,888
Finished goods	66,350	10,648
	$9,120,870	$6,139,713

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2024	2023
Prepaid insurance	$386,743	$623,186
Other	325,029	449,826
	$711,772	$1,073,012

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of March 31, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(805,500)	9,934,500
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(1,443,785)	$15,648,321

	As of September 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(268,500)	10,471,500
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(906,785)	$16,185,321

(a)

As part of the Transaction, the Company acquired intangible assets related to the license agreement for the license rights to use certain Honeywell intellectual property and customer relationships. The gross carrying values are preliminary estimates and may be subject to change within the measurement period – refer to Acquisition within this Note 2, “Supplemental Balance Sheet Disclosures” for further details. The license agreement has an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of nine years and three months. The Company determined that the preliminary intangible assets were not impaired as of March 31, 2024 and September 30, 2023; no impairment charges have been recorded for the three- and six-month periods ended March 31, 2024.

(b)	The licensing and certification rights are amortized over a defined number of units. No impairment charges were recorded during the three- and six-month periods ended March 31, 2024 and 2023.

Intangible asset amortization expense was $268,500 and $0 for the three-month periods ended March 31, 2024 and 2023, respectively. Intangible asset amortization expense was charged to selling, general and administrative expense.

Intangible asset amortization expense was $537,000 and $0 for the six-month periods ended March 31, 2024 and 2023, respectively. Intangible asset amortization expense was charged to selling, general and administrative expense.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of March 31, 2024 is as follows:

2024 (six months remaining)	$537,000
2025	1,074,000
2026	1,074,000
2027	1,074,000
2028	1,074,000
Thereafter	5,101,500
Total	$9,934,500

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

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2024	2023
Computer equipment	$3,602,893	$2,343,996
Furniture and office equipment	977,224	970,230
Manufacturing facility	6,048,349	5,926,584
Equipment	12,593,072	9,554,197
Land	1,021,245	1,021,245
	24,242,783	19,816,252
Less accumulated depreciation and amortization	(11,792,358)	(11,923,825)
	$12,450,425	$7,892,427

Depreciation and amortization related to property and equipment was $146,156 and $85,981 for the three-month periods ended March 31, 2024 and 2023, respectively.

Depreciation and amortization related to property and equipment was approximately $289,077 and $171,390 for the six-month periods ended March 31, 2024 and 2023, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2024	2023
Operating lease right-of-use assets	$8,503	$15,065
Other non-current assets	311,201	176,657
	$319,704	$191,722

Other non-current assets as of March 31, 2024 includes deferred ERP implementation costs, a supplier credit from one of our suppliers and a deposit for medical claims required under the Company’s medical plan. Other non-current assets as of September 30, 2023 includes a supplier credit from one of our suppliers, a deposit for medical claims required under the Company’s medical plan and an airplane hanger deposit. In addition, other non-current assets as of March 31, 2024 and September 30, 2023 includes $44,072 and $53,585, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $4,905 and $0 for the three-month periods ended March 31, 2024 and 2023, respectively. Other non-current assets amortization expense was $9,513 and $0 for the six-month periods ended March 31, 2024 and 2023, respectively.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2024	2023
Warranty	$574,971	$562,645
Salary, benefits and payroll taxes	1,074,812	1,181,219
Professional fees	145,421	200,668
Operating lease	8,503	12,965
Income tax payable	—	116,697
Other	611,388	844,131
	$2,415,095	$2,918,325

Warranty cost and accrual information for the three- and six-month periods ended March 31, 2024 is highlighted below:

	Three Months Ending	Six Months Ended
	March 31, 2024	March 31, 2024
Warranty accrual, beginning of period	$541,450	$562,645
Accrued expense	53,707	73,211
Warranty cost	(20,186)	(60,885)
Warranty accrual, end of period	$574,971	$574,971

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

The effective tax rate for the three-month period ended March 31, 2024 was 21.2% and differs from the statutory tax rate primarily due to higher state taxes due to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the three-month period ended March 31, 2023 was 19.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the six-month period ended March 31, 2024 was 21.5% and differs from the statutory tax rate primarily due to higher state taxes due to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the six-month period ended March 31, 2023 was 21.4% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At March 31, 2024, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 18, 2024, which amended and restated the 2019 Stock-Based Incentive Compensation Plan approved by the Company’s shareholders on April 2, 2019 (as Amended, the “Amended and Restated 2019 Plan”). The Amended and Restated 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options and other equity-based awards. Options granted under the Amended and Restated 2019 Plan may be either “incentive stock options” as defined in section 422 of the Code or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the Amended and Restated 2019 Plan is 1,950,000, plus the shares that were authorized to be granted but have not been issued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of the effective date of the Amended and Restated 2019 Plan (i.e., April 18, 2024).

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the Amended and Restated 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the Amended and Restated 2019 Plan, the aggregate number and kind of shares of common stock available under the Amended and Restated 2019 Plan, any applicable individual limits on the number of shares of common stock available for awards under the Amended and Restated 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles.

The compensation expense related to stock options and awards issued to employees under the Amended and Restated 2019 Plan was $219,748 and $375,328 for the three- and six-month periods ended March 31, 2024, respectively. The compensation expense related to stock options and awards issued to employees under the Amended and Restated 2019 Plan was $556,673 and $789,798 for the three- and six-month periods ended March 31, 2023, respectively.

The compensation expense under the Amended and Restated 2019 Plan related to stock awards issued to non-employee members of the Board was $49,590 and $99,726 for the three- and six-month periods ended March 31, 2024, respectively. The compensation expense under the Amended and Restated 2019 Plan related to stock awards issued to non-employee members of the Board was $176,703 and $226,773 for the three- and six-month periods ended March 31, 2023, respectively.

Total compensation expense associated with the Amended and Restated 2019 Plan was $269,338 and $733,376 for the three-month periods ended March 31, 2024 and 2023, respectively. Total compensation expense associated with the Amended and Restated 2019 Plan was $475,055 and $1,016,571 for the six-month periods ended March 31, 2024 and 2023, respectively.

At March 31, 2024, unrecognized compensation expense of approximately $1,425,821, net of forfeitures, related to non-vested stock options under the Amended and Restated 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$1,208,316	$1,271,103	$2,265,666	$1,969,754
Denominator:
Basic weighted average shares	17,456,120	17,352,340	17,453,741	17,334,553
Dilutive effect of share-based awards	31,407	1,690	27,476	5,551
Diluted weighted average shares	17,487,527	17,354,030	17,481,217	17,340,104

Net income per common share:
Basic	$0.07	$0.07	$0.13	$0.11
Diluted	$0.07	$0.07	$0.13	$0.11

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of March 31, 2024 and 2023, there were 297,014 and 25,000 options to purchase common stock outstanding, respectively, and 173,555 and 82,886 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended March 31, 2024 and 2023, respectively, 243,749 and 277,520 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six-month periods ended March 31, 2024 and 2023, respectively, 228,579 and 138,760 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Commitments and Contingencies

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. The Company does not believe any such matters that are currently pending will, individually or in aggregate, have a material effect on the results of operations or financial position.

7. Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to approximately $9,000 and $42,000 for the three-month periods ended March 31, 2024 and 2023, respectively. Sales to Eclipse amounted to approximately $93,000 and $76,000 for the six-month periods ended March 31, 2024 and 2023, respectively.

A company in which Parizad Olver (Parchi), a former member of the Board of Directors, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

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

The following table presents the lease-related assets and liabilities reported in the Condensed Consolidated Balance Sheet as of March 31, 2024:

Classification on the Consolidated Balance Sheet on March 31, 2024
Assets
Operating leases	Other assets	$8,503

Liabilities
Operating leases - current	Accrued expenses	$8,503
Operating leases - noncurrent	Other liabilities	$—
Total lease liabilities		$8,503

Rent expense and cash paid for various operating leases in aggregate are $7,338 for the six-month period ended March 31, 2024. The weighted average remaining lease term is 0.7 years and the weighted average discount rate is 5.0% as of March 31, 2024.

Future minimum lease payments under operating leases are as follows at March 31, 2024:

	Twelve Months
	Ending	Operating
	March 31,	Leases
	2025	9,784
Total minimum lease payments		$9,784
Amount representing interest		(1,281)
Present value of minimum lease payments		$8,503
Current portion		8,503
Long-term portion of lease obligations		$—

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

The Company was in compliance with all applicable covenants throughout the year and at March 31, 2024. The outstanding balance drawn on the Line of Credit was $10,642,885 at March 31, 2024.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2023 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since September 30, 2023. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and six-month periods ended March 31, 2024 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

MARCH 31, 2024 AND 2023

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales:
Product	45.6%	81.0%	46.5%	79.6%
Customer service	47.5%	19.0%	46.5%	17.7%
Engineering development contracts	6.9%	—%	7.0%	2.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	21.9%	30.0%	20.6%	33.3%
Customer service	22.9%	5.4%	20.9%	5.2%
Engineering development contracts	3.2%	—%	3.1%	0.4%
Total cost of sales	48.0%	35.4%	44.6%	38.9%

Gross profit	52.0%	64.6%	55.4%	61.1%

Operating expenses:
Research and development	9.6%	11.8%	9.6%	11.1%
Selling, general and administrative	27.1%	33.3%	29.5%	34.0%
Total operating expenses	36.7%	45.1%	39.1%	45.1%

Operating income	15.3%	19.4%	16.3%	16.0%

Interest expense	(1.6)%	—%	(2.7)%	—%
Interest income	0.3%	1.8%	0.6%	1.8%
Other income	0.2%	0.3%	0.2%	0.3%

Income before income taxes	14.3%	21.5%	14.4%	18.1%

Income tax expense	3.0%	4.2%	3.1%	3.9%

Net income	11.3%	17.3%	11.3%	14.2%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net sales. Net sales were $10,739,516 for the three months ended March 31, 2024 compared to $7,340,454 for the three months ended March 31, 2023, an increase of 46.3%. Product sales decreased $1,049,562 or 17.7% and customer service sales increased $3,702,919 or 265.4% as compared to the prior year quarter. The decrease in product sales for the three months ended March 31, 2024 compared to the prior year quarter was primarily the result of reduced shipments of displays for retrofit programs to commercial air transport customers, partially offset by an increase of shipments of displays to general aviation and military customers. The increase in customer service primarily reflects customer service sales of the product lines acquired from Honeywell. EDC sales increased $745,705, compared to the year-ago quarter, reflecting increased EDC business.

Cost of sales. Cost of sales increased by $2,556,851 or 98.3%, to $5,157,154, or 48.0% of net sales, in the three months ended March 31, 2024, compared to $2,600,303 or 35.4% of net sales, in the three months ended March 31, 2023. The increase in cost of sales was primarily the result of an increase in customer service sales volume for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The Company’s overall gross margin was 52.0% and 64.6% for the three months ended March 31, 2024 and 2023, respectively. This decrease in overall gross margin percentage for the three months ended March 31, 2024 is primarily the result of changes in product mix and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization due to new products in development and the Honeywell integration. Customer service gross margin percentage declined for the three month period ended March 31, 2024 compared to the year ago quarter due to increased material costs for the repair of product lines acquired from Honeywell.

Research and development. R&D expenses were $1,031,119 an increase of $164,921, or 19.0%, in the three months ended March 31, 2024 from $866,198 in the three months ended March 31, 2023. This increase in R&D expense was the result of higher salaries and benefits due to higher headcount. As a percentage of net sales, R&D expenses decreased to 9.6% of net sales for the three months ended March 31, 2024 from 11.8% of net sales for the three months ended March 31, 2023.

Selling, general and administrative. Selling, general and administrative expenses were $2,908,193, an increase of $461,558, or 18.9%, in the three months ended March 31, 2024 from $2,446,635 in the three months ended March 31, 2023. The overall increase in selling, general and administrative expense in the quarter ended March 31, 2024 was primarily the result of increased sales and marketing costs which included the amortization expense of the customer relationships intangible asset resulting from the Honeywell Transaction of $268,500 and professional and consulting fees. As a percentage of net sales, selling, general and administrative expenses were 27.1% in the three months ended March 31, 2024 compared to 33.3% for the prior year period.

Interest expense. Interest expense was $171,470 for the three months ended March 31, 2024 resulting from borrowings under the Company’s debt facility with PNC. There was no interest expense for the three months ended March 31, 2023 as the Company had no debt during the period.

Interest income. Interest income decreased by $94,751 to $36,200 in the three months ended March 31, 2024 from $130,951 in the three months ended March 31, 2023, mainly as a result of decreased cash balances during the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and remained relatively unchanged in the three months ended March 31, 2024 compared to the same period in the prior year.

Income tax expense. The income tax expense for the three months ended March 31, 2024 was $325,936 as compared to an income tax expense of $310,424 for the three months ended March 31, 2023.

The effective tax rate for the three-month period ended March 31, 2024 was 21.2% and differs from the statutory tax rate primarily due to higher state taxes related to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the three-month period ended March 31, 2023 was 19.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

Net income. The Company reported net income for the three months ended March 31, 2024 of $1,208,316 as compared to net income of $1,271,103 for the three months ended March 31, 2023. On a diluted basis, the net income per share was $0.07 for the three months ended March 31, 2024 compared to net income per share of $0.07 for the three months ended March 31, 2023.

Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

Net sales. Net sales were $20,047,579 for the six months ended March 31, 2024 compared to $13,856,709 for the six months ended March 31, 2023, an increase of 44.7%. Product sales decreased $1,713,661 or 15.5% and customer service sales increased $6,869,017 or 279.6% as compared to the year ago period. The decrease in product sales for the six months ended March 31, 2024 was primarily the result of reduced shipments of displays for retrofit programs to commercial air transport customers partially offset by an increase of shipments of displays to general aviation and military customers. The increase in customer service primarily reflects customer service sales of the product lines acquired from Honeywell. EDC sales increased $1,035,514, or 282.2%, compared to the year-ago period reflecting increased EDC business.

Cost of sales. Cost of sales increased by $3,549,300, or 65.8%, to $8,942,055, or 44.6% of net sales, in the six months ended March 31, 2024, compared to $5,392,755 or 38.9% of net sales, in the six months ended March 31, 2023. The increase in cost of sales was primarily the result of an increase in customer service sales volume for the six months ended March 31, 2024 compared to the six months ended March 31, 2023. The Company’s overall gross margin was 55.4% and 61.1% for the six months ended March 31, 2024 and 2023, respectively. This decrease in overall gross margin percentage for the six months ended March 31, 2024 is primarily the result of changes in product mix and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization due to new products in development and the Honeywell integration. Customer service gross margin percentage declined for the six-month period ended March 31, 2024 compared to the year ago period due to increased material costs for the repair of product lines acquired from Honeywell.

Research and development. R&D expenses were $1,932,263 an increase of $395,620, or 25.7%, in the six months ended March 31, 2024 from $1,536,643 in the six months ended March 31, 2023. This increase in R&D expenses were due to higher salaries and benefits due to higher headcount. As a percentage of net sales, R&D expense decreased to 9.6% of net sales for the six months ended March 31, 2024.

Selling, general and administrative. Selling, general and administrative expenses were $5,915,012, an increase of $1,206,514, or 25.6%, in the six months ended March 31, 2024 from $4,708,498 in the six months ended March 31, 2023. The overall increase in selling, general and administrative expense in the six months ended March 31, 2024 was primarily the result of increased sales and marketing costs which included the amortization expense of the customer relationships intangible asset resulting from the Honeywell Transaction and professional and consulting fees. These increases were partially offset by the $162,000 gain from the sale of the Company’s King Air aircraft. As a percentage of net sales, selling, general and administrative expenses were 29.5% in the six months ended March 31, 2024 compared to 34.0% for the prior year period.

Interest expense. Interest expense was $531,483 for the six months ended March 31, 2024 resulting from borrowings under the Company’s debt facility with PNC. There was no interest expense in the six months ended March 31, 2023 as the Company had no debt during the period.

Interest income. Interest income decreased by $131,164 to $115,679 in the six months ended March 31, 2024 from $246,843 in the six months ended March 31, 2023, mainly as a result of decreased cash balances during the current year period compared to the same period in the prior year.

Other income. Other income is mainly composed of royalties earned and remained relatively unchanged in the six months ended March 31, 2024 compared to the same period in the prior year.

Income tax expense. The income tax expense for the six months ended March 31, 2024 was $620,950 as compared to an income tax expense of $537,357 for the six months ended March 31, 2023.

The effective tax rate for the six-month period ended March 31, 2024 was 21.5% and differs from the statutory tax rate primarily due to higher state taxes related to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the six-month period ended March 31, 2023 was 21.4% and differs from the statutory tax rate primarily due to increased R&D tax credits, permanent items and state taxes.

Net income. The Company reported net income for the six months ended March 31, 2024 of $2,265,666 as compared to net income of $1,969,754 for the six months ended March 31, 2023. On a diluted basis, the net income per share was $0.13 for the six months ended March 31, 2024 compared to net income per share of $0.11 for the six months ended March 31, 2023.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	March 31,	September 30,
	2024	2023
Cash and cash equivalents	$574,079	$3,097,193
Accounts receivable	$6,061,185	$9,743,714
Current assets	$24,474,335	$34,673,703
Current liabilities	$15,801,753	$6,398,959
Contract liability	$96,650	$143,359
Other non-current liabilities	$444,440	$17,921,508
Quick ratio (1)	0.42	2.01
Current ratio (2)	1.55	5.42

	Six Months Ended March 31,
	2024	2023
Cash flow activities:
Net cash provided by operating activities	$4,416,839	$2,212,105
Net cash provided by (used in) investing activities	1,917,162	(80,151)
Net cash (used in) provided by financing activities	(8,857,115)	408,846
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

Debt Facility

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provided for a senior secured term loan in an aggregate principal amount of $20,000,000, with a maturity date of June 28, 2028.

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

During the year ended September 30, 2023 and the three- and six-month periods ended March 31, 2024, we did not sell any shares of common stock under the ATM Sales Agreement.

Operating activities

Net cash provided by operating activities was $4.4 million for the six-month period ended March 31, 2024 and consisted primarily of funding from net income of $2.3 million and a decrease in accounts receivable of $3.7 million, partially offset by an increase in inventory of $2.2 million.

Net cash provided by operating activities was $2.2 million for the six-month period ended March 31, 2023 and consisted primarily of funding from net income of $2.0 million.

Investing activities

Net cash provided by investing activities was $1.9 million for the six-month period ended March 31, 2024 and consisted primarily of proceeds of $2.2 million from the sale of the Company’s King Air aircraft.

Net cash used in investing activities was $0.1 million for the six-month period ended March 31, 2023 and consisted primarily of the purchase of laboratory test equipment and computer hardware.

Financing activities

Net cash used in financing activities was $8.9 million for the six-month period ended March 31, 2024 and consisted of payments of $19.5 million to pay off and close the loan evidenced by the Term Note and repayments of $13.8 million against the Company’s line of credit, offset by proceeds from the Company’s line of credit of $24.5 million.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the six-month period ended March 31, 2024:

	Three Months Ended	Six Months Ended

	March 31, 2024
Backlog, beginning of period	$14,558,781	$13,450,881
Plus: bookings during period, net	6,613,417	17,029,380
Less: sales recognized during period	(10,739,516)	(20,047,579)
Backlog, end of period	$10,432,682	$10,432,682

At March 31, 2024, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the six-month period ended March 31, 2024 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $10,416 with a resulting impact on cash flows of approximately $10,416 for the six-month period ended March 31, 2024.

Item 4. Controls and Procedures

(a)

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions and Support, Inc. and Honeywell International Inc.(1)*

3.1	Articles of Incorporation (2)

3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (3)

3.3	Amended and Restated Bylaws of IS&S (4)

10.1	Offer Letter from IS&S to Jeffrey DiGiovanni, dated March 18, 2024 (5)**

10.2	Innovative Solutions and Support, Inc. Amended and Restated 209 Stock-Based Incentive Compensation Plan (6) **

10.3	Form of Non-Qualified Stock Option Agreement, filed herewith**

10.4	Form of Restricted Stock Unit Award Agreement, filed herewith**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

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

101.INS	Inline XBRL Instance Document, filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Scheme Document, filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2024.

(6)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 5, 2024.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 14, 2024	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer