Form 10-Q
period 2024-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-08-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, there were 17,499,955 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q JUNE 30, 2024

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	September 30,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$521,041	$3,097,193
Accounts receivable	7,329,662	9,743,714
Contract assets	1,098,301	487,139
Inventories	14,540,172	6,139,713
Prepaid inventory	1,899,013	12,069,114
Prepaid expenses and other current assets	984,684	1,073,012
Assets held for sale	—	2,063,818

Total current assets	26,372,873	34,673,703

Goodwill	4,074,466	3,557,886
Intangible assets, net	16,089,821	16,185,321
Property and equipment, net	11,590,207	7,892,427
Deferred income taxes	1,109,598	456,392
Other assets	545,980	191,722

Total assets	$59,782,945	$62,957,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$9,859,074	$2,000,000
Accounts payable	3,343,876	1,337,275
Accrued expenses	2,818,405	2,918,325
Contract liability	131,534	143,359

Total current liabilities	16,152,889	6,398,959

Long-term debt	—	17,500,000
Other liabilities	448,931	421,508

Total liabilities	16,601,820	24,320,467

Commitments and contingencies (See Note 6)

Shareholders’ equity

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2024 and September 30, 2023	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 19,590,156 and 19,543,441 issued at June 30, 2024 and September 30, 2023, respectively	19,589	19,543

Additional paid-in capital	55,043,174	54,317,265
Retained earnings	9,486,899	5,668,713
Treasury stock, at cost, 2,096,451 shares at June 30, 2024 and at September 30, 2023	(21,368,537)	(21,368,537)

Total shareholders’ equity	43,181,125	38,636,984

Total liabilities and shareholders’ equity	$59,782,945	$62,957,451

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales:
Product	$5,127,056	$6,575,411	$14,446,753	$17,608,769
Customer service	6,408,961	1,318,214	15,734,430	3,774,666
Engineering development contracts	229,618	65,583	1,632,031	432,482
Total net sales	11,765,635	7,959,208	31,813,214	21,815,917

Cost of sales:
Product	2,106,629	2,831,511	6,235,668	7,450,205
Customer service	3,101,875	371,359	7,291,096	1,088,014
Engineering development contracts	277,310	21,692	901,104	79,098
Total cost of sales	5,485,814	3,224,562	14,427,868	8,617,317

Gross profit	6,279,821	4,734,646	17,385,346	13,198,600

Operating expenses:
Research and development	1,099,367	851,296	3,031,630	2,387,939
Selling, general and administrative	3,143,334	2,395,714	9,058,347	7,104,212
Total operating expenses	4,242,701	3,247,010	12,089,977	9,492,151

Operating income	2,037,120	1,487,636	5,295,369	3,706,449

Interest expense	(172,784)	—	(704,267)	—
Interest income	5,826	185,652	121,505	432,495
Other income	12,869	90,049	57,040	131,504
Income before income taxes	1,883,031	1,763,337	4,769,647	4,270,448

Income tax expense	330,511	339,958	951,461	877,315

Net income	$1,552,520	$1,423,379	$3,818,186	$3,393,133

Net income per common share:
Basic	$0.09	$0.08	$0.22	$0.19
Diluted	$0.09	$0.08	$0.22	$0.19

Weighted average shares outstanding:
Basic	17,461,652	17,576,969	17,455,903	17,415,358
Diluted	17,467,259	17,577,588	17,476,089	17,419,265

The accompanying notes are an integral part of these statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2023	$19,543	$54,317,265	$5,668,713	$(21,368,537)	$38,636,984

Share-based compensation	6	205,710	—	—	205,716
Net income	—	—	1,057,350	—	1,057,350

Balance, December 31, 2023	$19,549	$54,522,975	$6,726,063	$(21,368,537)	$39,900,050

Share-based compensation	7	269,332	—	—	269,339
Net income	—	—	1,208,316	—	1,208,316

Balance, March 31, 2024	$19,556	$54,792,307	$7,934,379	$(21,368,537)	$41,377,705

Share-based compensation	33	250,867	—	—	250,900
Net income	—	—	1,552,520	—	1,552,520

Balance, June 30, 2024	$19,589	$55,043,174	$9,486,899	$(21,368,537)	$43,181,125

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,818,186	$3,393,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,437,232	258,892
Share-based compensation expense
Stock options	265,024	646,172
Stock awards	460,931	584,483
Impairment of long-lived assets	—	44,400
Gain on disposal of property and equipment	(160,577)	—
Deferred income taxes	(623,683)	(597,221)
(Increase) decrease in:
Accounts receivable	2,414,052	(1,646,558)
Contract assets	(611,162)	(89,420)
Inventories	(3,275,938)	(393,509)
Prepaid expenses and other current assets	309,943	(71,679)
Other non-current assets	(364,041)	(104,626)
Increase (decrease) in:
Accounts payable	2,006,601	58,251
Accrued expenses	(92,237)	(854,793)
Income taxes	(221,615)	(133,370)
Contract liabilities	(11,825)	(156,230)
Net cash provided by operating activities	5,350,891	937,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(511,927)	(165,084)
Acquisition of a business	—	(35,860,000)
Proceeds from the sale of property and equipment	2,225,810	—
Net cash provided by (used in) investing activities	1,713,883	(36,025,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	(19,500,000)	—
Proceeds from line of credit note	29,044,688	—
Repayments of line of credit note	(19,185,614)	—
Proceeds from term note	—	20,000,000
Proceeds from exercise of stock options	—	408,846
Net cash (used in) provided by financing activities	(9,640,926)	20,408,846

Net (decrease) increase in cash and cash equivalents	(2,576,152)	(14,678,313)
Cash and cash equivalents, beginning of year	3,097,193	17,250,546

Cash and cash equivalents, end of year	$521,041	$2,572,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,913,456	$1,608,506

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to purchases of property and equipment	$3,729,000	$—
Transfer from prepaid inventory to inventory	$5,124,521	$—
Transfer from prepaid inventory to goodwill	$516,580	$—
Transfer from prepaid inventory to intangible assets, net	$800,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2023 is derived from the audited financial statements of the Company. Operating results for the three- and nine-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and September 30, 2023, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$499,787	$—	$—

Fair Value Measurement on September 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$3,665,128	$—	$—

The June 30, 2024 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates did not change our revenue and operating earnings (and diluted earnings per share) for the three- and nine-month periods ended June 30, 2024 and 2023. Therefore, no adjustment on any contract was material to our condensed consolidated financial statements for the three- and nine-month periods ended June 30, 2024 and 2023.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2023	$487,139	$143,359
Amount transferred to receivables from contract assets	(363,719)	—
Contract asset additions	974,881	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(99,045)
Increases due to invoicing prior to satisfaction of performance obligations	—	87,220
June 30, 2024	$1,098,301	$131,534

Concentrations

Major Customers and Products

In the three-month period ended June 30, 2024, two customers, Pilatus Aircraft Ltd (“Pilatus”) and Lufthansa Technik AG, accounted for 21% and 10% of net sales, respectively. In the nine-month period ended June 30, 2024, one customer, Pilatus accounted for 26% of net sales.

In the three-month period ended June 30, 2023, three customers, Pilatus, Air Transport Services Group (“ATSG”) and Textron Aviation, Inc. (“Textron”), accounted for 25%, 24% and 10% of net sales, respectively. In the nine-month period ended June 30, 2023, three customers, Pilatus, ATSG and Textron, accounted for 27%, 18% and 10% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three- and nine-month periods ended June 30, 2024, the Company had two and one suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

Change in Accounting Estimate

Effective April 1, 2024, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for the Company’s property and equipment, except for the manufacturing facility which was already depreciating using the straight-line method. Based on ASC 250, “Accounting Changes and Error Corrections”, the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per the guidance, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating the assets, accumulated depreciation and depreciation expense decreased by $113,000 for the three- and nine-month periods ended June 30, 2024.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC small business filers for fiscal years beginning after December 15, 2022. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or related disclosures.

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

In the third quarter of 2024 and within one year from the Acquisition Date, the Company finalized its accounting of the Transaction. The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the Acquisition Date, and subsequent measurement period adjustments recorded during the one-year period ended June 30, 2024:

	Amounts Recognized as of
	Acquisition Date	Measurement		Purchase Price
	(as previously reported)	Period Adjustments		Allocation
Cash consideration	$35,860,000	$—		$35,860,000
Total consideration	$35,860,000	$—		$35,860,000
				—
Prepaid inventory (a)	$10,036,160	$(3,012,626)	(d)	$7,023,534
Equipment	2,609,000	3,675,000	(d)	6,284,000
Construction in progress	1,238,000	—		1,238,000
Intangible assets (b)	20,900,000	(3,660,000)	(d)	17,240,000
Goodwill (c)	4,608,041	(533,575)	(d)(e)	4,074,466
Assets acquired	39,391,201	(3,531,201)		35,860,000
Accrued expenses	(3,531,201)	3,531,201	(e)	—
Liabilities assumed	(3,531,201)	3,531,201		—
Net assets acquired	$35,860,000	$—		$35,860,000
(a)	Prepaid inventory consists of raw materials and finished goods acquired by the Company but not in the Company’s physical possession as of the Acquisition Date. The fair value of raw materials was estimated to equal the replacement cost. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities, which resulted in a change in the value of the finished goods.
(b)	Intangible assets consist of license agreement related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at estimated fair values. The estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Intangible assets within Note 2, “Supplemental Balance Sheet Disclosures” for further details.
(c)	Goodwill represents the excess of the purchase consideration over the estimated fair value of the assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to the expected synergies from the Transaction. Goodwill resulting from the Transaction has been assigned to the Company’s one operating segment and one reporting unit. The goodwill is not expected to be deductible for income tax purposes. Further, the Company determined that the goodwill was not impaired as of June 30, 2024 and as such, no impairment charges have been recorded for the three- and nine-month periods ended June 30, 2024; the Company also determined that the goodwill was not impaired as of September 30, 2023.
(d)

In the third quarter of 2024 and within one year from the Acquisition Date, the Company identified measurement period adjustments related to fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships based on facts and circumstances that existed as of the Acquisition Date. One of the refinements of inputs used was a change in classification of prepaid inventory to equipment of $3.7 million. The adjustments resulted in an overall increase to goodwill of $3.0 million. As a result of the measurement period adjustments to the estimated fair values of equipment and customer relationships, during the third quarter of 2024, the Company recognized $218,623 additional depreciation expense in cost of sales and $67,500 additional amortization expense in selling, general and administrative respectively, related to the effects that would have been recognized in previous quarters if the measurement period adjustments were recognized as of the Acquisition Date. For the remaining measurement period adjustments, the change to the preliminary fair value estimates did not have a material impact to the condensed consolidated statement of operations.

(e)

During the fourth quarter of 2023, the Company identified measurement period adjustments related to the fair value estimates for accrued expenses. While the Asset Purchase and License Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the Acquisition Date, it was determined that there were no actual liabilities outstanding related to these open supplier purchase orders as of the Acquisition Date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the condensed consolidated statement of operations.

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

Acquisition and related costs

In connection with the Transaction, the Company incurred no acquisition costs for the three- and nine-month periods ended June 30, 2024. The Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the year ended September 30, 2023; of that amount, the Company incurred acquisition costs of $262,099, which were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three- and nine-month periods ended June 30, 2023. The debt issuance costs related to the Term Loan were not material.

Unaudited pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the Product Lines, as if the Transaction had occurred on October 1, 2021:

	Three Months Ended	Nine Months Ended

	June 30, 2023
Net sales	$12,035,209	$36,846,252
Net income	$2,859,238	$7,760,831

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	June 30,	September 30,
	2024	2023
Raw materials	$12,277,086	$5,162,177
Work-in-process	1,242,259	966,888
Finished goods	1,020,827	10,648
	$14,540,172	$6,139,713

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2024	2023
Prepaid insurance	$157,771	$623,186
Other	826,913	449,826
	$984,684	$1,073,012

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of June 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,600,000	$—	$—	$5,600,000
Customer relationships acquired from the Transaction (a)	11,640,000	—	(1,164,000)	10,476,000
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,936,506	$(44,400)	$(1,802,285)	$16,089,821

	As of September 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement acquired from the Transaction (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships acquired from the Transaction (a)	10,740,000	—	(268,500)	10,471,500
Licensing and certification rights (b)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(906,785)	$16,185,321

(a)

As part of the Transaction, the Company acquired intangible assets related to the license agreement for the license rights to use certain Honeywell intellectual property and customer relationships. The license agreement has an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of nine years. The Company determined that the intangible assets were not impaired as of June 30, 2024 and September 30, 2023; no impairment charges have been recorded for the three- and nine-month periods ended June 30, 2024.

(b)

The licensing and certification rights are amortized over a defined number of units. No impairment charges were recorded during the three-and nine-month periods ended June 30, 2024. An impairment charge of $44,400 was recorded during the three-and nine-month periods ended June 30, 2023.

Intangible asset amortization expense was $358,500 and $1,063 for the three-month periods ended June 30, 2024 and 2023, respectively. Intangible asset amortization expense for the three-month periods ended June 30, 2024 and 2023 was charged to selling, general and administrative expense.

Intangible asset amortization expense was $895,500 and $1,063 for the nine-month periods ended June 30, 2024 and 2023, respectively. Intangible asset amortization expense for the nine-month periods ended June 30, 2024 and 2023 was charged to selling, general and administrative expense.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of June 30, 2024 is as follows:

2024 (three months remaining)	$291,000
2025	1,164,000
2026	1,164,000
2027	1,164,000
2028	1,164,000
Thereafter	5,529,000
Total	$10,476,000

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

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2024	2023
Computer equipment	$2,405,850	$2,343,996
Furniture and office equipment	984,206	970,230
Manufacturing facility	6,198,690	5,926,584
Equipment	13,025,229	9,554,197
Land	1,021,245	1,021,245
	23,635,220	19,816,252
Less accumulated depreciation and amortization	(12,045,013)	(11,923,825)
	$11,590,207	$7,892,427

Depreciation and amortization related to property and equipment was $252,655 and $86,439 for the three-month periods ended June 30, 2024 and 2023, respectively.

Depreciation and amortization related to property and equipment was approximately $541,732 and $257,829 for the nine-month periods ended June 30, 2024 and 2023, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2024	2023
Operating lease right-of-use assets	$5,282	$15,065
Other non-current assets	540,698	176,657
	$545,980	$191,722

Other non-current assets as of June 30, 2024 includes deferred ERP implementation costs, a supplier credit from one of our suppliers and a deposit for medical claims required under the Company’s medical plan. Other non-current assets as of September 30, 2023 includes a supplier credit from one of our suppliers, a deposit for medical claims required under the Company’s medical plan and an airplane hanger deposit. In addition, other non-current assets as of June 30, 2024 and September 30, 2023 includes $38,795 and $53,585, respectively, of prepaid software licenses that will be earned upon the shipment of a certain product to a customer. Other non-current assets amortization expense was $5,277 and $2,601 for the three-month periods ended June 30, 2024 and 2023, respectively. Other non-current assets amortization expense was $14,790 and $2,601 for the nine-month periods ended June 30, 2024 and 2023, respectively.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2024	2023
Warranty	$550,081	$562,645
Salary, benefits and payroll taxes	1,173,868	1,181,219
Professional fees	419,082	200,668
Operating lease	5,282	12,965
Income tax payable	—	116,697
Other	670,092	844,131
	$2,818,405	$2,918,325

Warranty cost and accrual information for the three- and nine-month periods ended June 30, 2024 is highlighted below:

	Three Months Ending	Nine Months Ended
	June 30, 2024	June 30, 2024
Warranty accrual, beginning of period	$574,971	$562,645
Accrued expense	8,477	81,688
Warranty cost	(33,367)	(94,252)
Warranty accrual, end of period	$550,081	$550,081

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

The effective tax rate for the three-month periods ended June 30, 2024 and 2023 were 17.6% and 19.3%, respectively. This effective tax rate differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the nine-month periods ended June 30, 2024 and 2023 were 19.9% and 20.5%, respectively. This effective tax rate differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2024, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation”, by using the fair value method for expensing stock options and stock awards.

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

The compensation expense related to stock options and awards issued to employees under the Amended and Restated 2019 Plan was $191,623 and $566,952 for the three- and nine-month periods ended June 30, 2024, respectively. The compensation expense related to stock options and awards issued to employees under the Amended and Restated 2019 Plan was $164,342 and $954,140 for the three- and nine-month periods ended June 30, 2023, respectively.

The compensation expense under the Amended and Restated 2019 Plan related to stock awards issued to non-employee members of the Board was $59,278 and $159,003 for the three- and nine-month periods ended June 30, 2024, respectively. The compensation expense under the Amended and Restated 2019 Plan related to stock awards issued to non-employee members of the Board was $49,742 and $276,515 for the three- and nine-month periods ended June 30, 2023, respectively.

Total compensation expense associated with the Amended and Restated 2019 Plan was $250,901 and $214,084 for the three-month periods ended June 30, 2024 and 2023, respectively. Total compensation expense associated with the Amended and Restated 2019 Plan was $725,955 and $1,230,655 for the nine-month periods ended June 30, 2024 and 2023, respectively.

At June 30, 2024, unrecognized compensation expense of approximately $2,165,328, net of forfeitures, related to non-vested stock options under the Amended and Restated 2019 Plan, will be recognized.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,552,520	$1,423,379	$3,818,186	$3,393,133
Denominator:
Basic weighted average shares	17,461,652	17,576,969	17,455,903	17,415,358
Dilutive effect of share-based awards	5,607	619	20,186	3,907
Diluted weighted average shares	17,467,259	17,577,588	17,476,089	17,419,265

Net income per common share:
Basic	$0.09	$0.08	$0.22	$0.19
Diluted	$0.09	$0.08	$0.22	$0.19

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share”. Basic earnings per share (“EPS”) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options and restricted stock units (“RSUs”).

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of June 30, 2024 and 2023, there were 361,613 and 128,815 options to purchase common stock outstanding, respectively, and 250,975 and 76,636 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period.

For the three-month periods ended June 30, 2024 and 2023, respectively, 529,918 and 312,210 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine-month periods ended June 30, 2024 and 2023, respectively, 329,026 and 196,577 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Sales to Eclipse amounted to approximately $110,000 and $155,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Sales to Eclipse amounted to approximately $203,000 and $231,000 for the nine-month periods ended June 30, 2024 and 2023, respectively.

A company in which Parizad Olver (Parchi), a former member of the Board of Directors, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

8. Leases

The Company accounts for leases in accordance with ASU 2016-02, “Leases” (“ASU 2016-02”), and records right-of-use assets and corresponding lease liabilities on the balance sheet for most leases with an initial term of greater than one year. Consistent with previous accounting guidance, we will recognize payments for leases with a term of less than one year in the statement of operations on a straight-line basis over the lease term.

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

The measurement of right-of-use assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such a rate is utilized. However, based on information available at lease commencement for our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis over a similar term.

The following table presents the lease-related assets and liabilities reported in the Condensed Consolidated Balance Sheet as of June 30, 2024:

Classification on the Consolidated Balance Sheet on June 30, 2024
Assets
Operating leases	Other assets	$5,282

Liabilities
Operating leases - current	Accrued expenses	$5,282
Operating leases - noncurrent	Other liabilities	$—
Total lease liabilities		$5,282

Rent expense and cash paid for various operating leases in aggregate are $11,007 for the nine-month period ended June 30, 2024. The weighted average remaining lease term is 0.4 years and the weighted average discount rate is 5.0% as of June 30, 2024.

Future minimum lease payments under operating leases are as follows at June 30, 2024:

	Twelve Months
	Ending	Operating
	June 30,	Leases
	2025	6,115
Total minimum lease payments		$6,115
Amount representing interest		(833)
Present value of minimum lease payments		$5,282
Current portion		5,282
Long-term portion of lease obligations		$—

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

The Company was in compliance with all applicable covenants throughout the year and at June 30, 2024. The outstanding balance drawn on the Line of Credit was $9,859,074 at June 30, 2024.

10. Subsequent Events

On July 22, 2024, the Company entered into that certain Amendment No. 3 to Asset Purchase and License Agreement (the “Amendment”) with Honeywell.

Pursuant to the Amendment, Honeywell sold, assigned or licensed to the Company certain additional assets related to its communication and navigation product lines, including a sale of certain inventory and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its communication and navigation product lines to manufacture, upgrade and repair certain additional products for consideration of $4.2 million in cash. This Amendment complements the previously disclosed license and asset acquisition completed in June 2023 from Honeywell.

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

The Company has been working with advances in technology to provide pilots with more information to enhance both the safety and efficiency of flying, and has developed its COCKPIT/IP® Cockpit Information Portal (“CIP”) product line, which incorporates proprietary technology, lower cost relative to the competition, reduced power consumption, decreased weight and increased functionality. The Company has incorporated Electronic Flight Bag (“EFB”) functionality, such as charting and mapping systems, into its FPDS product line.

The Company has developed an FMS that combines the savings long associated with in-flight fuel optimization in enroute flight management with the precision of satellite-based navigation required to comply with the regulatory environments of both domestic and international markets. The Company believes that its FMS, alongside its FPDS and CIP product lines, is well suited to address market demand driven by certain regulatory mandates, new technologies and the high cost of maintaining aging and obsolete equipment on aircraft that may be in service for up to fifty years. The shift in the regulatory and technological environment is illustrated by the dramatic increase in the number of Space Based Augmentation System (“SBAS”) or Wide Area Augmentation System (“WAAS”) approach qualified airports, particularly as realized through Localizer Performance with Vertical guidance (“LPV”) navigation procedures. Aircraft equipped with the Company’s FMS, FPDS and SBAS/WAAS/LPV enabled navigator, will be qualified to land at such airports and will comply with Federal Aviation Administration (“FAA”) mandates for Required Navigation Performance and Automatic Dependent Surveillance-Broadcast navigation. IS&S believes this will further increase the demand for the Company’s products. The Company’s FMS/FPDS product line is designed for new production and retrofit applications in general aviation, commercial air transport and military transport aircraft. In addition, the Company offers what we believe to be a state-of-the-art integrated standby unit, integrating the full functionality of the primary and navigation displays into a small backup-powered unit. This integrated standby unit builds on the Company’s legacy air data computer to form a complete next-generation cockpit display and navigation upgrade offering to the commercial and military markets.

The Company has developed and received certification from the FAA on its NextGen Flight Deck featuring its ThrustSense® Integrated PT6 Autothrottle (“ThrustSense® Autothrottle”) for retrofit in the Pilatus PC 12. The NextGen Flight Deck features Primary Flight and Multi-Function Displays and integrated standby units, as well as an Integrated FMS and EFB System. The innovative avionics suite includes dual flight management systems, autothrottles, synthetic vision and enhanced vision. The NextGen

Flight Deck enhanced avionics suite is available for integration into other business aircraft with full-authority digital engine control (“FADEC”) and non-FADEC engines.

The Company has developed its FAA-certified ThrustSense® Autothrottle for retrofit in the King Air, dual turbo prop PT6 powered aircraft. The ThrustSense® Autothrottle is designed to automate power management for speed and power control including go-around. ThrustSense® Autothrottle also ensures aircraft envelope protection and engine protection during all phases of flight, thereby reducing pilot workload and increasing safety. The Company has signed a multi-year agreement with Textron to supply ThrustSense® Autothrottle on the King Air 360 and King Air 260. ThrustSense® Autothrottle is also available for retrofit on King Air aircraft through Textron service centers and third-party service centers. The Company has also developed an FAA-certified safety mode feature for its King Air ThrustSense® Autothrottle, LifeGuard™, which provides critical Vmca protection that proportionally reduces engine power to maintain directional control during an engine-out condition.

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

In June 2023, the Company entered into an Asset Purchase and License Agreement (as amended, the “Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million. On July 22, 2024, the Company entered into Amendment No. 3 to the Honeywell Agreement (the “Amendment”). Pursuant to the Amendment, Honeywell sold, assigned or licensed to the Company certain additional assets related to its communication and navigation product lines, including a sale of certain inventory and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its communication and navigation product lines to manufacture, upgrade and repair certain additional products for consideration of $4.2 million in cash.

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

Cost of sales related to Engineering Development Contracts (“EDC”) sales comprises engineering labor, consulting services and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within cost of sales, with the reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded research and development (“R&D”) expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting and other general corporate expenses.

The Company sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics, and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that similar pandemics will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2023 contains a discussion of these critical accounting policies. There have been no material changes in the Company’s critical accounting policies since September 30, 2023. See also Note 1 to the unaudited condensed consolidated financial statements for the three- and nine-month periods ended June 30, 2024 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2024 AND 2023

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Product	43.6%	82.6%	45.4%	80.7%
Customer service	54.5%	16.6%	49.5%	17.3%
Engineering development contracts	2.0%	0.8%	5.1%	2.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	17.9%	35.6%	19.6%	34.2%
Customer service	26.4%	4.7%	22.9%	5.0%
Engineering development contracts	2.4%	0.3%	2.8%	0.4%
Total cost of sales	46.6%	40.5%	45.4%	39.5%

Gross profit	53.4%	59.5%	54.6%	60.5%

Operating expenses:
Research and development	9.3%	10.7%	9.5%	10.9%
Selling, general and administrative	26.7%	30.1%	28.5%	32.6%
Total operating expenses	36.1%	40.8%	38.0%	43.5%

Operating income	17.3%	18.7%	16.6%	17.0%

Interest expense	(1.5)%	—%	(2.2)%	—%
Interest income	0.0%	2.3%	0.4%	2.0%
Other income	0.1%	1.1%	0.2%	0.6%

Income before income taxes	16.0%	22.2%	15.0%	19.6%

Income tax expense	2.8%	4.3%	3.0%	4.0%

Net income	13.2%	17.9%	12.0%	15.6%

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net sales. Net sales were $11,765,635 for the three months ended June 30, 2024 compared to $7,959,208 for the three months ended June 30, 2023, an increase of 47.8%. Product sales decreased $1,448,355, or 22.0%, and customer service sales increased $5,090,747, or 386.2% in the three months ended June 30, 2024, as compared to the prior year quarter. The decrease in product sales for the three months ended June 30, 2024 compared to the prior year quarter was primarily the result of reduced shipments of displays for retrofit programs to commercial air transport customers, partially offset by an increase of shipments of displays to general aviation and military customers. The increase in customer service sales primarily reflects customer service sales of the product lines acquired from Honeywell. EDC sales increased $164,035 in the three months ended June 30, 2024 compared to the year-ago quarter, reflecting increased EDC business.

Cost of sales. Cost of sales increased by $2,261,252, or 70.1%, to $5,485,814, or 46.6% of net sales, in the three months ended June 30, 2024, compared to $3,224,562, or 40.5% of net sales, in the three months ended June 30, 2023. The increase in cost of sales was primarily the result of an increase in customer service sales volume for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The Company’s overall gross margin was 53.4% and 59.5% for the three months ended June 30, 2024 and 2023, respectively. This decrease in overall gross margin percentage for the three months ended June 30, 2024 is primarily the result of changes in product mix and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization due to new products in development and the Honeywell integration.

Research and development. R&D expenses were $1,099,367, an increase of $248,071, or 29.1%, in the three months ended June 30, 2024 from $851,296 in the three months ended June 30, 2023. This increase in R&D expenses was the result of higher salaries and benefits due to higher headcount. As a percentage of net sales, R&D expenses decreased to 9.3% of net sales for the three months ended June 30, 2024 from 10.7% of net sales for the three months ended June 30, 2023.

Selling, general and administrative. Selling, general and administrative expenses were $3,143,334, an increase of $747,620, or 31.2%, in the three months ended June 30, 2024 from $2,395,714 in the three months ended June 30, 2023. The overall increase in selling, general and administrative expense in the quarter ended June 30, 2024, was primarily the result of increases in consulting and legal fees of $175,278 primarily due to the Transaction and increased costs of $233,678 as a result of the recruitment of a new CFO. In addition, the Company incurred amortization expense of $611,125 related to the customer relationships intangible asset resulting from the Transaction. As a percentage of net sales, selling, general and administrative expenses were 26.7% in the three months ended June 30, 2024 compared to 30.1% for the prior year period.

Interest expense. Interest expense was $172,784 for the three months ended June 30, 2024 resulting from borrowings under the Company’s debt facility with PNC. There was no interest expense for the three months ended June 30, 2023 as the Company had no debt during the period.

Interest income. Interest income decreased by $179,826 to $5,826 in the three months ended June 30, 2024 from $185,652 in the three months ended June 30, 2023, mainly as a result of decreased cash balances during the current year period compared to the same period in the prior year.

Other income. Other income decreased by $77,180 to $12,869 in the three months ended June 30, 2024 from $90,049 in the three months ended June 30,2023 and is mainly composed of royalties earned.

Income tax expense. The income tax expense for the three months ended June 30, 2024 was $330,511 as compared to an income tax expense of $339,958 for the three months ended June 30, 2023.

The effective tax rate for the three-month period ended June 30, 2024 was 17.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the three-month period ended June 30, 2023 was 19.3% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

Net income. The Company reported net income for the three months ended June 30, 2024 of $1,552,520 as compared to net income of $1,423,379 for the three months ended June 30, 2023. On a diluted basis, the net income per share was $0.09 for the three months ended June 30, 2024 compared to net income per share of $0.08 for the three months ended June 30, 2023.

Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

Net sales. Net sales were $31,813,214 for the nine months ended June 30, 2024 compared to $21,815,917 for the nine months ended June 30, 2023, an increase of 45.8%. Product sales decreased $3,162,016 or 18.0% and customer service sales increased $11,959,764 or 316.8% for the nine months ended June 30, 2024, as compared to the year ago period. The decrease in product sales for the nine months ended June 30, 2024 was primarily the result of reduced shipments of displays for retrofit programs to commercial air transport customers partially offset by an increase of shipments of displays to general aviation and military customers. The increase in customer service sales for the nine months ended June 30, 2024 primarily reflects customer service sales of the product lines acquired from Honeywell. EDC sales increased $1,199,549, or 277.4% for the nine months ended June 30, 2024, compared to the year-ago period reflecting increased EDC business.

Cost of sales. Cost of sales increased by $5,810,551, or 67.4%, to $14,427,868, or 45.4% of net sales, in the nine months ended June 30, 2024, compared to $8,617,317 or 39.5% of net sales, in the nine months ended June 30, 2023. The increase in cost of sales was primarily the result of an increase in customer service sales volume for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. The Company’s overall gross margin was 54.6% and 60.5% for the nine months ended June 30, 2024 and 2023, respectively. This decrease in overall gross margin percentage for the nine months ended June 30, 2024 is primarily the result of changes in product mix and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization due to new products in development and the Honeywell integration.

Research and development. R&D expenses were $3,031,630 an increase of $643,691, or 27.0%, in the nine months ended June 30, 2024 from $2,387,939 in the nine months ended June 30, 2023. This increase in R&D expenses were due to higher salaries and benefits due to higher headcount. As a percentage of net sales, R&D expense decreased to 9.5% of net sales for the nine months ended June 30, 2024 compared to 10.9% for the prior year period.

Selling, general and administrative. Selling, general and administrative expenses were $9,058,347, an increase of $1,954,135, or 27.5%, in the nine months ended June 30, 2024 from 7,104,212 in the nine months ended June 30, 2023. The overall increase in selling, general and administrative expense in the quarter ended June 30, 2024 was primarily the result of increases in consulting and legal fees of $517,352 primarily due to the Transaction and increased costs of $612,907 as a result of the recruitment of a new CFO and other corporate initiatives. In addition, the Company incurred amortization expense of $1,437,232 related to the customer relationships intangible asset resulting from the Transaction These increases were partially offset by the $162,000 gain from the sale of the Company’s King Air aircraft. As a percentage of net sales, selling, general and administrative expenses were 28.5% in the nine months ended June 30, 2024 compared to 32.6% for the prior year period.

Interest expense. Interest expense was $704,267 for the nine months ended June 30, 2024 resulting from borrowings under the Company’s debt facility with PNC. There was no interest expense in the nine months ended June 30, 2023 as the Company had no debt during the period.

Interest income. Interest income decreased by $310,990 to $121,505 in the nine months ended June 30, 2024 from $432,495 in the nine months ended June 30, 2023, mainly as a result of decreased cash balances during the current year period compared to the same period in the prior year.

Other income. Other income decreased by $74,464 to $57,040 in the three months ended June 30, 2024 from $131,504 in the three months ended June 30, 2023 and is mainly composed of royalties earned.

Income tax expense. The income tax expense for the nine months ended June 30, 2024 was $951,461 as compared to an income tax expense of $877,315 for the nine months ended June 30, 2023.

The effective tax rate for the nine-month period ended June 30, 2024 was 19.9% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the nine-month period ended June 30, 2023 was 20.5% and differs from the statutory tax rate primarily due to increased R&D tax credits, permanent items and state taxes.

Net income. The Company reported net income for the nine months ended June 30, 2024 of $3,818,186 as compared to net income of $3,393,133 for the nine months ended June 30, 2023. On a diluted basis, the net income per share was $0.22 for the nine months ended June 30, 2024 compared to net income per share of $0.19 for the nine months ended June 30, 2023.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	June 30,	September 30,
	2024	2023
Cash and cash equivalents	$521,041	$3,097,193
Accounts receivable	$7,329,662	$9,743,714
Current assets	$26,372,873	$34,673,703
Current liabilities	$16,152,889	$6,398,959
Contract liability	$131,534	$143,359
Other non-current liabilities	$448,931	$17,921,508
Quick ratio (1)	0.49	2.01
Current ratio (2)	1.63	5.42

	Nine Months Ended June 30,
	2024	2023
Cash flow activities:
Net cash provided by operating activities	$5,350,891	$937,925
Net cash provided by (used in) investing activities	1,713,883	(36,025,084)
Net cash (used in) provided by financing activities	(9,640,926)	20,408,846
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

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

Debt Facility

On December 19, 2023, the Company and PNC entered into an Amendment to Loan Documents (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendment and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provided for a senior secured term loan in an aggregate principal amount of $20,000,000, with a maturity date of June 28, 2028 (the “Term Note”).

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

During the year ended September 30, 2023 and the three- and nine-month periods ended June 30, 2024, we did not sell any shares of common stock under the ATM Sales Agreement.

Operating activities

Net cash provided by operating activities was $5.4 million for the nine-month period ended June 30, 2024 and consisted primarily of funding from net income of $3.8 million and changes in working capital.

Net cash provided by operating activities was $0.9 million for the nine-month period ended June 30, 2023 and consisted primarily of funding from net income of $3.4 million, offset by an increase in accounts receivable of $1.6 million and a decrease in accrued expenses of $0.9 million.

Investing activities

Net cash provided by investing activities was $1.7 million for the nine-month period ended June 30, 2024 and consisted primarily of proceeds of $2.2 million from the sale of the Company’s King Air aircraft, offset by purchases of $0.5 million of equipment and computer hardware.

Net cash used in investing activities was $36.0 million for the nine-month period ended June 30, 2023 and consisted primarily of the payment for the Transaction.

Financing activities

Net cash used in financing activities was $9.6 million for the nine-month period ended June 30, 2024 and consisted of payments against the Company’s line of credit.

Net cash provided by financing activities was $20.4 million for the nine-month period ended June 30, 2023 and consisted of proceeds from the Term Note of $20.0 million and the exercise of stock options.

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

Backlog

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. Backlog activity for the nine-month period ended June 30, 2024:

	Three Months Ended	Nine Months Ended

	June 30, 2024
Backlog, beginning of period	$10,432,682	$13,450,881
Plus: bookings during period, net	10,599,505	27,628,885
Less: sales recognized during period	(11,765,635)	(31,813,214)
Backlog, end of period	$9,266,552	$9,266,552

At June 30, 2024, the majority of the Company’s backlog is expected to be filled within the next twelve months. To the extent new business orders do not continue to equal or exceed sales recognized in the future from the Company’s existing backlog, future operating results may be impacted negatively.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the nine-month period ended June 30, 2024 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $15,618 with a resulting impact on cash flows of approximately $15,618 for the nine-month period ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims. There can be no assurance that we will prevail in any such litigation. The Company does not believe any such matters that are currently pending will, individually or in aggregate, have a material effect on the results of operations or financial position.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on January 12, 2024 (the “Form 10-K”), as amended on January 29, 2024. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the quarter ended June 30, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

2.1*	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions and Support, Inc. and Honeywell International Inc.(1)

2.2

Amendment No. 1, dated October 12, 2023, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023, filed herewith.

2.3

Amendment No. 2, dated March 23, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023, filed herewith.

2.4*

Amendment No. 3, dated July 22, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023, filed herewith.

3.1	Amended and Restated Articles of Incorporation of Innovative Solutions and Support, Inc. (2)

3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of Innovative Solutions and Support, Inc. (3)

3.3	Amended and Restated Bylaws of Innovative Solutions and Support, Inc. (4)

10.1**	Innovative Solutions and Support, Inc. Amended and Restated 2019 Stock-Based Incentive Compensation Plan, filed herewith.

10.2**	Restricted Stock Unit Award Agreement, dated June 19, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (5)

10.3**	Change in Control Agreement, dated June 20, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (6)

18	Preferability Letter from Grant Thornton LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1

Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith. This certification is not deemed filed with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, irrespective of any general incorporation language contained in such filing.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023, SEC File Number 001-41503.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007, SEC File Number 000-31157.
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023, SEC File Number 001-41503.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, SEC File Number 000-31157.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024, SEC File Number 001-41503.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024, SEC File Number 001-41503.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 14, 2024	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)