Form 10-K
period 2024-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2024-12-30
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $ 112.2 million (based on the closing sale price of the registrant’s common stock on the Nasdaq Stock Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 18, 2024, there were 17,536,418 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2024 Annual Report on Form 10-K

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

●	market acceptance of the Company’s ThrustSense® Autothrottle, Vmca Mitigation, flight panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights, including via securing patents;
●	the ability to respond to technological change;
●	failure to recruit and retain key personnel;
●	risks related to succession planning;
●	a cybersecurity incident;
●	risks related to our self-insurance program;
●	potential future acquisitions and integration of prior and potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Investors should also be aware that while the Company, from time to time, communicates with securities analysts, it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial projections, forecasts or opinions issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, neither such reports nor the projections, forecasts or opinion contained therein are the responsibility of the Company.

PART I

Item 1. Business.

INTRODUCTION

As used in this Annual Report on Form 10-K, unless expressly stated otherwise or the context otherwise requires, the terms “ISSC” or “the Company”, “we”, “us” and “our”, refers to Innovative Solutions & Support and its subsidiaries.

Incorporated in Pennsylvania in 1988, ISSC is a vertically integrated provider of flight solutions and equipment to commercial air transport, general aviation markets, the United States Department of Defense (“DoD”) and allied foreign militaries.

We operate in one business segment that designs, develops, manufactures, sells and services avionics products and systems for retrofit applications and Original Equipment Manufacturers (“OEMs”).

In the fiscal year 2024 ended September 30, 2024, we reported net sales of $47.2 million, an increase of 35.6% on a year-over-year basis from $34.8 million in the fiscal year ended 2023, and net income of $7.0 increased 16.1% from $6.0 million in fiscal 2023.

At September 30, 2024, our backlog was $89.2 million compared with $13.5 million at September 30, 2023. Backlog at September 30, 2024 included $74.3 million of acquired backlog as a result of the September 27, 2024 acquisition. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 65% of our backlog over the next 12 months and approximately 98% over the next 24 months as revenue, with the remainder recognized thereafter.

During fiscal 2024, we made important progress on our commercial growth strategy highlighted by several key awards and contract wins across our commercial, military and business aviation markets. In October 2024, we announced our ThrustSense® Autothrottle system was selected by the US Army to be installed on their C-12 (B200) aircraft equipped with ProLine21 avionics suites. Deliveries of the IS&S ThrustSense Autothrottle system for this application began in September 2024, with ongoing installations anticipated. In August 2024, we received a multi-million dollar production contract from a major aerospace company to supply our 19’’ Multifunction Display (MFD) with Integrated Mission Computer. This order marks our latest OEM contract and builds on existing programs with Pilatus Aircraft (“Pilatus”) for the PC-24, Textron Aviation (“Textron”) for the King Air 260/360 and The Boeing Company (“Boeing”) for the KC-46A, KC-767 and the T-7A.

In June 2023, the Company entered into an Asset Purchase and License Agreement (the “June 2023 Honeywell Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million.

In July 2024, the Company entered into an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell (the “July 2024 Honeywell Asset Acquisition”). This transaction complements the previous Honeywell license and asset acquisition completed in June 2023. Total consideration was $4.2 million in cash.

On September 27, 2024, the Company entered into a second Asset Purchase and License Agreement (the “September 2024 Honeywell Agreement”) with Honeywell, pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash. The exclusive licensing of these product lines from Honeywell is a unique opportunity for the Company that enhances its current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes the September 2024 Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering best price-for-performance product and service solutions.

OUR BUSINESS MODEL

We specialize in providing systems integrations capabilities that include the design, manufacture, sale and servicing of high-performance avionics products and systems used in both commercial and military aircraft platforms.

As a systems integrator, we leverage our proven expertise in developing end-to-end systems that combine mechanical, electrical, software, and avionics components into an integrated solution. Our activities as an integrator includes system design and analysis; integration and testing; regulatory compliance and documentation; and lifecycle support.

Our systems integration activities leverage our owned intellectual property and our products and service capabilities, together with third-party technologies that, in combination, provide our customers with advanced solutions on an on-demand basis.

We believe that our ability to source and integrate advanced componentry provides our customers with a unique value proposition, one that helps to reduce cost and optimize fleet utilization.

Currently, we support multiple OEM platforms, including those with the Boeing Company, Eclipse Aerospace, Lockheed Martin, and Pilatus Aircraft.

Products

The Company manufactures, markets and sells a wide variety of high-value, advanced avionics solutions for commercial air transport, business aviation and military customers. It sources its products through internal research and development efforts, in addition to opportunistic licensing and acquisition of mature product lines that complement the Company’s existing business. The Company believes that the acquisition of additional product lines presents the opportunity for the Company to leverage potential cost synergies from better utilization of the Company’s skill engineering team and its existing operational capacity while expanding the Company’s customer base and providing opportunities for the Company to market its internally developed products to acquired Customers. As the Company’s product offerings focus on individual avionics components and systems, it is able to market its products to both customers building new aircraft and customers engaged in the retrofit market. Our product portfolio consists of the following five categories:

Integrated Flight Deck Systems COCKPIT/IP® that include primary flight/navigation displays, crew alerting and engine displays, integrated standby instruments and mission displays.

Navigation Systems that includes flight management systems, mission computers, navigation radios and transponders.

Communication Systems that includes communication radios, audio panels and radio management units.

Sensors and Control Systems that includes air data computers, attitude and heading reference systems, magnetometers, inertial reference units, GPS receivers, utility management systems and flight control computers.

Advanced Flight Actuators that includes an array of linear and rotary smart-actuators for movement of aircraft levers and surfaces.

Manufacturing Engineering & Design

We believe that our customers value our history of technological innovation, new product development and technical expertise across multiple platforms. As of September 30, 2024, we held more than 120 U.S. and international patents relating to our products and systems. We invest heavily in engineering and development, with approximately 27% of our full-time employees serving in engineering-related roles as of September 30, 2024.

We currently operate a 45,000 square foot design, manufacturing, and office facility in Exton, Pennsylvania. ISSC is ISO 9001 and AS9100D certified. These standards represent an international consensus on effective management practices with the goal of ensuring that a company can deliver its products and related services consistently in a manner that meets or exceeds customer quality requirements. The Company’s certification to these standards allows ISSC to represent to customers that it maintains high-quality industry standards in the education of its employees and in the design and manufacture of its products. In addition, the Company’s products undergo extensive and documented quality control testing prior to being delivered to customers.

We are currently expanding our Exton facility to add 40,000 square feet of capacity. The additional capacity will be used to support our commercial growth strategy, including opportunities to capitalize on our recent transactions with Honeywell. The capacity expansion is expected to cost approximately $6 million.

Sales & Marketing

Our multi-channel sales strategy targets passenger and cargo carrying aircraft operators, general aviation owner/operators, maintenance, repair and overhaul (“MRO”) dealer networks, distributors, avionics integrators, aircraft modification centers, the Department of Defense (“the DoD”), DoD contractors and OEMs.

Periodically, the Company evaluates our sales and marketing efforts with respect to these focus areas and, where appropriate, makes use of third-party sales representatives who receive compensation through commissions based on performance.

Raw Materials

We require the use of various raw materials in our manufacturing processes. We purchase a variety of manufactured component parts from various suppliers. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Most of our raw materials and component parts are generally available from multiple suppliers at competitive prices.

Disruptions in the global supply chain has resulted in delays in the availability of certain raw materials and increased raw material costs, among other costs such as labor, though the disruptions somewhat improved in fiscal 2024, resulting in a higher stabilization of costs, as fiscal 2024 progressed. Our business has been adversely affected, though not materially, and could continue to be adversely affected in fiscal 2025 by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.

Suppliers

The Company’s manufacturing activities consist primarily of assembling and testing components and subassemblies and integrating them into finished systems. Typically, the Company purchases components for products, including any necessary raw materials, from third-party suppliers, several of which are sole source, and assembles them in a clean room environment. Many of the components purchased are standard products, although certain parts are made to the Company’s specifications. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms. During fiscal year 2024, the Company had four suppliers, Honeywell, FilConn, APCT Inc and Brandywine Precision Inc. that accounted for most of Company’s total inventory related purchases.

When appropriate, the Company enters into long-term supply agreements and uses its relationships with long-term suppliers to improve product quality and availability and reduce delivery times and product costs. In addition, the Company identifies alternative suppliers for important component parts. Generally, the introduction of component parts from new suppliers into existing products requires FAA certification of the entire finished product if the newly sourced component varies significantly from the original drawings and specifications. The Company has not experienced significant delays in delivery of products which could happen as a result of the inability to obtain either component parts or FAA approval of products incorporating new component parts.

OUR CUSTOMERS AND PRODUCT DISTRIBUTION

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

The Company’s revenue is concentrated with a limited number of customers. In fiscal year 2024, our three largest customers, Pilatus, Textron and Honeywell accounted for 23%, 7% and 7% of total revenue, respectively. In fiscal year 2023, the three largest customers,

Pilatus, ATSG and Textron accounted for 23%, 12% and 10% of total revenue, respectively. In fiscal year 2022, the three largest customers, Pilatus, ATSG and Textron accounted for 22%, 22% and 11% of total revenue, respectively.

Retrofit Market

The aviation retrofit market involves the modification, refurbishment, or upgrade of existing aircraft to improve performance, safety, fuel efficiency, passenger experience, or regulatory compliance. This market has been growing, especially as airlines and operators seek to extend the lifetime of existing fleets, reduce operational costs, and meet new environmental standards. Historically, most of the Company’s sales have come from the retrofit market, which the Company has pursued because of the growing need to support the world’s aging fleet of aircraft. The design and airframes of many types of older aircraft generally exceed the technology and technical capabilities of the original cockpit instruments and avionics. The Company has developed products that enable owners and operators to upgrade their aircraft by retrofitting them with the Company’s products at a competitive cost with equipment that provides instruments with capabilities and technology equivalent to newer aircraft.

We expect our main customers in the retrofit market will continue to be the DoD and defense contractors, aircraft operators and aircraft modification centers.

U.S. Department of Defense and Defense Contractors. The Company markets its products directly to the DoD and to domestic and international defense contractors for end use in military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L3Harris Technologies, or a direct contract with the appropriate government entity, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of typical government contracts may be incorporated as described below under “Government Regulation.” Each government agency or general contractor usually retains the right to modify or terminate a contract at any time at its convenience. Upon such alteration or termination, the Company is typically entitled to compensation for items already delivered and reimbursement for allowable costs incurred.

Aircraft Operators. The Company markets its products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, AAL, ATSG, FedEx and Icelandair. The Company sells these customers a range of products and services.

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. The Company has established relationships with a several aircraft modification centers throughout the United States which act as distribution outlets and installation centers for the Company’s products.

Original Equipment Manufacturers

The Company has signed a multi-year agreement with Textron to supply ThrustSense® Autothrottles on their King Air 360 and King Air 260 production aircraft as described above in “Products - ThrustSense® Autothrottle”. The Company has developed and manufactures the utilities management system for the Pilatus’ PC-24 aircraft under a multi-year production contract as described above under “Products - Utilities Management System.” The Company also markets its products to other OEMs including, among others, Boeing and Lockheed Martin.

INTELLECTUAL PROPERTY

We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business. The Company's products are manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. The Company develops and acquires new intellectual property on an ongoing basis. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our consolidated financial statements.

HUMAN CAPITAL RESOURCES

Our ability to attract, develop and retain top talent across all of our business functions, and particularly in highly technical areas, has a significant impact on organizational success. Accordingly, our human capital management strategy places a significant focus on both attracting a diverse, highly skilled workforce and engaging and developing talent from within by creating a work environment that promotes inclusion and equitability. By providing our valued employees the opportunity to enhance their skillsets, develop their careers and pursue excellence through numerous training and development opportunities, we consistently emphasize the importance of innovation and continuous improvement throughout our organization.

We attract and compensate our employees by offering a competitive total compensation package which includes benefits, resources, and programs that support health, physical, mental, and financial wellness. The benefits package we offer, coupled with employee recognition opportunities and employee engagement activities help create a comprehensive employee experience.

As of September 30, 2024, we had 133 full-time employees as compared to 98 full-time employees as of September 30, 2023. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that our relations with our employees are good. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Nominating & Corporate Governance Committee of our board of directors, monitors the hiring, retention, and management of our employees.

GOVERNMENT REGULATION

Environmental Regulation

We are subject to regulations administered by the U.S. Environmental Protection Agency, the U.S. Occupational Safety and Health Administration, various state, county, and local agencies acting in cooperation with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use, and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes compliance burdens and risks on us. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) imposes strict, joint and several liability on the present and former owners and operators of facilities that release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976 (“RCRA”) regulates the generation, transportation, treatment, storage, and disposal of hazardous waste. In addition, the Occupational Safety and Health Act, which requires employers to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, obligates employers to provide notice to employees regarding the presence of hazardous chemicals and to train employees in the use of such substances.

Our operations require the use of a limited amount of chemicals and other materials, which are classified under applicable laws as hazardous chemicals and substances. We follow all federal, state and local rules and regulations regarding the disposal of these chemicals and associated waste.

Federal Aviation Administration Regulation

We are subject to regulation by the Federal Aviation Administration (“FAA”) under the provisions of the Federal Aviation Act of 1958, as amended. The FAA prescribes standards and licensing requirements for aircraft and aircraft components. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our contracts, which could have a material adverse effect on our operations.

GOVERNMENT CONTRACT COMPLIANCE

Our government contracts and sub-contracts are subject to the procurement rules and regulations of the U.S. Government. Many of the contract terms are dictated by these rules and regulations. Specifically, cost-based pricing is determined under the Federal Acquisition Regulation (“FAR”), which provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. During and after the fulfillment of a government contract, we may be audited in respect of the direct and allocated indirect costs attributed thereto. These audits may result in adjustments to our contract costs. Additionally, we may be subject to U.S. Government inquiries and investigations because of our participation in government procurement. Any inquiry or investigation can result in fines or limitations on our ability to continue to bid for government contracts and fulfill existing contracts. We believe that we are in compliance with all federal, state, and local laws and regulations governing our operations and have obtained all material licenses and permits required for the operation of our business.

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government, and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments.

COMPETITIVE CONDITIONS

We experience competition in our aerospace and defense markets across suppliers of competitive products and services as well as with vertically integrated primes. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe ISSC has demonstrated a track record of performance excellence across each of these areas that has resulted in long-standing customer relationships, often characterized by recurring contractual relationships.

With respect to our products, the Company’s principal competitors include Honeywell Aerospace, Collins Aerospace, GE Aerospace, Thales Defense & Security, Inc., Elbit Systems and Garmin Ltd.

OUR COMPETITIVE STRENGTHS

• Vertically integrated model. ISSC can reduce its time-to-market through inhouse design, manufacturing and testing capabilities; full service integration and repair capabilities; and deep technical expertise.

• Systems integration expertise. IS&S’s extensive system integration expertise is a key differentiator within the market and provides a compelling value to its Company’s customer base. We believe this expertise enhances ease of installation, reduces aircraft downtime and reduces system complexity.

• Retrofit application expertise. The average age of the global commercial airline fleet has reached a record level of 14.8 years, according to the International Air Transport Association. Extending an aircraft’s lifespan increases maintenance demands. Since age brings wear and tear that requires more frequent and thorough inspections and replacement of parts that fail or reach their lifetime limits. IS&S specializes in retrofitting older aircraft with state-of-the-art avionics, such as Flat Panel Display Systems and Autothrottles that significantly improve functionality and compliance with current aviation standards.

•Strong Product and IP Portfolio. As of September 30, 2024, the Company held 47 U.S. patents. The Company holds 111 international patents and has 17 trademarks. Certain of these patents cover technology relating to air data measurement systems, and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® product.

•Depth of experience in serving global customer brands. ISSC has experience serving both commercial and military customers with global reach, including, among others, Amazon, American Airlines, BAE Systems, Boeing, DHL, Eclipse Aviation, FedEx, Lockheed Martin, Pilatus, and Textron.

INDUSTRY OUTLOOK

We operate in highly competitive markets. Since our inception more than 35 years ago, our markets have experienced significant growth, leading to new entrants with considerable financial resources and scale. During this time, ISSC has built a strong position with a portfolio of established, long-term customers that value our ability to deliver reliable, high-quality products that incorporate advanced technologies together with expert technical support, and a competitive, value-centric approach to product pricing.

We believe that, in times of adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby enhancing the retrofit market opportunity for the Company.

A wide range of information is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite-based weather, ground terrain maps and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation. The Company believes that aircraft cockpits will become more complete information centers that are capable of delivering additional information that is either mandated by regulation or demanded by pilots to assist in the safe and efficient operation of aircraft. We believe that the market will continue to migrate toward autonomous flight and that the flight deck will incorporate additional technologies that are stepping-stones on the path to complete autonomy.

Historically, equipment data, such as engine and fuel-related information, were displayed on analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft’s cockpit. Individual instruments tend to be replaced more frequently than the aircraft itself due to obsolescence and normal wear-and-tear. Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated display systems such as the IS&S panel displays.

As the skies and airports become more crowded, the aviation industry and its regulators are concentrating on new technologies, procedures, and regulations that allow more aircraft to operate in the skies and on the ground safely, efficiently and with less impact on the environment. These new technologies and procedures, such as traffic avoidance, ground awareness, increased precision of navigation and vertical position, runway incursion prevention and increased digital communication, will require innovation and intuitive methods to display situational awareness information for the pilots. We believe that IS&S flat panel displays provide an attractive solution to the growing need for innovation and new methods in this area.

STRATEGY

The foundation of our value creation framework is our focused business strategy which seeks to deliver stable commercial growth, including both organic and inorganic growth, operational excellence and disciplined capital allocation. Key elements of the strategy include the following:

#1 - Targeted Commercial Growth

•Expand product line portfolio

The Company develops innovative products by combining its avionics, engineering, and design expertise with commercially available technologies, components and products from non-aviation applications, including the personal computer and telecommunications industries. The Company’s COCKPIT/IP® system components are examples of its ability to engineer products using the selective application of non-avionic technology.

In 2016, ISSC recognized that the lack of an available autothrottle system on turboprop aircraft was an unmet need in the marketplace, leading it to invest in the development of a sophisticated turboprop autothrottle. We believe that ThrustSense® Autothrottle, the Company’s turboprop autothrottle incorporating patented technology, is highly effective, less complex and less costly than other available products and offers sophisticated sensing and multiple safety features that even exceed those of some much more expensive jet autothrottle systems. The Company intends to continue to capitalize on being the first to market an autothrottle to owners and operators of turboprop aircraft.

•Focus on retrofit opportunity

Given an aging global aircraft fleet, cockpit avionics upgrades for existing aircraft continue to be a significant opportunity for the Company. We believe that retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS and integrated standby unit system components is cost effective compared to the acquisition of a new aircraft and can provide similar functionality to that of new aircraft.

•Expand presence in flat panel display market

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

•Evaluate potential acquisitions and strategic partnerships

As a part of the Company’s growth strategy, we continuously evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products. In addition, we may enter into strategic partnerships with parties who can provide access to assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise in order to enhance and expand the Company’s product offerings, technology and capabilities in its current and future products. Any newly acquired products and technology may enable the Company to sell to a new group of buyers and introduce them to our broader range of products.

#2 - Improve Operational Efficiency

•The Company works to build on its legacy of strong operational execution to generate attractive margins through both increased operating leverage from higher revenues, and internal margin initiatives. The Company believes it can realize efficiencies in the manufacturing and repair of the acquired Honeywell products by insourcing the production of product sub-assemblies. We also expect to benefit from higher fixed cost leverage as we more effectively utilize the manufacturing capacity at our Exton facility. We will also work to realize additional efficiencies through sourcing and procurement initiatives in an effort to drive cost savings.

#3 - Return-Focused Capital Allocation Strategy

•We employ a disciplined, return-focused capital allocation strategy. Our primary focus will be on capital deployment in support of our growth initiatives. The Company remains committed to maintaining strong financial flexibility.

Backlog

	September 30
	2024	2023
Backlog, beginning of period	$13,450,881	$11,778,988
Plus: bookings during period, net	48,672,715	36,480,406
Plus: acquired through acquisition	74,307,000	—
Less: sales recognized during period	(47,198,020)	(34,808,513)
Backlog, end of period	$89,232,576	$13,450,881

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The backlog excludes potential future sole-source production orders from products developed under the Company’s engineering development contracts (“EDC”) programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs. Although the Company believes that the orders included in backlog are firm, most of the backlog involves orders that can be modified or terminated by the customer. As of September 30, 2024, 35% of the Company’s backlog was expected to be filled beyond fiscal year 2025.

Item 1A. Risk Factors.

ISSC Risk Factors

Risks Related to Our Business and Industry

If the Company fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight control computers, display generators, flight management systems, autothrottle technology and other new products that meet customer requirements, its business, financial condition and results of operation may be affected adversely.

The Company spends a large portion of its research and development efforts in developing and marketing the FPDS, FMS, ThrustSense® Autothrottle and complementary products. The Company’s ability to grow and diversify its operations through the introduction and sale of new products is dependent upon its continued success in product development and engineering activities, its sales and marketing efforts, its ability to acquire new products from strategic partnerships and acquisitions, and its ability to obtain necessary regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for the FPDS, FMS, ThrustSense® Autothrottle and any products we develop in the future. The Company cannot be certain that it will be able to develop, acquire, introduce or market its FPDS, FMS, ThrustSense® Autothrottle or other new products or product enhancements in a timely or cost-effective manner, or that any new products or product enhancements will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers and potential partners. If the Company’s performance or the performance of the Company’s products does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business, financial condition and results of operations.

Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements.

Our growth strategy is dependent in part upon our successful entry into new markets. In seeking new customers, the Company may have difficulty in displacing the products of incumbent competitors who are more familiar with such markets and the needs of target customers. The Company cannot be assured that potential customers will accept its products or that existing customers will not abandon them. Similarly, due to the nature of the Company’s products, potential customers may not be willing to expend the resources and effort required to replace existing competitive technology and parts with the Company’s products.

If the Company fails to modify or improve its products in response to evolving industry standards and government regulations, its products rapidly could become obsolete.

Our products must continue to evolve as the industry evolves, and simultaneously continue to comply with government standards. Future generations of flat panel displays, air data systems, engine and fuel displays, flight management systems and computers and autothrottle technology which embody new technologies or new industry standards could render the Company’s products obsolete. The market for aviation products is subject to rapid technological change, new product introductions, changes in customer preferences, and evolving industry standards and government regulations. The Company’s future success will depend on its ability to:

•embrace rapidly changing technologies;

•	develop and introduce timely, high-quality, cost-effective new products and product enhancements to address the increasingly sophisticated needs of its customers; and

•adapt the Company’s products to evolving industry standards and government regulations; and

These factors may be costly to the Company, and there is no assurance that the Company will be successful in its strategy.

The Company’s products are currently subject to direct regulation by the FAA and other equivalent organizations. The Company’s products, as they relate to aircraft applications, must be approved by the FAA, EASA, or other equivalent organizations before they can be installed in an aircraft. To be certified, the Company must demonstrate that its products are accurate and able to maintain certain levels of repeatability over time. Although the certification requirements of the FAA and EASA are substantially similar, no formal reciprocity exists between the two regulators. Accordingly, even though the Company’s products are approved by the FAA, the Company may need to obtain approval from EASA or other appropriate organizations to have them certified for installation outside the U.S. Significant delay in receiving certification for newly developed products or enhancements to the Company’s products, or the loss of certification for its existing products, could result in lost sales or delays in sales. The Company cannot ensure that it will receive regulatory approval on a timely basis or at all.

Furthermore, new regulations or product standards, and changes to existing product standards could require the Company to change its products and underlying technology and expend significant costs to come into compliance. Many of our customer contracts additionally require us to comply with strict industry standards. The policies and regulations applicable to the Company may be modified, interpreted, and applied inconsistently, which may result in the Company’s noncompliance with applicable rules. If the Company is found to be noncompliant with applicable regulations or rules imposed by certain contracts, the Company may face significant fines, reputational harm, and other regulatory consequences (such as, loss of certain certifications or operational restrictions). Any of the foregoing consequences may adversely affect the Company’s business, financial condition and results of operations.

We design, manufacture and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.

The design, development, production, sale and support of innovative commercial aerospace and defense systems and products involves advanced technologies. We invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services aimed at meeting the ever-evolving product, program and service needs of our customers. Our ability to realize the anticipated benefits of our investments depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; achieving cost and production efficiencies; availability and quality of supplier- and internally-produced parts and materials; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services; availability of test equipment; development of complex software; hiring and training of qualified personnel; identification of emerging technological trends for our target end-customers; the level of customer interest in new technologies and products and customer acceptance of our products and technologies. For example, our customers manufacture or acquire end products and systems that incorporate certain of our products. These end products and systems may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and industry acceptance of these larger systems and end products could affect the level of customer interest in and acceptance of our products in the marketplace. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

We may pursue strategic acquisitions, investments, strategic partnerships, product line acquisitions or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions. Acquisitions involve inherent risks that may adversely affect our operating results and financial condition. The Company may be unable to successfully integrate and realize the anticipated benefits of recent acquisitions.

Our growth strategy includes evaluating acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise.

We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete transactions with such partners on commercially favorable terms, or at all. Our ability to find partners to further our growth strategy is likely to be affected by factors outside of our control in the aerospace industry such as pilot unions, pilot shortages and labor strikes, including other economic and geopolitical factors. Any one of these factors may impede our ability to find strategic partners.

Acquisitions involve various inherent risks, such as: our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates; difficulties in integrating acquired businesses, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses; the diversion of management’s attention from our existing businesses; the potential impairment of assets; potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; and production delays associated with consolidating acquired facilities and manufacturing operations. Any past or future acquisition could also result in such risks. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business, financial condition and results of operations.

We may not successfully integrate business, operational, and financial activities such as internal controls, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) compliance, cyber security measures, the GDPR and similar privacy laws and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. Over the past two years, we have acquired several product lines from Honeywell to enhance the Company’s current offerings in various markets, including communication and navigation product lines and display generators and flight control computers. As the assets acquired from Honeywell are intended to further the Company’s revenue in the retrofit market and are intended to be incorporated into U.S. government contract work, the Company must comply with further regulatory requirements, including heightened security measures, that it may not achieve. If the Company fails to obtain all regulatory approvals required to use the Honeywell assets as intended, the Company may fail to realize the anticipated benefits of these transactions in a timely manner or at all, as it may not be able to generate any revenue in the intended markets.

The success of the Honeywell acquisitions, including anticipated benefits and potential additional revenue opportunities, will depend in part on the Company’s ability to successfully integrate the Honeywell product lines in a manner that results in various benefits, including, among other things, enhancing the Company’s current offerings in the air transport, military and business aviation markets, creating potential cost synergies, accelerating the Company’s growth and enhancing its global reputation.

The ongoing process of integrating the Honeywell assets could result in a loss of key personnel, cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses or inconsistencies in standards, controls, procedures and policies and impair the ability of the Company to maintain relationships with customers and employees. The diversion of management’s attention from other business concerns and any delays or difficulties encountered in connection with the integration of the Honeywell assets could have an adverse effect on the Company’s business, financial condition and results of operations.

Additionally we may incur significant costs and risks in integrating Honeywell product lines, including the risk of additional demands on our resources, systems, procedures and controls. We may also incur significant transaction costs in connection with future acquisitions, including acquisitions that we do not complete for any reason. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.

The Company’s revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.

Historically, the Company’s revenue and operating results have varied from quarter to quarter, and may continue to vary, which may adversely affect our business, financial condition and results of operations, and cause our stock price to decline. As such, our historical results of operations should not be relied upon as accurate indications of future performance. Variance in the Company’s revenue may be caused by multiple factors, including:

•demand for products and/or delivery schedule changes by its customers;

•	capital expenditure budgets of aircraft owners and operators, and appropriation cycles of the U.S. government and foreign governments;
•	changes in the use of the Company’s products, including air data systems, flat panel displays, flight management systems, autothrottle technology display generals and flight control computers;

•delays in obtaining government approval for new products;

•new product introductions by competitors;

•changes in the Company’s pricing policies or pricing policies of competitors; and

•	costs related to possible acquisition of technologies or businesses, including the cost to pursue and negotiate acquisitions and integrate such products and business thereafter.

Many of these factors are outside of the Company’s control, and difficult to predict. The unpredictable nature of the Company’s business and results of operations could result in revenue that is lower than anticipated. If we fail to perform as investors or other analysts may have anticipated, our stock price may delice as a result.

Our sales in the commercial aircraft market are subject to downturns affecting the aerospace industry generally.

Sales of our products may be impacted by downturns in the global economy within the industry in which we operate and can adversely affect our business, financial condition and results of operations. For example, in recent years, sales across the commercial OEM sector saw a decline due in large part to the decrease in production by Boeing and Airbus related to reduced demand for commercial air travel because of the COVID-19 pandemic.

Similarly, the operation of an aircraft is inherently subject to various risks, and the technological advances, including those contained in our products and services, may be impacted by safety hazards or accidents. Any mechanical error or adverse external condition may result in death or injury to personnel and passengers, which could impact customer and consumer confidence in the aerospace industry. Reduced confidence in the safety and reliability of the air transportation services industry could lead to a reduction in demand for the Company’s products and services, particularly if such accidents or disasters were due to a safety fault.

Due to the inherent nature of our products and the industry in which we operate, a product safety failure or quality issue could seriously harm our business.

There can be no assurance that the complex system designs and components contained in the Company’s products were not designed with, or manufactured containing, errors, omissions, or defects, particularly when the Company incorporates new technologies into its products or when it releases new versions or enhancements of its existing products. Any failure or error in the Company’s products during a flight presents a substantial risk to the operation of the aircraft, as products provide information necessary for a safe and efficient flight, and as a result, a risk to the safety of persons aboard such flights. In the event a defect or error is detected in any of the Company’s products, the Company may be required to issue a recall, face liability in litigation or pay damages, which may result in a delay or loss of revenues, cancellation of customer contracts, damage to the Company’s reputation, and litigation costs.

Additionally, such occurrences could materially impair the production of our products, result in damage to equipment, personal injury or death, and potential legal liability. Although we currently maintain insurance in amounts which we consider adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or we may elect in the future not to insure against such liabilities due to high premium costs or other reasons, in which event we could incur significant costs that could have a materially adverse effect upon our business, financial condition and results of operations.

We serve a limited number of customers and face customer concentration risk.

The Company’s revenue is concentrated in a limited number of customers. During fiscal year 2024 the Company derived 36% of its revenue from a limited number of customers. The Company continues to expect a relatively small number of customers to account for a majority of its revenue for the foreseeable future. Any disruption in the Company’s business with those customers, whether as a result of changes in demand for the customer’s services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on our business, financial condition and results of operations.

Additionally, much of the Company’s revenue is concentrated in contracts in the retrofit market with the U.S. government (including the DoD, the Department of Interior and the Department of Homeland Security) and foreign governments. Retrofit contracts with the DoD typically are not required to be renewed by the DoD, and are terminable by the DoD at their convenience. Contracts with foreign governments may contain similar provisions. There can be no assurance that we will continue to be awarded contracts by the U.S. government or any foreign government, as the market for the Company’s products is highly competitive.

Our customers may terminate their contracts with us at any time.

In general, the Company’s customer contracts typically contain provisions which permit the customer to terminate the agreement for their convenience, at any time. There can be no assurance that any of the Company’s customers will continue their contractual relationship and obligations with the Company, and therefore, we cannot guarantee any future sales. Given the Company’s limited customer concentration, if customers terminate their contracts with the Company without cause, prior to its expiration date, the Company’s business, financial condition and results of operations would likely be harmed.

Changes in U.S. government priorities, spending levels and response to world events could adversely affect the Company’s ability to maintain or grow the revenue the Company receives through government contracting.

A significant portion of the Company’s sales derives from defense contractors or U.S. government agencies in connection with government aircraft retrofit or OEM contracts. Defense spending may be impacted by various factors, including the changing political environment and shifts in domestic and international markets and priorities, and ongoing and emerging conflicts. The impact of any such reductions in defense appropriations and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding, and negatively impact the Company’s business, financial condition and results of operations.

Defense spending may also be reduced as a result of the change in presidential administration, and other political factors affecting the U.S. government such as budget deficits, spending priorities (such as, pandemics or emerging conflicts), pressures related to the cost of sustaining the U.S. military presence internationally and reducing U.S. military presence generally, and the ability of the government to efficiently enact appropriations bills and other relevant legislation. While we are unable to precisely predict what actions the new administration will take, President-elect Donald Trump has indicated that his administration will treat national security much differently that the current and previous presidential administrations. While difficult to predict, the new administration’s policies to reduce U.S. military presence and foreign military aid could result in a decrease in defense spending, and negatively impact the Company’s revenue in the retrofit market.

Additionally, U.S. government contracts are funded by agency budgets that operate on a fiscal year basis. As a result, government contracts are often not fully funded at inception. The remaining funds are only made available as appropriated by Congress over time, and thus subject to delay. Further, congressional appropriation and presidential approval are required for funding the governmental agencies with which we contract. In the past few years, the government has not been able to complete its budget process before the end of its fiscal year, resulting in government shutdowns, as well as insufficient funding for government agencies. As a result, our sales revenue in the retrofit market are vulnerable to both delays in funding and reductions in spending. If our government contracts are not fully funded, or significant programs or contracts with the U.S. government are terminated, our business, financial condition and results of operations would be substantially adversely affected.

Geopolitical factors and changes in policies and regulations could adversely affect our internal business.

Our international sales and operations are sensitive to changes in foreign national priorities, foreign government budgets, and regional and local political and economic factors, including volatility in energy prices or supply, political or civil unrest, changes in threat environments and political relations, military conflicts, geopolitical uncertainties, and changes in U.S. foreign policy. Our international sales and operations are also sensitive to changes in foreign government laws, regulations and policies, including those related to tariffs, sanctions, embargoes, export and import controls and other trade restrictions. Events such as increased trade restrictions or retaliatory trade policies, renegotiation of existing trade agreements, or regime change can affect demand for our products and services, the competitive position of our products, our supply chain, and our ability to manufacture or sell products in certain countries. Further, operations in emerging market countries are subject to additional risks, including volatility in gross domestic product and rates of economic growth, government instability, cultural differences (such as employment and business practices), the imposition of exchange and capital controls, and risks associated with exporting components manufactured in those countries for incorporation into finished products completed in other countries. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

In addition, given the role of our defense businesses in the support of the national security interests of the U. S. and its allies, we are subject to risks and uncertainties relating to policies of the U.S. and its allies, as well as other countries, including those that are or become regarded as potential adversaries or threats. We engage in both direct commercial sales, which generally require U.S. government licenses and approvals, as well as foreign military sales, which are government-to-government transactions initiated by, and carried out at the direction of, the U.S. government. Changes in budgets and spending levels, policies, or priorities, which are subject to geopolitical risks and threats, may impact our defense businesses, including the timing of and delays in U.S. government licenses and approvals for sales, the risk of sanctions or other restrictions, as well as potential human rights issues associated with the use of our defense products. These risks and uncertainties may directly or indirectly impact our commercial businesses as well.

Government contracts are subject to special risks as a result of the U.S. government’s audit practices.

Our contracts with the U.S. government require us to comply with extensive laws and regulations in the performance of such contracts. The U.S. government regularly investigates and audits its suppliers’ compliance with applicable regulations and performance under the relevant government contracts.

If a government inquiry or investigation uncovers improper or illegal activities by us, our employees, or others working on our behalf, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, revocation of required security clearances, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely impact our reputation, business, financial condition and results of operations. Additionally, ensuring we are fully compliant with new and existing government regulations could increase our costs, reduce our margins and adversely affect our competitiveness. Furthermore, our contractual obligations with the U.S. government include certain classified information, which imposes security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims.

The Company could be subjected to losses in the event that the Company suffers cost overruns or contractual penalties in connection with fixed-price contracts or service arrangements to perform specified design and EDC services.

During fiscal year 2024 approximately 5% percent of the Company’s total sales were derived from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow the Company to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur one-time charges that may be quite high and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel the Company to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to the Company over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate its agreement early. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Similarly, if the Company is unable to meet deadlines and customer specifications, its reputation in the industry may suffer harm, which may have a negative impact on the Company’s ability to retain its current customers and attract new customers. Lower earnings caused by cost overruns could furthermore have a negative impact on the Company’s business, financial condition and results of operations.

We currently operate without a substantial backlog.

During periods of economic uncertainty, the rate of customer orders can quickly decrease, and a substantial backlog may help promote greater efficiency in production, facilitate business planning and improve revenue visibility. As of September 30, 2024, 35% of the

Company’s backlog was expected to be filled beyond the end of the 2025 fiscal year, which is below the Company’s historical expectations and may result in lower revenues in future periods. As a result, future revenue will be dependent on orders booked and shipped in any given quarter, and may not be predictable with any degree of certainty.

Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer, and certain of our contracts may individually represent a significant portion of our revenue. Reductions in backlog due to cancellation by a customer could significantly reduce the revenue that we actually receive from contracts in backlog. Similarly, contracts included in our backlog may not be profitable for other reasons, such as reduction in orders or issues with a customer’s operations. Consequently, our backlog in not an entirely accurate predictor of future revenue. If our backlog fails to materialize, our business, financial condition and results of operations could be materially and adversely affected.

The Company relies on third-party suppliers for components of its products, including several sole source suppliers, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.

The Company’s manufacturing process consists primarily of assembling components purchased from its supply chain. Further, there are a limited amount of suppliers that are able to produce certain components. Several of our suppliers are sole source suppliers. If we lose a significant or sole source supplier, or our key suppliers’ businesses fail, our ability to purchase components at all (in the case of sole source suppliers) or in sufficient quantities and on commercially reasonable terms would be seriously harmed as it may take a long time, and involve significant costs, to identify and qualify a sufficient alternative supplier.

If the Company is unable to maintain relationships with key third-party suppliers, the development and distribution of its products could be delayed until equivalent components can be obtained and integrated into the products. In addition, substitution of certain components from other manufacturers may require product redesign or FAA, EASA or other approvals, which could delay the Company’s ability to ship products, and any increase in component costs, including the costs of any necessary raw materials, in the Company’s supply chain could adversely affect the Company’s business, financial condition and results of operations.

The impacts of global supply chain and labor market disruptions on our supply chain have negatively affected and will continue to negatively affect our business.

Our performance requires a variety of raw materials, supplier-provided parts, components, sub-systems and contract manufacturing services, and we rely on U.S. and non-U.S. suppliers (including third-party manufacturing suppliers, subcontractors and service providers) and commodity markets for these materials and services. In some instances, we depend upon a single source of supply, manufacturing, services support or assembly, or participate in commodity markets that may be subject to allocations of limited supplies by suppliers. In addition, our defense businesses are subject to specific procurement requirements that limit the types of materials they use. Our defense businesses also must require suppliers to comply with various DoD requirements, including cybersecurity requirements, any of which requirements may further limit the suppliers and subcontractors they may utilize. Identifying and qualifying second- or third- source suppliers can be difficult, time-consuming and may result in increased costs. Additionally, an open conflict or war across any region, including, but not limited to, the conflicts in Ukraine and Israel, could affect our ability to obtain raw materials.

In addition, global supply chain and labor markets are continuing to experience high levels of disruption, causing significant materials and parts shortages, as well as delivery delays, labor shortages, distribution issues, energy cost increases and price increases. Current geopolitical conditions, including sanctions and other trade restrictive activities and strained intercountry relations, are contributing to these issues. Certain of our suppliers and subcontractors have been unable to hire and retain sufficient qualified personnel for their performance. We and our suppliers and subcontractors have also experienced difficulties in procuring necessary raw materials and components, including microelectronics. All of the above have contributed to price increases. These issues have led to significant supplier and subcontractor performance failures and delays. As a result of these various problems, we have had difficulties receiving necessary materials, components, other supplies and third-party services timely or at all, which have negatively impacted production flow in our factories, hindered our ability to perform on our commitments to customers and negatively affected our results of operations, financial condition and liquidity. Our supply costs have increased due to the above factors. Continuing high inflation has exacerbated these increases and increased our operating costs.

Additionally, an open conflict or war across any region, including, but not limited to, the conflicts in Ukraine and Israel, could affect our ability to obtain raw materials.

The timing of the impacts of these supply chain risks and issues and our ability to mitigate them are uncertain and difficult to predict. However, we expect the current supply chain, labor availability and price issues, and their negative impacts on our business, to continue. In particular, we expect to experience prolonged delays for certain critical component parts and sub-systems. Furthermore, the existing supply chain and labor market issues could be compounded by other events, such as an economic downturn; supplier capacity constraints for other reasons; supplier quality issues (for example, defects or fraudulent parts); supplier closing, bankruptcy or financial difficulties; price increases for various reasons; worsening shortages of raw materials or commodities; and energy supply constraints, including as a result of war or other geopolitical actions, natural disaster (including the effects of climate change), health pandemic or other business continuity events, or transport and distribution issues, any of which could further negatively impact our ability to meet our commitments to customers or increase our operating costs and therefore incrementally affect our results of operations, financial condition and liquidity.

Our subcontractors and third-party suppliers may fail to produce high quality work, which may result in a failure of our products or services and a violation of applicable law.

The suppliers the Company depends on may not be able to timely deliver a sufficient number of components on that are of a reliable quality on commercially reasonable terms. We also depend on our key third-party suppliers to provide materials that comply with our specifications. If any products or materials that are provided by our suppliers do not comply with our specifications, and we do not discover such noncompliance until after those parts are installed and as a result the products fails, the Company would be harmed, potentially resulting in a loss of its ISO 9001 and AS9100D certifications, loss of customers, harm to reputation, product recalls, and liability for any other harm caused. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our business, financial condition and results of operations.

Similarly, as we continue to acquire new product lines and expand the scope of our business, we require an increasing level of support from subcontractors. We are liable for the work of our subcontractors under each applicable agreement pursuant to which subcontractors assist. If our subcontractors violate the provisions of any applicable contract, or violate applicable laws or regulations, our relationship with such customer will be negatively impacted, and could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the costs of re-procurement, damage our reputation and impair our ability to compete for future contracts.

Our competitors have greater resources and experience than us, and if we are not able to compete, our business, financial condition and results of operations will be substantially adversely affected.

The markets for the Company’s products are intensely competitive and subject to rapid technological change. Our primary competitors include Honeywell, Collins Aerospace, Thales Defense & Security, Inc., Garmin Ltd. and GE Aviation Systems . All of these competitors have substantially greater financial, technical, and human capital resources than the Company. In addition, these competitors have much greater experience in, and resources for, marketing their products. As a result, the Company’s competitors may be able to respond more quickly to new or emerging technologies and customer preferences, or to devote greater resources to development, promotion and sale of their products than the Company. The Company’s competitors may have greater name recognition and more extensive customer bases. Such competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share.

The Company depends on key personnel to manage its business effectively, and an inability to retain its key employees and plan for management succession could adversely impact the Company’s ability to compete.

The Company’s success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance that the Company will be able to retain such employees, and the loss of important personnel could damage its ability to execute its business strategy. Competition for skilled personnel is intense, and the Company may not be able to attract or retain additional qualified employees.

In addition, our ability to execute our growth strategy is dependent upon our ability to retain our Chief Executive Officer, Shahram Askarpour. Mr. Askarpour’s skills and expertise are important to the Company’s ability to expand its operations into different markets and further its acquisition strategy. However, there is much competition in the aerospace market for qualified executives such as Mr. Askarpour. If we are unable to retain integral members of our executive team, our competitive position in the market, relationships with potential partners, and our ability to execute our strategic business plan may be adversely affected.

The Company’s future success will depend in part on its ability to implement and improve its operational, administrative and financial systems and controls and to manage, train and expand its employee base. The Company cannot provide assurance that current and planned personnel levels, systems, procedures and controls will be adequate to support its current and future customer base. In such a circumstance, the Company may not be able to fully capitalize on existing and potential market opportunities. Similarly, the Company plans to further enhance in sales and distribution capabilities in the retrofit markets. It will be expensive and time consuming for the Company to hire a larger sales force for government and defense sales, and it may not be successful in finding appropriately qualified candidates that are able to implement the Company’s strategy.

Any delays or difficulties encountered in maintaining a sufficient workforce could impair the Company’s ability to attract new customers or maintain its relationships with existing customers. In addition, effective succession planning is important to our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management and other key personnel could hinder the execution of our strategic planning.

We self-insure a significant portion of our employee medical insurance program, which may expose us to unpredictable costs and negatively affect our financial performance.

We self-insure a significant portion of our employee medical insurance program and related benefit claims. The estimated liability for the self-funded portion of our insurance program is determined actuarially, based on claims filed historically, demographic factors and an estimate of claims incurred but not yet reported. Unanticipated changes in any applicable actuarial assumptions or management estimates underlying our recorded liabilities for these losses could result in materially different amounts of expense than expected under these programs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the premiums for this coverage could increase in the future, or we could be forced to raise our self-insured retention amounts. If these expenses increase, or if we experience a claim in excess of our reserve and/or coverage limits, it could also have a material adverse effect on our business, financial condition and results of operations.

The Company has limited experience in marketing and distributing its products internationally.

The Company plans to derive increasing revenues from sales outside the U.S., particularly in Europe and Asia. Risks inherent in doing business internationally include:

•differing regulatory requirements;

•	legal uncertainty regarding liability and the enforceability of agreements and accounts receivable collection and longer collection periods;

•tariffs, trade and investment barriers, and other regulatory barriers;

•uncertainty of protection of our intellectual property rights;

•heightened risk of unfair or corrupt business practices in certain locations;

•political and economic instability, including changes in government budgets and wars, such as the wars in the Ukraine and Israel;

•changes in diplomatic and trade relationships;

•	failure by our employees or agents to comply with U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977, as amended;
•	difficulty with staffing and managing widespread operations and in recruiting local experienced personnel, and the costs and expenses associated with such activities;

•the impact of recessions in economies outside the U.S.; and

•variances and unexpected changes in local laws and regulations.

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render the Company’s products less competitive in international markets. In the future, the Company may be required to conduct sales in foreign country’s local currency, thus exposing it to fluctuations and volatility in exchange rates that could adversely affect its operating results. Further, as we pursue customers in Asia and other less developed markets throughout the world, our potential inability to ensure the creditworthiness of counterparties could impose additional risks and affect our overall profitability. Emerging market operations in particular can present many risks, including volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. We must also hire and train qualified personnel to manage our foreign operations. We may experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, which may impact in sales productivity in foreign markets.

These factors and their impact are difficult to predict, and any one or more of them could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Risks Related to Intellectual Property, Privacy, Cybersecurity, and Technical Infrastructure

Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon others’ rights or are infringed upon by others.

We rely on a combination of patents, and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. To this end, as of September 30, 2024, the Company holds 47 U.S. patents and has 17 trademarks. In addition, the Company holds 111 international patents. The Company’s success and ability to compete will depend in part on its ability to obtain and maintain patent or other protection for its technology and products, both in the U.S. and internationally. The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. However, there is no guarantee that our patent applications will become issued patents. Moreover, even if approved, our patents may thereafter be successfully challenged by others or otherwise become invalidated for a variety of reasons. Thus, any patents we currently have or may later acquire may not provide us a significant competitive advantage. If our products are not protected by patents, our technology may be rendered obsolete by competitors that may develop similar technology using our ideas and our technology, which will seriously harm our ability to generate sales revenue.

Additionally, patent protection related litigation is time consuming and expensive. The Company has incurred, and may continue to incur, significant legal and other costs in defense of its intellectual property. Further, if a successful claim of patent infringement were made against the Company, and if the Company were unable to develop non-infringing technology, or to license the infringed or similar technology on a timely and cost-effective basis, the Company may lose entire product lines, and as a result, incur substantial losses in revenue, and incur substantial costs in development new, non-infringing technology. Additionally, if the Company is found to have infringed upon the intellectual property rights of a third-party, reputational harm to the Company would likely occur, and harm the Company’s ability to license its technology, or license technology from others.

Certain of our products incorporate and rely upon licensed third-party technology.

As part of our growth strategy, we have obtained licenses to third-party technology to improve our products. We may be required to renegotiate our currently licensed technology in the future, and may seek to license additional technology from other third parties to enhance our products and position in the market. However, there is no guarantee that third-party licenses will be available to us, or continue to be made available to us, on terms acceptable and beneficial to the Company. If we are unable to maintain our current licenses or obtain additional licenses to further improve our products, we may be required to develop lower quality and less innovative products and as a result, our business, financial condition and results of operations may suffer.

A cyber security incident or other technology disruption could have a negative impact on our business.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats of terrorism, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with IT systems for certain customers and other third parties, for which we face similar security threats as for our own, in particular, the DoD. Cybersecurity threats—which include, but are not limited to, computer viruses, ransomware, break-ins, sabotage, spyware, other malware, attempts to access information, denial of service attacks and other electronic security breaches—are persistent and evolve quickly. In general, such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks could materially harm our business or reputation.

Threat actors (such as ransomware groups) are becoming increasingly sophisticated and using tools and techniques that are designed to circumvent security controls, to evade detection and to remove or obfuscate forensic evidence. Our and our customers, suppliers and other third-parties’ technology systems and networks may be damaged, disrupted, or compromised by malicious events, such as cyberattacks (including computer viruses, ransomware, and other malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, terrorism, war, telecommunications and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our customers, suppliers and other third parties may be unable to anticipate these techniques or implement adequate preventative measures.

While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with the third parties that we rely on are beyond our control and we cannot guarantee that our or our customers’, suppliers’ and other third parties’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. In addition, there can be no assurance that actions we have taken to implement appropriate measures and controls will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The security measures we have implemented may become subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems. In the past, we have experienced immaterial breaches of our IT systems, which we have sought to address through upgrades to our IT security systems. However, these security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise impact the use of our IT systems. Moreover, if a security breach of our IT systems affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability. Further, as cyber threats continue to evolve, the Company may be required to expend significant resources to continue to modify or enhance its protective measures or to investigate and remediate any security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require the Company to expend significant additional resources to meet such requirements, which as a result may also harm the Company’s reputation.

Any such cybersecurity event could require significant management attention and resources, negatively impact our reputation among our customers and the public and challenge our eligibility for future work on sensitive or classified systems, which could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

The Company is subject to various laws and regulations. Changes to, or failure by the Company to comply with, these laws and regulations could have a significant impact on the Company’s business and operations.

The aerospace industry is highly regulated by the U.S. government as well as other international agencies. The Company is subject to, and must comply with, various laws and regulations, including, but not limited to, the product-related and other regulations of the FAA and the EASA, U.S. government procurement regulations, the rules and regulations of the SEC, and local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. Although the Company has obtained approvals to install its products from most foreign civil aviation authorities, including the European Union, United Kingdom and China, which require the Company to comply with applicable aviation laws in such foreign jurisdictions, there can be no assurance that the Company will be able to maintain such approvals in the future.

Failure to comply with all applicable laws could result in investigation and remediation costs to the Company and could adversely impact the business, financial condition and results of operations of the Company. Failure to comply with applicable regulations could also result in significant fines. In addition, new or more stringent governmental regulations may be adopted in the future, which may require us to incur significant expenses to become compliant with new regulations in a timely manner.

In the performance of our contracts with the U.S. government, we operate in a highly regulated environment, and we are subject to routine audits and reviews by the U.S. government and its agencies, such as the Defense Contract Audit Agency (“DCCA”). These agencies routinely review contract performance and compliance with applicable laws, regulations and standards. Systems that are subject to review include, but are not limited to, cybersecurity systems, accounting systems, and purchasing systems. Our supply chain is also subject to some of the same government contractual obligations. The U.S. government may, if it deems appropriate conduct an investigation into possible illegal or unethical activity in connection with these contracts. Investigations of this nature are common in the defense industry, and lawsuits may result.

Exports and imports of certain of our products are subject to various export control, sanctions and import regulations and may require authorization from regulatory agencies of the U.S. or other countries.

We must comply with various laws and regulations relating to the export and import of products, services and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice. Certain of our products, services and technologies have military or strategic applications and are on the U.S. Munitions List of the ITAR, the Commerce Control List of the EAR or are otherwise subject to the EAR, and/or the U.S. Munitions Import List and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before selling these products outside of the U.S. or importing these products into the U.S. U.S. foreign policy or foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities or countries. Any failure by us, our customers or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to export or import our products, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions or import regulations may further restrict the export or import of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis or at all is subject to risks and uncertainties, including changing U.S. government laws, regulations or foreign policies, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our business, financial condition and results of operations.

Litigation with customers, employees and others could harm our reputation and impact operating results.

In the ordinary course of business, we may be involved in lawsuits and regulatory actions with customers, employees and others. These actions may involve claims for, among other things, compensation for alleged personal injury and product liability claims. Additionally, we may be subject to employment-related claims alleging discrimination, harassment, wrongful termination and wage issues, including those relating to overtime compensation. We are susceptible to claims filed by customers alleging responsibility for breaches of contract or from product defects, and we are also subject to lawsuits filed by patent holders alleging patent infringement. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others.

Tax changes could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be negatively affected by changes in the effective tax rate due to changes in the Company’s overall profitability, changes to statutory tax rates in the U.S. and in other jurisdictions, changes in tax legislation, and the results of audits and examinations of previously filed tax returns. In addition, adverse changes in the underlying profitability and financial outlook of our operations or future changes in tax law could lead to changes in the value of tax assets or liabilities that we currently or in the future may hold, which could materially affect our results of operations. Further, the nature and impact of any future changes to tax law, and the resulting impact on our business, financial condition and results of operations, are uncertain.

Tariffs and other trade policies could have a substantial impact on our business.

The Company’s business is dependent upon the availability of raw materials and components for assembly. U.S. relations with the rest of the world remains uncertain with respect to taxes, trade policies and tariffs, especially as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. President-elect Donald Trump has indicated that his administration is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Similarly, interest rates may continue to rise and create further uncertainty and volatility in the market which would negatively impact our business, financial condition and results of operations. In addition, the potential exists that other countries may impose retaliatory tariffs, which could adversely affect the Company’s sales to those countries.

These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. In addition to potential increases on tariffs, wars or conflicts could affect our ability to obtain raw materials. Ongoing and future conflicts and other geopolitical events may result in sanctions or other export controls imposed by the U.S. or United Nations.

As the Company plans to increase its sales in international markets, any such international instability and reduction in global trade could negatively impact the Company’s expansion plans and international sales. Such risks may also affect our customers’ budgets and their policies which may adversely affect our sales revenue.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial condition, results of operations or cash flows, which may adversely affect investor confidence in the Company and, as a result, the value of the Company’s common stock.

The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective internal control over financial reporting and disclosure controls and procedures. Under Section 404 of the Sarbanes-Oxley Act, the Company is required to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company is not currently required to provide an attestation from its auditors on the effectiveness of the Company’s internal control over financial reporting, it may become subject to such requirement in the future.

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

Our common stock is traded on the Nasdaq Global Select Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

Our common stock has experienced and may continue to experience price fluctuations, which could cause you to lose a significant portion of your investment and interfere with our efforts to grow our business.

Stock markets are subject to significant price fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may change frequently and by large margins. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically. For example, the war in the Middle East and the war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in the U.S. and global markets and industries and are expected to have a negative impact on the U.S. and broader global economies. The timing of your purchase and sale of our common stock relative to fluctuations in its trading price may result in you losing a significant portion of your investment.

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

Bank and capital markets can experience periods of volatility and disruption which may adversely affect our ability to access the capital markets as needed. The general economic conditions in the U.S. and abroad is uncertain and historically has been negative. There can be no assurance that market conditions will improve.

Further, companies in the transportation industry and sales in the commercial airline markets historically have been negatively impacted by poor economic conditions. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events.

Furthermore, because of the lengthy research and development cycle involved in bringing new products to market, we cannot predict the economic conditions that will exist when a new product is introduced. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

During these periods of volatility and disruption, additional risks to the Company include:

•	declines in revenues and profitability from reduced orders, payment delays or other factors caused by the economic problems of customers;

•reprioritization of government spending away from defense programs in which the Company participates;

•reduced access to credit sources and ability to raise capital; and

•disruptions in supplies or increased supply prices associated with any financial constraints faced by vendors.

Such volatility in the market may also negatively impact our customers and suppliers’ ability to raise capital or obtain credit to continue operating. Such conditions may negatively impact the demand and production of our products, which can adversely affect our business, financial condition and results of operations.

There are risks associated with our outstanding and future indebtedness.

The Company has indebtedness pursuant to loan agreements and lines of credit with PNC Bank, National Association, and may pursue additional sources of credit or borrowed money in the future under these existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or borrow sufficient funds in the future to service or refinance our debt, our business, financial condition and results of operations will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

In addition, all the agreements governing our indebtedness subject us to continued compliance with certain financial and negative covenants. The Company was in compliance with all applicable covenants throughout and at September 30, 2024. A breach of any of our covenants under our operative agreements could result in a default under such an agreement. If any such default occurs, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. Additionally, if we default under our secured loan agreements, the lenders thereunder will have a right to proceed against the collateral granted to them to secure the debt, which includes available cash. In such a circumstance, we may not have sufficient assets to repay our debt in full. We may also not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Safeguarding the Company’s information technology (“IT”) systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share is a critical concern. As such, the Company has processes in place to assess, identify, and manage material cybersecurity threats and incidents. The Company’s cybersecurity strategy includes policies, procedures, and technology that proactively safeguard its operations against cybersecurity threats. The Company utilizes IT that enables its team to access both operational and financial performance data in real time, while, at the same time, identifying and preventing cybersecurity threats and risks. The Company aims to incorporate industry best practices throughout its cybersecurity processes and its cybersecurity framework leverages internationally recognized standards. These processes incorporate preventative, detective and corrective controls to identify relevant cyber risks and include network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within its network as well as evaluation and monitoring of detected security events. The Company continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats. Continuous monitoring of the Company’s networks and systems for threats and vulnerabilities is a key component of the Company’s strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats.

Management reviews the Company’s IT, data security and other systems, processes, policies, procedures and controls at least annually to (a) identify, assess, monitor and mitigate cybersecurity risks; and (b) identify measures to protect and safeguard against cybersecurity threats and breaches of confidential information and data and IT infrastructure and its other assets or assets of its customers or other third parties in the Company’s possession or custody.

The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected it or are reasonably likely to materially affect it, including its operations, business strategy, results of operations, or financial condition.

The Company’s management supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by it; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

In fiscal year 2001, the Company purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. Land development approval allows for expansion of up to 20,400 square feet. Such expansion would provide for a 65,400 square foot facility which the Company believes is adequate to meet the needs of the Company for the foreseeable future. We are currently making additional investments in our Exton facility to expand capacity.

The Company leased two separate hangars to house the Company’s airplanes in New Castle County, Delaware under month-to-month leases. One hangar lease expired with the sale of the Pilatus PC-12 airplane during the quarter ended September 30, 2022. The annual lease expense for both hangars was approximately $52,000. On November 30, 2023, the Company sold its King Air aircraft and cancelled the remaining month-to-month hangar lease.

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

Holders of Common Stock

As of December 13, 2024, there were approximately nine registered holders of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions in “street name.”

Dividends

The Company’s Board of Directors (the “Board”) previously declared special cash dividends in the amount of $0.65 per share in fiscal year 2020 and $0.50 per share in fiscal year 2021. The Company did not pay cash dividends in fiscal years 2022, 2023 and 2024. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Board and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Item 6. Selected Consolidated Financial Data.

The following tables present portions of the Company’s consolidated financial statements. The following selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes to the consolidated financial statements appearing elsewhere herein. The selected statements of operations data for the fiscal years ended September 30, 2024, 2023 and 2022 and the balance sheet data as of September 30, 2024 and 2023 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the fiscal years ended September 30, 2021 and 2020 and the balance sheet data as of September 30, 2022, 2021 and 2020 are extracted from the Company’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Fiscal year ended September 30,
	2024	2023	2022	2021	2020
Statements of Operations Data:
Net sales	$47,198,020	$34,808,513	$27,740,695	$23,044,796	$21,595,199
Cost of sales	21,284,429	13,497,442	11,066,314	10,263,166	9,793,224
Gross profit	25,913,591	21,311,071	16,674,381	12,781,630	11,801,975
Research and development	4,137,985	3,129,518	2,705,140	2,622,919	2,955,976
Selling, general and administrative	12,114,069	10,822,505	6,753,915	6,257,732	6,100,545
Total operating expenses	16,252,054	13,952,023	9,459,055	8,880,651	9,056,521
Operating income	9,661,537	7,359,048	7,215,326	3,900,979	2,745,454
Interest expense	(937,309)	(393,281)	—	—	—
Interest income	127,332	518,188	61,051	1,234	154,950
Other income	—	151,317	65,232	74,906	60,497
Income before income taxes	8,851,560	7,635,272	7,341,609	3,977,119	2,960,901
Income tax expense (benefit)	1,853,180	1,607,517	1,817,831	(1,087,783)	(308,882)
Net Income	$6,998,380	$6,027,755	$5,523,778	$5,064,902	$3,269,783

Net income per common share:
Basic	$0.40	$0.35	$0.32	$0.29	$0.19
Diluted	$0.40	$0.35	$0.32	$0.29	$0.19

Cash dividends declared per common share	$—	$—	$—	$0.50	$0.65

Weighted average shares outstanding:
Basic	17,459,823	17,411,684	17,256,750	17,225,423	16,939,302
Diluted	17,480,247	17,419,185	17,257,871	17,226,620	17,114,191

	As of September 30,
	2024	2023	2022	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$538,977	$3,097,193	$17,250,546	$8,265,606	$12,603,967
Restricted cash	—	—	—	—	11,180,900
Working capital	27,420,444	28,274,744	24,262,016	15,218,172	19,473,305
Total assets	82,382,261	62,957,451	34,705,323	27,086,000	41,545,837
Total shareholders’ equity	46,638,655	38,636,984	30,749,955	24,585,081	27,769,031

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

In June 2023, the Company entered into the June 2023 Honeywell Agreement with Honeywell pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million.

In July 2024, the Company entered into the July 2024 Honeywell Asset Acquisition, an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell. This transaction complements the previous Honeywell license and asset acquisition completed in June 2023. Total consideration was $4.2 million in cash.

On September 27, 2024, the Company entered into the September 2024 Honeywell Agreement with Honeywell, pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash.

The exclusive licensing of these product lines from Honeywell is a unique opportunity for the Company to enhance its current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes that each of the June 2023 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance product and service solutions.

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

Cost of sales related to EDC sales comprises engineering labor, consulting services and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within Cost of sales, with reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded R&D expenditures relate to internally-funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

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

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total Net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
	2024	2023	2022
Net sales:
Product	51.4%	64.9%	80.7%
Services	48.6%	35.1%	19.3%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Product	22.4%	27.9%	33.9%
Services	22.6%	10.9%	6.0%
Total cost of sales	45.0%	38.7%	39.9%

Gross profit	55.0%	61.3%	60.1%

Operating expenses:
Research and development	8.8%	9.0%	9.8%
Selling, general and administrative	25.6%	31.1%	24.3%
Total operating expenses	34.4%	40.1%	34.1%

Operating income	20.6%	21.2%	26.0%

Interest expense	(2.0)%	(1.1)%	0.0%
Interest income	0.3%	1.5%	0.2%
Other income	—%	0.4%	0.2%

Income before income taxes	18.9%	22.0%	26.4%

Income tax expense	3.9%	4.6%	6.5%

Net income	14.9%	17.4%	19.9%

Fiscal Year Ended September 30, 2024 Compared to Fiscal Year Ended September 30, 2023

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for fiscal years ended September 30, 2023, and 2022. See Footnote 3. Summary of Significant Accounting Policies, (“Reclassifications”) for additional information.

Net sales. Net sales in fiscal year 2024 increased $12.4 million, or 36.0%, to $47.2 million from $34.8 million in fiscal year 2023. The increase in Net sales was driven by a 7% increase or $1.7 million in product sales. The increase in product sales was related to increases in business aviation sales of $1.5 million and an increase of $0.5 million in defense sales, offset by a decline in commercial air transport sales of $0.3 million. The increase in business aviation sales was driven by increase in demand to support aircraft production. The increase in defense sales was primarily driven by increased market demand for our products. The decrease in commercial air transport was primarily due to the decline that occurred during the first half of fiscal year 2024. We began to experience a recovery in commercial air transport demand during the second half of 2024. Services sales in fiscal year 2024 increased $10.7 million, or 87.6%, compared to fiscal year 2023. The increase in service sales primarily reflects customer service sales of $9.7 million due to sales from the product lines acquired from Honeywell, which included a $1.7 million true-up payment from Honeywell for services performed by third parties, primarily offset by a $0.3 million decrease in legacy customer service.

Cost of sales. Cost of sales was $21.3 million, or 45.0% of Net sales, in fiscal year 2024 compared to $13.5 million, or 38.7% of Net sales, in fiscal year 2023. The increase in Cost of sales was primarily the result of an increase in Services sales volume. The Company’s overall gross margin in fiscal year 2024 was 55.0% compared to 61.3% in fiscal year 2023. The decrease in overall gross margin percentage for fiscal year 2024 is primarily the result of changes in product mix, increased depreciation and cost inefficiencies due to hiring and training of additional personnel and other integration costs.

Research and development. R&D expenses were $4.1 million in fiscal year 2024 and $3.1 million in fiscal year 2023. The increase in R&D expense was due to higher salaries and benefits due to higher headcount. As a percentage of Net sales, R&D expense decreased slightly to 8.8% of Net sales for fiscal year 2024 compared to 9.0% for fiscal year 2023.

Selling, general, and administrative. SG&A expenses increased $1.3 million or 11.9%, to $12.1 million from $10.8 million in fiscal year 2023. The increase in SG&A expense in fiscal year 2024 was primarily the result of increases in consulting and legal fees of $0.9 million primarily due to acquisition related expenses and increased costs of $0.6 million as a result of the recruitment of a new CFO and other corporate initiatives. In addition, the Company incurred amortization expense of $1,191,361 related to the customer relationships intangible asset resulting from the combined acquisitions. These increases were partially offset by a $162,000 gain from the sale of the Company’s King Air aircraft. As a percentage of Net sales, selling, general and administrative expenses were 25.6% in fiscal year 2024 compared to 31.1% for fiscal year 2023.

Interest income. Interest income of $0.1 million in fiscal year 2024 decreased by $0.4 million as compared to interest income in fiscal year 2023 of $0.5 million. The decrease in interest income was primarily the result of the decrease in the average cash balance in fiscal year 2024 and a general decrease in interest rates as compared to fiscal year 2023.

Other income. Other income was $0.2 million in fiscal year 2023. The Company did not have any other income for fiscal year 2024.

Income taxes. Income tax expense was $1.9. million in fiscal year 2024 as compared to income tax expense of $1.6 million in fiscal year 2023. The effective tax rate in fiscal year 2024 was 20.9% as compared to 21.1% in fiscal year 2023. The increase in income tax expense was primarily due to an increase in earnings in fiscal year 2024.

Net income. As a result of the factors described above, the Company’s net income in fiscal year 2024 was $7.0 million compared to net income of $6.0 million in fiscal year 2023. On a fully diluted basis, net income per share was $0.40 in fiscal year 2024, compared to a net income of $0.35 per share in fiscal year 2023.

Fiscal Year Ended September 30, 2023 Compared to Fiscal Year Ended September 30, 2022

Net sales. Net sales in fiscal year 2023 increased $7.1 million, or 25.5%, to $34.8 million from $27.7 million in fiscal year 2022. Product sales in fiscal year 2023 increased $0.2 million compared to fiscal year 2022. Services sales in fiscal year 2023 increased $6.9 million, or 128.8%, compared to fiscal year 2022.

EDC sales increased $0.7 million, or 146.8% compared to fiscal year 2022, reflecting increased EDC business. Customer service sales increased $6.2 million, or 127.2% from fiscal year 2022. The increase in customer service sales primarily reflects customer service sales of $5.8 million due to the Honeywell Agreement. The increase in product sales primarily reflects increased shipments of displays to general aviation customers and commercial transport customers of $0.7 million and $0.6 million, respectively. Military product sales decreased $1.1 million due to reduced business volume.

Cost of sales. Cost of sales was $13.5 million, or 38.7% of Net sales, in fiscal year 2023 compared to $11.1 million, or 39.9% of Net sales, in fiscal year 2022. The increase in Cost of sales was primarily the result of an increase in customer service sales volume. The Company’s overall gross margin in fiscal year 2023 was 61.3% compared to 60.1% in fiscal year 2022. The fiscal year 2023 gross margin percentage increase was primarily attributable to increased customer service sales that typically generate higher gross margins than manufactured products.

Research and development. R&D expenses were $3.1 million in fiscal year 2023 and $2.7 million in fiscal year 2022. R&D expense decreased to 9.0% of Net sales in fiscal year 2023 compared to 9.8% of net sales in fiscal year 2022. The increase in R&D expense resulted primarily from increased personnel and related benefits, offset by the increase of EDC contract activity whose costs are reflected in cost of sales rather than R&D expense.

Selling, general, and administrative. SG&A expenses increased $4.0 million or 60.2%, to $10.8 million from $6.8 million in fiscal year 2022. SG&A expenses in fiscal year 2022 were reduced by inclusion of a gain of $1.2 million from the sale of the PC-12 aircraft. The increase in SG&A expense in fiscal year 2023 was primarily the result of increased stock-based compensation expense and legal fees, professional fees, audit fees and amortization expense primarily related to the June 2023 Honeywell Agreement and increased board of director fees.

Interest income. Interest income of $0.5 million in fiscal year 2023 increased by $0.4 million as compared to interest income in fiscal year 2022 of $0.1 million. The increase in interest income was primarily the result of the increase in the average cash balance in fiscal year 2023 and a general increase in interest rates as compared to fiscal year 2022.

Other income. Other income was $0.2 million in fiscal year 2023, an increase of $0.1 million from fiscal year 2022.

Income taxes. Income tax expense was $1.6 million in fiscal year 2023 as compared to income tax expense of $1.8 million in fiscal year 2022. The effective tax rate in fiscal year 2023 was 21.1% as compared to 24.8% in fiscal year 2022. The higher tax and effective tax rate in fiscal year 2022 as compared to fiscal year 2023 primarily reflects higher state tax due to tax on the gain from the sale of the PC-12 aircraft.

Net income. As a result of the factors described above, the Company’s net income for fiscal year 2023 was $6.0 million compared to net income of $5.5 million for fiscal year 2022. On a fully diluted basis, net income per share was $0.35 for fiscal year 2023, compared to a net income of $0.32 per share for fiscal year 2022.

Liquidity and Capital Resources

Sources of Liquidity

The following table highlights key financial measurements of the Company:

	As of	As of
	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$538,977	$3,097,193
Accounts receivable	$12,612,482	$9,743,714
Current assets	$34,685,698	$34,673,703
Current liabilities	$7,265,254	$6,398,959
Contract liability	$340,481	$143,359
Other non-current liabilities	$28,478,352	$17,921,508
Quick ratio (1)	1.81	2.01
Current ratio (2)	4.77	5.42

	Twelve Months Ended September 30,
	2024	2023	2022
Cash flow activities:
Net cash provided by operating activities	$5,796,222	$2,096,174	$6,094,440
Net cash (used in) provided by investing activities	(16,881,440)	(36,158,373)	2,589,346
Net cash provided by financing activities	8,527,002	19,908,846	301,154
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(2)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations, supplemented with our revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments (including those described in Note 19, “Leases”). The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

Debt Facility

In connection with the June 2023 Honeywell Agreement, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the June 2023 Honeywell Agreement. Refer to Note 20, “Loan Agreement” for further details. In addition to providing for the Term Loan, The Loan Agreement, together with a corresponding Line of Credit Note in favor of PNC, executed on May 11, 2023, provides for the senior secured Revolving Line of Credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028.

On December 19, 2023, the Company and PNC entered into an Amendment to the Loan (the “Restated Loan Amendment”) and a corresponding Amended and Restated Revolving Line of Credit Note (“Restated Line of Credit Note”) and Amended and Restated Line of Credit and Investment Sweep Rider (the “Restated Rider”), to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendments and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provided for a senior secured term loan in aggregate principal amount of $20,000,000, with a maturity date of June 28, 2028.

On September 30, 2024, in connection with the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement, the Company and one of its subsidiaries, Innovative Solutions and Support, LLC, entered into an Amendment to Loan Documents (the “2024 Loan Amendment”) with PNC, which amends certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the 2024 Loan Amendment, the Company entered into (i) an Amended and Restated Revolving Line of Credit Note in favor of PNC (the “A&R Revolving Line of Credit Note”), and (ii) an Amended and Restated Line of Credit and Investment Sweep Rider with PNC (the “A&R Rider”). The A&R Revolving Line of Credit Note provides for a senior secured revolving line of credit in an aggregate principal amount of $35,000,000, with an expiration date of December 19, 2028 (the “Revolving Line of Credit”). The interest rate applicable to loans outstanding under the Revolving Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the A&R Revolving Line of Credit Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the A&R Revolving Line of Credit Note. The A&R Rider provides for how PNC will make advances to the Company under the Revolving Line of Credit.

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

During the fiscal year ended September 30, 2024, we did not sell any shares of common stock under the ATM Sales Agreement.

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

The Company did not pay cash dividends in fiscal years 2023 or 2024. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating Activities

The Company generated $5.8 million of cash from operating activities during fiscal year 2024, as compared to cash generated of $2.1 million during fiscal year 2023. The cash generated by operating activities for the year ended September 30, 2024 was primarily generated by net income of $7.0 million, an increase in non-cash compensation expenses for stock options and stock awards of $0.3 million and $0.7 million, respectively, and depreciation and amortization expense of $2.1 million. Changes is certain other working capital accounts drove the remainder of the increase for fiscal year 2024.

The Company generated $2.1 million of cash in operating activities during fiscal year 2023, as compared to cash generated of $6.1 million during fiscal year 2022. The cash generated by operating activities for the year ended September 30, 2023 was primarily generated by net income of $6.0 million, increase in non-cash compensation expenses for stock options and stock awards of $0.8 million and $0.7 million, respectively, and depreciation and amortization expense of $0.7 million, partially offset by increases to accounts receivable of $5.4 million and inventories of $0.8 million.

Investing Activities

Cash used in investing activities was $16.8 million for fiscal year 2024 and was primarily due to the $14.2 million acquisition of various generations of military display generators and flight control computers in September 2024 and the $4.2 million acquisitions of certain additional assets related to the Company’s communication and navigation product lines in July of 2024. In addition, the Company spent $0.7 million for the purchases of property and equipment, partially offset by proceeds of $2.2 million from the sale of the Company’s King Air aircraft. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Cash used in investing activities was $36.2 million for fiscal year 2023. On June 30, 2023, the Company entered into the Honeywell Agreement with Honeywell for cash consideration of $35.9 million whereby Honeywell sold the Company certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The 2023 Transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The 2023 Transaction enhances the Company’s current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes this agreement can help to accelerate the Company’s growth and enhance its global reputation for delivering some of the industry’s best price-for-performance value propositions. In addition, the Company spent $0.3 million for the purchase of test equipment and computer hardware.

Financing Activities

Net cash provided by financing activities was $8.5 million for the fiscal year 2024 and consisted of $43.8 million in payments against the Company’s line of credit offset by $52.3 million in additional borrowings used to fund the Company’s fiscal year 2024 acquisitions.

Cash provided by financing activities was $19.9 million for fiscal year 2023 and primarily consisted of proceeds from the Term Loan with PNC for $20.0 million to fund a portion of the June 2023 Honeywell Agreement, proceeds from the exercise of stock options for $0.4 million and the paydown of the Term Loan for $0.5 million.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. IS&S has experienced increases in expenditures since its inception and anticipates that increases in expenditures will continue in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If sufficient funds are not available, the Company may not be able to introduce new products or compete effectively.

Inflation

The Company does not believe inflation had a material effect on its financial position or results of operations during the past three years; however, it cannot predict the future effects of inflation, if any.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 1, “Significant Accounting and Reporting Policies,” for additional information about our significant accounting and reporting policies that require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.

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

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. In addition, the Company enters fixed-price contracts, in which the Company agrees to perform the specified work for a pre-determined price. The contractual terms of the fixed-price contracts are usually long-term, however they often contain a termination for convenience clause that results in the Company treating these contracts as short-term under ASC 606. To the extent our actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment terms are defined by when payment is typically due. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

Acquisitions and Investments, and Goodwill and Other Indefinite-Lived Intangible Assets

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets we acquire and liabilities we assume requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the acquisition.

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at their estimated fair value on the date of acquisition and are reviewed at least annually for impairment based on cash flow projections and fair value estimates.

Inventories

Inventories are stated at the lower of cost or net realizable value. Write-downs for slow-moving and obsolete inventories are provided based on current assessments about future product demand, production requirements for expected usage and usage for the last 12 months. Where we estimate that the net realizable value is below cost or have determined that future demand is lower than current inventory levels based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is recorded as a charge included in Cost of sales. Management believes that our estimates of excess and obsolete inventory are reasonable and material changes in future estimates or assumptions used to calculate our estimates are unlikely. However, actual results may differ materially from the estimates and additional provisions may be required in the future.

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries. The Company currently derives the majority of its revenues from the sale and service of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2024, 2023 and 2022 Net sales outside the United States amounted to $22.8 million, $15.5 million and $11.1 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $28.0 million as of September 30, 2024, a hypothetical 1% in variable interest rates would have affected interest expense by approximately $0.3 million.

The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate.  A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during fiscal year 2024 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company listed in the index appearing under Item 8 herein are filed as part of this Annual Report on Form 10-K.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Acquired Intangible Assets

As described further in Note 4 to the financial statements, on September 27, 2024, the Company entered into and closed the transaction contemplated by the Asset Purchase and License Agreement (the “September 2024 Honeywell Agreement”) with Honeywell International Inc. (“Honeywell”). Pursuant to the September 2024 Honeywell Agreement, Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company.

The acquisition was accounted for as a business combination. The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement principles. The Company’s allocation of the total purchase consideration to the estimated fair values of acquired assets included a fair value of $2,300,000 ascribed to the acquired license agreements.

Management estimated the fair value of the acquired license agreements using the relief from royalty method. The significant assumptions include: (i) future expected revenues from customer contracts and license agreements, (ii) royalty rates, and (iii) discount rates.

We identified the fair value of the acquired license agreement intangible assets acquired as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the fair value of the acquired license agreements included the following, among others.

●	Evaluated the design and implementation of key controls relating to the fair valuations performed on the acquired license agreement intangible assets. These procedures included, among others, understanding management’s processes over the development of the fair value estimate and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
●	Tested the mathematical accuracy of the valuation models utilized by the Company and the completeness, accuracy and relevance of underlying data used in the model.
●	Assessed the reasonableness of management’s estimated revenue cash flows by obtaining an understanding of management’s processes for developing projected financial information and comparing the projections to historical results achieved by Honeywell.
●	Evaluated the reasonableness of management’s revenue assumptions and tested the source information, including the number of existing customers, through inspection of customer contracts.
●	Utilized valuation specialists to evaluate the reasonableness of the royalty rates and discount rates used in the valuation.
●	Conducted sensitivity analysis around the royalty rates and discount rate assumptions utilized by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

December 30, 2024

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$538,977	$3,097,193
Accounts receivable	12,612,482	9,743,714
Contract assets	1,680,060	487,139
Inventories	12,732,381	6,139,713
Prepaid inventory	5,960,404	12,069,114
Prepaid expenses and other current assets	1,161,394	1,073,012
Assets held for sale	—	2,063,818

Total current assets	34,685,698	34,673,703

Goodwill	5,213,104	3,557,886
Intangible assets, net	27,012,292	16,185,321
Property and equipment, net	13,372,298	7,892,427
Deferred income taxes	1,625,144	456,392
Other assets	473,725	191,722

Total assets	$82,382,261	$62,957,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$—	$2,000,000
Accounts payable	2,315,479	1,337,275
Accrued expenses	4,609,294	2,918,325
Contract liability	340,481	143,359

Total current liabilities	7,265,254	6,398,959

Long-term debt	28,027,002	17,500,000
Other liabilities	451,350	421,508

Total liabilities	35,743,606	24,320,467

Commitments and contingencies (See Note 16)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2024 and September 30, 2023	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,599,052 and 19,543,441 issued at September 30, 2024 and September 30, 2023, respectively	19,599	19,543
Additional paid-in capital	55,320,500	54,317,265
Retained earnings	12,667,093	5,668,713
Treasury stock, at cost, 2,096,451 shares at September 30, 2024 and at September 30, 2023	(21,368,537)	(21,368,537)

Total shareholders’ equity	46,638,655	38,636,984

Total liabilities and shareholders’ equity	$82,382,261	$62,957,451

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Net Sales:
Product	$24,279,918	$22,589,657	$22,400,159
Services	22,918,102	12,218,856	5,340,536
Total net sales	47,198,020	34,808,513	27,740,695

Cost of sales:
Product	10,570,521	9,715,517	9,402,900
Services	10,713,908	3,781,925	1,663,414
Total cost of sales	21,284,429	13,497,442	11,066,314

Gross profit	25,913,591	21,311,071	16,674,381

Operating expenses:
Research and development	4,137,985	3,129,518	2,705,140
Selling, general and administrative	12,114,069	10,822,505	6,753,915
Total operating expenses	16,252,054	13,952,023	9,459,055

Operating income	9,661,537	7,359,048	7,215,326

Interest expense	(937,309)	(393,281)	—
Interest income	127,332	518,188	61,051
Other income	—	151,317	65,232
Income before income taxes	8,851,560	7,635,272	7,341,609

Income tax expense	1,853,180	1,607,517	1,817,831

Net income	$6,998,380	$6,027,755	$5,523,778

Net income per common share:
Basic	$0.40	$0.35	$0.32
Diluted	$0.40	$0.35	$0.32

Weighted average shares outstanding:
Basic	17,459,823	17,411,684	17,256,750
Diluted	17,480,247	17,419,185	17,257,871

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			(Accumulated
		Additional	Deficit)
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2021	$19,343	$51,817,095	$(5,882,820)	$(21,368,537)	$24,585,081

Share-based compensation	—	166,617	—	—	166,617
Exercise of stock options	43	301,111	—	—	301,154
Issuance of restricted stock awards	27	173,298	—	—	173,325
Net income	—	—	5,523,778	—	5,523,778

Balance, September 30, 2022	$19,413	$52,458,121	$(359,042)	$(21,368,537)	$30,749,955

Share-based compensation	39	1,123,902	—	—	1,123,941
Exercise of stock options	58	408,789	—	—	408,847
Issuance of restricted stock awards	33	326,453	—	—	326,486
Net income	—	—	6,027,755	—	6,027,755

Balance, September 30, 2023	$19,543	$54,317,265	$5,668,713	$(21,368,537)	$38,636,984

Share-based compensation	56	1,003,235	—	—	1,003,291
Net income	—	—	6,998,380	—	6,998,380

Balance, September 30, 2024	$19,599	$55,320,500	$12,667,093	$(21,368,537)	$46,638,655

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,998,380	$6,027,755	$5,523,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,097,942	697,943	368,499
Share-based compensation expense
Stock options	301,101	756,198	166,617
Restricted stock awards	702,191	694,230	173,325
Impairment of long-lived assets	—	44,400	—
Gain on disposal of property and equipment	(160,577)	—	(1,191,743)
Excess and obsolete inventory cost	—	44,308	—
Deferred income taxes	(1,136,809)	9,503	1,017,335
(Increase) decrease in:
Accounts receivable	(2,868,768)	(5,446,257)	(251,120)
Contract assets	(1,192,921)	(324,397)	(162,742)
Inventories	(2,338,176)	(834,917)	(708,859)
Prepaid expenses and other current assets	811,669	69,458	(309,394)
Other non-current assets	(294,969)	(101,356)	—
Increase (decrease) in:
Accounts payable	978,203	628,430	85,224
Accrued expenses	624,346	203,754	1,272,826
Income taxes payable	1,077,488	(257,055)	269,015
Contract liabilities	197,122	(115,823)	(158,321)
Net cash provided by operating activities	5,796,222	2,096,174	6,094,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(657,790)	(298,373)	(161,230)
Acquisition of assets	(4,249,460)	—	—
Acquisition of a business	(14,200,000)	(35,860,000)	—
Proceeds from the sale of property and equipment	2,225,810	—	2,750,576
Net cash (used in) provided by investing activities	(16,881,440)	(36,158,373)	2,589,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	408,846	301,154
Debt payments	(43,825,825)	(500,000)	—
Debt proceeds	52,352,827	20,000,000	—
Net cash provided by financing activities	8,527,002	19,908,846	301,154

Net (decrease) increase in cash and cash equivalents	(2,558,216)	(14,153,353)	8,984,940
Cash and cash equivalents, beginning of year	3,097,193	17,250,546	8,265,606

Cash and cash equivalents, end of year	$538,977	$3,097,193	$17,250,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,913,456	$1,855,069	$531,481
Cash paid for interest	847,085	260,889	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to purchases of property and equipment	$3,327,000	—	—
Transfer from prepaid inventory to inventory	4,254,492	—	—
Transfer from prepaid inventory to goodwill	516,580	—	—
Transfer from prepaid inventory to intangible assets, net	800,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background

Innovative Solutions and Support, Inc. (the “Company,” “IS&S,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services avionics products and systems for retrofit applications and original equipment manufacturers (“OEMs”).

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, Department of Defense (“DoD”)/governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable IS&S to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries.

On September 27, 2024, the Company entered into and closed the transactions contemplated by that certain Asset Purchase and License Agreement (the “September 2024 Honeywell Agreement”) with Honeywell International Inc. (“Honeywell”). Pursuant to the Agreement, Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The September 2024 Honeywell Agreement allows the Company to diversify its product offerings in the aerospace industry. The Company determined that the September 2024 Honeywell Agreement met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. See Footnote 4. Acquisition, for additional information.

On July 22, 2024, the Company completed the acquisition of certain additional assets related to its communication and navigation product lines, including a sale of certain inventory and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property (the “July 2024 Honeywell Asset Acquisition”) related to its communication and navigation product lines to manufacture, upgrade and repair certain additional products for consideration of $4.2 million in cash. The Company accounted for the transaction as an asset acquisition. See Footnote 4. Acquisition, for additional information.

On June 30, 2023, the Company entered into an Asset Purchase and License Agreement with Honeywell International, Inc. ( the “June 2023 Honeywell Agreement”) whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. See Note 4, “Acquisition” for more details. See Footnote 4. Acquisition, for additional information. The Company determined that the transaction met the definition of a business under ASC 805, therefore the Company accounted for the transaction as a business combination and applied the acquisitition method of accounting.

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

During fiscal years 2024 and 2023, we did not sell any shares of common stock under the ATM Sales Agreement.

2.  Concentrations

Major Customers

In fiscal years 2024, 2023 and 2022, the Company derived 42%, 54% and 58%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to those top five customers were $7.6 million, $3.5 million and $3.3 million as of fiscal years ended September 30, 2024, 2023 and 2022, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During fiscal year 2024, the Company had four suppliers that accounted for 63.1% of the Company’s total inventory related purchases. During fiscal year 2023, the Company had four suppliers that accounted for 49.0% of the Company’s total inventory related purchases. During fiscal year 2022, the Company had three suppliers that accounted for 33.7% of the Company’s total inventory related purchases.

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

Reclassification

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company has aggregated these items into one category, “Services” and reclassified all Customer service and Engineering and development contracts revenues as well as Cost of sales in order to conform the presentation of the consolidated Statements of Operations for Fiscal years ended September 30, 2023 and 2022.

Customer service sales of $11.1 million and Engineering and development contracts Net Sales of $1.1 million were aggregated into Services sales, for the Fiscal year ended September 30, 2023. Customer service sales of $4.9 million and Engineering and development contracts Net Sales of $0.4 million were aggregated into Services sales, for the Fiscal year ended September 30, 2022.

Customer service Cost of sales of $3.4 million and Engineering and development contracts Cost of sales of $0.4 million were aggregated into Services Cost of sales, for the Fiscal year ended September 30, 2023. Customer service Cost of sales of $1.5 million and Engineering and development contracts Cost of sales of $0.2 million were aggregated into Services Cost of sales for the Fiscal year ended September 30, 2022.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for credit losses accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on engineering development contracts (“EDC”) programs, percentage of completion on EDC programs, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Business Combinations

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

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets we acquire and liabilities we assume requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the acquisition.

Asset Acquisitions

Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. The Company allocates the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition.

Intangible Assets

The Company’s identifiable intangible assets primarily consist of license agreements, customer relationships and backlog. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and are reported separately from any goodwill recognized.

Intangible assets with a finite life are amortized over their estimated useful life and are reported net of accumulated amortization. They are assessed for impairment in accordance with the Company’s policy on assessing long-lived assets for impairment described below.

Indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-lived intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. . The Company initially does a qualitative assessment for impairment of intangible assets and will utilize quantitative testing based on results from the qualitative assessment, if deemed necessary. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-lived intangible asset is not considered impaired.

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

Goodwill is tested for impairment annually, or in an interim period, if certain changes in circumstances indicate a possibility that an impairment may exist. Factors to consider that may indicate an impairment may exist are: the macroeconomic conditions, industry and market considerations such as a significant adverse change in the business climate, cost factors, overall financial performance such as current-period operating results or cash flow declines combined with a history of operating results or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve the operations to forecasted levels, and any entity-specific events.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2024 and 2023 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Accounts Receivable

We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. An allowance for estimated uncollectible accounts is established if uncollectability is considered probable. This value may include an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. When determining uncollectibility, we consider historical write-offs by customer, level of past due accounts and economic status of the customers. Write-offs are recorded at the time a customer receivable is deemed uncollectible. The Company had no Allowance for doubtful accounts as of the fiscal years ended September 30, 2024 and 2023, respectively.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consists of the following:

	September 30,	September 30,
	2024	2023
Raw materials	$9,862,591	$5,162,177
Work-in-process	1,357,504	966,888
Finished goods	1,512,286	10,648
	$12,732,381	$6,139,713

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

Property and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

The Company’s property, plant and equipment is generally depreciated over the following estimated useful lives:

●	Buildings and improvements are depreciated over estimated lives of ten to thirty-nine years.
●	Furniture and office equipment is depreciated over estimated lives of five to seven years.
●	Computer equipment is depreciated over an estimated life of five years.
●	Equipment other is depreciated over estimated lives of one to nineteen years.

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

1)Identify the contract with a customer

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. In addition, the Company enters fixed-price contracts, in which the Company agrees to perform the specified work for a pre-determined price. The contractual terms of the fixed price contracts are usually long-term, however they often contain a termination for convenience clause that results in us treating these contracts as short-term under ASC 606. To the extent our actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2024 and 2023.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2022	$162,742	$259,183
Amount transferred to receivables from contract assets	-	—
Contract asset additions	324,397	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(240,944)
Increases due to invoicing prior to satisfaction of performance obligations	—	125,120
September 30, 2023	$487,139	$143,359
Amount transferred to receivables from contract assets	(373,139)	—
Contract asset additions	1,566,060	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(122,541)
Increases due to invoicing prior to satisfaction of performance obligations	—	319,663
September 30, 2024	$1,680,060	$340,481

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

Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if a valuation allowance is required by considering available evidence. Deferred tax assets are recognized when expected future taxable income is sufficient to allow the related tax benefits to reduce taxes that would otherwise be payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and credit carryforwards, taxable income in carry-back years and tax planning strategies which are both prudent and feasible. For the fiscal year ended September 30, 2021, the valuation allowance was released against all federal and state deferred tax assets with the exception of certain state net operating losses due to positive evidence that the assets are more likely than not to be realized in future years. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Engineering Development

Total engineering development expense comprises both internally funded research and development (“R&D”), which is expensed in research and development in the consolidated statements of operations, and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to Cost of sales - Services based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and 2023, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,104	$—	$—

Fair Value Measurement on September 30, 2023
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$3,665,128	$—	$—

The fiscal years ended September 30, 2024 and 2023 money market funds balance differs from the cash and cash equivalents balance on the consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2023 and 2022. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2024 and 2023, the estimated liability for medical claims incurred but not reported was $98,300 and $62,300, respectively. The Company has recorded the excess of funded premiums over estimated claims incurred but not reported of $36,400 as a current asset in the accompanying consolidated balance sheet. During the fiscal year ended September 30, 2024, the Company has used the excess of funded premiums to reduce amounts payable for claims incurred.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

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

4.  Acquisition

On September 27, 2024, the Company entered into and closed the transaction contemplated by the September 2024 Honeywell Agreement.

Pursuant to the September 2024 Honeywell Agreement, Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The September 2024 Honeywell Agreement allows the Company to diversify its product offerings in the aerospace industry. The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The Company financed the September 2024 Honeywell Agreement with borrowings against the Company’s revolving line of credit. (See Note 20, “Loan Agreement” for more details). The purchase consideration transferred at the acquisition date was $14.2 million, which was entirely cash.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the timing of the transaction and due to the fact that, while legal control has been transferred, the Company has not received physical possession of certain of the acquired assets and thus these assets will be subject to settlement adjustments upon transfer as outlined in the September 2024 Honeywell Agreement. As a result, the purchase price amount for the transaction and the allocation of the preliminary purchase consideration are preliminary estimates, and may be subject to change within the measurement period.

The preliminary allocation of the purchase consideration as of the acquisition date is as follows:

Amounts Recognized as of
Acquisition Date
(as previously reported)
Total consideration	$14,060,000

Prepaid inventory (a)	$3,191,000
Prepaid equipment and other current assets	160,000
Intangible assets (b)	9,570,000
Goodwill (c)	1,139,000
Net assets acquired	$14,060,000

(a)	Prepaid inventory consists primarily of raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost.

(b)	Intangible assets consists of backlog, customer relationships, and license agreements related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 5, “Intangible assets” for further details.

(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the September 2024 Honeywell Agreement. Goodwill resulting from the September 2024 Honeywell Agreement has been assigned to the Company’s one reporting unit.

Transition services agreement

Concurrent with the September 2024 Honeywell Agreement, the Company entered into a transition services agreement (the “2024 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2024 TSA separate from business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the 2024 TSA was determined using the with and without method.

Acquisition and related costs

For the fiscal year ended September 30, 2024, the Company incurred acquisition costs of $244,543 which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the product lines, as if the transaction had occurred on October 1, 2022:

	Year Ended September 30,
	2024	2023
Net sales	$55,545,035	$52,287,873
Net income	$5,416,305	$7,734,498

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

On June 30, 2023, the Company entered into the June 2023 Honeywell Agreement. The June 2023 Honeywell Agreement involves a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. The June 2023 Honeywell Agreement allows the Company to diversify its product offerings in the aerospace industry. The Company determined that the June 2023 Honeywell Agreement met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting.

In connection with the June 2023 Honeywell Agreement, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the June 2023 Honeywell Agreement. Refer to Note 20, “Loan Agreement” for further details. The purchase consideration transferred at the acquisition date was $35.9 million, which was entirely cash.

In the third quarter of fiscal year 2024, the Company finalized its accounting of the June 2023 Honeywell Agreement. The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments recorded during the one-year period ended June 30, 2024:

	Amounts Recognized as of
	Acquisition Date	Measurement		Purchase Price
	(as previously reported)	Period Adjustments		Allocation
Cash consideration	$35,860,000	$—		$35,860,000
Total consideration	$35,860,000	$—		$35,860,000
				—
Prepaid inventory (a)	$10,036,160	$(3,012,626)	(d)	$7,023,534
Equipment	2,609,000	3,675,000	(d)	6,284,000
Construction in progress	1,238,000	—		1,238,000
Intangible assets (b)	20,900,000	(3,660,000)	(d)	17,240,000
Goodwill (c)	4,608,041	(533,575)	(d)(e)	4,074,466
Assets acquired	39,391,201	(3,531,201)		35,860,000
Accrued expenses	(3,531,201)	3,531,201	(e)	—
Liabilities assumed	(3,531,201)	3,531,201		—
Net assets acquired	$35,860,000	$—		$35,860,000

(a)	Prepaid inventory consists of primarily raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities, which resulted in a step-up in the value of the finished goods.

(b)	Intangible assets consist of license agreements related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at estimated fair values. The estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 5, “Intangible assets” for further details.

(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the June 2023 Honeywell Agreement. Goodwill resulting from the June 2023 Honeywell Agreement has been assigned to the Company’s one reporting unit.

(d)	In the third quarter of fiscal year 2024, the Company identified measurement period adjustments related to fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships based on facts and circumstances that existed as of the acquisition date. One of the refinements of inputs used was a change in classification of prepaid inventory to equipment of $3.7 million. The adjustments resulted in an overall increase to goodwill of $3.0 million. As a result of the measurement period adjustments to the estimated fair values of equipment and customer relationships, during the third quarter of fiscal year 2024, the Company recognized $218,623 additional depreciation expense in Cost of sales and $67,500 additional amortization expense in selling, general and administrative respectively, related to the effects that would have been recognized in previous quarters if the measurement period adjustments were recognized as of the acquisition date. For the remaining measurement period adjustments, the change to the preliminary fair value estimates did not have a material impact to the consolidated statement of operations.

(e)	During the fourth quarter of fiscal year 2023, the Company identified measurement period adjustments related to the fair value estimates for accrued expenses. While the June 2023 Honeywell Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the acquisition date, it was determined that there were no actual liabilities outstanding related to these open supplier purchase orders as of the acquisition date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the consolidated statement of operations.

Transition services agreement

Concurrent with the June 2023 Honeywell Agreement, the Company entered into a transition services agreement (the “2023 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2023 TSA separate from the business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheet as of the acquisition date for the services to be received in the future from Honeywell. The prepaid expense related to the 2023 TSA was determined using the with and without method.

Acquisition and related costs

For the fiscal year ended September 30, 2024, the Company incurred $589,000 of acquisition costs in connection with the June 2023 Honeywell Agreement. For the fiscal year ended September 30, 2023, the Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The debt issuance costs related to the Term Loan were not material.

Unaudited actual and pro forma information

For the fiscal year ended September 30, 2023, the Company recognized $5.8 million of revenues and $3.0 million of net income related to the product lines in the consolidated statements of operations.

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

Other

On July 22, 2024, the Company completed the July 2024 Honeywell Asset Acquisition of certain additional assets related to its communication and navigation product lines, including a sale of certain inventory and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its communication and navigation product lines to manufacture, upgrade and repair certain additional products for consideration of $4.2 million in cash. The Company accounted for the transaction as an asset acquisition and allocated the cost of the acquisition, including direct and incremental transaction costs, to the tangible and intangible assets based on their relative fair value as detailed under ASC 805 – Business Combinations (“ASC 805”). Definite lived assets were recorded to the relative fair value of $2,601,000 to property and equipment and $430,000 to customer relationships and backlog. Since license agreements are indefinite lived assets, they were recorded at fair value in the amount of $1,240,000 in accordance with ASC 805.

5.  Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of September 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,008,332	—	(1,459,861)	11,548,471
Backlog (b)	6,310,000	—	—	6,310,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,154,838	$(44,400)	$(2,098,146)	$27,012,292

	As of September 30, 2023
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$5,700,000	$—	$—	$5,700,000
Customer relationships (a)	10,740,000	—	(268,500)	10,471,500
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$17,136,506	$(44,400)	$(906,785)	$16,185,321

(a)	As part of the September 2024 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition, and the June 2023 Honeywell Agreement transactions, the Company acquired intangible assets related to the license agreements for the license rights to use certain Honeywell intellectual property, backlog and customer relationships. The license agreements have an indefinite life and is not subject to amortization; the customer relationships have an estimated weighted average life of ten years. The Company determined that the intangible assets were not impaired as of September 30, 2024 and September 30, 2023, respectively. As such, no impairment charges have been recorded for the fiscal years ended September 30, 2024 and 2023.

(b)	As part of the September 2024 Honeywell Agreement, the Company acquired intangible assets related to backlog with a useful life between four to six years.

(c)	The licensing, and certification rights are amortized over a defined number of units. An impairment charge of $44,400 was recorded during the fiscal year ended September 30, 2023. No impairment charges were recorded during the fiscal years ended September 30, 2024 or 2022.

For the fiscal year ended September 30, 2024, license agreement intangible assets included $3.5 million related to the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement as well as $0.1 million related to the June 2023 Honeywell Agreement post acquisition adjustments.

For the fiscal year ended September 30, 2024, Customer relationships intangible assets included $1.4 million related to the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement as well as $0.9 million related to the June 2023 Honeywell Agreement post acquisition adjustments.

For the fiscal year ended September 30, 2024, Backlog intangible assets included $6.3 million related to the September 2024 Honeywell Agreement.

Intangible asset amortization expense was $1,191,361, $270,627 and $2,126 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. As of fiscal year ended September 30, 2024, the weighted average amortization period for amortized intangibles is 5.8 years. The expected future amortization expense related to the customer relationships and backlog as of September 30, 2024 is as follows:

Year	Amortization Expense
2025	$2,930,643
2026	2,930,643
2027	2,930,643
2028	2,930,643
2029	1,353,143
Thereafter	4,782,756
Total	$17,858,471

6.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Numerator:
Net income	$6,998,380	$6,027,755	$5,523,778
Denominator:
Basic weighted average shares	17,459,823	17,411,684	17,256,750
Dilutive effect of share-based awards	20,424	7,501	1,121
Diluted weighted average shares	17,480,247	17,419,185	17,257,871

Net income per common share:
Basic	$0.40	$0.35	$0.32
Diluted	$0.40	$0.35	$0.32

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

The number of incremental shares from the assumed exercise of stock options and RSUs is calculated by using the treasury stock method. As of September 30, 2024, 2023 and 2022, there were 361,613, 224,374 and 57,584 options to purchase common stock outstanding, respectively. As of September 30, 2024, 2023 and 2022, there were 242,080, 101,968 and 32,897 shares subject to vesting of restricted stock units outstanding, respectively. The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. For fiscal years 2024 and 2023, 362,000 options and 203,000 options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For fiscal year 2022, 0 shares were excluded from the calculation of earnings per share as their effect would be anti-dilutive.

7.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2024	2023
Prepaid insurance	$54,197	$623,186
Honeywell TSA Agreement	140,000	56,000
Other	967,197	393,826
	$1,161,394	$1,073,012

8.  Assets Held for Sale

The asset classified as held for sale, net consists of the following:

September 30,
2023
Corporate airplane	2,406,468
Less: accumulated depreciation and amortization	(342,650)
$2,063,818

As of September 30, 2023, the Company classified $2.1 million of net property and equipment as “assets held for sale” on the consolidated balance sheet. During the year ended September 30, 2023, management of the Company implemented a plan to sell a Company-owned aircraft and commenced efforts to locate a buyer for the aircraft. On November 20, 2023 the Company-owned aircraft was sold for $2.3 million and the Company recorded a gain on disposal of $160,577. As of September 30 2024, the Company had no assets held for sale.

9.  Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2024	2023
Computer equipment	$2,416,795	$2,343,996
Furniture and office equipment	984,205	970,230
Buildings and improvements	6,198,690	5,926,584
Equipment other	15,161,225	9,554,197
Land	1,021,245	1,021,245
	25,782,160	19,816,252
Less accumulated depreciation and amortization	(12,409,862)	(11,923,825)
	$13,372,298	$7,892,427

Depreciation related to property and equipment was $906,581, $427,317 and $358,837 in fiscal years 2024, 2023 and 2022, respectively.

During the fiscal year ended September 30, 2024, the Company sold its King Air aircraft and recorded a gain on the sale of approximately $161 thousand. During the fiscal year ended September 30, 2022, the Company sold its Pilatus PC-12 airplane and recognized a gain on the sale of approximately $1.2 million.

Non-cash investing activities involving property, plant and equipment comprise the abandonment of fully depreciated assets with an original cost and accumulated amortization of $420,544, $94,954 and $34,656 in fiscal years 2024, 2023 and 2022, respectively.

Effective April 1, 2024, the Company changed its method of computing depreciation from accelerated methods to the straight-line method for the Company’s property and equipment, except for the manufacturing facility which was already being depreciated using the straight-line method. Based on ASC 250, “Accounting Changes and Error Corrections”, the Company determined that the change in depreciation method from an accelerated method to a straight-line method is a change in accounting estimate affected by a change in accounting principle. Per the guidance, a change in accounting estimate affected by a change in accounting principle is to be applied prospectively. The change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets and provide greater consistency with the depreciation methods used by other companies in the Company’s industry. The net book value of assets acquired with useful lives remaining will be depreciated using the straight-line method prospectively. As a result of the change to the straight-line method of depreciating the assets, accumulated depreciation and depreciation expense decreased by $113,000 for the fiscal year ended September 30, 2024.

10.  Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2024	2023
Operating lease right-of-use assets	$2,100	$15,065
Other non-current assets	471,625	176,657
	$473,725	$191,722

Other non-current assets as of fiscal years ended September 30, 2024 and 2023 include a deposit for medical claims required under the Company’s medical plan. Other non-current assets as of fiscal year ended September 30, 2023 include a security deposit for an airplane hangar.

11.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2024	2023
Warranty	$596,538	$562,645
Salary, benefits and payroll taxes	1,685,372	1,181,219
Professional fees	262,320	200,668
Operating lease	2,100	12,965
Income tax payable	1,194,185	—
Other	868,779	960,828
	$4,609,294	$2,918,325

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

Warranty cost and accrual information for fiscal years ended September 30, 2024 and 2023:

	2024	2023
Warranty accrual as of October 1,	$562,645	$607,001
Expense accrual for fiscal year	149,441	58,472
Warranty cost incurred for fiscal year	(115,548)	(102,828)
Warranty accrual as of September 30,	$596,538	$562,645

13.  Income Taxes

In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”). The IRA makes the following changes to the U.S tax code: imposes a corporate alternative minimum tax of 15% on corporations with an average annual Adjusted Financial Statement Income over a three year period in excess of $1 billion, increases the amount of R&D credit that qualified businesses can apply against payroll taxes to $500,000 and imposes an excise tax equal to one percent of the fair market value of stock of a publicly traded U.S. corporation that is repurchased by the company. These changes predominately apply to tax years beginning after December 31, 2022. This legislation will not have a material impact on the Company’s tax position.

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2024	2023	2022
Current provision (benefit):
Federal	$2,617,951	$1,541,726	$522,473
State	371,701	56,288	277,991

Total current provision (benefit)	2,989,652	1,598,014	800,464

Deferred provision (benefit)
Federal	(881,495)	28,994	998,585
State	(254,977)	(19,491)	18,782

Total deferred provision (benefit)	(1,136,472)	9,503	1,017,367

Total current and deferred provision (benefit)	$1,853,180	$1,607,517	$1,817,831

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2024	2023	2022
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.1%	0.4%	11.8%
Permanent items	0.1%	—%	0.1%
Research and development tax credits	(1.6)%	(0.8)%	(0.1)%
Valuation allowance	(0.1)%	(0.1)%	(6.4)%
Change in unrecognized tax benefits	0.4%	0.1%	(1.5)%
123R cancellations and forfeitures	0.0%	0.4%	0.3%
Other	0.0%	0.1%	(0.5)%
Effective income tax rate	20.9%	21.1%	24.7%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2024	2023
	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$1,233,261	$778,805
Research and development credit	—	—
NOL carryforwards -fed/state	971,825	980,755
Depreciation	—	—
Stock options	375,224	241,598
Amortization	1,302,165	520,445
	3,882,475	2,521,603
Less: Valuation allowance	(969,784)	(977,747)
Total deferred tax assets	2,912,691	1,543,856

Deferred tax liabilities:
Depreciation	(1,287,547)	(1,087,653)
Total deferred tax liabilities	(1,287,547)	(1,087,653)
Net deferred tax asset	$1,625,144	$456,203

At September 30, 2024 and 2023, the Company had state NOL carryforwards of approximately $19.2 million and $19.5 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company does not have federal R&D Tax Credit carryforwards in fiscal year 2024 and 2023.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. As a result of  positive evidence that the Company’s deferred tax assets are more likely than not to be realized in future years, the Company reduced its valuation allowance of deferred tax assets by $7,963, $4,069 and $467,388 for fiscal years ended September 30, 2024, 2023 and 2022, respectively reducing the Company’s provision for income taxes in each fiscal year. The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2024	2023
Balance at beginning of year	$460,000	$452,000
Unrecognized tax benefits related to prior years	8,000	—
Unrecognized tax benefits related to current year	28,000	8,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(12,000)	—
Balance at end of year	$484,000	$460,000

It is anticipated that the balance of unrecognized tax benefits at September 30, 2024 will change significantly over the next twelve months as the majority of the positions will have statue lapses in September 30, 2025 and 2026. The balance of unrecognized tax benefits are recorded within the valuation allowance in the table above at fiscal years ended September 30, 2024 and 2023.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2024, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2024, 2023 and 2022, the Company did not recognize any expense for interest (net of federal impact) within income tax expense.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax returns for the fiscal years ended September 30, 2021 and thereafter are open years subject to examination by the Internal Revenue Service.The Company files income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. There are no state income tax examinations in process at this time.

14.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of approximately $344,000, $242,000 and $126,000 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

15.  Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718 by using the fair value method for expensing stock options and stock awards.

Total share-based compensation expense was approximately $1,003,292, $1,336,000, and $345,000 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Compensation expense related to share-based awards is recorded as a component of Cost of sales and selling, general and administrative expenses.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2024, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2022	57,584	$7.10	$88,104
Granted	224,374	8.19	—
Exercised	(57,584)	7.10	28,792
Cancelled	—	—	—
Outstanding at September 30, 2023	224,374	$8.19	$—
Granted	161,613	7.70	—
Exercised	—	—	—
Cancelled	(24,374)	8.21	—

Outstanding at September 30, 2024	361,613	$7.97	$—
Options exercisable at September 30, 2024	225,000	$8.18	$—

The following table summarizes information about stock options under the 2019 Plan at September 30, 2024:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-	As of	Weighted-
Range of Exercise	September 30,	Remaining	Average	September 30,	Average
Prices	2024	Contractual Life	Exercise Price	2024	Exercise Price
$7.06 - $8.19	361,613	8.8	$7.97	225,000	$8.18

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

Below are the fair value assumptions used to record stock option compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2024	2023	2022
Expected dividend rate	—	—	—
Expected volatility	52.5%	55.1%	—%
Weighted average risk-free interest rate	4.3%	3.7%	—%
Expected lives (years)	6.0	5.3	—

The Company granted 161,613, 224,374 and 0 options in fiscal years ended 2024, 2023 and 2022, respectively.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was approximately $301,000, $756,000 and $167,000 for fiscal years ended September 30, 2024, 2023 and 2022, respectively.

At September 30, 2024, unrecognized compensation expense of $ 495,797, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

Restricted Stock Units

During fiscal year 2024, the Company’s Board of Directors (the “Board”) approved grants of RSUs to the non-employee directors on the Board as compensation for their services from the beginning of calendar year 2024 to vest on the date of the Company’s 2024 Annual Meeting of Shareholders. After the 2024 Annual Meeting of Shareholders, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services. Under the terms of the awards, the RSUs will vest on the first anniversary of the grant date. At the time of vesting, the RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that, if a director resigns from the Board prior to the vesting date, such director shall only receive a pro rata portion of such award for time served.

During fiscal year 2024, the Board approved grants of RSUs to both the Chief Executive Officer, Chief Financial Officer and the former Chief Financial Officer. Certain RSUs to the Chief Executive Officer vested immediately, and the remainder will vest quarterly over a three-year period. The approved grants of the RSUs to the Chief Financial Officer will vest over a four-year period. The approved grants of the RSUs to the former Chief Financial Officer would have vested over a four-year period. On November 8, 2023, Michael Linacre, Chief Financial Officer of Innovative Solutions and Support, Inc., notified the Company of his resignation from all of his positions with the Company, effective immediately, which resulted in the forfeiture of 11,503 RSUs.

As of September 30, 2024, there were 242,080 restricted stock units outstanding under the 2019 Plan. As of September 30, 2023, and September 30, 2022 there were 101,968 and 32,897 respectively, unvested restricted stock units outstanding under the 2019 Plan.

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2022	32,897	$6.51
Granted	133,554	8.00
Issued	(64,483)	7.51
Cancelled	—	—
Balance at September 30, 2023	101,968	$7.84
Granted	207,226	7.34
Issued	(55,611)	7.63
Cancelled	(11,503)	7.33
Balance at September 30, 2024	242,080	$7.49

Total share-based compensation expense associated with the annual grant of restricted stock awards under the 2019 Plan was approximately $702,000, $694,000 and $173,000 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

At September 30, 2024, unrecognized compensation expense of $1,384,896, net of forfeitures, related to non-vested stock awards under the 2019 Plan, will be recognized.

16.  Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $9.8 million, $2.4 million and $2.6 million as of September 30, 2024, 2023 and 2022, respectively.

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

17.  Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse became a new related party for fiscal year 2023 due to their president acquiring more than 10% in shares on the company. Prior balances are disclosed below for comparability.

Sales to Eclipse amounted to $0.2 million, $0.3 million and $0.6 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

A company in which Parizad Olver (Parchi), a former member of the Board of Directors, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

18.  Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services, air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems to OEMs, the DoD, the Department of Interior, other government agencies, commercial air transport carriers and corporate/general aviation markets.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years 2024, 2023 and 2022, net sales outside the United States amounted to $22.8 million, $15.5 million and $11.1 million, respectively.

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

20. Loan Agreement

On June 28, 2023, the Company and one of its subsidiaries entered into an Amendment to Loan Documents (the “Loan Amendment”) with PNC Bank, National Association (the “PNC”), which amends certain terms of that certain Loan Agreement entered into by the parties on May 11, 2023 (the “Loan Agreement” and, as amended, the “Amended Loan Agreement”) and (ii) a corresponding Term Note in favor of PNC (the “Term Note”), which together provide for a senior secured term loan in an aggregate principal amount of $20.0 million, with a maturity date of June 28, 2028. Availability of funds under the Term Loan was conditioned upon the closing of the transactions contemplated by the Amended Loan Agreement and was used to fund a portion of the 2023 Transaction. Under the agreement, the Company has the right to prepay any amounts outstanding at any time and from time to time, whole or in part; subject to payment of any break funding indemnification amounts.

The interest rate applicable to loans outstanding under the Term Loan is a floating interest rate equal to the sum of (A) the Term SOFR Rate (as defined in the Term Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio. Commencing on June 30, 2023, the Term Loan consists of sixty equal monthly principal installments, over a period of ten years, with the balance payable on the maturity date of the Term Loan.

In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Revolving Line of Credit Note in favor of PNC, executed May 11, 2023, provided for a senior secured revolving line of credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028 (the “Revolving Line of Credit”).

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

On September 30, 2024, the Company and one of its subsidiaries, Innovative Solutions and Support, LLC (“ISSL,” entered into an Amendment to Loan Documents (the “Loan 2024 Amendment”) with PNC, which amends certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the Loan 2024 Amendment, the Company entered into (i) an Amended and

Restated Revolving Line of Credit in favor of PNC (the “A&R Revolving Line of Credit”), and (ii) an Amended and Restated Line of Credit and Investment Sweep Rider with PNC (the “A&R Rider”).

The A&R Revolving Line of Credit Note provides for a senior secured revolving line of credit in an aggregate principal amount of $35,000,000, with an expiration date of December 19, 2028. The interest rate applicable to loans outstanding under the A&R Revolving Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the A&R Revolving Line of Credit Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio as defined in the A&R Revolving Line of Credit Note. The A&R Rider provides for how PNC will make advances to the Company under the AR Revolving Line of Credit.

The Company was in compliance with all applicable covenants throughout and at September 30, 2024. As of fiscal year ended September 30, 2024, The outstanding balance drawn on the A&R Revolving Line of Credit was $28,027,002 with an effective interest rate of 6.4 percent. As of September 30, 2024, the Company had availability of $6,972,998 under the A&R Revolving Line of Credit.

21. Subsequent Events

None

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a 15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.
(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2024, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

We also have a disclosure and insider trading policy which governs the purchase, sale and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our disclosure and insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

(b)	The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between IS&S and Honeywell International Inc. (1)
2.2	Amendment No. 1, dated October 12, 2023, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.3	Amendment No. 2, dated March 23, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.4	Amendment No. 3, dated July 22, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.5	Asset Purchase and License Agreement, dated September 27, 2024, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (3)
3.1	Articles of Incorporation of IS&S. (4)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (5)
3.3	Amended and Restated Bylaws of IS&S (6)
4.1	Description of Capital Stock
4.2	Rights Agreement, dated September 12, 2022, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (7)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (8)
4.4	Amendment to Rights Agreement, dated September 9, 2024, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (9)
10.1	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (10)
10.2	First Amendment to Employment Agreement between IS&S and Shahram Askarpour dated September 6, 2024 (11)
10.3	IS&S Amended and Restated 2019 Stock-Based Incentive Compensation Plan (2)
10.4	Offer Letter with Jeffrey DiGiovanni, dated March 18, 2024 (12)
10.5	Restricted Stock Unit Award Agreement, dated June 19, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (2)
10.6	Change in Control Agreement, June 20, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (2)
10.7	Performance Stock Unit Award Agreement dated November 20, 2024. (13)
10.8	Form of Non-Qualified Stock Option Agreement (14)
10.9	Form of Restricted Stock Unit Award Agreement (14)
10.10	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (1)
10.11	Term Note, executed June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.12	Revolving Line of Credit Note, executed May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.13	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (17)
10.14	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (17)

10.15

Amended and Restated Line of Credit and Investment Sweep Rider, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (17)

10.16	Amendment to Loan Documents, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (3)
10.17

Amended and Restated Revolving Line of Credit Note, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (3)

10.18

Amended and Restated Line of Credit and Investment Sweep Rider, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (3)

10.19	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (18)
19.1	Insider Trading Policy
21	Subsidiaries of IS&S.
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 03, 2024.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2024.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2024.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024.
(14)	Incorporated by reference from the Registrant’s Quarterly Rerport on Form 10-Q filed with the SEC on May 14, 2024.
(15)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on January 28, 2019.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2023.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: December 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahram Askarpour	Director & Chief Executive Officer	December 30, 2024
Shahram Askarpour	(Principal Executive Officer)

/s/ Jeffrey DiGiovanni	Chief Financial Officer	December 30, 2024
Jeffrey DiGiovanni	(Principal Financial and Accounting Officer)

/s/ Glen R. Bressner	Director & Chairman of the Board	December 30, 2024
Glen R. Bressner

/s/ Stephen L. Belland	Director	December 30, 2024
Stephen L. Belland

/s/ Roger A. Carolin	Director	December 30, 2024
Roger A. Carolin

/s/ Garry Dean	Director	December 30, 2024
Garry Dean