Form 10-K/A
period 2024-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2025-01-23
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of January 12, 2025, there were 17,539,064 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

See “Expanatory Note” below;

Auditor Name GRANT THORNTON LLP Auditor Firm ID 248 Auditor Location Philadelphia, Pennsylvania

EXPLANATORY NOTE

Innovative Solutions and Support, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 30, 2024, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement (such definitive proxy statement, when filed, the “Proxy Statement”) if such Proxy Statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file the Proxy Statement within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed hereto as Exhibit 31.3 and Exhibit 31.4, respectively, under Item 15 of Part IV.

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2024 Annual Report on Form 10-KA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KA contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this Annual Report on Form 10-KA, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely,”“ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this Annual Report on Form 10-KA may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this Annual Report on Form 10-KA and are not a waiver of rights that may be associated with the relevant trademarks.

The forward-looking statements in this Annual Report on Form 10-KA are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-KA and the following factors:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KA. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock.

The forward-looking statements in this Annual Report on Form 10-KA are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act, and 21E of the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

As of the date of this Amendment No. 1, our directors are as follows:

		Director	Current
Name	Age	Since	Term Expires	Positions with the Company
Shahram Askarpour	67	2022	2025	Director, President & Chief Executive Officer
Glen R. Bressner	64	1999	2025	Director, Chairman of the Board
Roger A. Carolin	69	2016	2025	Director
Stephen L. Belland	67	2022	2025	Director
Garry Dean	68	2024	2025	Director

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

Glen R. Bressner. Mr. Bressner is the co-founder and Managing Partner of Activate Venture Partners, an early-stage focused venture capital firm that has evolved from a series of affiliated venture funds that he is a co-founder of, beginning in 1985. Mr. Bressner has been a board director of several companies, including IQE plc (LSE: IQEP), where he was a member of its Audit Committee, and Tabula Rasa Healthcare (NASDAQ: TRHC), where he chaired its Nomination Committee. He is also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of precision material handling solutions. From 1996 to 1997, Mr. Bressner served as the chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College. Mr. Bressner’s background and expertise satisfies Nasdaq’s definition of financial sophistication and he is deemed qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Roger A. Carolin. Mr. Carolin is currently a Venture Partner at SCP Partners, a position he has held since 2004. Mr. Carolin works to identify attractive investment opportunities and assists portfolio companies in the areas of strategy development, operating management, and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and served as its Chief Executive Officer for 10 years, until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin is also a director of Amkor Technology, Inc. (NASDAQ: AMKR), a supplier of outsourced semiconductor assembly and test services. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from the Harvard Business School. Mr. Carolin’s background and expertise satisfies Nasdaq’s definition of financial sophistication and he is deemed qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Garry Dean. From 2015 to 2020, Major General Dean served Delta Airlines as international captain piloting Boeing 757/767 aircraft. From 2021 to 2024, he served Arlington County Virgina in the role as a Commissioner and Vice-Chair of the Community Oversight Board of the Police. In 2023, Genral Dean was appointed by Governor Glenn Youngkin to serve on the Virginia Joint Leadership Council of Veteran’s Service Organizations to work close with the Virginia legislature to propose legislation to assist military veterans and their families who reside in Virginia. Since 2016, General Dean also served as a mentor and advisor to the Chief National Guard Bureau and the Director of the Air National Guard on critical issues they face.

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

Maj. General Dean has experience in business development and with respect to governmental relations for companies that providedefense services or products that contract with the U.S. government. His extensive background and expertise in military aviation aidsthe Company’s presence in the retrofit market. He applies his expertise to IS&S in his service on the Nominating and Governance Committee.

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

Name	Age	Position with the Company
Shahram Askarpour	67	Director, President and Chief Executive Officer
Jeffrey DiGiovanni	48	Chief Financial Officer

Mr. DiGovanni previously served as Senior Vice President and Chief Financial Officer of StoneMor Inc. (formerly NYSE: STON), a provider of funeral and cemetery products and services in the death care industry, from September 2019 to May 2023, and prior to that, served as StoneMor Inc.’s Chief Accounting Officer from September 2018 to September 2019. From January 2012 until September 2018, Mr. DiGiovanni was Managing Director at Pine Hill Group, a leading accounting and transaction advisory firm, where he worked with clients to deliver services, including readiness for initial public offerings, financial reporting, including reporting to the Securities and Exchange Commission, and technical accounting assistance on complex transactions. Mr. DiGiovanni is a Certified Public Accountant, and holds a B.S. in Accounting and an M.S. in Financial Services from Saint Joseph’s University.

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

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended September 30, 2024. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during fiscal year ended September 30, 2024, except that Glen Bressner filed one late Form 4 with respect to one transaction.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program and a description of the material factors underlying the decisions that resulted in the compensation provided to the Company’s Director, President and Chief Executive Officer, Chief Financial Officers and Interim Chief Financial Officer for the fiscal year ended September 30, 2024 (referred to herein as our “named executive officers”). The names of the Company’s 2024 named executive officers, together with their titles during the 2024 fiscal year, are:

·	Shahram Askarpour—Director, President and Chief Executive Officer
·	Jeffrey DiGiovanni—Chief Financial Officer (1)
·	Relland Winand—Interim Chief Financial Officer (2)
·	Michael Linacre—Former Chief Financial Officer (3)
1)	Jeffrey DiGiovanni began his tenure as Chief Financial Officer effective April 8, 2024.
2)	Relland Winand served in the capacity of fiscal year 2024 Interim Chief Financial Officer and Consultant until April 12, 2024.
3)	On November 8, 2023, Michael Linacre, Chief Financial Officer notified the Company of his resignation from all of his positions with the Company, effective immediately.

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

What the Company’s Executive Compensation Program is Designed to Reward

Overall, the Company’s executive compensation program is designed to reward the contributions of each individual executive officer, to ensure that each executive officer’s interest is aligned with those of the Company’s shareholders, and to provide sufficient incentives to executive officers to ensure their dedication to the Company. As discussed further below, the Company seeks to achieve these goals by providing sufficient base salaries to compensate executives for the day-to-day performance of their duties and awarding cash bonuses when the executive attains the annual personal or corporate goals and objectives established by the Company. Also, from time to time, the Company grants equity-based awards when it believes that such equity awards will further align the interests of executive officers with those of the Company’s shareholders and provide an additional incentive to executive officers to contribute to the achievement of the Company’s financial and strategic objectives. Granting equity compensation to the Company’s executive officers are made at the discretion of the Compensation Committee and are not timed or coordinated with the release of material, non-public information nor is the granting of such awards timed in a manner that would enhance the value of such awards.

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

In fiscal years 2023 and 2024, the Compensation Committee engaged FW Cook to advise the Compensation Committee with respect to best practices, competitive market data based on comparison companies and trends in the area of executive compensation, as well as ongoing regulatory considerations. The Compensation Committee has determined that FW Cook, which does not perform any work for the Company other than its services for the Compensation Committee, is independent and that its services do not raise any conflict of interest with the Company or any of the Company’s executive officers or directors.

Consideration of Shareholder Advisory Vote on Executive Compensation

Based upon the vote of the Company’s shareholders at the fiscal 2024 annual meeting of shareholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in fiscal 2023, over 98% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this voting result affirms shareholders’ strong support of the Company’s approach to executive compensation The Compensation Committee will consider the outcome of the fiscal 2023 say-on-pay vote when making future compensation decisions for the named executive officers. The next time the Company is scheduled to hold a say-on-pay vote is at the Company’s annual meeting of shareholders to be held in fiscal 2026.

Elements of Compensation

The Company’s executive compensation program consists of the following elements of compensation, each described in greater depth below:

·	Base Salary
·	Annual Bonus
·	Equity-Based Compensation; and
·	General Benefits.

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

The named executive officers’ fiscal 2024 target annual bonus opportunities were as follows:

Named Executive Officer	Annual Bonus Opportunity as a % of Base Salary
Shahram Askarpour	100%
Jeffrey DiGiovanni	50%
Relland Winand	discretionary
Michael Linacre	30%

66% of the potential annual incentive opportunity was based on the achievement of financial performance targets and the remaining portion of the annual incentive was based on a qualitative assessment of performance. In fiscal 2024, the Company chose Revenue and Operating Income as its financial performance metrics. In the case of Dr. Askarpour, the qualitative assessment took into account organic growth, progress on mergers and acquisitions, progress on autonomous flight initiatives, increased strategic partnerships and investor relations activities. In the case of Mr. DiGiovanni, the qualitative assessment considered investor relations activities, quality of financial accounting, mergers and acquisitions support, and progress toward additional financing.

Performance Measures	Target 100%	Maximum 150%	Weight %
Revenue ($)	$ 44,138,000	66,207,000	33%
Operating Income ($)	$ 10,470,428	$ 15,705,642	33%
Qualitative	—	—	33%

In fiscal 2024, the Company achieved $ 47,198,020 in revenue and $ 11,446,807 in adjusted operating income, and the Compensation Committee determined that each of Dr. Askarpour and Mr. DiGiovanni achieved their qualitative goals at 100%.

As a result, the Compensation Committee approved annual incentive bonuses of $500,000 and $225,000 for Dr. Askarpour and Mr. DiGiovanni, respectively. Interim Chief Financial Officer, Relland Winand received a discretionary bonus of $125,000. Former Chief Financial Officer, Micheal Linacre’s October 8, 2023 resignation resulted in the forfeiture of his fiscal year 2024 bonus.

The fiscal 2024 annual cash incentives were paid to Dr. Askarpour on December 20, 2024 and to Mr. DiGiovanni on December 17, 2024, respectively. Relland Winand’s discretionary fiscal 2024 bonus was paid on April 5, 2024. The payments are listed as fiscal 2024 compensation in the Summary Compensation Table in the column labeled “Non-Equity Incentive Plan Compensation.”

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

In fiscal 2024, we granted 97,014 option shares and 40,024 RSUs to the Company’s CEO, Dr. Askarpour and 64,599 option shares and 67,156 RSUs to the Company’s CFO, Mr. DiGiovanni. 26% of Dr. Askarpour’s fiscal 2024 granted option shares vested immediately upon the date of grant, and the remaining shares vest 25% on an annual basis such that the entire award will be fully vested four years from the date of grant. Dr. Askarpour’s fiscal 2024 granted RSUs vest 25% on an annual basis such that the entire award will be fully vested on the fourth anniversary of the date of grant. Mr. DiGiovanni’s fiscal 2024 option shares granted and RSUs granted vest 25% on the first anniversary of the award date and in equal quarterly installments thereafter, such that 100% of the awards are vested on the fourth anniversary of the date of grant.

To reward Mr. DiGiovanni for his performance during his first year of employment and incentivize him to continue his performance, the Compensation Committee approved an additional award of 31,746 restricted stock units for Mr. DiGiovanni on June 13, 2024, which is included in the aggregate 67,156 RSU’s granted in fiscal 2024 for Mr. DiGiovanni.. The restricted stock units are scheduled to vest 25% on the first anniversary of the award date and in equal quarterly installments thereafter, such that 100% of the RSUs awards are vested on the fourth anniversary date of the RSU’s date of grant.

Neither Relland Winand, the Company’s Interim CFO nor Michael Linacre, the Company’s former CFO received any grants of RSU’s or Stock Options during fiscal 2024. On November 8, 2023, Michael Linacre, the former Chief Financial Officer, notified the Company of his resignation from all of his positions with the Company, effective immediately, which resulted in the forfeiture of 11,503 previously granted non-vested RSUs.

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

On September 6, 2024, the Company entered into an amendment (the “Amendment”) to amend its employment agreement dated April 14, 2022 (the “Employment Agreement”) with Shahram Askarpour, the Company’s Chief Executive Officer.

The Amendment amends and restates the severance provisions of the Employment Agreement. As amended, if Mr. Askarpour is terminated by the Company without Cause (as defined in the Employment Agreement) or resigns for Good Reason (as defined in the Amendment), Mr. Askarpour will be entitled to (i) payment of his base salary and (ii) payment of COBRA premiums for Mr. Askarpour and his dependents, in each case for 12 months following the date of Mr. Askarpour’s termination or resignation. The Amendment further provides that, in the event that Mr. Askarpour’s employment is terminated by the Company without Cause or for Good Reason during a period beginning six months prior to, and ending two years following, a Change of Control (as defined in the Employment Agreement), Mr. Askarpour shall receive, in lieu of the severance benefits set forth above, the following benefits from the Company: (i)

an amount in cash equal to twice the sum of (a) Mr. Askarpour’s base salary and (b) the maximum annual cash bonus and/or other incentive compensation opportunity available to Mr. Askarpour; (ii) immediate vesting of all unvested equity awards held by Mr. Askarpour; (iii) extension of the exercise period with respect to any options held by Mr. Askarpour for a period lasting until the earlier of two years following Mr. Askarpour’s termination and the expiration date of the option; and (iv) payment of the employer portion of health and disability insurance coverage substantially comparable to the coverage Mr. Askarpour received from the Company immediately prior to Mr. Askarpour’s termination, for a period of 18 months following Mr. Askarpour’s termination.

The Amendment provides that delivery by the Company of a Nonrenewal Notice (as defined in the Employment Agreement) to Mr. Askarpour will be treated as a termination without Cause on the last day of the applicable term.

The Amendment sets forth the definition of “Good Reason,” which includes, absent Mr. Askarpour’s prior written consent and subject to certain exceptions relating to a Change of Control of the Company, (i) any material reduction in Mr. Askarpour’s title, duties, responsibilities or authority, (ii) any material reduction of Mr. Askarpour’s aggregate compensation, (iii) relocation of Mr. Askarpour’s primary work location that results in an increase in Mr. Askarpour’s one-way commute by more than 25 miles, (iv) in the event of a Change of Control, failure or refusal of a successor to the Company to either materially assume the Company’s obligations under the Employment Agreement or enter into a new employment agreement with Mr. Askarpour on terms that are materially similar to those provided under the Employment Agreement, or (v) a material breach of the Employment Agreement by the Company. Under the Amendment, Good Reason shall not be deemed to exist unless (i) the Company receives notice of the alleged basis for Good Reason and fails to cure the deficiency within 30 days after receiving such notice and (ii) Mr. Askarpour terminates his employment within 30 days after the expiration of such 30-day cure period.

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

The Company entered into an offer letter agreement with Mr. DiGiovanni on March 18, 2024 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provided for a base salary of $325,000 per year pro-rated from Mr. DiGovanni’s start date, an annual target bonus amount equal to 50% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and a grant of stock options. If Mr. DiGiovanni’s employment had been terminated by the Company without “cause,” then, subject to Mr. DiGiovanni’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. DiGiovanni his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. DiGiovanni’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. DiGiovanni’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

The Company entered into an offer letter agreement with former Chief Financial Office, Michael. Linacre on June 1, 2022 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provideded for a base salary of $230,000 per year, an annual target bonus amount equal to 30% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and certain relocation benefits. If Mr. Linacre’s employment was terminated without “cause,” then, subject to Mr. Linacre’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. Linacre’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. Linacre’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

On November 8, 2023, Mr. Linacre resigned from all of his positions with the Company. In connection with his resignation, Mr. Linacre received continued salary compensation in an amount of a $62,500.

In connection to Mr. Linacres resignation, on November 8, 2023, Relland M. Winand was appointed as the interim Chief Financial Officer of the Company. Mr. Winand, had previously served the Company as Chief Financial Officer from December 2014 until his retirement in July 2022, after serving as the Company’s Controller from September 2014 to December 2014.

On November 9, 2023, the Company entered into an offer letter (the “Offer Letter”) with Mr. Winand with respect to his employment as the Company’s Interim Chief Financial Officer. Pursuant to the Offer Letter, Mr. Winand received an annual base salary of $250,000 and was eligible to participate in the Company’s benefit plans and programs generally available to employees of the Company, including retirement and health and welfare plans. Subsequent to Mr. Winands employment termination as Interim Chief Financial Officer, Mr. Winand received continued salary compensation in an amount of $165,000, which includes a one-time discretionary bonus of $125,000.

Change in Control Benefits

The Compensation Committee has the authority to accelerate the vesting of Company equity awards granted to named executive officers under the Company’s 2019 Stock-Based Incentive Compensation Plan (the “2019 Plan”) upon a change in control of the Company (except for certain transactions that are expressly carved out under the 2019 Plan). The Company believes that such accelerated vesting is essential to maintaining the commitment and dedication of its key employees throughout a potential change in control of the Company. Unless otherwise determined by the Compensation Committee or provided in an award agreement, “change in control” is generally defined for these purposes as:

·the acquisition in one or more transactions during any 12-month period by any “person” (as such term is used for purposes of section 13(d) or section 14(d) of the Exchange Act) but excluding, for this purpose, the Company or its subsidiaries or any employee benefit plan of the Company or its subsidiaries, of “beneficial ownership” (within the meaning of Rule 13d-3 under the Exchange Act) of forty percent (40%) or more of the combined voting power of the Company’s then outstanding voting securities;

·a change in the composition of the Board during any 12-month period such that the individuals who at the beginning of such period constituted the Board cease to constitute a majority of the Board;

·the consummation of a merger or consolidation involving the Company, if the shareholders of the Company, immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, more than fifty percent (50%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation; or

·a complete liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the assets of the Company.

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

·

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

·	a change in the composition of the Board during any 2-year period such that the individuals who at the beginning of such period constituted the Board cease to constitute a majority of the Board;

·

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

·	a complete liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the assets of the Company.

On June 20, 2024, the Company entered into a Change in Control Agreement with Mr. DiGiovanni (the “Change in Control Agreement”). Pursuant to the Change in Control Agreement, in the event Mr. DiGiovanni is terminated (i) by the Company without Cause, or (ii) by Mr. DiGiovanni for Good Reason during the period beginning six (6) months prior to and ending two (2) years following a Change in Control of the Company (the terms “Cause,” “Change in Control” and “Good Reason” are defined in the Change in Control Agreements), Mr. DiGiovanni will be entitled to receive an amount equal to two (2) times the sum of (A) his base salary in effect immediately prior to the Change in Control, and (B) the maximum annual cash bonus and/or other incentive compensation opportunity available to Mr. DiGiovanni (as determined by the Board in its sole discretion). The Change in Control benefit will be paid in one lump sum on the 60th day following termination of employment, provided that the executive has executed and delivered a release of claims and the statutory period during which he or she may revoke that release has expired on or before that 60th day. Upon such termination, (x) all unvested equity awards held by Mr. DiGiovanni will immediately become vested and exercisable, (y) any options held by Mr. DiGiovanni at the time of such termination will continue to be exercisable until the earlier of two (2) years following the date of such termination and the option’s original expiration date, and (z) the Company will provide Mr. DiGiovanni with health (medical, dental and vision) and disability coverage substantially comparable to the coverage Mr. DiGiovanni was receiving from the Company immediately prior to the Change in Control for a period of eighteen (18) months following such termination.

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

Compliance with the minimum share ownership requirement is determined annually as of December 31 each year and commenced December 31, 2024. Individuals who have not yet attained the minimum share ownership requirement must retain 50% of his or her shares acquired upon the (i) vesting of restricted stock or restricted stock units, (ii) if applicable, the exercise of options, reduced by shares retained or tendered to cover taxes or the exercise price of options.

Qualifying shares that count toward the ownership requirement include:

·Shares owned outright (including shares held through an IRA, 401(k) account, spouse or dependent children, or shares held in trust for the benefit of the owner, his or her spouse, or his or her dependent children);

·Shares underlying equity awards that are deferred shares;

·Shares underlying vested options

Tax and Accounting Considerations

The Company considers tax and accounting implications in determining all elements of its executive compensation program. Section 162(m) of the Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid in a taxable year to the Chief Executive Officer, the Chief Financial Officer or any of the three highest compensated officers (other than the Chief Executive Officer and Chief Financial Officer). The Compensation Committee considers the impact of this deductibility limitation on the compensation that it intends to award, and may pay compensation that is not deductible if it determines that doing so is in the best interest of the Company and consistent with the Company’s executive compensation program

The Compensation Committee considers the impact of various forms of compensation on the Company’s financial results. In particular, the Compensation Committee considers the potential impact on current and future financial results of all equity compensation that it approves.

SUMMARY COMPENSATION TABLE

This Summary Compensation Table provides information on the total compensation earned by each named executive officer for fiscal years ended September 30, 2024, 2023 and 2022.

		Salary	Bonus	Non-Equity Incentive Plan Compensation	OptionAwards	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	$(4),(5),(6)	$	$	$(2)	$(2)	$(1)	$(1)
Shahram Askarpour	2024	500,000	-	500,000	1,280,624	683,307	8,258	2,972,189
Chief Executive Officer	2023	400,000	-	355,816	852,000	819,000	12,592	2,439,408
	2022	369,616	300,000	-	-	-	6,585	676,201

Jeffrey DiGiovanni	2024	156,250	-	225,000	249,998	449,994	2,185	1,083,427
Chief Financial Officer

Relland Winand
Interim Chief Financial Officer	2024	147,692	125,000	-	-	-	4,308	277,000

Michael Linacre	2024	116,594	-	-	-	-	1,006	117,600
Former Chief Financial Officer	2023	233,770	-	118,605	111,264	49,994	162,491	676,124
	2022	53,077	25,000	-	-	49,997(3)	-	128,074

1.The amounts set forth in this column represent (i) for Dr. Askarpour’s and Mr. DiGiovanni’s, contributions to the their Savings Plan accounts for the applicable fiscal year, and (ii) for Mr. Linacre’s, $154,761 in relocation benefits and $7,730 in contributions to his Savings Plan account for the applicable fiscal year.

2.These amounts represent the aggregate grant date fair value determined in accordance with the valuation guidelines of ASC Topic 718 “Stock Compensation” with respect to the options granted to the named executive officers in the applicable year. See also Note 3, under the heading “Share-Based Compensation,” in the Company’s audited financial statements as filed in the Annual Report. The values do not correspond to the actual value that will be recognized by the named executive officers at the time such awards vest.

3.This award was inadvertently excluded from the Company’s 2022 proxy statement; however, the details of the award have been previously disclosed on Form 4.

4.Mr. DiGiovanni’s fiscal 2024 annual base salary was $325,000, however his fiscal 2024 pro-rata salary paid from date of hire for fiscal 2024 was $156,250.

5.Mr. Winand’s fiscal 2024 annual base salary was $250,00, however his fiscal 2024 pro-rata salary paid from date of hire for fiscal 2024 was $147,692 and included retainer compensation of $40,000.

6.Mr. Linacre’s fiscal 2024 annual base salary reflects pro-rata compensation as Mr. Linacre’s employment with the Company terminated effective as of November 8, 2023 and included retainer compensation of $62,500.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about non-equity and equity awards granted to the named executive officers in the fiscal year ended September 30, 2024.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All other stock awards:	All other option awards:		Grant date fair value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of shares of stock or units (#)	Number of securities underlying options (#)	Exercise price of option awards ($/Sh)	stock and option awards ($) (1)
Shahram Askarpour		-	500,000	750,000
Shahram Askarpour	2/22/2024				40,024			325,000
Shahram Askarpour	2/22/2024					97,000	8.12	429,000
Jeffrey DiGiovanni			162,500	243,750
Jeffrey DiGiovanni	4/08/2024				35,410			250,000
Jeffrey DiGiovvani	4/08/2024					64,599	7.06	250,000
Jeffrey DiGiovanni	6/13/2024				31,746			200,000

1.The amounts included in this column are the dollar amounts representing the grant date fair value of each restricted stock unit or option share, as applicable, calculated in accordance with FASB ASC Topic 817, and do not represent the actual value that may be recognized by the named executive officers upon vesting of restricted stock units or options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides outstanding equity awards for the named executive officers as of the end of fiscal year 2024:

Option Awards								Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	(1)	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Shahram Askarpour	200,000	(1)	-		8.19	1/11/2033	37,500	(4)	244,500
Shahram Askarpour	25,000	(2)	-		8.12	2/22/2034	40,024	(5)	260,956
Shahram Askarpour			72,014	(3)	8.12	2/22/2034
			-
Jeffrey DiGiovanni			64,599	(6)	7.06	4/08/2034	35,410	(7)	230,873
Jeffrey DiGiovanni							29,100	(8)	189,732

1.The award becomes vested according to the following schedule: 50% at the date of grant, and the remaining 50% on a quarterly basis, becoming fully vested on the first anniversary of the date of grant.

2.The award became immediately vested at date of grant.

3.The award becomes ratably vested 25% per year for 4 years.

4.The award vests 25% at date of grant and 25% percent ratably for 3 years.

5.The award vests 25% percent ratably for 4 years.

6.The award becomes vested according to the following schedule: 25% on the first anniversary of grant date and 25% per quarter for the next 3 successive anniversary dates from date of grant.

7.The award becomes vested according to the following schedule: 25% on the first anniversary of grant date and 25% per quarter for the next 3 successive anniversary dates from date of grant.

8.The award becomes vested according to the following schedule: 8.33 % at 9/30/24, and 8.33% at the end of each calendar quarter end thereafter.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the value of stock options that were exercised and stock awards that vested during the fiscal year ended September 30, 2024 for each of our named executive officers:

	- Option Awards		Stock Awards
		Value	Number of	Value
	Number of	Realized on	Shares	Realized on
	Shares Acquired	Exercise	Acquired on	Vesting
Name	on Exercise	$	Vesting	($)
Shahram Askarpour	-	-	25,000	176,438
Jeffrey DiGiovanni	-	-	2,646	17,252
Michael Linacre	-	-	493	3,614

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Dr. Askarpour’s amended and restated employment agreement provides that if his employment is terminated by the Company without “cause” or by Dr. Askarpour for “good reason,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. If Dr. Askarpour’s employment were terminated by the Company without “cause” or for “good reason” on September 30, 2024, the total amounts payable to Dr. Askarpour would have been $526,243. For purposes of Dr. Askarpour’s employment agreement, “cause” generally means (a)the commission by or conviction of Dr. Askarpour, or plea of guilty or nolo contendere to, a felony or any crime involving dishonesty, disloyalty, or moral turpitude; (b) Dr. Askarpour’s willful misconduct or willful failure substantially to perform the duties of his position or his willful refusal to comply with the lawful directives of the Board; (c) a breach by Dr. Askarpour of his employment agreement or any written policies of the Company applicable to Dr. Askarpour; (d) any act or omission by Dr. Askarpour constituting dishonesty, fraud or embezzlement, or an intentional violation of Dr. Askarpour’s duty of loyalty to the Company under law; (e) Dr. Askarpour’s gross negligence in the performance of his duties; or (f) Dr. Askarpour’s poor job performance or other improper conduct not otherwise described above, except that cause shall not exist based solely on clauses (e) or (f), unless the Company has given Dr. Askarpour written notice of its intent to terminate his employment for cause, and allowed Dr. Askarpour thirty (30) days to cure such alleged poor job performance or other improper conduct. For purposes of Dr. Askarpour’s employment agreement, “good reason” generally means (a) a material reduction of Dr. Askarpour’s duties, responsibilities or authority; (b) a reduction of Dr. Askarpour’s base salary; (c) failure or refusal of a successor to the Company to either materially assume the Company’s obligations under Dr. Askarpour’s employment agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under his employment agreement, in any case, in the event of a “change in control”; (d) a relocation of Dr. Askarpour’s primary work location that results in an increase in his one-way commute by more than twenty-five (25) miles; or (e) a material breach of Dr. Askarpour’s employment agreement by the Company. See the section titled “Compensation Discussion and Analysis” for additional information.

Mr. DiGiovanni offer letter provided that if his employment is terminated by the Company without “cause,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. DiGiovanni his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. If Mr. DiGiovanni’s employment were terminated by the Company without “cause” on September 30, 2024, the total amounts payable to Mr. DiGiovanni would have been $175,621. For purposes of Mr. DiGiovanni’s offer letter, “cause” generally means (a) the indictment or conviction of Mr. DiGiovanni, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude or dishonesty; (b) Mr. DiGiovanni’s intentional action or an act of fraud, dishonesty or theft affecting the property, reputation, or business of the Company or its affiliates; (c) Mr. DiGiovanni’s willful and persistent neglect of his duties and responsibilities; (d) Mr. DiGiovanni’s failure or refusal to carry out the lawful directives of the Board; (e) Mr. DiGiovanni’s diverting any business opportunity of the Company or its affiliates for his own personal gain; (f) Mr. DiGiovanni’s omission of or misrepresentation of a significant fact on his employment application or resume; or (g) Mr. DiGiovanni misuse of alcohol or drugs affecting his work performance. See the section titled “Compensation Discussion and Analysis” for additional information.

Pursuant to the Change in Control Agreement with Mr. DiGiovanni effective June 20, 2024, in the event Mr. DiGiovanni is terminated (i) by the Company without Cause, or (ii) by Mr. DiGiovanni for Good Reason during the period beginning six (6) months prior to and ending two (2) years following a Change in Control of the Company (the terms “Cause,” “Change in Control” and “Good Reason” are defined in the Change in Control Agreements), Mr. DiGiovanni will be entitled to receive an amount equal to two (2) times the sum of (A) his base salary in effect immediately prior to the Change in Control, and (B) the maximum annual cash bonus and/or other incentive compensation opportunity available to Mr. DiGiovanni (as determined by the Board in its sole discretion). The Change in Control benefit will be paid in one lump sum on the 60th day following termination of employment, provided that the executive has executed and delivered a release of claims and the statutory period during which he or she may revoke that release has expired on or before that 60th day. Upon such termination, (x) all unvested equity awards held by Mr. DiGiovanni will immediately become vested and exercisable, (y) any options held by Mr. DiGiovanni at the time of such termination will continue to be exercisable until the earlier of two (2) years following the date of such termination and the option’s original expiration date, and (z) the Company will provide Mr. DiGiovanni with health (medical, dental and vision) and disability coverage substantially comparable to the coverage Mr. DiGiovanni was receiving from the Company immediately prior to the Change in Control for a period of eighteen (18) months following such termination.

Pursuant to an June 1, 2022 offer letter agreement with former Chief Financial Officer, Michael Linacre, if Mr. Linacre’s employment was terminated without “cause,” then, subject to Mr. Linacre’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. Linacre’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. Linacre’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

On November 8, 2023, Mr. Linacre resigned from all of his positions with the Company. In connection with his resignation, Mr. Linacre received continued salary compensation in an amount of $62,500.

On November 9, 2023, the Company entered into an offer letter (the “Offer Letter”) with Mr. Winand with respect to his employment as the Company’s Interim Chief Financial Officer. Pursuant to the Offer Letter, Mr. Winand received an annual base salary of $250,000 and was eligible to participate in the Company’s benefit plans and programs generally available to employees of the Company, including retirement and health and welfare plans. Mr. Winand’s Offer Letter contained no termination or change in control provisions. Subsequent to Mr. Winands employment termination as Interim Chief Financial Officer, Mr. Winand received continued salary compensation in an amount of $165,000, which includes a one-time discretionary bonus of $125,000.

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

PAY VERSUS PERFORMANCE
Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1),(2),(3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1),(2),(3)	Value of Initial Fixed $100 Investment Based on TSR(4)	Net Income ($MM)
2024	$2,972,189	$1,564,964	$492,676	$404,050	$92.88	$7.00
2023	$2,439,408	$2,394,368	$676,259	$661,666	$108.26	$6.02
2022	$676,201	$676,201	$188,028	$206,087	$122.93	$5.52

1.The Principal Executive Officer (“PEO”) in 2023 and 2024 is Shahram Askarpour. The Non-PEO NEOs for whom the average compensation is presented in this table for 2024 is Mr. Jeffrey DiGiovanni, Mr. Michael Linacre and Mr. Relland Winand. The Non-PEO NEOs for whom the average compensation is presented in this table for 2023 is Michael Linacre.

2.The amounts shown as Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table for each year, adjusted as described in footnote 3 below.

3.Compensation Actually Paid reflects the exclusions and inclusions for the PEO and NEOs set forth below. Amounts excluded, which are set forth in the Exclusion of Stock Awards columns below, represent the Stock Awards amounts from the applicable Summary Compensation Table. Amounts included in the Inclusion of Equity Values column below are the aggregate of the following components, as applicable: the fair value as of the end of the fiscal year of unvested equity awards granted in that year; the change in fair value during the year of equity awards granted in prior years that remained outstanding and unvested at the end of the year; and the change in fair value during the year through the vesting date of equity awards granted in prior years that vested during that year, less the fair value at the end of the prior year of awards granted prior to the year that failed to meet applicable vesting conditions during the year. Equity values are calculated in accordance with FASB ASC Topic 718.

4.Dollar values assume $100 was invested in the Company for the cumulative periods from September 30, 2021 to September 30, 2024 for fiscal 2024, from September 30, 2021 to September 30,2023 for fiscal 2023 and from September 30, 2021 to September 30, 2022 for fiscal 2022, respectively and assumes reinvestment of the pre-tax value of dividends paid. Historical stock performance is not necessarily indicative of future stock performance.

ADJUSTMENTS MADE TO DETERMINE COMPENSATION ACTUALLY PAID

		2024	2023	2022
Summary Compensation Table Total	PEO	$2,972,189	2,439,408	676,201
	Average Non-PEO NEOs	$492,676	676,259	188,028
Deduction for amounts reported under the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table	PEO	$879,018	1,671,000	-
	Average Non-PEO NEOs	$233,331	161,258	49,997
Fair value as of the end of the covered year of awards granted during year that remain unvested as of year-end	PEO	$505,456	689,560	-
	Average Non-PEO NEOs	$140,203	154,923	68,056
Increase/Deduction for change in fair value from prior year-end to current year-end of awards granted prior to that year that were outstanding and unvested as of year-end	PEO	$-	-	-
	Average Non-PEO NEOs	$-	(6,092)	-
Increase for fair value as of the vesting dates for awards granted during year that vest during the year	PEO	$51,250	936,400	-
	Average Non-PEO NEOs	$5,751	-	-
Increase/Deduction for change in fair value from prior year-end to vesting date of awards granted prior to that year that vested during year	PEO	$-	-	-
	Average Non-PEO NEOs	$(44)	(2,030)	-
Deduction for fair value of awards granted prior to year that were forfeited during year	PEO	$-	-	-
	Average Non-PEO NEOs	$(1,205)	-	-
Compensation Actually Paid	PEO	$1,564,964	2,394,368	676,201
	Average Non-PEO NEOs	$404,050	661,666	206,087

Description of Relationship Between NEO Compensation Actually Paid and Total Shareholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and the Company’s cumulative TSR over the fiscal three-year period from fiscal 2022 through fiscal 2024.

Compensation Actually Paid versus Cumulative TSR
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
-
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2022
2023
2024
PEO
AVERAGE NEO
TSR

Description of Relationship Between NEO Compensation Actually Paid and Net Income

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and our net income during the three-year period from fiscal 2022 through fiscal 2024.

DIRECTOR COMPENSATION

Compensation of Directors

Prior to January 1, 2024, the Company’s fiscal 2024 compensation program for Non-Employee Directors consisted of an annual retainer and restricted stock or restricted stock unit awards. Each Non-Employee Director was entitled to an annual retainer of $25,000 and an annual grant of of restricted stock units, with each such unit representing a contingent right to receive one share of common stock upon vesting to Non-Employee Directors under the 2019 Plan. The target value of such annual awards was $50,000 for each Non-Employee Director for fiscal 2024. The number of shares underlying such annual awards is calculated based upon the price of the Company’s common stock at the close of business on the date of the Company’s annual meeting and such shares vest on the first anniversary of the date of grant. A director who resigns during the course of the year will vest in and receive a pro rata portion of the shares that he or she otherwise would have vested (in the case of restricted stock) or received (in the case of restricted stock units) had no such resignation occurred, based on the number of days served during the applicable calendar year. In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at board and committee meetings.

Further, prior to January 1, 2004, the Chairman of the Board received an annual retainer of $30,000 in addition to grants of restricted stock or restricted stock awards. The chairs of the Compensation Committee and Governance Committee each received an annual retainer of $5,000. The chair of the Audit Committee received an annual retainer of $12,000.

Upon the January 10, 2024, Compensation Committee meeting, the Company’s fiscal 2024 board compensation program was amended to bring the non-employee directors, Chairman of the Board, Audit Committee Chair, Audit Committee members, the Chairman of the Nominating and Governance Committee, member of the Compensation Committee and the Chairman of the Compensation Committee compensation levels closer to the median compensation levels of the Company’s peers. As such, effective January 1, 2024, each Non-Employee Director was entitled to an annual retainer of $45,000 and an annual grant of restricted stock unit awards with a date of grant target value of $75,000. The grant will be made on the date that the Board members are elected or re-elected at the annual meeting and will vest on the one-year anniversary of the date of grant. All cash retainers are paid quarterly in arrears. For Non-Employee Directors elected other than at an annual meeting, both cash retainers and equity grants will be pro-rated for the portion of the year that the Non-Employee Director serves until the next annual meeting.

Additionally, the following compensation amendments were made; The Chairman of the Board will receive an additional cash retainer of $30,000, members of the Audit Committee shall receive an additional cash retainer of $5,000, members of the Compensation Committee will receive an additional annual cash retainer of $5,000, members of the Nominating and Governance Committee will receive an additional cash retainer of $3,750, the Chairman of the Audit Committee will receive an additional cash retainer of $12,000, the Chairman of the Nominating and Governance Committee will receive an additional cash retainer of $5,000 and the Chairman of the Compensation Committee will receive an additional cash retainer of $7,500.

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2024:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-EquityIncentive PlanCompensation	Change in Pension Value and Non-qualified Compensation	All Other Compensation	Total
Name	$ (1)	$ (2)	$	$	Earnings	$	$
Glen R. Bressner	83,803	60,718	-	-	-	-	144,521
Stephen L. Belland	57,255	60,718	-	-	-	-	117,973
Roger A. Carolin	67,857	60,718	-	-	-	-	128,575
Parizad Olver (Parchi) (3)	34,105	26,702	-	-	-	-	60,807
Garry Dean (4)	5,625	23,272	-	-	-	-	28,897

1.	The amounts reported in this column include fees paid for attendance of Board and Board committee meetings and annual retainer for each non-employee director for the year ended September 30, 2024.

2.	The amounts reported in this column represent the grant date fair value, computed based on the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation—Stock Compensation” with respect to the stock awards granted to each non-employee director during the fiscal year ended September 30, 2023. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. In addition, as of the close of the fiscal year ended September 30, 2024, none of the non-employee directors held outstanding options to purchase stock of the Company.
3.	Ms. Olver’s tenure with the Board ended April 18, 2024.

4.	Garry Dean’s tenure with the Board began May 16, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2025, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole power to vote or direct the vote of such shares of common stock or the sole investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Estate of Geoffrey S. M. Hedrick (2)	894,621	5.1%
Christopher Harborne (3)	2,609,769	14.9%
Wealth Trust Axiom, LLC (4)	1,157,040	6.6%
Central Square Management LLC (5)	875,417	5.0%

1.As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,539,064 of common stock outstanding as of January 12, 2025.

2.Based solely on the Schedule 13D/A filed on August 19, 2024 filed by the Estate of Geoffrey S. M. Hedrick (the “Estate”) and Christopher Scott Ginieczki, as Personal Representative of the Estate of Geoffrey S. M. Hedrick (“Mr. Ginieczki”). According to the Schedule 13D/A, this amount includes 873,673 shares of common stock owned by the Estate and 20,948 shares of common stock owned by the Ginieczki Family Trust, of which Mr. Ginieczki is a co-trustee. According to the Schedule 13D/A, the Estate has shared voting and dispositive power as to 873,673 shares of common stock and Mr. Ginieczki has shared voting and dispositive power as to 894,621 shares of common stock. The address for the Estate is c/o Innovative Solutions and Support, Inc., Attn: Christopher Scott Ginieczki, Personal Representative of Estate, 720 Pennsylvania Drive, Exton, PA 19341. Mr. Ginieczki’s address is 2788 San Tomas Expressway, Santa Clara, CA 95051.

3.Based solely on Schedule 13D/A filed on May 5, 2024 by Christopher Harborne (“Mr. Harborne”) and Klear Kite LLC (“Klear Kite”), Klear Kite and, by virtue of being the sole member of Klear Kite, Mr. Harborne, each beneficially owns 2,609,769 shares of common stock, which are held directly by Klear Kite. Based on the 13D/A, Klear Kite and Mr. Harborne share voting and investment power over all such shares. Christopher Harborne’s address is 23F M Thai Tower, All Seasons Place, 87 Wireless Road, Bangkok 10300 Thailand.

4.Based solely on Schedule 13G/A filed on February 3, 2022. WealthTrust Axiom LLC’s address is 550 Swedesford Road, Suite 110, Wayne, PA 19087.

5.Based solely on Schedule 13G/A filed on September 10, 2014. Central Square Management LLC’s address is 1813 N. Mill Street, Suite F, Naperville, IL 60563.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2025, of (i) each director, (ii) the chief executive officer, the chief financial officer and the Company’s other executive officers during the fiscal year ended September 30, 2024, and (iii) all the current directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named below has sole voting and investment power with respect to such shares, and the address of each of the shareholders named below is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, Pennsylvania 19341. The information provided in the table is based on the Company’s records, information filed with the SEC, and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Shahram Askarpour (2)	520,467	2.9%
Jeffrey DiGiovanni	5,292	*
Glen R. Bressner	116,957	*
Roger A. Carolin	52,790	*
Stephen L Belland	12,161	*
Garry Dean	-	*
Parizad Olver (Parchi)	-	*
Michael Linacre	2,465	*
Relland Winand	-	*
		*
All beneficial owners	710,132	4.0%

* Less than 1%.

1.As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,539,064 shares of common stock outstanding as of January 12, 2025.

2.Dr. Askarpour’s Beneficial Ownership as of January 12, 2025 includes (1) 242,458 shares of Common Stock issued and outstanding, (2) 35,006 unvested Restricted Stock Units (RSU’s) outstanding which shall vest within 60 days of January 12, 2025, (3) 200,000 Non-Qualified Stock Options (NQSO’s) vested as of January 12, 2025 and (4) 43,003 unvested NQSO’s which shall vest within 60 days of January 12, 2025.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Company common stock that may be issued upon the exercise of options and pursuant to other awards under all of the Company’s existing equity compensation plans and arrangements as of September 30, 2024, including the 2019 Plan.

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants, and rights	warrants, and rights	first column)
Equity compensation plans approved by security holders	361,613	$7.97	1,879,225
Equity compensation plans not approved by security holders	—	—	—
Total	361,613	$7.97	1,879,225

In the fiscal years ended September 30, 2024, 2023 and 2022, awards were granted to the Company’s non-employee directors under the Company’s then-existing equity compensation plans and arrangements with respect to 43,986, 36,182 and 27,425 shares, respectively.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2019 Stock-Based Incentive Compensation Plan as of the effective date of the 2019 Plan (i.e., April 2, 2019), all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Stock-Based Incentive Compensation Plan to include an additional 1,950,000 authorized shares available for issuance. As of September 30, 2024, there were 1,879,225 shares of common stock available for awards under the 2019 Plan.

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

During the fiscal years ended September 30, 2024 and September 30, 2023, there was not, nor is there any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any executive officer, director, director nominee or holder of more than 5% of any class of voting securities of the Company and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” sections above.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which Maj. General Dean serves as President. PAL will provide consulting services in support of IS&S business development growth into the Department of Defense. The term of the agreement is for one year and in consideration for services IS&S will pay PAL a retainer of $9,500 per month.

DIRECTOR INDEPENDENCE

The Board has affirmatively determined, in its business judgment, that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Glen R. Bressner, Roger A. Carolin, Stephen L. Belland, Garry Dean and Parizad Olver (for the period during which she served as a member of the Board during fiscal 2024). All members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are currently independent (as currently set forth in Rule 5605 of the Nasdaq listing rules). On January 28, 2024, the Board of Directors determined that Ms. Olver did not meet the heightened independence requirements for service on the Audit Committee as required by the rules and regulations of the SEC and, as a result, the listing standards of Nasdaq applicable to audit committee members due to the payment in November 2023 of $72,990 to a company in which Ms. Olver is the managing partner and has an ownership interest for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50. Upon making this determination, the Board of Directors removed Ms. Olver from the Audit Committee and appointed Mr. Belland to take her place. In determining the independence of our directors, our Board considered all transactions in which we and any director had any interest, including the aforementioned fee for consulting services paid to a company in which Ms. Parchi is the managing partner and has an ownership interest.

Item 14. Principal Accounting Fees and Services

Services provided by Grant Thornton for the fiscal years ended September 30, 2024 and 2023 have included audits of the annual consolidated financial statements of the Company and other services related to filings made with the SEC. The aggregate fees billed by Grant Thornton in connection with services rendered during the fiscal years ended September 30, 2024 and 2023, respectively, were:

	Grant Thornton	Grant Thornton
	FY 2024	FY 2023
Audit Fees	$577,430	$636,908
Audit Related Fees	-	115,500
Tax Fees	-	-
All Other Fees	-	-

Total	$577,430	$752,408

Audit Fees

Audit fees for fiscal years 2024 and 2023 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees were paid to Grant Thornton during fiscal years 2024 and 2023 for services related to the audit of the required historical financial statements of certain assets acquired from Honeywell International, Inc. during fiscal years 2024 and 2023.

Tax-Related Fees

No tax-related fees were paid to Grant Thornton during fiscal years 2024 or 2023.

All Other Fees

No other fees were incurred in connection with services provided by Grant Thornton during fiscal years 2024 or 2023.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company and any changes to the terms of the engagement. The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal. Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Compensation Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements. Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all 2024 and 2023 fees paid to Grant Thornton.

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

(b)	The following exhibits are filed as part of, or incorporated by reference into the Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between IS&S and Honeywell International Inc. (1)
2.2	Amendment No. 1, dated October 12, 2023, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.3	Amendment No. 2, dated March 23, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.4	Amendment No. 3, dated July 22, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.5	Asset Purchase and License Agreement, dated September 27, 2024, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (3)
3.1	Articles of Incorporation of IS&S. (4)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of IS&S (5)
3.3	Amended and Restated Bylaws of IS&S (6)
4.1	Description of Capital Stock (19)
4.2	Rights Agreement, dated September 12, 2022, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (7)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (8)
4.4	Amendment to Rights Agreement, dated September 9, 2024, between IS&S and Broadridge Corporate Issuer Solutions, Inc. (9)
10.1	Employment Agreement, dated February 14, 2012, between IS&S and Shahram Askarpour (10)
10.2	First Amendment to Employment Agreement between IS&S and Shahram Askarpour dated September 6, 2024 (11)
10.3	IS&S Amended and Restated 2019 Stock-Based Incentive Compensation Plan (2)
10.4	Offer Letter with Jeffrey DiGiovanni, dated March 18, 2024 (12)
10.5	Restricted Stock Unit Award Agreement, dated June 19, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (2)
10.6	Change in Control Agreement, June 20, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (2)
10.7	Performance Stock Unit Award Agreement dated November 20, 2024. (13)
10.8	Form of Non-Qualified Stock Option Agreement (14)
10.9	Form of Restricted Stock Unit Award Agreement (14)
10.10	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (1)
10.11	Term Note, executed June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.12	Revolving Line of Credit Note, executed May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (1)
10.13	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (17)
10.14	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (17)

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

10.19	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (18)
19.1	Insider Trading Policy (19)
21	Subsidiaries of IS&S (19)
23.1	Consent of Grant Thornton LLP (19)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (19)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (19)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
97	Clawback Policy (19)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on October 03, 2024.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2024.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2024.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024.

(14)	Incorporated by reference from the Registrant’s Quarterly Rerport on Form 10-Q filed with the SEC on May 14, 2024.
(15)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on January 28, 2019.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2023.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.
(19)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on December 30, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: January 23, 2025