Form 10-Q
period 2024-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2025-02-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 6, 2025, there were 17,545,314 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2024

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2024	2024

ASSETS
Current assets
Cash and cash equivalents	$604,561	$538,977
Accounts receivable	7,716,632	12,612,482
Contract assets	3,410,340	1,680,060
Inventories	15,506,851	12,732,381
Prepaid inventory	5,251,653	5,960,404
Prepaid expenses and other current assets	1,565,883	1,161,394

Total current assets	34,055,920	34,685,698

Goodwill	5,213,104	5,213,104
Intangible assets, net	26,544,011	27,012,292
Property and equipment, net	13,449,044	13,372,298
Deferred income taxes	1,841,737	1,625,144
Other assets	150,119	473,725

Total assets	$81,253,935	$82,382,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	1,876,313	2,315,479
Accrued expenses	4,283,466	4,609,294
Contract liability	358,806	340,481

Total current liabilities	6,518,585	7,265,254

Long-term debt	26,512,491	28,027,002
Other liabilities	451,351	451,350

Total liabilities	33,482,427	35,743,606

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2024 and September 30, 2024	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,635,515 and 19,599,052 issued at December 31, 2024 and September 30, 2024, respectively	19,635	19,599
Additional paid-in capital	55,717,125	55,320,500
Retained earnings	13,403,285	12,667,093
Treasury stock, at cost, 2,096,451 shares at December 31, 2024 and at September 30, 2024, respectively	(21,368,537)	(21,368,537)

Total shareholders’ equity	47,771,508	46,638,655

Total liabilities and shareholders’ equity	$81,253,935	$82,382,261

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2024	2023
Net Sales:
Product	$9,984,234	$4,424,108
Services	5,984,495	4,883,955
Total net sales	15,968,729	9,308,063

Cost of sales:
Product	6,262,690	1,781,345
Services	3,095,582	2,003,556
Total cost of sales	9,358,272	3,784,901

Gross profit	6,610,457	5,523,162

Operating expenses:
Research and development	1,107,736	901,144
Selling, general and administrative	4,158,903	3,006,819
Total operating expenses	5,266,639	3,907,963

Operating income	1,343,818	1,615,199

Interest expense	(427,149)	(360,013)
Interest income	5,250	79,479
Other income	6	17,699
Income before income taxes	921,925	1,352,364

Income tax expense (benefit)	185,733	295,014

Net income	$736,192	$1,057,350

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Weighted average shares outstanding:
Basic	17,514,193	17,451,362
Diluted	17,584,037	17,474,906

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Three Months Ended December 31, 2024

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2024	$19,599	$55,320,500	$12,667,093	$(21,368,537)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$19,635	$55,717,125	$13,403,285	$(21,368,537)	$47,771,508

See accompanying notes to the unaudited condensed consolidated financial statements.

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

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$736,192	$1,057,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,367,075	411,421
Share-based compensation expense
Stock options	36,078	105,285
Restricted stock awards and Market stock unit awards	360,583	100,431
Gain on disposal of property and equipment	—	(160,577)
Deferred income taxes	(216,593)	(676,483)
(Increase) decrease in:
Accounts receivable	4,895,851	4,160,121
Contract assets	(1,730,281)	(160,505)
Inventories	(2,065,720)	(1,660,222)
Prepaid inventories	—	560,047
Prepaid expenses and other current assets	(800,131)	153,373
Other non-current assets	2,973	(35,800)
Increase (decrease) in:
Accounts payable	(439,166)	208,523
Accrued expenses	(726,054)	(903,673)
Income taxes payable	402,326	971,497
Contract liabilities	18,325	84,947
Net cash provided by operating activities	1,841,458	4,215,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261,364)	(182,918)
Proceeds from the sale of property and equipment	—	2,225,810
Net cash (used in) provided by investing activities	(261,364)	2,042,892

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	—	(19,500,000)
Proceeds from line of credit note	—	19,402,560
Repayments of line of credit note	(1,514,510)	(8,791,046)
Net cash (used in) financing activities	(1,514,510)	(8,888,486)

Net increase (decrease) in cash and cash equivalents	65,584	(2,629,859)
Cash and cash equivalents, beginning of year	538,977	3,097,193

Cash and cash equivalents, end of year	$604,561	$467,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	383,229	324,043

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$708,751	$—
Transfer from prepaid expenses to PP&E	$119,647	$—
Transfer from prepaid expenses to intangible assets, net	$275,995	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Certain of Innovative Solutions and Support, Inc.’s (the “Company,” “IS&S,” “we” or “us”) significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Description of the Company

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

On September 27, 2024, the Company entered into a second Asset Purchase and License Agreement (the “September 2024 Honeywell Agreement”) with Honeywell, International Inc. (“Honeywell”), pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash. The exclusive licensing of these product lines from Honeywell is a unique opportunity for the Company that enhances its current offerings in the air transport, military and business aviation markets. In addition, there are potential cost synergies from better utilization of the Company’s skilled engineering team and its existing operational capacity. The Company believes the September 2024 Honeywell Agreement will help to accelerate the Company’s growth and enhance its global reputation for delivering best price-for-performance product and service solutions.

In July 2024, the Company entered into an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell (the “July 2024 Honeywell Asset Acquisition”). This transaction complements the previous Honeywell license and asset acquisition completed in June 2023. Total consideration was $4.2 million in cash.

In June 2023, the Company entered into an Asset Purchase and License Agreement (the “June 2023 Honeywell Agreement”) with Honeywell pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2024 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering and material costs on Engineering Development Contracts (“EDC”) programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations in the period they are determined.

Reclassification

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the three months ended December 31, 2024, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for three months ended December 31, 2023. For additional information, see Note, 3 Summary of Significant Accounting Policies, (“Reclassifications”) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Intangible assets with a finite life are amortized over their estimated useful life and are reported net of accumulated amortization. They are assessed for impairment in accordance with the Company’s policy on assessing long-lived assets for impairment described in the notes of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Goodwill is tested for impairment at fiscal year-end on September 30 or in an interim period if certain changes in circumstances indicate a possibility that an impairment may exist. Factors to consider that may indicate an impairment may exist are:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and September 30, 2024, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$501,810	$—	$—

Fair Value Measurement on September 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,104	$—	$—

The December 31, 2024 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

Revenue from Contracts with Customers

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three-months ended December 31, 2024 and 2023.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(1,029,584)	—
Contract asset additions	2,759,864	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(297,610)
Increases due to invoicing prior to satisfaction of performance obligations	—	315,935
December 31, 2024	$3,410,340	$358,806

Concentrations

Major Customers and Products

In the three months ended December 31, 2024, three customers, Lockheed Martin, Boeing and Pilatus Aircraft Ltd (“Pilatus”), accounted for 38%, 9% and 8% of net sales, respectively.

In the three months ended December 31, 2023, one customer, Pilatus accounted for 29% of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2024, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three months ended December 31, 2023, the Company had three suppliers that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. The guidance primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and may be applied either on a prospective or retrospective basis. We are evaluating the impact of the standard on our disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of the standard on our disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are evaluating the impact of the standard on our disclosures

Recently Adopted Accounting Pronouncements

None.

2. Supplemental Balance Sheet Disclosures

September 2024 Honeywell Agreement

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

The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments recorded during the three months ended December 31, 2024:

	Amounts Recognized as of
	Acquisition Date	Measurement	Purchase Price
	(as previously reported)	Period Adjustments	Allocation
Total consideration	$14,060,000	$—	$14,060,000

Prepaid inventory (a)	$3,191,000	$—	$3,191,000
Prepaid equipment and other current assets	160,000	—	160,000
Intangible assets (b)	9,570,000	—	9,570,000
Goodwill (c)	1,139,000	—	1,139,000
Net assets acquired	$14,060,000	$—	$14,060,000

(a)	Prepaid inventory consists primarily of raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost.
(b)	Intangible assets consists of backlog, customer relationships, and license agreements related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to the Company’s 2024 10K, Note 5, “Intangible assets” for further details.
(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the September 2024 Honeywell

Agreement. Goodwill resulting from the September 2024 Honeywell Agreement has been assigned to the Company’s one reporting unit.

Transition services agreement

Concurrent with the September 2024 Honeywell Agreement, the Company entered into a transition services agreement (the “2024 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2024 TSA separate from business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the 2024 TSA was determined using the with and without method. For the three months ended December 31, 2024, the Company recognized no additional adjustments to prepaid expenses and other current assets within the consolidated balance sheets for services received from Honeywell.

Acquisition and related costs

For the fiscal year ended September 30, 2024, the Company incurred $589,000 of acquisition costs included in SG&A expenses in connection with the June 2023 Honeywell Agreement. The debt issuance costs related to the Term Loan were not material. For the three months ended December 31, 2024, the Company incurred $86,688 of costs in connection to the September 2024 Honeywell Agreement. For the three months ended December 31, 2023, the Company incurred no acquisition costs.

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the product lines, as if the transaction had occurred on October 1, 2023:

Three Months Ended December 31,
2023
Net sales	$12,021,871
Net income	$401,129

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

June 2023 Honeywell Agreement

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

In connection with the transaction, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the transaction (the “Term Loan”) – Refer to the Company’s 2024 10K, Note 8, “Loan Agreement” for further details. The purchase consideration transferred at the acquisition date was $35.9 million, which was entirely cash.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	December 31,	September 30,
	2024	2024
Raw materials	$12,227,940	$9,862,591
Work-in-process	1,590,822	1,357,504
Finished goods	1,688,089	1,512,286
	$15,506,851	$12,732,381

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2024	2024
Prepaid insurance	$292,636	$54,197
Honeywell TSA Agreement	70,000	140,000
Other	1,203,247	967,197
	$1,565,883	$1,161,394

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of December 31, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,284,327	—	(1,809,762)	11,474,565
Backlog (b)	6,310,000	—	(394,375)	5,915,625
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,430,833	$(44,400)	$(2,842,422)	$26,544,011

	As of September 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,008,332	—	(1,459,861)	11,548,471
Backlog (b)	6,310,000	—	—	6,310,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,154,838	$(44,400)	$(2,098,146)	$27,012,292

(a)	As part of the September 2024 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition, and the June 2023 Honeywell Agreement transactions, the Company acquired intangible assets related to the license agreements for the license rights to use certain Honeywell intellectual property, backlog and customer relationships. The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	As part of the September 2024 Honeywell Agreement, the Company acquired intangible assets related to backlog with a useful life of four years.

(c)	The licensing, and certification rights are amortized over a defined number of units.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of December 31, 2024 is as follows:

Amortization Expense
2025 (nine months remaining)	$2,218,895
2026	2,958,527
2027	2,958,527
2028	2,958,527
2029	1,381,027
Thereafter	4,914,687
Total	$17,390,190

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2024	2024
Computer equipment	$2,922,175	$2,416,795
Furniture and office equipment	984,205	984,205
Buildings and improvements	6,241,299	6,198,690
Equipment other	15,312,781	15,161,225
Land	1,021,245	1,021,245
	26,481,705	25,782,160
Less accumulated depreciation and amortization	(13,032,661)	(12,409,862)
	$13,449,044	$13,372,298

Depreciation and amortization related to property and equipment was $622,799 and $142,921 for the three months ended December 31, 2024 and 2023, respectively.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2024	2024
Operating lease right-of-use assets	$—	$2,100
Other non-current assets	150,119	471,625
	$150,119	$473,725

Other non-current assets as of December 31, 2024 and September 30, 2024 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2024	2024
Warranty	$522,724	$596,538
Salary, benefits and payroll taxes	426,558	1,685,372
Professional fees	142,709	262,320
Operating lease	—	2,100
Income tax payable	1,596,511	1,194,185
Other	1,594,964	868,779
	$4,283,466	$4,609,294

Warranty cost and accrual information for the three months ended December 31, 2024 is highlighted below:

Three Months Ending
December 31, 2024
Warranty accrual, beginning of period	$596,538
Accrued expense (Adjustment)	(20,000)
Warranty cost	(53,814)
Warranty accrual, end of period	$522,724

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

The effective tax rates for the three-months ended December 31, 2024 and 2023 were 20.1% and 21.8%, respectively. The effective tax rate for the three months ended December 31, 2024 differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits and certain nondeductible expenses. The effective tax rate for the three months ended December 31, 2023 differs from the statutory tax rate primarily due to higher state taxes as a result of a taxable gain recognized from the sale of the Company’s King Air aircraft.

4. Shareholders’ Equity and Share-Based Payments

At June 30, 2024, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation”, by using the fair value method for expensing stock options, performance based equity awards and stock awards.

Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The Company’s 2019 Stock-Based Incentive Compensation Plan (as amended, the “2019 Plan”) was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options, performance based equity awards, and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of December 31, 2024, there were 1,679,135 shares of common stock available for awards under the 2019 Plan.

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

The 2019 Plan will terminate on April 2, 2029, unless earlier terminated by the Company’s Board of Directors (the “Board”). Termination will not affect awards outstanding at the time of termination. The Board may amend, alter, suspend, discontinue, or terminate the 2019 Plan without shareholder approval, provided that shareholder approval is required for any amendment which (i) would increase the number of shares subject to the 2019 Plan; (ii) would decrease the price at which awards may be granted; or (iii) would require shareholder approval by law, regulation, or the rules of any stock exchange or automated quotation system.

Market-Based Restricted Stock Units

During the three months ended December 31, 2024, to better align executive compensation with the Company’s Total Shareholder Return (“TSR”), the Board approved a special one-time grant of 201,000 market-based restricted stock units (“MSUs”) to the Company’s Chief Executive Officer under the terms and conditions of the 2019 Plan. The MSU is a restricted stock unit containing vesting terms conditional upon the attainment of both 1) continued service to vesting and 2) stock price appreciation targets indexed against the Company’s actual stock price performance over a specified measurement period. Under the terms of the grant, the MSU will vest as follows:

1)	an initial one-third (1/3rd) of the MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than Ten Dollars ($10.00) per share for twenty (20) consecutive trading days or as provided in the provisions of the second succeeding paragraph below;

2)	an additional one-third (1/3rd) of the MSUs shall vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than Twelve Dollars ($12.00) per share for twenty (20) consecutive trading days; and

3)	the remaining MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than Fourteen Dollars ($14.00) per share for twenty (20) consecutive trading days.

Additionally, if the tranche of MSU’s subject to vesting pursuant to (1) above does not vest on or before November 20, 2027, then, with respect to such MSUs, the target trading price for the Company’s common stock will be increased to Twelve Dollars ($12.00) per share, such that the MSUs subject to (1) above will vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than Twelve Dollars ($12.00) per share for twenty (20) consecutive trading days.

Any MSUs that have not vested on or before the fourth anniversary of the grant date are immediately forfeited.

With respect to each MSU that becomes vested in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSUs.

The Company estimated both the grant-date fair value of the MSU’s awards and the derived vesting periods using a Monte Carlo simulation with the following input assumptions:

Number of MSU's Granted	201,000
Grant Date	November 20, 2024
Grant Date Stock Price	$ 7.72
Expected Dividend Rate	0%
Expected Volatility	45%
Weighted average risk-free interest rate	4.27%
Contractual Term	4 years

Utilizing Monte Carlo simulation, the MSU’s grant date fair value was estimated to be $1,138,557 with a $5.66 weighted average grant date fair value per award and the derived vesting periods were estimated to be between 0.8 years and 1.7 years.

For the three months ended December 31, 2024, the Company recognized $117,108 of compensation expense related to MSU awards. As of December 31, 2024, unrecognized compensation expense of $1,021,449 associated with non-vested MSU’s will be recognized in future periods under the 2019 Plan. During the three months ended December 31, 2024, no MSUs vested or were forfeited.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $206,527 and $155,581 for the three months ended December 31, 2024 and 2023, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $73,026 and $50,135 for the three months ended December 31, 2024 and 2023, respectively.

Total compensation expense associated with the 2019 Plan was $396,661 and $205,716 for the three months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, unrecognized compensation expense of approximately $1,141,422 net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of December 31, 2024, unrecognized compensation expense of approximately $459,721, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

For the three-months ended December 31, 2024, 361,613 diluted weighted-average shares outstanding were excluded from the computation of diluted earnings per share (“EPS”), because the effect would be anti-dilutive.

5. Earnings Per Share

	Three Months Ended December 31,
	2024	2023
Numerator:
Net income	$736,192	$1,057,350
Denominator:
Basic weighted average shares	17,514,193	17,451,362
Dilutive effect of share-based awards	69,844	23,544
Diluted weighted average shares	17,584,037	17,474,906

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share”. Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion, or exercise of all dilutive securities such as employee stock options MSUs and RSUs.

The number of incremental shares from the assumed exercise of stock options, and RSUs is calculated by using the treasury stock method. The number of incremental shares from assumed vestings of MSU’s is calculated using the ‘if-converted method.’ As of December 31, 2024 no outstanding MSU’s were included in the three months ended December 31, 2024 weighted-average diluted shares calculation using the if converted method. As of December 31, 2024 and 2023, there were 361,613 and 224,374 options to purchase common stock outstanding, respectively, and 201,000 and 0 MSU’S subject to vesting outstanding, respectively. As of December 31, 2024 and 2023, there were 204,707 and 101,968 shares of restricted stock units subject to vesting outstanding, respectively. The weighted average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three-months ended December 31, 2024 and 2023, respectively, 361,613 and 213,409 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Sales to Eclipse amounted to approximately $5,981 and $84,500 for the three months ended December 31, 2024 and 2023, respectively.

A company in which Parizad Olver (Parchi), a former member of the Board, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which Maj. General Dean serves as President. PAL will provide consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. For the three months ended December 31, 2024, the Company paid PAL $28,500.

8. Loan Agreement

On June 28, 2023, the Company and one of its subsidiaries entered into an Amendment to Loan Documents (the “Loan Amendment”) with PNC Bank, National Association (the “PNC”), which amends certain terms of that certain Loan Agreement entered into by the parties on May 11, 2023 (the “Loan Agreement” and, as amended, the “Amended Loan Agreement”) and (ii) a corresponding Term Note in favor of PNC (the “Term Note”), which together provide for a senior secured term loan in an aggregate principal amount of $20.0 million, with a maturity date of June 28, 2028. Availability of funds under the Term Loan was conditioned upon the closing of the transactions contemplated by the Amended Loan Agreement and was used to fund a portion of the 2023 transaction with Honeywell. Under the agreement, the Company has the right to prepay any amounts outstanding at any time and from time to time, whole or in part; subject to payment of any break funding indemnification amounts.

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

The Company was in compliance with all applicable covenants throughout and at December 31, 2024. As of the three months ended December 31, 2024, The outstanding balance drawn on the A&R Revolving Line of Credit was $26,512,491 with an effective interest rate of 6.3 percent. As of December 31, 2024, the Company had availability of $8,487,509 under the A&R Revolving Line of Credit.

9. Subsequent Events

On January 27, 2025, the Board increased the size of the Board to six directors and appointed Denise Devine to serve as an independent director, effective immediately, for a term until the Company’s next annual meeting of shareholders or until her successor is duly elected and qualified or until her earlier death, disqualification, resignation or removal. In connection therewith, Ms. Devine was also appointed by the Board to serve as a member of the Audit Committee.

On February 13, 2025, the performance condition for 67,000 units of MSUs granted to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

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

All forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and in Item 1A (Risk Factors) to Part II of this Quarterly Report on Form 10-Q, as well as the following factors:

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

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

Company Overview

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

The Company sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the 2020 fiscal year, certain of the Company’s customers temporarily suspended product deliveries as a result of the COVID-19 pandemic, and while these deliveries subsequently resumed, there is a possibility that the COVID-19 or similar pandemics will result in other suspensions, delays or order cancellations by the Company’s customers or suppliers.

Environmental, Social and Governance Considerations

In recent years, environmental, social and governance (“ESG”) issues have become an increasing area of focus for some of our shareholders, customers and suppliers. Management and the Company’s Board are committed to identifying, assessing and understanding the potential impact of ESG issues and related risks on the Company’s business model, as well as potential areas of improvement.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2024 contains a discussion of these critical accounting policies. There have been no material changes in the Company’s critical accounting policies since September 30, 2024. See also Note 1 to the unaudited condensed consolidated financial statements for the three months ended December 31, 2024 as set forth herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2024 AND 2023

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2024	2023
Net sales:
Product	62.5%	47.5%
Services	37.5%	52.5%
Total net sales	100.0%	100.0%

Cost of sales:
Product	39.2%	19.1%
Services	19.4%	21.6%
Total cost of sales	58.6%	40.7%

Gross profit	41.4%	59.3%

Operating expenses:
Research and development	7.0%	9.7%
Selling, general and administrative	26.0%	32.3%
Total operating expenses	33.0%	42.0%

Operating income	8.4%	17.4%

Interest expense	(2.7)%	(3.9)%
Interest income	0.0%	0.9%
Other income	0.0%	0.2%

Income before income taxes	5.7%	14.5%

Income tax expense	1.2%	3.2%

Net income	4.5%	11.4%

Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the three months ended December 31, 2024, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for three months ended December 31, 2023. For additional information, see Note 3, Summary of Significant Accounting Policies, (“Reclassifications”) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Net sales. Net sales for the three months ended December 31, 2024 increased $6.7 million, or 71.6%, to $16.0 million from $9.3 million for the three months ended December 31, 2023. The increase in Net sales was driven by a 125.7% increase or $5.6 million in product sales which was driven primarily by the recent acquired military product line of $6.0 million and an increase commercial air transport sales $1.1 million partially offset by $1.2 million reduced shipsets in business aviation. Service sales for the three months ended December 31, 2024 increased $1.1 million, or 22.5%, compared to three months ended December 31, 2023. The increase in service sales primarily reflects increases in engineering development services of $0.8 million and an increase in customer service sales from the product lines acquired from Honeywell of $0.8 million, partially offset by lower legacy customer service revenue of $0.5 million.

Cost of sales. Cost of sales was $9.4 million, or 58.6% of Net sales, for the three months ended December 31, 2024 compared to $3.8 million, or 40.7% of Net sales, for the three months ended December 31, 2023. The increase in Cost of sales was primarily the result of an increase in overall sales volume. The Company’s overall gross margin for the three months ended December 31, 2024 was 41.4% compared to 59.3% for the three months ended December 31, 2023. The decrease in overall gross margin percentage for the three months ended December 31, 2024, compared to the three months ended December 31, 2023 is primarily the result of changes in product mix, increased depreciation and cost inefficiencies due to hiring and training of additional personnel and other integration costs. There are several factors that have been impacting our gross margin capture in recent quarters, which continued during the first quarter and will remain a factor in the near-term. These factors included incremental depreciation that has resulted from recent product line acquisitions and the shift in our sales mix, as military sales will be a higher percentage of sales. More specifically, during the first quarter, the impact of the acquired Honeywell military product line volume with lower margins of approximately 30% gross margins, impacted the overall gross margin by approximately 5%, increased third party expenses from Honeywell with respect to their transition services of $0.2 million resulted in a 2% impact and higher depreciation from recent acquisitions of $0.5 million resulted in a 5% impact to overall margins.

Research and development. R&D expenses were $1.1 million for the three months ended December 31, 2024 and $0.9 million for the three months ended December 31, 2023. The increase in R&D expense was due to higher salaries and benefits due to higher headcount. As a percentage of Net sales, R&D expense decreased to 7.0% of Net sales for the three months ended December 31, 2024 compared to 9.7% for the three months ended December 31, 2023.

Selling, general, and administrative. SG&A expenses increased $1.2 million or 38.3%, to $4.2 million from $3.0 million for the three months ended December 31, 2023. The increase in SG&A expense for the three months ended December 31, 2024 was primarily the result of increases in professional services fees of $0.2 million primarily due to acquisition related expenses and corporate initiatives. In addition, the Company incurred increased depreciation and amortization expenses of $0.5 million related to the customer relationships and backlog intangible assets resulting from the combined acquisitions and $0.3 million was due to higher salaries and benefits due to increased headcount to support the growth of the business. As a percentage of sales, selling, general and administrative expenses were 26.0% for the three months ended December 31, 2024 compared to 32.3% for the three months ended December 31, 2023.

Interest income. Interest income was negligible for the three months ended December 31, 2024 and decreased by $0.1 million as compared to the three months ended December 31, 2023. The decrease in interest income was primarily the result of a general decrease in interest rates as compared to the three months ended December 31, 2023.

Other income. The Company had no material other income for the three months ended December 31, 2024 and 2023, respectively.

Income taxes. Income tax expense was $0.2 million for the three months ended December 31, 2024 as compared to income tax expense of $0.3 million for the three months ended December 31, 2023. The effective tax rate for the three months ended December

31, 2024 was 20.1% as compared to 21.8% for the three months ended December 31, 2023. The decrease in income tax expense was primarily due to a decrease in earnings for the three months ended December 31, 2024, compared to the same period last year.

Net income. As a result of the factors described above, the Company’s net income for the three months ended December 31, 2024 was $0.7 million compared to net income of $1.1 million for the three months ended December 31, 2023. On a fully diluted basis, net income per share was $0.04 for the three months ended December 31, 2024, compared to a net income of $0.06 per share for the three months ended December 31, 2023.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	As of	As of
	December 31,	September 30,
	2024	2024
Cash and cash equivalents	$604,561	$538,977
Accounts receivable	$7,716,632	$12,612,482
Current assets	$34,055,920	$34,685,698
Current liabilities	$6,518,585	$7,265,254
Contract liability	$358,806	$340,481
Other non-current liabilities	$26,963,842	$28,478,352
Quick ratio (1)	1.28	1.81
Current ratio (2)	5.22	4.77

	Three Months Ended December 31,
	2024	2023
Cash flow activities:
Net cash provided by operating activities	$1,841,458	$4,215,735
Net cash (used in) provided by investing activities	(261,364)	2,042,892
Net cash (used in) financing activities	(1,514,510)	(8,888,486)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations, supplemented with our revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments. The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board.

Debt Facility

In connection with the June 2023 Honeywell Agreement, the Company entered into a term loan with PNC Bank for $20.0 million to fund a portion of the June 2023 Honeywell Agreement. Refer to the Company’s 2024 10K, Note 20, “Loan Agreement” for further details. In addition to providing for the Term Loan, The Loan Agreement, together with a corresponding Line of Credit Note in favor of PNC, executed on May 11, 2023, provides for the senior secured Revolving Line of Credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028.

On December 19, 2023, the Company and PNC entered into the Restated Loan Amendment and the corresponding Restated Line of Credit Note and Restated Rider, to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10,000,000 to $30,000,000 and extend the maturity date until December 19, 2028. The proceeds of the Restated

Line of Credit Note will be used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendments and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provided for a senior secured term loan in aggregate principal amount of $20,000,000, with a maturity date of June 28, 2028.

On September 30, 2024, in connection with the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement, the Company entered into the Loan 2024 Amendment with PNC, which amends certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the Loan 2024 Amendment, the Company entered into (i) A&R Revolving Line of Credit Note, and (ii) A&R Rider. The A&R Revolving Line of Credit Note provides for a senior secured revolving line of credit in an aggregate principal amount of $35,000,000, with an expiration date of December 19, 2028 (the “Revolving Line of Credit”). The interest rate applicable to loans outstanding under the Revolving Line of Credit is a rate per annum equal to the sum of (A) Daily SOFR (as defined in the A&R Revolving Line of Credit Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the A&R Revolving Line of Credit Note. The A&R Rider provides for how PNC will make advances to the Company under the Revolving Line of Credit.

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

Operating activities

Net cash provided by operating activities was $1.8 million for the three months ended December 31, 2024 and consisted primarily of funding from net income of $0.7 million and changes in working capital.

Investing activities

Net cash used in investing activities was $0.3 million for the three months ended December 31, 2024 and consisted of expenditures related to additions and improvements in the Company’s facilities and purchases of equipment and computer hardware.

Financing activities

Net cash used in financing activities was $1.5 million for the three months ended December 31, 2024 and consisted of payments against the Company’s line of credit.

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

Backlog

Three Months Ended
December 31, 2024
Backlog, beginning of period	$89,232,576
Plus: bookings during period, net	7,493,086
Less: sales recognized during period	(15,968,729)
Backlog, end of period	$80,756,933

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

At December 31, 2024, our backlog was $80.8 million compared with $89.2 million at September 30, 2024. Backlog at December 31, 2024 included $74.3 million of acquired backlog as a result of the September 27, 2024 acquisition. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 65% of our backlog over the next 12 months and approximately 98% over the next 24 months as revenue, with the remainder recognized thereafter.

During fiscal 2024, we made important progress on our commercial growth strategy highlighted by several key awards and contract wins across our commercial, military and business aviation markets. In October 2024, we announced our ThrustSense® Autothrottle system was selected by the US Army to be installed on their C-12 (B200) aircraft equipped with ProLine21 avionics suites®. Deliveries of the IS&S ThrustSense Autothrottle system for this application began in September 2024, with ongoing installations anticipated. In August 2024, we received a multi-million dollar production contract from a major aerospace company to supply our 19” Multifunction Display (MFD) with Integrated Mission Computer. This order marks our latest OEM contract and builds on existing programs with Pilatus Aircraft (“Pilatus”) for the PC-24, Textron Aviation (“Textron”) for the King Air 260/360 and The Boeing Company (“Boeing”) for the KC-46A, KC-767 and the T-7A.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the three-months ended December 31, 2024 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $5,030 with a resulting impact on cash flows of approximately $5,030 for the three months ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 30, 2024 (the “Form 10-K”). Other than as set forth below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Form 10-K.

Tariffs imposed by the United States government could have a material adverse effect on our results of operations.

The U.S. government has placed tariffs on certain goods imported from China and other countries and may impose new tariffs on goods imported from China and other countries, including products that we import. In retaliation, China and other countries responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. The U.S government has recently imposed or threatened to impose new tariffs on additional countries, including Mexico and Canada. Such tariffs could significantly increase the cost of the products that we source and may materially impact our cost of goods and business.

If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in demand for our products and services, and we may experience lower net revenues than expected. Reduced revenues may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2024.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2024.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

10.1**	Performance Stock Unit Award Agreement dated November 20, 2024 (1).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1*	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2024, SEC File Number 001-41503.

* This certification is not deemed filed with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, irrespective of any general incorporation language contained in such filing.

** Denotes compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 14, 2025	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)