Form 10-Q
period 2025-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2025-05-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 17,604,155 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	September 30,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$1,225,648	$538,977
Accounts receivable	13,823,088	12,612,482
Contract assets	1,769,373	1,680,060
Inventories	18,853,112	12,732,381
Prepaid inventory	4,430,139	5,960,404
Prepaid expenses and other current assets	1,360,211	1,161,394

Total current assets	41,461,571	34,685,698

Goodwill	6,703,104	5,213,104
Intangible assets, net	24,688,129	27,012,292
Property and equipment, net	14,733,011	13,372,298
Deferred income taxes	2,134,839	1,625,144
Other assets	165,591	473,725

Total assets	$89,886,245	$82,382,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	4,710,564	2,315,479
Accrued expenses	3,072,956	4,609,294
Contract liability	731,793	340,481

Total current liabilities	8,515,313	7,265,254

Long-term debt	27,401,323	28,027,002
Other liabilities	456,717	451,350

Total liabilities	36,373,353	35,743,606

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2025 and September 30, 2024	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,651,771 and 19,599,052 issued at March 31, 2025 and September 30, 2024, respectively	19,652	19,599
Additional paid-in capital	56,122,150	55,320,500
Retained earnings	18,739,627	12,667,093
Treasury stock, at cost, 2,096,451 shares at March 31, 2025 and at September 30, 2024, respectively	(21,368,537)	(21,368,537)

Total shareholders’ equity	53,512,892	46,638,655

Total liabilities and shareholders’ equity	$89,886,245	$82,382,261

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales:
Product	$13,180,032	$4,895,589	$23,164,266	$9,319,697
Services	8,756,182	5,843,927	14,740,677	10,727,882
Total net sales	21,936,214	10,739,516	37,904,943	20,047,579

Cost of sales:
Product	5,275,918	2,347,695	11,538,608	4,129,040
Services	5,393,073	2,809,459	8,488,655	4,813,015
Total cost of sales	10,668,991	5,157,154	20,027,263	8,942,055

Gross profit	11,267,223	5,582,362	17,877,680	11,105,524

Operating expenses:
Research and development	867,228	1,031,119	1,974,964	1,932,263
Selling, general and administrative	3,415,675	2,908,193	7,574,578	5,915,012
Total operating expenses	4,282,903	3,939,312	9,549,542	7,847,275

Operating income	6,984,320	1,643,050	8,328,138	3,258,249

Interest expense	(387,318)	(171,470)	(814,467)	(531,483)
Interest income	4,628	36,200	9,878	115,679
Other income	—	26,472	6	44,171
Income before income taxes	6,601,630	1,534,252	7,523,555	2,886,616

Income tax expense	1,265,288	325,936	1,451,021	620,950

Net income	$5,336,342	$1,208,316	$6,072,534	$2,265,666

Net income per common share:
Basic	$0.30	$0.07	$0.35	$0.13
Diluted	$0.30	$0.07	$0.34	$0.13

Weighted average shares outstanding:
Basic	17,548,844	17,456,120	17,531,328	17,453,741
Diluted	17,643,994	17,487,527	17,613,686	17,481,217

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2024	$19,599	$55,320,500	$12,667,093	$(21,368,537)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$19,635	$55,717,125	$13,403,285	$(21,368,537)	$47,771,508

Share-based compensation	17	405,025	—	—	405,042
Net income	—	—	5,336,342	—	5,336,342

Balance, March 31, 2025	$19,652	$56,122,150	$18,739,627	$(21,368,537)	$53,512,892

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,072,534	$2,265,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,004,641	826,077
Share-based compensation expense
Stock options	71,614	230,535
Restricted stock awards, MSOs and MSUs	730,089	244,520
(Gain) / Loss on disposal of property and equipment	—	(160,577)
Deferred income taxes	(504,329)	(691,803)
(Increase) decrease in:
Accounts receivable	(1,210,605)	3,682,529
Contract assets	(89,313)	(743,468)
Inventories	(4,590,467)	(2,227,708)
Prepaid expenses and other current assets	(594,459)	393,246
Other non-current assets	(12,500)	(134,544)
Increase (decrease) in:
Accounts payable	2,395,085	1,309,848
Accrued expenses	(568,588)	(382,070)
Income taxes payable	(965,650)	(148,703)
Contract liabilities	391,312	(46,709)
Net cash provided by operating activities	3,129,364	4,416,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,817,015)	(308,648)
Proceeds from the sale of property and equipment	—	2,225,810
Net cash (used in) provided by investing activities	(1,817,015)	1,917,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	—	(19,500,000)
Proceeds from line of credit note	—	24,491,634
Repayments of line of credit note	(625,678)	(13,848,749)
Net cash used in financing activities	(625,678)	(8,857,115)

Net increase (decrease) in cash and cash equivalents	686,671	(2,523,114)
Cash and cash equivalents, beginning of year	538,977	3,097,193

Cash and cash equivalents, end of year	$1,225,648	$574,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,921,000	$1,461,456
Cash paid for interest	767,820	493,078

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$1,530,265	$753,449
Transfer from prepaid inventory to purchases of property and equipment	$—	$4,539,843
Transfer from prepaid expenses and other current assets to PP&E	$119,647	$—
Transfer from intangible assets to goodwill	$1,490,000	$—
Transfer from prepaid expenses to other assets	$275,995	$—

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

Description of the Company

Incorporated in Pennsylvania in 1988, IS&S is a vertically integrated provider of flight solutions and equipment to commercial air transport, general aviation markets, the United States Department of Defense (“DoD”) and allied foreign militaries.

We operate in one business segment that designs, develops, manufactures, sells and services avionics products and systems for retrofit applications and Original Equipment Manufacturers (“OEMs”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2024 is derived from the audited financial statements of the Company. Operating results for the three- and six- months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, revenue recognition on Engineering Development Contracts (“EDC”) programs, percentage of completion on EDC contracts, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations in the period they are determined.

Reclassification

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for three and six months ended March 31, 2024. For additional information, see Note, 3 Summary of Significant Accounting Policies, (“Reclassifications”) to

the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and September 30, 2024, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,927	$—	$—

Fair Value Measurement on September 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,104	$—	$—

The March 31, 2025 and September 30, 2024 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three and six months ended March 31, 2025.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(754,432)	—
Contract asset additions	843,745	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(268,502)
Increases due to invoicing prior to satisfaction of performance obligations	—	659,814
March 31, 2025	$1,769,373	$731,793

Concentrations

Major Customers and Products

In the three months ended March 31, 2025, five customers, Lockheed Martin Corporation (“Lockheed Martin”), Atlas Air Inc. (“Atlas”), The Boeing Company (“Boeing”), Pilatus Aircraft Ltd (“Pilatus”) and Kalitta Air Inc. (“Kalitta”), accounted for 48%, 9%, 5%, 5% and 5% of net sales, respectively. In the six months ended March 31, 2025, five customers, Lockheed Martin, Boeing, Pilatus, Atlas, and Kalitta, accounted for 44%, 7%, 6%, 5%, and 4% of net sales, respectively.

In the three-months ended March 31, 2024, two customers, Pilatus and Textron Aviation, Inc. (“Textron”), accounted for 28% and 17% of net sales, respectively. In the six-months ended March 31, 2024, one customer, Pilatus accounted for 29% of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three and six months ended March 31, 2025, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and six months ended March 31, 2024, the Company had one and two suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments recorded during the three and six months ended March 31, 2025:

	Amounts Recognized as of
	Acquisition Date	Measurement	Purchase Price
	(as previously reported)	Period Adjustments	Allocation
Total consideration	$14,060,000	$—	$14,060,000

Prepaid inventory (a)	$3,191,000	$—	$3,191,000
Prepaid equipment and other current assets	160,000	—	160,000
Intangible assets (b), (d)	9,570,000	(1,490,000)	8,080,000
Goodwill (c),(d)	1,139,000	1,490,000	2,629,000
Net assets acquired	$14,060,000	$—	$14,060,000

(a)	Prepaid inventory consists primarily of raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost.
(b)	Intangible assets consists of backlog, customer relationships, and license agreements related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, Note 5, “Intangible assets” for further details.
(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the September 2024 Honeywell Agreement. Goodwill resulting from the September 2024 Honeywell Agreement has been assigned to the Company’s one reporting unit.
(d)	For the three months ended March 31, 2025, the fair market value of Intangible Assets, mostly related to Acquired Backlog was revised down to reflect lower forecasted margin.

Transition services agreement

Concurrent with the September 2024 Honeywell Agreement, the Company entered into a transition services agreement (the “2024 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2024 TSA separate from business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the 2024 TSA was determined using the with and without method. For the three and six months ended

March 31, 2025, the Company recognized no additional adjustments to prepaid expenses and other current assets within the consolidated balance sheets for services received from Honeywell.

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

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the product lines, as if the transaction had occurred on October 1, 2023:

	Three Months Ended March 31,	Six Months Ended March 31,
	2024
Net sales	$13,763,673	$25,785,544
Net income	$1,206,228	$1,607,357

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

In connection with the transaction, the Company entered into a term loan with PNC Bank, National Association for $20.0 million to fund a portion of the transaction (the “Term Loan”) – Refer to the Company’s Annual Report on Form10-K for the fiscal year ended

September 30, 2024, Note 8, “Loan Agreement” for further details. The purchase consideration transferred at the acquisition date was $35.9 million, which was entirely cash.

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
(d)

In the third quarter of 2024 and within one year from the acquisition date, the Company identified measurement period adjustments related to fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships based on facts and circumstances that existed as of the acquisition date. One of the refinements of inputs used was a change in classification of prepaid inventory to equipment of $3.7 million. The adjustments resulted in an overall increase to goodwill of $3.0 million. As a result of the measurement period adjustments to the estimated fair values of equipment and customer relationships, during the third quarter of 2024, the Company recognized $218,623 in additional depreciation expense in cost of sales and $67,500 in additional amortization expense in selling, general and administrative respectively, related to the effects that would have been recognized in previous quarters if the measurement period adjustments were recognized as of the acquisition date. For the remaining measurement period adjustments, the change to the preliminary fair value estimates did not have a material impact to the condensed consolidated statement of operations.

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

Transition services agreement

Concurrent with the June 2023 Honeywell Agreement, the Company entered into a transition services agreement (the “2023 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2023 TSA separate from the business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheet as of the acquisition date for the services to be received in the future from Honeywell. The prepaid expense related to the 2023 TSA was determined using the with and without method. As of the three months ended March 31, 2025, the 2023 TSA has been fully amortized.

Other

On July 22, 2024, the Company completed the July 2024 Honeywell Asset Acquisition of certain additional assets related to its communication and navigation product lines, including a sale of certain inventory and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its communication and navigation product lines to manufacture, upgrade and repair certain additional products for consideration of $4.2 million in cash. The Company accounted for the transaction as an asset acquisition and allocated the cost of the acquisition, including direct and incremental transaction costs, to the tangible and intangible assets based on their relative fair value as detailed under ASC 805. Definite lived assets were recorded to the relative fair value of $2,601,000 to property and equipment and $430,000 to customer relationships and backlog. Since license agreements are indefinite lived assets, they were recorded at fair value in the amount of $1,240,000 in accordance with ASC 805.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	March 31,	September 30,
	2025	2024
Raw materials	$15,496,589	$9,862,591
Work-in-process	1,999,270	1,357,504
Finished goods	1,357,253	1,512,286
	$18,853,112	$12,732,381

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2025	2024
Prepaid insurance	$387,401	$54,197
Honeywell TSA Agreement	—	140,000
Other	972,810	967,197
	$1,360,211	$1,161,394

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of March 31, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,085,019)	10,519,308
Backlog (b)	4,850,000	—	(485,000)	4,365,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(3,208,304)	$24,688,129

	As of September 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,008,332	—	(1,459,861)	11,548,471
Backlog (b)	6,310,000	—	—	6,310,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,154,838	$(44,400)	$(2,098,146)	$27,012,292

(a)	As part of the September 2024 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition, and the June 2023 Honeywell Agreement transactions, the Company acquired intangible assets related to the license agreements for the license rights to use certain Honeywell intellectual property, backlog and customer relationships. The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	As part of the September 2024 Honeywell Agreement, the Company acquired intangible assets related to backlog with a useful life of four years.

(c)	The licensing, and certification rights are amortized over a defined number of units.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships and backlog as of March 31, 2025 is as follows:

Amortization Expense
2025 (six months remaining)	$1,105,514
2026	2,211,027
2027	2,211,027
2028	2,211,027
2029	2,211,027
Thereafter	4,934,686
Total	$14,884,308

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2025	2024
Computer equipment	$3,035,687	$2,416,795
Furniture and office equipment	984,205	984,205
Buildings and improvements	7,569,240	6,198,690
Equipment other	15,426,979	15,161,225
Land	1,021,245	1,021,245
	28,037,356	25,782,160
Less accumulated depreciation and amortization	(13,304,345)	(12,409,862)
	$14,733,011	$13,372,298

Depreciation and amortization related to property and equipment was $272,390 and $146,156 for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization related to property and equipment was $894,483 and $271,684 for the six months ended March 31, 2025 and 2024, respectively.

In connection with June 2023 Honeywell Agreement, during the 18- month period following closing, which ended December 31, 2024, the Company received various inventory and PP&E, which was accounted for as of the acquisition date as prepaid inventory. Rotables comprised a significant portion of the PP&E received during that 18-month period. Rotables are parts that are not designed to be discarded after a certain period of use but rather are intended to be restored to a serviceable condition and reused. The Company had historically depreciated rotables inventory on a straightline basis, over 5 years. During the second quarter of 2025, the Company updated its analysis of the economic lives of various owned rotable assets. As a result of this update, to better reflect the revised estimate of physical lives of rotable assets, the Company changed its useful lives estimate of rotable assets from 5 years to 10 years, effective as of January 1, 2025.

ASC Topic 250, “Accounting Changes and Error Corrections” (“ASC 250”), specifically ASC 250-10-45-17 states that, “changes in accounting estimates should not be accounted for by restating or retrospectively adjusting the amounts reported in prior period financial statements or by reporting pro forma amounts. Instead, a change in accounting estimate should be accounted for in the period of change and prospective periods.”

Adhering to the guidance found in ASC 250, the Company recognized the change in depreciation expense of Rotable assets prospectively as of January 1, 2025. The change in accounting estimate decreased depreciation expense $0.4 million, or $ 0.02 per diluted share, for the three months ended March 31, 2025.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2025	2024
Operating lease right-of-use assets	$—	$2,100
Other non-current assets	165,591	471,625
	$165,591	$473,725

Other non-current assets as of March 31, 2025 and September 30, 2024 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2025	2024
Warranty	$565,033	$596,538
Salary, benefits and payroll taxes	832,858	1,685,372
Professional fees	—	262,320
Operating lease	—	2,100
Income tax payable	228,535	1,194,185
Other	1,446,530	868,779
	$3,072,956	$4,609,294

Warranty cost and accrual information for the three and six months ended March 31, 2025 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2025	March 31, 2025
Warranty accrual, beginning of period	$522,724	$596,538
Accrued expense (Adjustment)	67,000	47,000
Warranty cost	(24,691)	(78,505)
Warranty accrual, end of period	$565,033	$565,033

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

The effective tax rate for the three months ended March 31, 2025 was 19.2% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits and certain nondeductible expenses.

The effective tax rate for the three months ended March 31, 2024 was 21.2% and differs from the statutory tax rate primarily due to higher state taxes due to a taxable gain from the sale of the Company’s King Air aircraft.

The effective tax rate for the six months ended March 31, 2025 was 19.3% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits and certain nondeductible expenses.

The effective tax rate for the six-months ended March 31, 2024 was 21.5% and differs from the statutory tax rate primarily due to higher state taxes due to a taxable gain from the sale of the Company’s King Air aircraft.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of March 31, 2025, there were 1,518,517 shares of common stock available for awards under the 2019 Plan.

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

Market-Based Restricted Stock Units

During the three months ended December 31, 2024, to better align executive compensation with the Company’s Total Shareholder Return, the Board approved a special one-time grant of 201,000 market-based restricted stock units (“MSUs”) to the Company’s Chief Executive Officer under the terms and conditions of the 2019 Plan. The MSU is a restricted stock unit containing vesting terms conditional upon the attainment of both 1) continued service to vesting and 2) stock price appreciation targets indexed against the Company’s actual stock price performance over a specified measurement period. Under the terms of the 2019 Plan, no MSUs are eligible for vesting prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Subject to the terms of the 2019 Plan, under the terms of the grant, the MSU will vest as follows:

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

Additionally, if the tranche of MSUs subject to vesting pursuant to (1) above does not vest on or before November 20, 2027, then, with respect to such MSUs, the target trading price for the Company’s common stock will be increased to twelve dollars ($12.00) per share, such that the MSUs subject to (1) above will vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than twelve dollars ($12.00) per share for twenty (20) consecutive trading days.

Any MSUs that have not vested on or before the fourth anniversary of the grant date are immediately forfeited.

With respect to each MSU that becomes vested in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSUs.

The Company estimated both the grant-date fair value of the MSUs and the derived vesting periods using a Monte Carlo simulation with the following input assumptions:

Number of MSUs Granted	201,000
Grant Date	November 20, 2024
Grant Date Stock Price	$ 7.72
Expected Dividend Rate	0%
Expected Volatility	48%
Weighted average risk-free interest rate	4.27%
Contractual Term	4 years

Utilizing Monte Carlo simulation, the MSUs grant date fair value was estimated to be $1,109,340 with a $5.52 weighted average grant date fair value per award and the derived vesting periods were estimated to be between 1.2 years and 1.7 years.

For the three and six months ended March 31, 2025, the Company recognized $112,834 and $229,942, respectively of compensation expense related to MSU awards.

As of March 31, 2025, unrecognized compensation expense of $879,398 associated with non-vested MSUs will be recognized in future periods under the 2019 Plan. During the three and six months ended March 31, 2025, no MSUs vested or were forfeited.

On February 13, 2025, the performance condition for 67,000 units of MSUs granted to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

Time Based Stock Options with market based exercisability conditions

During the three months ended March 31, 2025, in a continuing effort to more closely correlate executive compensation with the Company’s Total Shareholder Return, the Board approved a grant of 72,062 time vested stock options with a market based exercise price condition (“MSOs”) to the Company’s Chief Executive Officer and 33,259 MSOs to the Company’s Chief Financial Officer under the terms and conditions of the Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

The MSOs are similar to traditional time vested stock options and vest over four years, with 25% vesting on the first anniversary of the grant date (February 19, 2026) and the remaining shares vesting quarterly at 6.25% on the last business day of May, August, November, and February of calendar years two, three and four from date of grant. However, the MSOs only become exercisable if the Company's share price reaches or exceeds the date of grant closing stock price of $8.59 plus a targeted market threshold of 15% ($9.88) for 20 consecutive trading days at any time during the four-year vesting period. Once this market threshold is met, the vested shares can be exercised according to the vesting schedule and the terms and conditions set forth in the 2019 Plan.

No MSOs are eligible for vesting or exercise prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions.

With respect to each MSO that becomes exercised in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSOs.

The Company estimated the grant-date fair value of the MSOs awards using a Monte Carlo simulation with the following input assumptions:

Number of MSOs granted	105,321
Grant Date	02/18/25
Grant Date Stock Price	$ 8.27
Expected Dividend Rate	0%
Expected Volatility	47%
Weighted average risk-free interest rate	4.29%
Exercise price	$ 8.59
Contractual Term	10 years

Utilizing Monte Carlo simulation, the aggregate MSOs grant date fair value was estimated to be $474,998 with a $4.51 weighted average grant date fair value per option and vesting periods were estimated to be between 1 years and 4 years with a 10 year contractual term.

For the three and six months ended March 31, 2025, the Company recognized $13,646 of compensation expense related to the MSO awards.

As of March 31, 2025, unrecognized compensation expense of $461,352 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan. During the three and six months ended March 31, 2025, no MSOs vested or were forfeited.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $207,126 and $219,748 for the three months ended March 31, 2025 and 2024, respectively.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $413,651 and $375,328 for the six months ended March 31, 2025 and 2024, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $71,438 and $49,590 for the three months ended March 31, 2025 and 2024, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $144,464 and $99,726 for the six months ended March 31, 2025 and 2024, respectively.

Total compensation expense associated with the 2019 Plan was $405,025 and $269,338 for the three months ended March 31, 2025 and 2024, respectively.

Total compensation expense associated with the 2019 Plan was $801,650 and $475,055 for the six months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, unrecognized compensation expense of approximately $1,431,266 net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of March 31, 2025, unrecognized compensation expense of approximately $348,618, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

5. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$5,336,342	$1,208,316	$6,072,534	$2,265,666
Denominator:
Basic weighted average shares	17,548,844	17,456,120	17,531,328	17,453,741
Dilutive effect of share-based awards	95,150	31,407	82,358	27,476
Diluted weighted average shares	17,643,994	17,487,527	17,613,686	17,481,217

Net income per common share:
Basic	$0.30	$0.07	$0.35	$0.13
Diluted	$0.30	$0.07	$0.34	$0.13

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share”. Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion, or exercise of all dilutive securities such as employee stock options MSUs and RSUs.

The number of incremental shares from the assumed exercise of time vested stock options , MSOs, and RSUs is calculated by using the treasury stock method. The number of incremental shares from assumed vestings of MSUs is calculated using the ‘if-converted method.’ As of March 31, 2025 no outstanding MSUs were included in the three and six months ended March 31, 2025 weighted-average diluted shares calculation using the if converted method. As of March 31, 2025 and 2024, there were 433,655 and 297,014 options to purchase common stock outstanding, respectively, and 201,000 and 0 MSUs subject to vesting outstanding, respectively.

As of March 31, 2025 and 2024, there were 194,914 and 173,555 shares of restricted stock units subject to vesting outstanding, respectively. The weighted average outstanding diluted shares calculation excludes time vested options and MSOs with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three months ended March 31, 2025 and 2024, respectively, 136,613 and 243,749 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2025 and 2024, respectively, 249,113 and 228,579 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Sales to Eclipse amounted to approximately $14,900 and $9,000 for the three months ended March 31, 2025 and 2024, respectively.

Sales to Eclipse amounted to approximately $17,600 and $93,000 for the six months ended March 31, 2025 and 2024, respectively.

A company in which Parizad Olver (Parchi), a former member of the Board, is the managing partner and has an ownership interest, received a consulting fee of $72,990 in November 2023 for services provided in connection with the sale of the Company’s 2008 Super King Air B200GT SN BY-50.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL will provide consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. For the three and six months ended March 31, 2025, the Company paid PAL $28,500 and $57,000, respectively.

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

The Company was in compliance with all applicable covenants throughout and at March 31, 2025. As of the three months ended March 31, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit was $27,401,323 with an effective interest rate of 5.9 percent. As of March 31, 2025, the Company had availability of $7,598,677 under the A&R Revolving Line of Credit.

9. Subsequent Events

None

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

All forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and in Item 1A (Risk Factors) to Part II of this Quarterly Report on Form 10-Q, as well as the following factors:

●	market acceptance of the Company’s ThrustSense® full-regime Autothrottle, Vmca Mitigation, FPDS, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends, including tariffs and other trade restrictions on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;

●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights;
●	the ability to respond to technological change;
●	failure to retain/recruit key personnel;
●	risks related to succession planning;
●	a cyber security incident;
●	risks related to our self-insurance program;
●	ability to successfully manage and integrate key acquisitions, mergers and other transactions, such as the recent asset acquisition of certain Inertial, Communication and Navigation product lines from Honeywell International, Inc., as well as the failure to realize expected synergies and benefits anticipated when we make an acquisition;
●	potential future acquisitions or dispositions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the United States Securities and Exchange Commission (the “SEC”).

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

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

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

Following the acquisition of Honeywell’s military display generators and flight control computers business, Honeywell has continued to manufacture these products and maintain related inventory at its facilities under the September 2024 Honeywell Agreement. Revenue and costs from this production are attributed to and reported by the Company, but the Company relies on Honeywell for access to the operational and financial data needed to prepare its financial statements. The Company has limited ability to oversee the operations or verify the data received from Honeywell, making it difficult to predict revenues and gross margins.  Over the coming months, the production of the military display generators and flight control computers business will cease at Honeywell facilities and transition to the Company’s facilities.  During this transition process, production will be temporarily halted while the Company ramps up its production and inventory at its facilities. In anticipation of the transition, Honeywell is expected to accelerate its production of these products in the short term.  This will likely lead to a spike in revenues in the short term followed by a temporary dip in revenues before revenues are normalized.

As a result, the Company anticipates revenues related to the September 2024 Honeywell Agreement will continue to fluctuate significantly over the next few quarters.   The transition from Honeywell to Company facilities will involve certain risks that may impact operational performance and reported results.  While the Company cannot assure that the transition will not adversely affect operations and reported results, it is committed to closely monitoring the integration process and providing updates as necessary.  The Company remains confident in the long-term benefits of the Honeywell acquisitions.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2024 contains a discussion of these critical accounting policies. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2025 as set forth herein.

In connection with June 2023 Honeywell Agreement, during the 18- month period following closing, which ended December 31, 2024, the Company received various components of PP&E. Rotables are parts that are not designed to be discarded after a certain period of use but rather are intended to be restored to a serviceable condition and reused. The Company had historically depreciated rotables PP&E on a straightline basis, over 5 years. During the second quarter of 2025, the Company updated its analysis of the economic lives of various owned rotable assets. As a result of this update, to better reflect the revised estimate of physical lives of rotable assets, the Company changed its useful lives estimate of rotable assets from 5 years to 10 years, effective as of January 1, 2025.

ASC 250, specifically ASC 250-10-45-17 states that, “changes in accounting estimates should not be accounted for by restating or retrospectively adjusting the amounts reported in prior period financial statements or by reporting pro forma amounts. Instead, a change in accounting estimate should be accounted for in the period of change and prospective periods.”

Adhering to the guidance found in ASC 250, the Company recognized the change in depreciation expense of Rotable assets prospectively as of January 1, 2025. The change in accounting estimate decreased depreciation expense $0.4 million, or $ 0.02 per diluted share, for the three months ended March 31, 2025.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

MARCH 31, 2025 AND 2024

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales:
Product	60.1%	45.6%	61.1%	46.5%
Services	39.9%	54.4%	38.9%	53.5%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	24.1%	21.9%	30.4%	20.6%
Services	24.6%	26.1%	22.4%	24.0%
Total cost of sales	48.6%	48.0%	52.8%	44.6%

Gross profit	51.4%	52.0%	47.2%	55.4%

Operating expenses:
Research and development	4.0%	9.6%	5.3%	9.6%
Selling, general and administrative	15.6%	27.1%	20.0%	29.5%
Total operating expenses	19.6%	36.7%	25.2%	39.1%

Operating income	31.8%	15.3%	22.0%	16.3%

Interest expense	(1.8)%	(1.6)%	(2.1)%	(2.7)%
Interest income	0.0%	0.3%	0.0%	0.6%
Other income	—%	0.2%	0.0%	0.2%

Income before income taxes	30.0%	14.3%	19.8%	14.4%

Income tax expense	5.7%	3.0%	3.8%	3.1%

Net income	24.3%	11.3%	16.0%	11.3%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Historically, the Company presented Net Sales and Cost of Sales related to each of Customer service and Engineering and development contracts separately on the Consolidated Statements of Operations. For the three and six months ended March 31, 2025, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for the three and six months ended March 31, 2024. For additional information, see Note 3, Summary of Significant Accounting Policies, (“Reclassifications”) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Net sales. Net sales for the three months ended March 31, 2025 increased $11.2 million, or 104.3%, to $21.9 million from $10.7 million for the three months ended March 31, 2024. Net sales of $21.9 million for the three months ended March 31, 2025 was comprised of $11.1 million in organic Net sales and $10.8 million in Net sales related to the September 2024 Honeywell Agreement. The increase in Net sales was driven primarily by a $8.3 million, or 169.2%, increase in Product sales of which $7.9 million were derived from Honeywell military products. This quarter’s Net sales benefitted from an acceleration of the production and sales of Honeywell’s military product line in anticipation of Honeywell ceasing production at its own facilities and transitioning that production to the Company’s facilities. Net sales also benefited from an increase in commercial air transport sales of $3.7 million partially offset by $2.7 million of reduced shipsets in business aviation and $0.7 million of reduced shipsets in military. Service sales for the three months ended March 31, 2025 increased $2.9 million, or 49.8%, compared to Services sales for the three months ended March 31, 2024. The increase in service sales primarily reflects increases in engineering development services of $0.4 million and an increase in customer service sales from the product lines acquired from Honeywell of $3.0 million, partially offset by lower legacy customer service revenue of $0.5 million.

Cost of sales. Cost of sales was $10.7 million, or 48.6% of Net sales, for the three months ended March 31, 2025 compared to $5.2 million, or 48% of Net sales, for the three months ended March 31, 2024. The increase in Cost of sales was primarily the result of an increase in overall sales volume. The Company’s overall gross margin for the three months ended March 31, 2025 was 51.4% compared to 52.0% for the three months ended March 31, 2024. The decrease in overall gross margin percentage for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 is primarily the result of changes in product mix. The factors that have been, and will continue to, affect the Company’s gross margin capture include depreciation resulting from recent product line acquisitions and the increased weight of military sales in the Company’s sales mix.

Research and development. R&D expense decreased $0.2 million, or 15.9%, to $0.9 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024. As a percentage of net sales, R&D expenses decreased to 4.0% of net sales for the three months ended March 31, 2025 from 9.6% of net sales for the three months ended March 31, 2024. The decrease in R&D expenses in the quarter was primarily the result of recharacterizing $0.2 million of R&D expense as Cost of sales related to the EDC sales.

Selling, general, and administrative. SG&A expenses increased by $0.5 million or 17.4%, to $3.4 million from $2.9 million for the three months ended March 31, 2024. The increase in SG&A expense for the three months ended March 31, 2025 was primarily the result of third party and other fees of $0.1 million, $0.1 million related to the customer relationships and backlog intangible assets resulting from the combined acquisitions and $0.2 million due to employee related expenses and benefits resulting from increased headcount. As a percentage of Net sales, SG&A expenses were 15.6% for the three months ended March 31, 2025 compared to 27.1% for the three months ended March 31, 2024.

Interest income. Interest income was negligible for the three months ended March 31, 2025 and 2024, respectively.

Other income. The Company had no material other income for the three months ended March 31, 2025 and 2024, respectively.

Income taxes. Income tax expense was $1.3 million for the three months ended March 31, 2025 as compared to income tax expense of $0.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was 19.2 % as compared to 21.2% for the three months ended March 31, 2024. The increase in income tax expense was primarily due to higher taxable earnings for the three months ended March 31, 2025, compared to the same period last year.

Net income. As a result of the factors described above, the Company’s net income for the three months ended March 31, 2025 was $5.3 million compared to net income of $1.2 million for the three months ended March 31, 2024. On a fully diluted basis, net income per share was $0.30 for the three months ended March 31, 2025, compared to a net income of $0.07 per share for the three months ended March 31, 2024.

Six Months Ended March 31, 2025 Compared to the Six Months Ended March 31, 2024

Net sales. Net sales for the six months ended March 31, 2025 increased by $17.9 million, or 89.1%, to $37.9 million from $20.0 million for the six months ended March 31, 2024. Net sales of $37.9 million for the six months ended March 31, 2025 was comprised of $21.2 million in organic Net sales and $16.7 million in Net sales related to the September 2024 Honeywell Agreement. The increase in Net sales was driven primarily by a $13.8 million, or 147.6%, increase in Product sales derived from the September 2024 Honeywell Agreement. and an increase in commercial air transport sales of $5.0 million, offset by $3.5 million of reduced shipsets in business aviation and $1.5 million of reduced shipsets in military. Service sales for the six months ended March 31, 2024 increased $4.0 million, or 37.4%, compared to Services sales for the six months ended March 31, 2024. The increase in service sales primarily reflects increases in engineering development services of $1.2 million and an increase in customer service sales from the product lines acquired from Honeywell of $3.8 million, partially offset by lower legacy customer service revenue of $1.0 million.

Cost of sales. Cost of sales was $20.0 million, or 52.8% of Net sales, for the six months ended March 31, 2025 compared to $8.9 million, or 44.6% of Net sales, for the six months ended March 31, 2024. The increase in Cost of sales was primarily the result of an increase in overall sales volume. The Company’s overall gross margin for the six months ended March 31, 2025 was 47.2% compared to 55.4% for the six months ended March 31, 2024. The decrease in overall gross margin percentage for the six months ended March 31, 2025, compared to the six months ended March 31, 2024 is primarily the result of changes in product mix, increased depreciation and cost inefficiencies due to hiring and training of additional personnel and other integration costs associated with the September 2024 Honeywell Agreement. The factors that have been, and will continue to effect the Company’s gross margin capture include depreciation resulting from recent product line acquisitions and the increased weight of military sales in the Company’s sales mix.

Research and development. R&D expense increased less than $0.1 million, or 2.2%, to $2.0 million for the six months ended March 31, 2025 from $1.9 million for the six months ended March 31, 2024. As a percentage of net sales, R&D expenses decreased to 5.3% of net sales for the six months ended March 31, 2025 from 9.6% of net sales for the six months ended March 31, 2024. The decrease in R&D expense as a percent of sales for the six months ended March 31, 2025 compared to the same period last year was primarily the result of recharacterizing $0.4 million of R&D expenses as Cost of sales related to the EDC sales.

Selling, general, and administrative. SG&A expenses increased $1.7 million or 28.0%, to $7.6 million from $5.9 million for the six months ended March 31, 2024. The increase in SG&A expense for the six months ended March 31, 2025 was primarily the result of increases in professional services fees and other related fees of $0.3 million primarily due to acquisition related expenses and corporate initiatives. In addition, the Company incurred increased depreciation and amortization expenses of $0.6 million related to the customer relationships and backlog intangible assets resulting from the combined acquisitions and $0.6 million due to employee related expenses and benefits resulting from increased headcount. As a percentage of Net sales, SG&A expenses were 20.0% for the six months ended March 31, 2025 compared to 29.5% for the six months ended March 31, 2024.

Interest income. Interest income was negligible for the six months ended March 31, 2025 and decreased by $0.1 million as compared to the six months ended March 31, 2024. The decrease in interest income was primarily the result of a general decrease in interest rates as compared to the six months ended March 31, 2024.

Other income. The Company had no material other income for the six months ended March 31, 2025 and 2024, respectively.

Income taxes. Income tax expense was $1.5 million for the six months ended March 31, 2025 as compared to income tax expense of $0.6 million for the six months ended March 31, 2024. The effective tax rate for the six months ended March 31, 2025 was 19.3% as compared to 21.5% for the six months ended March 31, 2024. The increase in income tax expense was primarily due to a higher taxable earnings for the six months ended March 31, 2025, compared to the same period last year.

Net income. As a result of the factors described above, the Company’s net income for the six months ended March 31, 2025 was $6.1 million compared to net income of $2.3 million for the six months ended March 31, 2024. On a fully diluted basis, net income per share was $0.34 for the six months ended March 31, 2025, compared to a net income of $0.13 per share for the six months ended March 31, 2024.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	As of	As of
	March 31,	September 30,
	2025	2024
Cash and cash equivalents	$1,225,648	$538,977
Accounts receivable	$13,823,088	$12,612,482
Current assets	$41,461,571	$34,685,698
Current liabilities	$8,515,313	$7,265,254
Contract liability	$731,793	$340,481
Other non-current liabilities	$27,858,040	$28,478,352
Quick ratio (1)	1.77	1.81
Current ratio (2)	4.87	4.77

	Six Months Ended March 31,
	2025	2024
Cash flow activities:
Net cash provided by operating activities	$3,129,364	$4,416,839
Net cash (used in) provided by investing activities	(1,817,015)	1,917,162
Net cash (used in) provided by financing activities	(625,678)	(8,857,115)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

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

Debt Facility

In connection with the June 2023 Honeywell Agreement, the Company entered into a term loan with PNC Bank for $20.0 million to fund a portion of the June 2023 Honeywell Agreement. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, Note 20, “Loan Agreement” for further details. In addition to providing for the Term Loan, The Loan Agreement, together with a corresponding Line of Credit Note in favor of PNC, executed on May 11, 2023, provides for the senior secured Revolving Line of Credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028.

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

As of March 31, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit was $27,401,323 with an effective interest rate of 5.9 percent. As of March 31, 2025, the Company had availability of $7,598,677 under the A&R Revolving Line of Credit.

Future Funding Requirements

The Company’s existing cash balances, anticipated cash flows from operations and current banking facility are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months, which include funding requirements for working capital, construction in process related to progress payments in support of the Company’s facilities expansion as well as computer software integration associated with the Company’s Netsuite ERP system.

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

Operating activities

Net cash provided by operating activities was $3.1 million for the six months ended March 31, 2025 and consisted primarily of funding from net income of $6.1 million and changes in working capital.

Investing activities

Net cash used in investing activities was $1.8 million for the six months ended March 31, 2025 and consisted of expenditures related to additions and improvements in the Company’s facilities and purchases of equipment and computer hardware.

Financing activities

Net cash used in financing activities was $0.6 million for the six months ended March 31, 2025 and consisted of payments against the Company’s line of credit.

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

Backlog

	Three Months Ended	Six Months Ended
	March 31, 2025
Backlog, beginning of period	$80,756,933	$89,232,576
Plus: bookings during period, net	20,777,796	28,270,882
Less: sales recognized during period	(21,936,214)	(37,904,943)
Backlog, end of period	$79,598,515	$79,598,515

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

At March 31, 2025, our backlog was $79.6 million compared with $89.2 million at September 30, 2024. Backlog at March 31, 2025 included $66.0 million of acquired backlog as a result of the September 27, 2024 acquisition. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 59% of our backlog over the next 12 months and approximately 81% over the next 24 months as revenue, with the remainder recognized thereafter.

During fiscal 2024, we made important progress on our commercial growth strategy highlighted by several key awards and contract wins across our commercial, military and business aviation markets. In October 2024, we announced our ThrustSense® Autothrottle system was selected by the US Army to be installed on their C-12 (B200) aircraft equipped with ProLine21 avionics suites®. Deliveries of the IS&S ThrustSense Autothrottle system for this application began in September 2024, with ongoing installations anticipated. In August 2024, we received a multi-million dollar production contract from a major aerospace company to supply our 19” Multifunction Display (MFD) with Integrated Mission Computer. This order marks our latest OEM contract and builds on existing programs with Pilatus for the PC-24, Textron for the King Air 260/360 and Boeing for the KC-46A, KC-767 and the T-7A.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the six months ended March 31, 2025 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $14,917 with a resulting impact on cash flows of approximately $14,917 for the six months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 30, 2024. Other than as set forth below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form10-K for the fiscal year ended September 30, 2024 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024.

Tariffs imposed by the United States government could have a material adverse effect on our results of operations.

During Fiscal 2025, the United States government announced tariffs on goods imported into the United States from numerous countries. In response, multiple nations countered with reciprocal tariffs and trade restrictions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies , treaties and tariffs. The U.S. government has stated that it is willing to negotiate with other countries regarding the tariffs and trade restrictions. If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. The tariffs implemented by the United States and other countries along with any additional tariffs or trade restrictions implemented by such countries, may negatively impact demand and the Company’s supply chain, resulting in an increase in some product costs. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market’s fear of an economic slowdown could lead to a decrease in demand for our products and services, which could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2025.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the quarter ended March 31, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 15, 2025	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)