Form 10-Q
period 2025-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2025-08-14
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 17,628,163 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	September 30,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$601,759	$538,977
Accounts receivable	11,536,254	12,612,482
Contract assets	1,135,671	1,680,060
Inventories	20,722,664	12,732,381
Prepaid inventory	3,872,279	5,960,404
Prepaid expenses and other current assets	1,942,806	1,161,394

Total current assets	39,811,433	34,685,698

Goodwill	6,703,104	5,213,104
Intangible assets, net	24,135,372	27,012,292
Property and equipment, net	18,153,271	13,372,298
Deferred income taxes	2,583,542	1,625,144
Other assets	397,866	473,725

Total assets	$91,784,588	$82,382,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	5,109,191	2,315,479
Accrued expenses	3,639,396	4,609,294
Contract liability	2,529,533	340,481

Total current liabilities	11,278,120	7,265,254

Long-term debt	23,258,511	28,027,002
Other liabilities	459,131	451,350

Total liabilities	34,995,762	35,743,606

Commitments and contingencies (See Note 6)

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2025 and September 30, 2024	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 19,716,152 and 19,599,052 issued at June 30, 2025 and September 30, 2024, respectively	19,716	19,599
Additional paid-in capital	56,954,206	55,320,500
Retained earnings	21,183,441	12,667,093
Treasury stock, at cost, 2,096,451 shares at June 30, 2025 and at September 30, 2024, respectively	(21,368,537)	(21,368,537)

Total shareholders’ equity	56,788,826	46,638,655

Total liabilities and shareholders’ equity	$91,784,588	$82,382,261

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales:
Product	$16,601,648	$5,127,056	$39,765,914	$14,446,753
Services	7,543,184	6,638,579	22,283,861	17,366,461
Total net sales	24,144,832	11,765,635	62,049,775	31,813,214

Cost of sales:
Product	11,548,790	2,106,629	23,087,398	6,235,668
Services	4,013,807	3,379,185	12,502,462	8,192,200
Total cost of sales	15,562,597	5,485,814	35,589,860	14,427,868

Gross profit	8,582,235	6,279,821	26,459,915	17,385,346

Operating expenses:
Research and development	916,829	1,099,367	2,891,793	3,031,630
Selling, general and administrative	4,151,074	3,143,334	11,725,652	9,058,347
Total operating expenses	5,067,903	4,242,701	14,617,445	12,089,977

Operating income	3,514,332	2,037,120	11,842,470	5,295,369

Interest expense	(407,459)	(172,784)	(1,221,926)	(704,267)
Interest income	4,623	5,826	14,501	121,505
Other income	—	12,869	6	57,040
Income before income taxes	3,111,496	1,883,031	10,635,051	4,769,647

Income tax expense	667,682	330,511	2,118,703	951,461

Net income	$2,443,814	$1,552,520	$8,516,348	$3,818,186

Net income per common share:
Basic	$0.14	$0.09	$0.49	$0.22
Diluted	$0.14	$0.09	$0.48	$0.22

Weighted average shares outstanding:
Basic	17,601,814	17,461,652	17,554,824	17,455,903
Diluted	17,835,748	17,467,259	17,709,795	17,476,089

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2024	$19,599	$55,320,500	$12,667,093	$(21,368,537)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$19,635	$55,717,125	$13,403,285	$(21,368,537)	$47,771,508

Share-based compensation	17	405,025	—	—	405,042
Net income	—	—	5,336,342	—	5,336,342

Balance, March 31, 2025	$19,652	$56,122,150	$18,739,627	$(21,368,537)	$53,512,892

Share-based compensation	64	832,056	—	—	832,120
Net income	—	—	2,443,814	—	2,443,814

Balance, June 30, 2025	$19,716	$56,954,206	$21,183,441	$(21,368,537)	$56,788,826

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,516,348	$3,818,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,825,051	1,437,232
Share-based compensation expense
Stock options	107,450	265,024
Restricted stock awards, MSOs and MSUs	1,526,373	460,931
Gain on disposal of property and equipment	—	(160,577)
Deferred income taxes	(950,618)	(623,683)
(Increase) decrease in:
Accounts receivable	1,076,229	2,414,052
Contract assets	544,389	(611,162)
Inventories	(5,902,159)	(3,275,938)
Prepaid expenses and other current assets	(1,177,053)	309,943
Other non-current assets	(244,775)	(364,041)
Increase (decrease) in:
Accounts payable	2,793,712	2,006,601
Accrued expenses	(325,020)	(92,237)
Income taxes payable	(642,779)	(221,615)
Contract liabilities	2,189,052	(11,825)
Net cash provided by operating activities	10,336,200	5,350,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,504,928)	(511,927)
Proceeds from the sale of property and equipment	—	2,225,810
Net cash (used in) provided by investing activities	(5,504,928)	1,713,883

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term note	—	(19,500,000)
Proceeds from line of credit note	—	29,044,688
Repayments of line of credit note	(4,768,490)	(19,185,614)
Net cash used in financing activities	(4,768,490)	(9,640,926)

Net increase (decrease) in cash and cash equivalents	62,782	(2,576,152)
Cash and cash equivalents, beginning of year	538,977	3,097,193

Cash and cash equivalents, end of year	$601,759	$521,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,712,100	$1,913,456
Cash paid for interest	1,187,398	649,265

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$2,088,125	$5,124,521
Transfer from prepaid inventory to purchases of property and equipment	$—	$3,729,000
Transfer from prepaid inventory to goodwill	$—	$516,580
Transfer from prepaid inventory to intangible assets, net	$—	$800,000
Transfer from prepaid expenses and other current assets to PP&E	$119,647	$—
Transfer from other assets to PP&E	$318,534	$—
Transfer from intangible assets to goodwill	$1,490,000	$—
Transfer from prepaid expenses to other assets	$275,995	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2024 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, long term contracts, evaluation of allowances for doubtful accounts, inventory obsolescence, product warranty cost liabilities, income taxes, revenue recognition on Engineering Development Contracts (“EDC”) programs, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill impairment and contingencies. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the condensed consolidated statements of operations in the period they are determined.

Reclassification

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for three and nine months ended June 30, 2024. For additional information, see Note, 3 Summary of Significant Accounting Policies, (“Reclassifications”) to the

Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and September 30, 2024, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$487,041	$—	$—

Fair Value Measurement on September 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,104	$—	$—

The June 30, 2025 and September 30, 2024 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three and nine months ended June 30, 2025.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(1,285,317)	—
Contract asset additions	740,928	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(280,322)
Increases due to invoicing prior to satisfaction of performance obligations	—	2,469,374
June 30, 2025	$1,135,671	$2,529,533

Concentrations

Major Customers and Products

In the three months ended June 30, 2025, one customer, Lockheed Martin Corporation (“Lockheed Martin”), accounted for 52% of net sales. In the nine months ended June 30, 2025, one customer, Lockheed Martin accounted for 47% of net sales.

In the three months ended June 30, 2024, two customers, Pilatus Aircraft Ltd (“Pilatus”) and Lufthansa Technik AG, accounted for 21% and 10% of net sales, respectively. In the nine months ended June 30, 2024, one customer, Pilatus accounted for 26% of net sales.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three and nine months ended June 30, 2025, the Company had two and one suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

For the three and nine months ended June 30, 2024, the Company had two and one suppliers, respectively, that were individually responsible for greater than 10% of the Company’s total inventory related purchases.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of the standard on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are evaluating the impact of the standard on our disclosures.

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

The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments recorded during the three and nine months ended June 30, 2025:

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

Transition services agreement

Concurrent with the September 2024 Honeywell Agreement, the Company entered into a transition services agreement (the “2024 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2024 TSA separate from business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the 2024 TSA was determined using the with and without method. For the three and nine months ended

June 30, 2025, the Company recognized no additional adjustments to prepaid expenses and other current assets within the consolidated balance sheets for services received from Honeywell.

Unaudited actual and pro forma information

The following unaudited pro forma summary presents consolidated information of the Company, including the product lines, as if the transaction had occurred on October 1, 2023:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024
Net sales	$43,461,688	$69,247,232
Net income	$5,568,686	$7,176,043

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

Transition services agreement

Concurrent with the June 2023 Honeywell Agreement, the Company entered into a transition services agreement (the “2023 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2023 TSA separate from the business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheet as of the acquisition date for the services to be received in the future from Honeywell. The prepaid expense related to the 2023 TSA was determined using the with and without method. As of the three months ended June 30, 2025, the 2023 TSA has been fully amortized.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	June 30,	September 30,
	2025	2024
Raw materials	$15,696,418	$9,862,591
Work-in-process	3,637,500	1,357,504
Finished goods	1,388,746	1,512,286
	$20,722,664	$12,732,381

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2025	2024
Prepaid insurance	$235,952	$54,197
Honeywell TSA Agreement	—	140,000
Other	1,706,854	967,197
	$1,942,806	$1,161,394

Intangible assets

The Company’s intangible assets other than goodwill are as follows:

	As of June 30, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,395,276)	10,209,051
Backlog (b)	4,850,000	—	(727,500)	4,122,500
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(3,761,061)	$24,135,372

	As of September 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,008,332	—	(1,459,861)	11,548,471
Backlog (b)	6,310,000	—	—	6,310,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,154,838	$(44,400)	$(2,098,146)	$27,012,292

(a)	As part of the September 2024 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition, and the June 2023 Honeywell Agreement transactions, the Company acquired intangible assets related to the license agreements for the license rights to use certain Honeywell intellectual property, backlog and customer relationships. The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	As part of the September 2024 Honeywell Agreement, the Company acquired intangible assets related to backlog with a useful life of four years.

(c)	The licensing, and certification rights are amortized over a defined number of units.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships and backlog as of June 30, 2025 is as follows:

Amortization Expense
2025 (three months remaining)	$552,757
2026	2,211,027
2027	2,211,027
2028	2,211,027
2029	2,211,027
Thereafter	4,934,686
Total	$14,331,551

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2025	2024
Computer equipment	$3,045,127	$2,416,795
Furniture and office equipment	984,205	984,205
Buildings and improvements	11,166,475	6,198,690
Equipment other	15,508,217	15,161,225
Land	1,021,245	1,021,245
	31,725,269	25,782,160
Less accumulated depreciation and amortization	(13,571,998)	(12,409,862)
	$18,153,271	$13,372,298

Depreciation and amortization related to property and equipment was $267,653 and $252,655 for the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization related to property and equipment was $1,162,136 and $541,732 for the nine months ended June 30, 2025 and 2024, respectively.

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

Adhering to the guidance found in ASC 250, the Company recognized the change in depreciation expense of Rotable assets prospectively as of January 1, 2025. The change in accounting estimate decreased depreciation expense $0.4 million, or $0.02 per diluted share, and $0.7 million, or $0.04 for the three and nine months ended June 30, 2025, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2025	2024
Operating lease right-of-use assets	$—	$2,100
Other non-current assets	397,866	471,625
	$397,866	$473,725

Other non-current assets as of June 30, 2025 and September 30, 2024 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2025	2024
Warranty	$582,710	$596,538
Salary, benefits and payroll taxes	790,385	1,685,372
Professional fees	—	262,320
Operating lease	—	2,100
Income tax payable	551,406	1,194,185
Other	1,714,895	868,779
	$3,639,396	$4,609,294

Warranty cost and accrual information for the three and nine months ended June 30, 2025 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2025	June 30, 2025
Warranty accrual, beginning of period	$565,033	$596,538
Accrued expense (Adjustment)	187,000	234,000
Warranty cost	(169,323)	(247,828)
Warranty accrual, end of period	$582,710	$582,710

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. The Company is currently evaluating the impact of these provisions which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods.

As a result of the 2017 Tax Cuts and Jobs Act, the Company must amortize amounts paid or incurred for specified research and development expenditures, including software development expenses, ratably over 60 months, beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three months ended June 30, 2025 was 21.5% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary tax differences related to stock based compensation and certain non-deductible expenses.

The effective tax rate for the three months ended June 30, 2024 was 17.6% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

The effective tax rate for the nine months ended June 30, 2025 was 19.9% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary tax differences related to stock based compensation and certain non-deductible expenses.

The effective tax rate for the nine-months ended June 30, 2024 was 19.9% and differs from the statutory tax rate primarily due to an increased R&D credit, as well as permanent items and state taxes.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of June 30, 2025, there were 1,375,295 shares of common stock available for awards under the 2019 Plan.

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

2024 RSU Bonus Grants

On February 19, 2025, the Board authorized grants of 71,754 in Restricted Stock Units (“2024 RSU Bonus Grants”) to key employees under the terms and conditions of the 2019 Plan as part of the Company’s initiatives to align employee compensation with Total Shareholder Return. The Restricted Stock awards vest 50% on the one year anniversary from date of grant and 50% on the two year anniversary from date of grant, subject to the terms of the 2019 Plan.

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

The Company estimated both the grant-date fair value of the MSUs and the derived vesting periods using a Monte Carlo simulation with the following input assumptions:

Number of MSUs Granted	201,000
Grant Date	11/20/24
Grant Date Stock Price	$ 7.72
Expected Dividend Rate	0%
Expected Volatility	48%
Weighted average risk-free interest rate	4.27%
Contractual Term	4 years

Utilizing Monte Carlo simulation, the MSUs grant date fair value was estimated to be $1,109,340 with a $5.52 weighted average grant date fair value per award and the derived vesting periods were estimated to be between 1.2 years and 1.7 years.

For the three and nine months ended June 30, 2025, the Company recognized $253,779 and $483,722, respectively of compensation expense related to MSU awards.

As of June 30, 2025, unrecognized compensation expense of $625,618 associated with non-vested MSUs will be recognized in future periods under the 2019 Plan. During the three and nine months ended June 30, 2025, no MSUs vested or were forfeited.

On February 13, 2025, the market performance condition for 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

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

On June 16th, 2025, the Company’s closing share price exceeded the $9.88 MSOs targeted market threshold condition for 20 consecutive trading days for the MSOs granted February 18, 2025, thus meeting the market condition for exercisability subject to the vesting schedule and terms and conditions set for in the 2019 Plan.

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

For the three and nine months ended June 30, 2025, the Company recognized $85,111 and $98,757, respectively of compensation expense related to the MSO awards.

As of June 30, 2025, unrecognized compensation expense of $376,243 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan. During the three and nine months ended June 30, 2025, no MSOs vested or were forfeited.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $355,653 and $191,623 for the three months ended June 30, 2025 and 2024, respectively.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $769,304 and $566,952 for the nine months ended June 30, 2025 and 2024, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $137,577 and $59,278 for the three months ended June 30, 2025 and 2024, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $282,040 and $159,003 for the nine months ended June 30, 2025 and 2024, respectively.

Total compensation expense associated with the 2019 Plan was $832,120 and $250,901 for the three months ended June 30, 2025 and 2024, respectively.

Total compensation expense associated with the 2019 Plan was $1,633,823 and $725,955 for the nine months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, unrecognized compensation expense of approximately $1,997,084 net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of June 30, 2025, unrecognized compensation expense of approximately $388,346, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

5. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,443,814	$1,552,520	$8,516,348	$3,818,186
Denominator:
Basic weighted average shares	17,601,814	17,461,652	17,554,824	17,455,903
Dilutive effect of share-based awards	233,934	5,607	154,971	20,186
Diluted weighted average shares	17,835,748	17,467,259	17,709,795	17,476,089

Net income per common share:
Basic	$0.14	$0.09	$0.49	$0.22
Diluted	$0.14	$0.09	$0.48	$0.22

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion, or exercise of all dilutive securities such as employee stock options MSUs and RSUs.

The number of incremental shares from the assumed exercise of time vested stock options , MSOs, and RSUs is calculated by using the treasury stock method. The number of incremental shares from assumed vestings of MSUs is calculated using the ‘if-converted method.’ As of June 30, 2025, 67,000 and 44,421 weighted average outstanding MSUs were included in the three and nine months ended June 30, 2025 weighted-average diluted shares calculation, respectively using the if converted method. As of June 30, 2025 and 2024, there were 361,613 and 361,613 options to purchase common stock outstanding, respectively, and 201,000 and 0 MSUs subject to vesting outstanding, respectively.

As of June 30, 2025 and 2024, there were 339,782 and 250,975 shares of restricted stock units subject to vesting outstanding, respectively. The weighted average outstanding diluted shares calculation excludes time vested options and MSOs with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three months ended June 30, 2025 and 2024, respectively, 241,934 and 529,918 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2025 and 2024, respectively, 246,720 and 329,026 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

Sales to Eclipse amounted to approximately $55,317 and $110,000 for the three months ended June 30, 2025 and 2024, respectively.

Sales to Eclipse amounted to approximately $72,197 and $203,000 for the nine months ended June 30, 2025 and 2024, respectively.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL will provide consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. For the three and nine months ended June 30, 2025, the Company paid PAL $28,500 and $85,500, respectively.

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

The Company was in compliance with all applicable covenants throughout and at June 30, 2025. As of the three months ended June 30, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit was $23,258,511 with an effective interest rate of 6.3% percent. As of June 30, 2025, the Company had availability of $11,741,489 under the A&R Revolving Line of Credit.

On July 18, 2025, the Company entered a new five-year, $100 million committed credit agreement (the "Credit Agreement") with a lending syndicate led and arranged by JPMorgan Chase Bank, N.A.. See footnote 9. Subsequent Events, for additional disclosures related the July 18, 2025 Credit Agreement.

9. Subsequent Events

On July 10, 2025, the market performance condition for 67,000 units of MSUs granted to the Company’s Chief Executive Officer was met. These shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On July 18, 2025, the Company entered a new five-year, $100 million committed credit agreement (the "Credit Agreement") with a lending syndicate led and arranged by JPMorgan Chase Bank, N.A. The Credit Agreement replaces the Company's existing $35 million line of credit. Under the terms of the Credit Agreement, the new credit facilities bear interest at Term SOFR plus 175 to 275 basis points, with the applicable margin determined by the Company’s total net leverage ratio, as calculated in accordance with the Credit Agreement.

The Credit Agreement provides for a $30 million secured revolving loan facility, a $25 million secured term loan, a $45 million secured delayed draw term facility, and an option, subject to certain conditions, to request up to $25 million in additional loan commitments under an accordion feature in the Credit Agreement. The initial outstanding borrowing under the new Credit Agreement, as of the closing date, replaced the outstanding borrowings under the existing line of credit.

The new facility provides expanded liquidity and improved flexibility, better enabling the Company to execute on the its long-term growth strategy and capital allocation priorities, consistent with the Company’s focus on driving long-term value creation for its shareholders.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2024 contains a discussion of these critical accounting policies. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2025 as set forth herein.

In connection with June 2023 Honeywell Agreement, during the 18 month period following closing, which ended December 31, 2024, the Company received various components of PP&E. Rotables are parts that are not designed to be discarded after a certain period of use but rather are intended to be restored to a serviceable condition and reused. The Company had historically depreciated rotables PP&E on a straightline basis, over 5 years. During the second quarter of 2025, the Company updated its analysis of the economic lives of various owned rotable assets. As a result of this update, to better reflect the revised estimate of physical lives of rotable assets, the Company changed its useful lives estimate of rotable assets from 5 years to 10 years, effective as of January 1, 2025.

ASC 250, specifically ASC 250-10-45-17 states that, “changes in accounting estimates should not be accounted for by restating or retrospectively adjusting the amounts reported in prior period financial statements or by reporting pro forma amounts. Instead, a change in accounting estimate should be accounted for in the period of change and prospective periods.”

Adhering to the guidance found in ASC 250, the Company recognized the change in depreciation expense of Rotable assets prospectively as of January 1, 2025. The change in accounting estimate decreased depreciation expense $0.4 million, or $0.02 per diluted share, and $0.7 million, or $0.04 for the three and nine months ended June 30, 2025, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30, 2025 AND 2024

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Product	68.8%	43.6%	64.1%	45.4%
Services	31.2%	56.4%	35.9%	54.6%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	47.8%	17.9%	37.2%	19.6%
Services	16.6%	28.6%	20.1%	25.8%
Total cost of sales	64.4%	46.6%	57.3%	45.4%

Gross profit	35.6%	53.4%	42.7%	54.6%

Operating expenses:
Research and development	3.8%	9.3%	4.8%	9.5%
Selling, general and administrative	17.2%	26.7%	18.9%	28.5%
Total operating expenses	21.0%	36.1%	23.6%	38.0%

Operating income	14.6%	17.3%	19.1%	16.6%

Interest expense	(1.7)%	(1.5)%	(2.0)%	(2.2)%
Interest income	0.0%	0.0%	0.0%	0.4%
Other income	—%	0.1%	0.0%	0.2%

Income before income taxes	12.9%	16.0%	17.0%	15.0%

Income tax expense	2.7%	2.8%	3.4%	3.0%

Net income	10.2%	13.2%	13.7%	12.0%

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Historically, the Company presented Net Sales and Cost of Sales related to each of Customer service and Engineering and development contracts separately on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2025, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for the three and nine months ended June 30, 2024. For additional information, see Note 3, Summary of Significant Accounting Policies, (“Reclassifications”) to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Net sales. Net sales for the three months ended June 30, 2025 increased $12.4 million, or 105.2%, to $24.1 million from $11.8 million for the three months ended June 30, 2024. Net sales of $24.1 million for the three months ended June 30, 2025 comprised $11.6 million in organic Net sales and $12.5 million in Net sales related to the September 2024 Honeywell Agreement. The increase in Net sales was driven primarily by a $11.4 million, or 223.8%, increase in Product sales of which $11.5 million were derived from Honeywell military products. This quarter’s Net sales benefitted from an acceleration of the production and sales of Honeywell’s military product line in anticipation of Honeywell ceasing production at its own facilities and transitioning that production to the Company’s facilities. Net sales also benefited from an increase in commercial air transport sales of $0.4 million partially offset by $0.4 million of reduced sales in business aviation. Services sales for the three months ended June 30, 2025 increased $0.9 million, or 13.6%, compared to Services sales for the three months ended June 30, 2024. The increase in Services sales primarily reflects increases in engineering development services of $0.9 million and an increase in customer service sales from the product lines acquired from Honeywell of $0.2 million, partially offset by a decrease in legacy customer service revenue of $0.1 million.

Cost of sales. Cost of sales was $15.6 million, or 64.4% of Net sales, for the three months ended June 30, 2025 compared to $5.5 million, or 46.6% of Net sales, for the three months ended June 30, 2024. The increase in Cost of sales was primarily the result of a significant increase in overall sales volume. The Company’s overall gross margin for the three months ended June 30, 2025 was 35.6 % compared to 53.4% for the three months ended June 30, 2024. The decrease in overall gross margin percentage for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily the result of unfavorable changes in product mix. The factors that have affected and will continue to affect the Company’s gross margins include depreciation resulting from recent product line acquisitions and the increased proportion of military sales in the Company’s sales mix.

Research and development. R&D expense decreased $0.2 million, or 16.6%, to $0.9 million for the three months ended June 30, 2025 from $1.1 million for the three months ended June 30, 2024. As a percentage of net sales, R&D expenses decreased to 3.8% of net sales for the three months ended June 30, 2025 from 9.3% of net sales for the three months ended June 30, 2024. The decrease in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional revenues for the three months ended June 30, 2025 compared to the same period last year.

Selling, general, and administrative. SG&A expense increased by $1.1 million or 32.1%, to $4.2 million from $3.1 million for the three months ended June 30, 2024. The increase in SG&A expense for the three months ended June 30, 2025 was primarily the result of third party and other fees of $0.1 million, $0.2 million related to the amortization of customer relationships and intangible assets resulting from the combined acquisitions, $0.4 million due to employee related expenses and benefits resulting from increased headcount, and a $0.3 million increase in other operating expenses. As a percentage of Net sales, SG&A expenses were 17.2% for the three months ended June 30, 2025 compared to 26.7% for the three months ended June 30, 2024.

Interest income. Interest income was negligible for the three months ended June 30, 2025 and 2024, respectively.

Other income. The Company had no material other income for the three months ended June 30, 2025 and 2024, respectively.

Income taxes. Income tax expense was $0.7 million for the three months ended June 30, 2025 as compared to income tax expense of $0.3 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was 21.5% as compared to 17.6% for the three months ended June 30, 2024. The increase in income tax expense was primarily due to higher taxable earnings for the three months ended June 30, 2025, compared to the same period last year.

Net income. As a result of the factors described above, the Company’s net income for the three months ended June 30, 2025 was $2.4 million compared to net income of $1.6 million for the three months ended June 30, 2024. On a fully diluted basis, net income per share was $0.14 for the three months ended June 30, 2025, compared to a net income of $0.09 per share for the three months ended June 30, 2024.

Nine Months Ended June 30, 2025 Compared to the Nine Months Ended June 30, 2024

Net sales. Net sales for the nine months ended June 30, 2025 increased by $30.2 million, or 95.0%, to $62.0 million from $31.8 million for the nine months ended June 30, 2024. Net sales of $62.0 million for the nine months ended June 30, 2025 comprised $32.7 million in organic Net sales and $29.3 million in Net sales related to the September 2024 Honeywell Agreement. The increase in Net sales was driven primarily by a $25.3 million, or 175.3%, increase in Product sales derived from the September 2024 Honeywell Agreement, an increase in commercial air transport sales of $0.3 million, an increase of $1.3 million in sales in business aviation. Service sales for the nine months ended June 30, 2025 increased $5.4 million, or 28.3%, compared to Services sales for the nine months ended June 30, 2024. The increase in Service sales primarily reflects increases in engineering development services of $2.0 million and an increase in customer service sales from the product lines acquired from Honeywell of $3.8 million, partially offset by lower legacy customer service revenue of $0.5 million.

Cost of sales. Cost of sales was $35.6 million, or 57.3% of Net sales, for the nine months ended June 30, 2025 compared to $14.4 million, or 45.4% of Net sales, for the nine months ended June 30, 2024. The increase in Cost of sales was primarily the result of a significant increase in overall sales volume. The Company’s overall gross margin for the nine months ended June 30, 2025 was 42.7% compared to 54.6% for the nine months ended June 30, 2024. The decrease in overall gross margin percentage for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, is primarily the result of unfavorable changes in product mix, increased depreciation and cost inefficiencies due to hiring and training of additional personnel and other integration costs associated with the September 2024 Honeywell Agreement. The factors that have affected and will continue to effect the Company’s gross margin include depreciation resulting from recent product line acquisitions and the increased proportion of military sales in the Company’s sales mix.

Research and development. R&D expense decreased $0.1 million, or 4.6%, to $2.9 million for the nine months ended June 30, 2025 from $3.0 million for the nine months ended June 30, 2024. As a percentage of net sales, R&D expenses decreased to 4.8% of net sales for the nine months ended June 30, 2025 from 9.5% of net sales for the nine months ended June 30, 2024. The decrease in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional revenues for the nine months ended June 30, 2025 compared to the same period last year.

Selling, general, and administrative. SG&A expenses increased $2.6 million or 29.4%, to $11.7 million from $9.1 million for the nine months ended June 30, 2024. The increase in SG&A expense for the nine months ended June 30, 2025 was primarily the result of increases in professional services fees and other related fees of $0.3 million primarily due to acquisition related expenses and corporate initiatives. In addition, the Company incurred increased depreciation and amortization expenses of $0.8 million related to the customer relationships and intangible assets resulting from the combined acquisitions and $1.2 million due to employee related expenses and benefits resulting from increased headcount, and $0.3 million increase in other operating expenses. As a percentage of Net sales, SG&A expenses were 18.9% for the nine months ended June 30, 2025 compared to 28.5% for the nine months ended June 30, 2024.

Interest income. Interest income was negligible for the nine months ended June 30, 2025 and decreased by $0.1 million as compared to the nine months ended June 30, 2024. The decrease in interest income was primarily the result of a general decrease in interest rates as compared to the nine months ended June 30, 2024.

Other income. The Company had no material other income for the nine months ended June 30, 2025 and 2024, respectively.

Income taxes. Income tax expense was $2.1 million for the nine months ended June 30, 2025 as compared to income tax expense of $1.0 million for the nine months ended June 30, 2024. The effective tax rate for the nine months ended June 30, 2025 was 19.9%, in line with the effective tax rate for the nine months ended June 30, 2024.

Net income. As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2025 was $8.5 million, compared to net income of $3.8 million for the nine months ended June 30, 2024. On a fully diluted basis, net income per share was $0.48 for the nine months ended June 30, 2025, compared to a net income of $0.22 per share for the nine months ended June 30, 2024.

Liquidity and Capital Resources

The following table highlights key financial measurements of the Company:

	As of	As of
	June 30,	September 30,
	2025	2024
Cash and cash equivalents	$601,759	$538,977
Accounts receivable	$11,536,254	$12,612,482
Current assets	$39,811,433	$34,685,698
Current liabilities	$11,278,120	$7,265,254
Contract liability	$2,529,533	$340,481
Other non-current liabilities	$23,717,642	$28,478,352
Quick ratio (1)	1.08	1.81
Current ratio (2)	3.53	4.77

	Nine Months Ended June 30,
	2025	2024
Cash flow activities:
Net cash provided by operating activities	$10,336,200	$5,350,891
Net cash (used in) provided by investing activities	(5,504,928)	1,713,883
Net cash used in financing activities	(4,768,490)	(9,640,926)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

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

As of June 30, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit was $23,258,511 with an effective interest rate of 6.4 percent. As of June 30, 2025, the Company had availability of $11,741,489 under the A&R Revolving Line of Credit.

2025 Credit Agreement

On July 18, 2025, the Company entered a new five-year, $100 million committed credit agreement (the "2025 Credit Agreement") with a lending syndicate led and arranged by JPMorgan Chase Bank, N.A.. See footnote 9. Subsequent Events, for additional disclosures related the July 18, 2025 Credit Agreement.

Future Funding Requirements

The Company’s existing cash balances, anticipated cash flows from operations and current banking facility are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months, which include funding requirements for working capital, construction in process related to progress payments in support of the Company’s facilities expansion as well as computer software integration associated with the Company’s ERP system.

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

Operating activities

Net cash provided by operating activities was $10.3 million for the nine months ended June 30, 2025 and consisted primarily of funding from net income of $8.5 million and changes in working capital.

Investing activities

Net cash used in investing activities was $5.5 million for the nine months ended June 30, 2025 and consisted of expenditures related to additions and improvements in the Company’s facilities, purchases of equipment and computer software investment related to the Company’s ERP (“Enterprise Resource Planning”) implementation.

Financing activities

Net cash used in financing activities was $4.8 million for the nine months ended June 30, 2025 and consisted of payments against the Company’s line of credit.

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

Backlog

	Three Months Ended	Nine Months Ended
	June 30, 2025
Backlog, beginning of period	$79,598,515	$89,232,576
Plus: bookings during period, net	16,940,971	45,211,853
Less: sales recognized during period	(24,144,832)	(62,049,775)
Backlog, end of period	$72,394,654	$72,394,654

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

At June 30, 2025, our backlog was $72.4 million compared with $89.2 million at September 30, 2024. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 60% of our backlog over the next 12 months and approximately 90% over the next 24 months as revenue, with the remainder recognized thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market accounts, which bear interest at a variable rate. The Company does not participate in interest rate hedging. Cash balances are maintained with two major banks. Balances on deposit with certain money market accounts and operating accounts may exceed the Federal Deposit Insurance Corporation limits. A change in interest rates earned on the cash equivalents would impact interest income and cash flows but would not impact the fair market value of the related underlying instruments. Assuming that the balances during the nine months ended June 30, 2025 were to remain constant and the Company did not act to alter the existing interest rate sensitivity, a hypothetical 1% increase in variable interest rates would have affected interest income by approximately $3,717 with a resulting impact on cash flows of approximately $3,717 for the nine months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 30, 2024. Other than as set forth below, there have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form10-K for the fiscal year ended September 30, 2024 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended June 30, 2025.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the quarter ended June 30, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

10.1

Credit Agreement, dated as of July 18, 2025, among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, the other loan parties party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Form 8-K, filed by the registrant on July 22, 2025)

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 14, 2025	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)