Form 10-K
period 2025-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2025-12-23
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 31, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $81.8 million (based on the closing sale price of the registrant’s common stock on the Nasdaq Stock Market on such date). Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2025, there were 17,752,354 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2025 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely,”“ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IA,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this Annual Report on Form 10-K may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this Annual Report on Form 10-K and are not a waiver of rights that may be associated with the relevant trademarks.

The forward-looking statements in this Annual Report on Form 10-K are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the following factors:

●	market acceptance of the Company’s Vmca Mitigation, flight panel display systems, NextGen Flight Deck, ThrustSense® Autothrottle and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights, including via securing patents;
●	the ability to respond to technological change;
●	failure to recruit and retain key personnel;
●	risks related to succession planning;
●	a cybersecurity incident;
●	risks related to our self-insurance program;
●	potential future acquisitions and integration of prior and potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and
●	other factors disclosed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

The forward-looking statements in this Annual Report on Form 10-K are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act, and Section 21E of the Exchange Act.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry

●	If the Company fails to enhance existing products, or to develop and achieve market acceptance for flat panel displays, flight control computers, display generators, flight management systems, autothrottle technology and other new products that meet customer requirements, its business, financial condition and results of operation may be affected adversely.
●	Growth of the Company’s customer base could be limited by delays or difficulties in completing development and introduction of planned products or product enhancements.
●	If the Company fails to modify or improve its products in response to evolving industry standards and government regulations, its products could become obsolete rapidly.
●	We design, manufacture and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.
●	We may pursue strategic acquisitions, investments, strategic partnerships, product line acquisitions or other ventures. The Company may be unable to successfully integrate and realize the anticipated benefits of recent acquisitions.
●	The Company’s revenue and operating results may vary significantly from quarter to quarter, which may cause its stock price to decline.
●	Our sales in the commercial aircraft market are subject to downturns affecting the aerospace industry generally.
●	Risks related to performance, schedule, cost and requirements of the F-16 program could adversely affect our performance.
●	Our success depends, in part, on our ability to develop new technologies, products and services and efficiently produce and deliver existing products.
●	Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, financial condition and operating results.
●	Due to the inherent nature of our products and the industry in which we operate, a product safety failure or quality issue could seriously harm to our business.
●	We serve a limited number of customers and face customer concentration risk.
●	Our customers may terminate their contracts with us at any time, which could adversely affect our business.
●	Changes in U.S. government priorities, spending levels and response to world events could adversely affect the Company’s ability to maintain or grow the revenue the Company receives through government contracting.
●	Geopolitical factors and changes in policies and regulations could adversely affect our business.
●	Government contracts are subject to special risks as a result of the U.S. government’s audit practices.
●	The Company could be subjected to unanticipated losses in the event that the Company suffers cost overruns or contractual penalties in connection with fixed-price contracts or service arrangements to perform specified design and EDC services.

●	The Company relies on third-party suppliers for components of its products, including several sole source suppliers, and any interruption in the supply of these components could hinder its ability to deliver products on a timely basis.
●	The impacts of global supply chain and labor market disruptions on our supply chain have negatively affected and will continue to negatively affect our business.
●	Our subcontractors and third-party suppliers may fail to deliver high quality products, materials or services, which may result in a failure of our products or services and a violation of applicable law.
●	Our competitors have greater resources and experience than us, and if we are not able to compete successfully, our business, financial condition and results of operations will be substantially adversely affected.
●	The Company depends on key personnel to manage its business effectively, and an inability to attract and retain key employees and plan for management succession could adversely impact the Company’s ability to compete.
●	We self-insure a significant portion of our employee medical insurance program, which exposes us to unpredictable costs that may negatively affect our financial performance.
●	The Company has limited experience in marketing and distributing its products internationally, which may limit the Company’s ability to penetrate international markets and increase international sales.

Risks Related to Intellectual Property, Privacy, Cybersecurity, and Technical Infrastructure

●	Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon others’ rights or are infringed upon by others.
●	Certain of our products incorporate and rely upon licensed third-party technology.
●	A cyber security incident or other technology disruption could have a negative impact on our business.

Legal and Regulatory Risks

●	The Company is subject to various laws and regulations. Changes to, or failure by the Company to comply with, these laws and regulations could have a significant negative impact on the Company’s business and operations.
●	Exports and imports of certain of our products are subject to various export controls, sanctions and import regulations and may require authorization from regulatory agencies of the U.S. or other countries.
●	Litigation with customers, employees and others could harm our reputation and impact operating results.
●	Tax changes could affect the Company’s effective tax rate and future profitability.
●	Tariffs and other trade policies could have a substantial impact on our business.
●	If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial condition, results of operations or cash flows.

Risks Related to Our Common Stock, Capital Markets and Indebtedness

●	Our common stock may be affected by limited trading volume and may fluctuate significantly.
●	Our common stock has experienced and may continue to experience significant price fluctuations, which could result in a loss of a significant portion of an investment and interfere with our efforts to grow our business.
●	Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, shareholders must rely on appreciation of the value of our common stock for any return on their investment.
●	Volatility and weakness in capital markets may adversely affect credit availability and related financing costs, which could adversely affect the Company.
●	There are risks associated with our outstanding and future indebtedness.

PART I

Item 1. Business.

INTRODUCTION

As used in this Annual Report on Form 10-K, unless expressly stated otherwise or the context otherwise requires, the terms “IA” or “the Company”, “we”, “us” and “our”, refers to Innovative Solutions & Support, Inc. dba Innovative Aerosystems and its subsidiaries.

Incorporated in Pennsylvania in 1988, IA is a vertically integrated provider of flight solutions and equipment to commercial air transport, general aviation markets, the United States Department of Defense (“DoD”) and allied foreign militaries.

On October 6, 2025, the Company rebranded and adopted our new trade name, Innovative Aerosystems.

We operate in one business segment that designs, develops, manufactures, sells and services avionics products and systems for retrofit applications and Original Equipment Manufacturers (“OEMs”).

In the fiscal year ended September 30, 2025, we reported net sales of $84.3 million, an increase of 78.6% on a year-over-year basis from $47.2 million in the fiscal year ended September 30, 2024, and net income of $15.6 million, an increase of 123.3% on a year-over-year basis from $7.0 million in the fiscal year ended September 30, 2024.

At September 30, 2025, our backlog was $77.4 million compared with $89.2 million at September 30, 2024. Backlog at September 30, 2024 included $74.3 million of acquired backlog as a result of the September 27, 2024 acquisition. Backlog is converted into sales in future periods as work is performed or deliveries are made. Our backlog does not include additional future orders that may be received under our current OEM contracts. We expect to recognize approximately ~~44~~% of our backlog over the next 12 months and approximately 92% over the next 24 months as revenue, with the remainder recognized thereafter.

During the fiscal year ended September 30, 2025, we made important progress on our commercial growth strategy, highlighted by several key awards and contract wins across our commercial, military and business aviation markets. In October 2024, we announced our ThrustSense® Autothrottle system was selected by the US Army to be installed on their C-12 (B200) aircraft equipped with ProLine21 avionics suites®. Deliveries of the ThrustSense® Autothrottle system for this application began in September 2024, with ongoing installations anticipated. In August 2024, we received a multi-million dollar production contract from a major aerospace company to supply our 19” Multifunction Display (MFD) with Integrated Mission Computer. This order marks our latest OEM contract and builds on existing programs with Pilatus for the PC-24, Textron for the King Air 260/360 and Boeing for the KC-46A, KC-767 and the T-7A

OUR BUSINESS MODEL

We specialize in providing systems integrations capabilities that include the design, manufacture, sale and servicing of high-performance avionics products and systems used in both commercial and military aircraft platforms.

As a systems integrator, we leverage our proven expertise in developing end-to-end systems that combine mechanical, electrical, software, and avionics components into an integrated solution. Our activities as an integrator include system design and analysis; integration and testing; regulatory compliance and documentation; and lifecycle support.

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

Currently, we support multiple OEM platforms, including those with the Boeing Company, Eclipse Aerospace, Lockheed Martin, and Pilatus Aircraft.

Products

We manufacture, market, and sell a wide range of high-value, advanced avionics solutions for commercial air transport, business aviation, and military customers. We source our products through internal research and development, as well as through the opportunistic licensing and acquisition of mature product lines that complement our existing business.

We believe that acquiring additional product lines creates opportunities to leverage cost synergies through better utilization of our skilled engineering team and existing operational capacity, while also expanding our customer base. These acquisitions also enable us to market our internally developed products to newly acquired customers.

As our product offerings focus on individual avionics components and systems, we are able to market our products to both original equipment manufacturers that are building new aircraft and customers participating in the retrofit market.

Our product portfolio consists of the following five categories:

Integrated Flight Deck Systems COCKPIT/IP® that include primary flight/navigation displays, crew alerting and engine displays, integrated standby instruments and mission displays;

Navigation Systems that include flight management systems, mission computers, navigation radios and transponders;

Communication Systems that include communication radios, audio panels and radio management units;

Sensors and Control Systems that include air data computers, attitude and heading reference systems, magnetometers, inertial reference units, GPS receivers, utility management systems and flight control computers; and

Advanced Flight Actuators that include an array of linear and rotary smart-actuators for movement of aircraft levers and surfaces.

Manufacturing Engineering & Design

We believe that our customers value our history of technological innovation, new product development and technical expertise across multiple platforms. As of September 30, 2025, we held 171 U.S. and international patents relating to our products and systems. We invest heavily in engineering and development, with approximately 37 % of our full-time employees serving in engineering-related roles as of September 30, 2025.

We operate an 85,000-square-foot design, manufacturing, and office facility in Exton, Pennsylvania. We are certified to both ISO 9001 and AS9100D, internationally recognized standards that define effective quality management practices. These certifications demonstrate our rigorous processes for employee training, product design, and manufacturing, ensuring that products and related services consistently meet or exceed customer quality requirements. All of our products also undergo extensive, fully documented quality-control testing before shipment.

In the quarter ended June 30, 2025, the Company completed construction of an additional 40,000 square feet of capacity at the Exton facility, expanding it to a total of 85,000 square feet. This expansion is expected to increase IA’s manufacturing capacity by more than 300%, supporting our commercial growth strategy and enabling IA to capitalize on recent transactions with Honeywell. We expect to leverage this more than three-fold increase in capacity to meet growing demand and scale production efficiently.

Sales & Marketing

Our multi-channel sales strategy targets passenger and cargo carrying aircraft operators, general aviation owner/operators, maintenance, repair and overhaul (“MRO”) dealer networks, distributors, avionics integrators, aircraft modification centers, the Department of Defense (the “DoD”), DoD contractors and OEMs.

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

Disruptions in the global supply chain have resulted in delays in the availability of certain raw materials and increased raw material prices, among other costs, including labor. As the fiscal year ended September 30, 2025 progressed, raw material price escalation moderated, although our ability to obtain raw materials and components in a timely and cost-efficient manner remains a strategic focus entering fiscal year 2026. Although we continue to evaluate various opportunities to expand our procurement network, OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.

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

OUR CUSTOMERS AND PRODUCT DISTRIBUTION

The Company’s customers include the U.S. federal government (including the DoD, the Department of Interior and the Department of Homeland Security), Air Transport Services Group Inc. (“ATSG”), Amazon.com, Inc., American Airlines, Inc., Boeing, Deutsche Post DHL Group, FedEx Corporation (“FedEx”), Icelandair, L3Harris Technologies, Inc. (“L3 Harris Technologies”), Lockheed Martin Corporation (“Lockheed Martin”), Pilatus, Sierra Nevada Corporation, Textron, and the Department of National Defense (Canada), among others.

The Company’s revenue is concentrated with a limited number of customers. In the fiscal year ended September 30, 2025, our three largest customers, Lockheed Martin, Pilatus, and Boeing accounted for 36%, 8% and 5% of total revenue, respectively. In the fiscal year ended September 30, 2024, our three largest customers, Pilatus, Textron and Honeywell accounted for 23%, 7% and 7% of total revenue, respectively. In fiscal year ended September 30, 2023, the three largest customers, Pilatus, ATSG and Textron accounted for 23%, 12% and 10% of total revenue, respectively.

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

U.S. Department of Defense and Defense Contractors. The Company markets its products directly to the DoD and to domestic and international defense contractors for end use in military aircraft retrofit programs. DoD programs generally take one of two forms: a subcontract with a prime government contractor, such as Boeing, Lockheed Martin, or L3 Harris Technologies, or a direct contract with the appropriate government entity, such as the U.S. Air Force. The government’s desire for cost-effective retrofit of its aircraft has led it to purchase commercial off-the-shelf equipment rather than to develop specially designed products, which are usually more costly and take longer to implement. These retrofit contracts tend to be on arms-length commercial terms, although some termination and other provisions of typical government contracts may be incorporated as described below under “Government Regulation.” Each government agency or general contractor usually retains the right to modify or terminate a contract at any time at its convenience. Upon such alteration or termination, the Company is typically entitled to compensation for items already delivered and reimbursement for allowable costs incurred.

Aircraft Operators. The Company markets its products to aircraft operators, including commercial airlines, cargo carriers and business and general aviation aircraft owners or suppliers, primarily for retrofitting of aircraft owned or operated by these customers. The Company’s commercial fleet customers include or have included, among others, American Airlines, Inc., ATSG, FedEx and Icelandair. The Company sells these customers a range of products and services.

Aircraft Modification Centers. Aircraft modification centers, which repair and retrofit private aircraft, represent the primary retrofit market for private and corporate jets. The Company has established relationships with a several aircraft modification centers throughout the United States which act as distribution outlets and installation centers for the Company’s products.

Original Equipment Manufacturers

The Company sells components to OEMs for use in original construction of aircraft. The Company has signed a multi-year agreement with Textron to supply ThrustSense® Autothrottles for their King Air 360 and King Air 260 production aircraft. The Company has also developed and manufactures the utilities management system for the Pilatus’ PC-24 aircraft under a multi-year production contract. The Company also markets its products to other OEMs including, among others, Boeing and Lockheed Martin.

COMPETITIVE CONDITIONS

We experience competition in our aerospace and defense markets across suppliers of competitive products and services as well as with vertically integrated primes. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe IA has demonstrated a track record of performance excellence across each of these areas that has resulted in long-standing customer relationships, often characterized by recurring contractual relationships.

With respect to our products, the Company’s principal competitors include Honeywell Aerospace, Collins Aerospace, GE Aerospace, Thales Defense & Security, Inc., Elbit Systems and Garmin Ltd.

OUR COMPETITIVE STRENGTHS

• Vertically integrated model. IA can reduce its time-to-market through in-house design, manufacturing and testing capabilities; full-service integration and repair capabilities; and deep technical expertise.

• Systems integration expertise. IA’s extensive system integration expertise is a key differentiator within the market and provides a compelling value to its Company’s customer base. We believe this expertise enhances ease of installation, reduces aircraft downtime and reduces system complexity.

• Retrofit application expertise. The average age of the global commercial airline fleet has been increasing over the last 20 years and reached a record level of 14.8 years in late 2024, according to the International Air Transport Association. Extending an aircraft’s lifespan increases maintenance demands, since age brings wear and tear that requires more frequent and thorough inspections and replacement of parts that fail or reach their lifetime limits. IA specializes in retrofitting older aircraft with state-of-the-art avionics, such as Flat Panel Display Systems and Autothrottles that significantly improve functionality and compliance with current aviation standards.

•Strong Product and IP Portfolio. As of September 30, 2025, the Company held 46 U.S. patents. The Company also holds 125 international patents and has 17 trademarks. Certain of these patents cover technology relating to air data measurement systems, and others cover technology relating to flat panel display systems and other aspects of the COCKPIT/IP® product.

•Depth of experience in serving global customers. IA has experience serving both commercial and military customers with global reach, including, among others, Amazon, American Airlines, BAE Systems, Boeing, DHL, Eclipse Aviation, FedEx, Lockheed Martin, Pilatus, and Textron.

INDUSTRY OUTLOOK

We operate in highly competitive markets. Since our inception more than 35 years ago, our markets have experienced significant growth, leading to new entrants with considerable financial resources and scale. During this time, IA has built a strong position with a portfolio of established, long-term customers that value our ability to deliver reliable, high-quality products that incorporate advanced technologies together with expert technical support, and a competitive, value-centric approach to product pricing.

We believe that, in times of adverse economic conditions, customers that may have otherwise elected to purchase newly manufactured aircraft may be interested instead in retrofitting existing aircraft as a cost-effective alternative, thereby enhancing the retrofit market opportunity for the Company.

A wide range of information is critical for the proper and safe operation of aircraft. With advances in technology, new types of information to assist pilots are becoming available for display in cockpits, such as satellite-based weather, ground terrain maps and Automatic Dependent Surveillance-Broadcast (“ADS-B”) navigation. We believe that aircraft cockpits will continue evolving into comprehensive information centers, delivering an expanding range of data, whether mandated by regulation or demanded by pilots, to support the safe and efficient operation of aircraft. We further expect the market to progress toward increasingly autonomous flight, with the flight deck integrating additional transitional technologies as the industry advances along the path to full autonomy.

Historically, equipment data, such as engine and fuel-related information, were displayed on analog mechanical instruments. Engine and fuel instruments provide information on engine activity, including oil and hydraulic pressures and temperature. These instruments are clustered throughout an aircraft’s cockpit. Individual instruments tend to be replaced more frequently than the aircraft itself due to obsolescence and normal wear-and-tear. Increasingly, operators are replacing their clusters of analog mechanical instruments with integrated display systems, such as IA’s panel displays.

As airspace and airport environments become increasingly congested, the aviation industry and its regulators are placing greater emphasis on technologies, procedures and regulatory frameworks designed to enable higher traffic capacity while maintaining or improving safety, operational efficiency and environmental performance. Emerging technologies and procedures, including traffic-avoidance systems, ground-awareness tools, enhanced navigation and vertical-position accuracy, runway-incursion prevention technologies and expanded digital communication capabilities, are expected to require new and intuitive methods for presenting situational-awareness information to pilots. The Company believes that its flat-panel display and other products are well suited to address these evolving requirements and to support the industry’s ongoing demand for improved cockpit information systems.

STRATEGY

The foundation of our value creation framework is our focused business strategy which seeks to deliver stable commercial growth, including both organic and inorganic growth, operational excellence and disciplined capital allocation. Key elements of the strategy include the following:

Targeted Growth

•Expand product line portfolio.

The Company believes that its new Liberty Flight Deck (LFD) will be a key driver of its next phase of growth. The Liberty Flight Deck is a customer-centric, fully customizable design that can be tailored for most aircraft types, including large passenger and cargo, business aviation, and military applications. Unique features within the LFD facilitate significant pilot workload reduction that we believe will eventually to lead to single operations in air transport (part 25) aircraft and full flight autonomy over time.

The Company develops innovative products by integrating its avionics, engineering, and design expertise with commercially available technologies, components, and products originating from non-aviation industries, including the personal computer and telecommunications sectors. The Company’s COCKPIT/IP® system components illustrate its capability to incorporate selected non-avionic technologies into aviation applications. For example, the Company identified an unmet need in the turboprop aircraft market arising from the absence of an available autothrottle system. In response, the Company invested in the development of a turboprop autothrottle and subsequently introduced its ThrustSense® Autothrottle, which incorporates patented technologies. The Company believes that its turboprop autothrottle offers an effective and comparatively less complex solution relative to other available systems and includes multiple sensing and safety features. The Company intends to continue to pursue opportunities associated with its position as the first provider of an autothrottle system for turboprop aircraft.

•Focus on retrofit opportunity.

Given an aging global aircraft fleet, cockpit avionics upgrades for existing aircraft continue to be a significant opportunity for the Company. We believe that retrofit of an aircraft with the COCKPIT/IP® FPDS, FMS and integrated standby unit system components is cost effective compared to the acquisition of a new aircraft and can provide similar functionality to that of new aircraft.

•Expand presence in flat panel display market.

Given the versatility, visual appeal, and lower cost of displaying a series of instruments and other flight relevant information on a single flat panel, the Company anticipates that flat panel displays will continue to increasingly replace individual analog and digital instrument LCDs and cathode ray tubes. The Company anticipates that its COCKPIT/IP® has significant benefits over competitive flat panel displays, including lower cost, larger size, reduced weight, enhanced viewing angles, and a broader array of functions.

The Company’s patented and proprietary Integrity Checking Processor and Zooming features provide increased situational awareness, reliability, performance and utility to the owner/operator. Accordingly, we believe that these advantages will allow the Company to generate increased revenues from the COCKPIT/IP® product and increase our market share. In addition, the Company expects that demand for new aircraft, FAA mandates and obsolescence issues on older aircraft will contribute to this growth.

•Evaluate potential acquisitions and strategic partnerships.

As a part of the Company’s growth strategy, we continuously evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products. In addition, we may enter into strategic partnerships with parties who can provide access to assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise in order to enhance and expand the Company’s product offerings, technology and capabilities in its current and future products. Any newly acquired products and technology may enable the Company to sell to a new group of buyers and introduce them to our broader range of products, particularly newly acquired product lines.

•Increase Military diversification.

The U.S. military is actively moving away from excessive reliance on the traditional top five prime contractors (Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, and RTX) through a strategic push for diversification, rapid acquisition of innovative technologies, and a concerted effort to leverage non-traditional suppliers and small businesses. Consequently, the Company is expanding its presence in the military market by focusing on winning contracts for key domestic and FMS defense programs, such as the C130 avionics upgrades, which the Company believes will increase the potential for even greater military market penetration.

Improve Operational Efficiency

•Leverage insourcing initiatives.

The Company works to build on its legacy of strong operational execution to generate attractive margins through both increased operating leverage from greater revenues and internal margin initiatives. The Company believes it can realize efficiencies in the manufacturing and repair of the acquired Honeywell products by insourcing the production of product sub-assemblies. We also expect to benefit from greater fixed cost leverage as we utilize the manufacturing capacity at our Exton facility more effectively. We intend to realize additional efficiencies through sourcing and procurement initiatives in an effort to drive cost savings.

Return-Focused Capital Allocation Strategy

Employ a disciplined, return-focused capital allocation strategy. Our primary focus will be on capital deployment in support of our growth initiatives. The Company remains committed to maintaining strong financial flexibility.

Recent Acquisitions

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

In July 2024, the Company entered into an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell (the “July 2024 Honeywell Asset Acquisition”). This transaction complemented the previous Honeywell license and asset acquisition completed in June 2023. Total consideration was $4.2 million in cash.

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

INTELLECTUAL PROPERTY

We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business. The Company's products are manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. The Company develops and acquires new intellectual property on an ongoing basis. As of September 30, 2025, the Company held 46 U.S. patents. The Company also holds 125 international patents and has 17 trademarks. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our consolidated financial statements.

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

As of September 30, 2025, we had 147 full-time employees as compared to 133 full-time employees as of September 30, 2024. On an as-needed basis, we employ temporary personnel with specialized disciplines to fill staffing gaps. We do not have any employees represented by a union, and we believe that our relations with our employees are good. We provide our team members with ongoing opportunities to share thoughts and perspectives on company and employment-related matters through surveys, all-hands meetings, and management open door policies. Our management, with oversight from the Compensation and Nominating & Corporate Governance Committee of our board of directors, monitors the hiring, retention, and management of our employees.

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

The U.S. Government generally has the ability to terminate our contracts, in whole or in part, without prior notice, for convenience or for default based on performance. If a U.S. Government contract were to be terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs, but not the anticipated profit that would have been earned had the contract been completed. In the unusual circumstance where a U.S. Government contract does not have such termination protection, we attempt to mitigate the termination risk through other means. Termination resulting from our default may expose us to liability and could have a material adverse effect on our ability to compete for other contracts. The U.S. Government also has the ability to stop work under a contract for a limited period of time for its convenience. In the event of a stop work order, we generally would be protected by provisions covering reimbursement for costs incurred on the contract to date and for costs associated with the temporary stoppage of work on the contract. However, such temporary stoppages and delays could introduce inefficiencies for which we may not be able to negotiate full recovery from the U.S. Government and could ultimately result in termination for convenience or reduced future orders on certain contracts. Additionally, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts, even if the U.S. Government is unable to make timely payments.

Backlog

	September 30
	2025	2024
Backlog, beginning of period	$89,232,576	$13,450,881
Plus: bookings during period, net	72,493,211	48,672,715
Plus: acquired through acquisition	—	74,307,000
Less: sales recognized during period	(84,296,889)	(47,198,020)
Backlog, end of period	$77,428,898	$89,232,576

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

At September 30, 2025, our backlog was $77.4 million compared with $89.2 million at September 30, 2024. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 44% of our backlog over the next 12 months and approximately 92% over the next 24 months as revenue, with the remainder recognized thereafter.

Item 1A. Risk Factors.

1A Risk Factors

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

The Company spends a large portion of its research and development efforts in developing and marketing the FPDS, FMS, ThrustSense® Autothrottle, military display generators and flight control computers and other complementary products. The Company’s ability to grow and diversify its operations through the introduction and sale of new products is dependent upon its continued success in product development and engineering activities, its sales and marketing efforts, its ability to acquire new products from strategic partnerships and acquisitions, and its ability to obtain necessary regulatory approvals to sell such products. Sales growth will depend in part on market acceptance of and demand for FPDS, FMS, ThrustSense® Autothrottle, military display generators and flight control computers and any other products we develop in the future. The Company cannot be certain that it will be able to develop, acquire, introduce or market its FPDS, FMS, ThrustSense® Autothrottle, military display generators and flight control computers or other new products or product enhancements in a timely or cost-effective manner, or that any new products or product enhancements will receive market acceptance or necessary regulatory approval. In addition, the Company’s business is dependent upon maintaining its reputation and relationships with existing customers and potential partners. If the Company’s performance or the performance of the Company’s products does not meet its customers’ expectations, the Company’s reputation and its relationships could be damaged, which may have a material adverse impact on the Company’s business, financial condition and results of operations.

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

If the Company fails to modify or improve its products in response to evolving industry standards and government regulations, its products could become obsolete rapidly.

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

The design, development, production, sale and support of innovative commercial aerospace and defense systems and products involves advanced technologies. We invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services aimed at meeting the ever-evolving product, program and service needs of our customers. Our ability to realize the anticipated benefits of our investments depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; achieving cost and production efficiencies; availability and quality of supplier- and internally-produced parts and materials; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services; availability of test equipment; development of complex software; hiring and training of qualified personnel; identification of emerging technological trends for our target end-customers; the level of customer interest in new technologies and products and customer acceptance of our products and technologies. For example, our customers manufacture or acquire end products and systems that incorporate certain of our products. These end products and systems may also incorporate additional technologies manufactured by third parties and involve additional risks and uncertainties. As a result, the performance and industry acceptance of these larger systems and end products could affect the level of customer interest in and acceptance of our products in the marketplace. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third-party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

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

We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete transactions with such partners on commercially favorable terms, or at all. Our ability to find partners to further our growth strategy is likely to be affected by factors outside of our control in the aerospace industry such as the activities of pilot unions, pilot shortages and labor strikes, along with other economic and geopolitical factors. Any one of these factors may impede our ability to find strategic partners.

Acquisitions involve various inherent risks, such as: our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates; difficulties in integrating acquired businesses, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses; the diversion of management’s attention from our existing businesses; the potential impairment of assets; potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; potential margin dilution and production delays associated with consolidating acquired facilities and manufacturing operations. Any past or future acquisition could also result in such risks. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business, financial condition and results of operations.

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

Additionally, we may incur significant costs and risks in integrating Honeywell product lines, including the risk of additional demands on our resources, systems, procedures and controls. We may also incur significant transaction costs in connection with future acquisitions, including acquisitions that we do not complete for any reason. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.

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

The F-16 program comprises a material portion of our revenue and reductions or delays in funding for this program and risks related to performance, schedule, cost and requirements of the program could adversely affect our performance.

The F-16 program, which consists of multiple production and sustainment contracts, is our largest program and represented 36.7% of our total consolidated net sales in 2025. A decision by the U.S. Government, international partners, or FMS customer countries to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-16 program, we anticipate that there will be continual reviews related to aircraft performance, program and delivery schedule, cost and requirements as part of the DoD, Congressional and international countries’ oversight and budgeting processes. Challenges and risks associated with this program include supplier performance, contract approval and receiving funding for contracts on a timely basis, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, the ability to improve affordability and potential competition from next-generation or other platforms.

We also may not be successful in making hardware upgrades and other modernization capabilities in a timely manner, including as a result of dependencies on suppliers, which could increase costs and create schedule delays. Our ability to capture and retain future F-16 growth in development, production and sustainment is dependent on the success of our efforts to achieve F-16 customer affordability, supply chain improvements, continued reliability improvements and other efficiencies, some of which are outside our control.

Public health events and conditions could adversely affect our business, financial condition and operating results.

We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events. If a new health epidemic or outbreak were to occur, we could experience broad and varied effects similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial ramifications. If any of these were to occur, our future results and performance could be adversely impacted.

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

The Company’s revenue is concentrated in a limited number of customers. During the fiscal year ended September 30, 2025 the Company derived 57 % of its revenue from a limited number of customers. The Company continues to expect a relatively small number of customers to account for a majority of its revenue for the foreseeable future. Any disruption in the Company’s business with those customers, whether as a result of changes in demand for the customer’s services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on our business, financial condition and results of operations.

Additionally, much of the Company’s revenue is concentrated in contracts in the retrofit market with the U.S. government (including the DoD, the Department of Interior and the Department of Homeland Security) and foreign governments. Retrofit contracts with the DoD typically are not required to be renewed by the DoD and are terminable by the DoD at their convenience. Contracts with foreign governments may contain similar provisions. There can be no assurance that we will continue to be awarded contracts by the U.S. government or any foreign government, as the market for the Company’s products is highly competitive.

Our customers may terminate their contracts with us at any time which would adversely affect our business.

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

A significant portion of the Company’s sales derives from defense contractors or U.S. government agencies in connection with government aircraft retrofit or OEM contracts. The military and defense market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense budget. In addition to normal business risks, our procurement of products and services are subject to unique risks largely beyond our control. U.S. Department of Defense budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy, the U.S. government’s budget deficits, spending priorities (for example, shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation. The impact of any such reductions in defense appropriations and/or reductions in U.S. defense spending could result in delays in procurement of products and services due to lack of funding and negatively impact the Company’s business, financial condition and results of operations.

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

Additionally, U.S. government contracts are funded by agency budgets that operate on a fiscal year basis. As a result, government contracts are often not fully funded at inception. The remaining funds are only made available as appropriated by Congress over time, and thus subject to delay. Further, congressional appropriation and presidential approval are required for funding the governmental agencies with which we contract. In the past few years, the government has not been able to complete its budget process before the end of its fiscal year, resulting in government shutdowns, as well as insufficient funding for government agencies. For example, in October 2025, the U.S. federal government shut down for 43 days. We anticipate the federal budget, debt ceiling, regulatory environment and potential tax reform will continue to be subject to debate and compromise shaped by, among other things, the current administration and Congress, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance and other factors and then potentially taking action based on those assessments. In particular, the administration has issued executive orders aimed at deregulating the Department of Defense’s procurement process to achieve a more efficient and nimble procurement process. If the Company and its products are unable to successfully compete with its competitors in any reformed procurement environment, or if the administration’s efforts result in the Company facing a disadvantage in contracting decisions due to its size, history, product mix or any other factor, such reforms could result in impacts to both our current and future business prospects and financial performance. As a result, our sales revenue in the retrofit market are vulnerable to both delays in funding and reductions in spending. If our government contracts are not fully funded, or significant programs or contracts with the U.S. government are terminated, our business, financial condition and results of operations would be substantially adversely affected.

Geopolitical factors and changes in policies and regulations could adversely affect our business.

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

The Company could be subjected to unanticipated losses in the event that the Company suffers cost overruns or contractual penalties in connection with fixed-price contracts or service arrangements to perform specified design and EDC services.

During the fiscal year ended September 30, 2025, approximately 7% percent of the Company’s total sales were derived from fixed-price EDC arrangements with customers to perform specified design and EDC services related to its products. These arrangements allow the Company to benefit by recovering some of its product development costs, but it carries the risk of potential cost overruns. If the Company’s initial cost estimates are incorrect, it can incur one-time charges that may be quite high and losses on these contracts. These EDC arrangements can expose the Company to potential losses because the customer may compel the Company to complete a project or, in the event of a termination for default, pay the incremental cost of its replacement by another provider. Because some of these projects involve new technologies and applications, and can last for more than a year, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with subcontractors, and cost overruns can result in the contractual price becoming less favorable or even unprofitable to the Company over time. Furthermore, if the Company does not meet project deadlines or if its products do not meet customer specifications, it may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer losses if the customer exercises its right to terminate its agreement early. The Company’s results of operations are dependent on its ability to maximize earnings from the EDC service arrangements. Similarly, if the Company is unable to meet deadlines and customer specifications, its reputation in the industry may suffer harm, which may have a negative impact on the Company’s ability to retain its current customers and attract new customers. Lower earnings caused by cost overruns could furthermore have a negative impact on the Company’s business, financial condition and results of operations.

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

Our subcontractors and third-party suppliers may fail to deliver high quality materials, products or services, which may result in a failure of our products or services and a violation of applicable law.

The suppliers the Company depends on may not be able to timely deliver a sufficient number of components on that are of a reliable quality on commercially reasonable terms. We also depend on our key third-party suppliers to provide materials that comply with our specifications. If any products or materials that are provided by our suppliers do not comply with our specifications, and we do not discover such noncompliance until after those parts are installed and as a result the products fails, the Company would be harmed, potentially resulting in a loss of its ISO 9001 and AS9100D certifications, loss of customers, harm to reputation, product recalls and liability for any other harm caused. Such failures could delay or stop our production, result in possible lost sales and seriously threaten our business, financial condition and results of operations.

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

The Company depends on key personnel to manage its business effectively, and an inability to attract and retain key employees and plan for management succession could adversely impact the Company’s ability to compete.

The Company’s success depends on the efforts, abilities, and expertise of its senior management and other key personnel. There can be no assurance that the Company will be able to attract or retain such employees, and the loss of important personnel could damage its ability to execute its business strategy. Competition for skilled personnel is intense, and the Company may not be able to attract or retain additional qualified employees.

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

The Company has limited experience in marketing and distributing its products internationally, which may limit the Company’s ability to penetrate international markets and increase international sales.

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

Currently, all of the Company’s international sales are denominated in U.S. dollars. An increase in the dollar’s value compared to other currencies could render the Company’s products less competitive in international markets. In the future, the Company may be required to conduct sales in foreign countries local currencies, thus exposing it to fluctuations and volatility in exchange rates that could adversely affect its operating results. Further, as we pursue customers in Asia and other less developed markets throughout the world, our potential inability to ensure the creditworthiness of counterparties could impose additional risks and affect our overall profitability. Emerging market operations, in particular, can present many risks, including volatility in gross domestic product, economic and government instability, and the imposition of exchange controls and capital controls. We must also hire and train qualified personnel to manage our foreign operations. We may experience difficulties in recruiting, training, managing, and retaining an international staff, specifically sales management and sales personnel, which may impact sales productivity in foreign markets.

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

We rely on a combination of patents, and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. To this end, as of September 30, 2025, the Company holds 46 U.S. patents and has 17 trademarks. In addition, the Company holds 125 international patents. The Company’s success and ability to compete will depend in part on its ability to obtain and maintain patent or other protection for its technology and products, both in the U.S. and internationally. The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. However, there is no guarantee that our patent applications will become issued patents. Moreover, even if approved, our patents may thereafter be successfully challenged by others or otherwise become invalidated for a variety of reasons. Thus, any patents we currently have or may later acquire may not provide us a significant competitive advantage. If our products are not protected by patents, our technology may be rendered obsolete by competitors that may develop similar technology using our ideas and our technology, which will seriously harm our ability to generate sales revenue.

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

As part of our growth strategy, we have obtained licenses to third-party technology to improve our products. We may be required to renegotiate our currently licensed technology in the future and may seek to license additional technology from other third parties to enhance our products and position in the market. However, there is no guarantee that third-party licenses will be available to us, or continue to be made available to us, on terms acceptable and beneficial to the Company. If we are unable to maintain our current licenses or obtain additional licenses to further improve our products, we may be required to develop lower quality and less innovative products and as a result, our business, financial condition and results of operations may suffer.

A cyber security incident or other technology disruption could have a negative impact on our business.

We face certain security threats and technology disruptions, including threats to our information technology (“IT”) infrastructure, attempts to gain access to our or our customers’ proprietary or classified information, threats of terrorism, and failures of our technology tools and systems. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with IT systems for certain customers and other third parties, for which we face similar security threats as for our own, including, in particular, the DoD. Cybersecurity threats—which include, but are not limited to, computer viruses, ransomware, break-ins, sabotage, spyware, other malware, attempts to access information, denial of service attacks and other electronic security breaches—are persistent and evolve quickly. In general, such threats have increased in frequency, scope and potential impact in recent years. Further, a variety of technological tools and systems, including both company-owned IT and technological services provided by outside parties, support our critical functions. These technologies, as well as our products, are subject to failure and the user’s inability to have such technologies properly supported, updated, expanded or integrated into other technologies and, in certain cases, may contain open source and third-party software which may unbeknownst to us contain defects or viruses that pose unintended risks. These risks could materially harm our business or reputation.

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

While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with the third parties that we rely on are beyond our control and we cannot guarantee that our or our customers’, suppliers’ and other third parties’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. In addition, there can be no assurance that actions we have taken to implement appropriate measures and controls will be sufficient to prevent disruptions to critical systems, unauthorized release of confidential information or corruption of data. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The security measures we have implemented may become subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems. In the past, we have experienced immaterial breaches of our IT systems, which we have sought to address through upgrades to our IT security systems. However, these security systems cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships and curtail or otherwise impact the use of our IT systems. Moreover, if a security breach of our IT systems affects our computer systems or results in the release of personally identifiable or other sensitive information of customers, business partners, employees and other third parties, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation and potential liability. Further, as cyber threats continue to evolve, the Company may be required to expend significant resources to continue to modify or enhance its protective measures or to investigate and remediate any security vulnerabilities. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require the Company to expend significant additional resources to meet such requirements, which as a result may also harm the Company’s reputation.

Any such cybersecurity event could require significant management attention and resources, negatively impact our reputation among our customers and the public and challenge our eligibility for future work on sensitive or classified systems, which could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

The Company is subject to various laws and regulations. Changes to, or failure by the Company to comply with, these laws and regulations could have a significant negative impact on the Company’s business and operations.

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

Our common stock has experienced and may continue to experience significant price fluctuations, which could cause you to lose a significant portion of your investment and interfere with our efforts to grow our business.

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

The Company has indebtedness pursuant to loan agreements and lines of credit with JP Morgan Chase Bank, N.A. and may pursue additional sources of credit or borrowed money in the future under these existing credit facilities and/or enter into new financing arrangements. We may fail to pay these or additional future obligations, as and when required. Specifically, if we are unable to generate sufficient cash flows from operations or borrow sufficient funds in the future to service or refinance our debt, our business, financial condition and results of operations will be harmed. Any downgrades from credit rating agencies such as Moody’s Investors Service or Standard & Poor’s Rating Services may adversely impact our ability to obtain additional financing or the terms of such financing and reduce the market capacity for our commercial paper. Furthermore, if prevailing interest rates or other factors result in higher interest rates upon any potential future financing, then interest expense related to the refinance indebtedness would increase.

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

Item 2. Properties.

In the fiscal year ended September 30, 2001, the Company purchased 7.5 acres of land in the Eagleview Corporate Park in Exton, Pennsylvania. Shortly thereafter, the Company constructed a 45,000 square foot design, manufacturing and office facility on this site. During the fiscal year ended September 30, 2025, the Company expanded the facility by approximately an additional 40,000 square feet. Subsequent to October 2025, we operate an 85,000 square foot design, manufacturing, and office facility in Exton, Pennsylvania, which we believe is adequate to meet the needs of the Company for the foreseeable future.

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

Holders of Common Stock

As of December ~~4~~, 2025, there were approximately ten registered holders of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions in “street name.”

Dividends

The Company’s has not paid cash dividends since the fiscal year ended September 30, 2021. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of September 30, 2025 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of September 30, 2025. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Securities Authorized for Issuance under Equity Compensation Plans

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights (a)	rights (b)(1)	column(a) (c)(2)
Equity compensation plans approved by security holders(3)	945,769	$8.07	1,375,682
Equity compensation plans not approved by security holders	-	-	-
Total	945,769	$8.07	1,375,682

(1)	Consists of the weighted average exercise price of outstanding options (“NQSOs”) and time vested stock options with a market based exercise price condition (“MSOs”) as of September 30, 2025.
(2)	Consists entirely of shares of common stock that remain available for future issuance under 2019 Stock-Based Incentive Compensation Plan as of September 30, 2025.
(3)	Consists of 361,613 NQSO's, 72,062 MSO's, 311,094 time-vested Restricted Stock Units (“RSUs”) and 201,000 market-based restricted stock units (“MSUs”) outstanding as of September 30, 2025 under the 2019 Stock-Based Incentive Compensation Plan.
(3)	RSUs and MSU’s were excluded when determining the weighed-average exercise price of outstanding options, warrants and rights.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2025.

Recent Sales of Unregistered Securities

We did not issue any equity securities during fiscal year 2025 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Item 6. [Reserved]

This item is not longer required.

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

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, has positioned the company to deliver cost-effective solutions for the general aviation, commercial air transport, the DoD/governmental and foreign military markets. This approach, combined with the Company’s deep industry experience across OEMs and platforms is designed to enable the Company to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

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

In June 2023, the Company entered into an agreement with Honeywell (“The June 2023 Honeywell Agreement”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million.

In July 2024, the Company entered into an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell (the “July 2024 Honeywell Asset Acquisition”). This transaction complemented the previous Honeywell license and asset acquisition completed in June 2023. Total consideration was $4.2 million in cash.

On September 27, 2024, the Company entered into a further agreement with Honeywell (the “September 2024 Honeywell Agreement”), pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash.

Following the acquisition of Honeywell’s military display generators and flight control computers business, Honeywell has continued to manufacture these products and maintain related inventory at its facilities under the September 2024 Honeywell Agreement. Revenue, and costs from this production are attributed to and reported by the Company; however, the Company relies on Honeywell for access to the operational and financial data needed to prepare its financial statements. The Company has limited ability to oversee the operations or verify the data received from Honeywell, making it difficult to predict revenues and gross margins. Over the coming months, the production of the military display generators and flight control computers business will cease at Honeywell facilities and transition to the Company’s facilities. During this transition process, production will be temporarily halted while the Company ramps up its production and inventory at its facilities. In anticipation of the transition, Honeywell is expected to accelerate its production of these products in the short term. We anticipate this will lead to a spike in revenues in the short term followed by a temporary dip in revenues before revenues are normalized.

As a result, the Company anticipates revenues related to the September 2024 Honeywell Agreement will continue to fluctuate significantly over the next few quarters. The transition from Honeywell to Company facilities will involve certain risks that may impact operational performance and reported results. While the Company cannot assure that the transition will not adversely affect operations and reported results, it is committed to closely monitoring the integration process. The Company remains confident in the long-term benefits of the Honeywell acquisitions.

Cost of sales related to product and service sales comprises materials, components and third-party avionics purchased from suppliers, direct labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet the Company’s specifications. The overhead portion of Cost of sales are primarily comprised of salaries and benefits, building occupancy costs, supplies and outside service costs related to production, purchasing, material control and quality control. Cost of sales also includes warranty costs.

Cost of sales related to EDC sales comprises engineering labor, consulting services and other costs associated with specific design and development projects. These costs are incurred pursuant to contractual arrangements and are accounted for typically as contract costs within Cost of sales, with reimbursement accounted for as a sale in accordance with the percentage-of-completion method or completed contract method of accounting. Company funded R&D expenditures relate to internally funded efforts for the development of new products and the improvement of existing products. These costs are expensed as incurred and reported as R&D expenses. The Company intends to continue investing in the development of new products that complement current product offerings and to expense associated R&D costs as they are incurred.

Selling, general and administrative (“SG&A”) expenses consist of sales, marketing, business development, professional services, salaries and benefits for executive and administrative personnel, facility costs, recruiting, legal, accounting and other general corporate expenses.

The Company sells its products to agencies of the United States and foreign governments, aircraft operators, aircraft modification centers and OEMs. Customers have been and may continue to be affected by changes in economic conditions both in the United States and abroad. Such changes may cause customers to curtail or delay their spending on both new and existing aircraft. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, general levels of consumer spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, inflation, public health crises and pandemics and other macroeconomic factors that affect spending behavior. Furthermore, spending by government agencies may be reduced in the future. If customers curtail or delay their spending or are forced to declare bankruptcy or liquidate their operations because of adverse economic conditions, the Company’s revenues and results of operations would be affected adversely. For example, in the fiscal year ended September 30, 2025, changes in U.S. administrative tariff policy, have led to increases in tariffs for imported goods. Thus far, the impact to Company has been nominal.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of total Net sales for the fiscal years indicated:

	Twelve Months Ending September 30,
	2025	2024	2023
Net sales:
Product	64.2%	51.4%	64.9%
Services	35.8%	48.6%	35.1%
Total net sales	100.0%	100.0%	100.0%

Cost of sales:	
Product	32.6%	22.4%	27.9%
Services	19.3%	22.6%	10.9%
Total cost of sales	51.9%	45.0%	38.7%

Gross profit	48.1%	55.0%	61.3%

Operating expenses:
Research and development	4.7%	8.8%	9.0%
Selling, general and administrative	19.4%	25.6%	31.1%
Total operating expenses	24.1%	34.4%	40.1%

Operating income	24.0%	20.6%	21.2%

Interest expense	(2.0)%	(2.0)%	(1.1)%
Interest income	0.0%	0.3%	1.5%
Other income	1.9%	—%	0.4%

Income before income taxes	23.8%	18.9%	22.0%

Income tax expense	5.1%	9.2%	4.6%

Net income	18.7%	9.7%	17.4%

Fiscal Year Ended September 30, 2025 Compared to Fiscal Year Ended September 30, 2024

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company has aggregated these items into one category, “Services” and reclassified Customer service and Engineering and development contracts revenues as well as Cost of sales to conform the presentation of the Consolidated Statements of Operations for fiscal year ended September 30, 2023. Consequently, Services revenues and cost of sales primarily comprise Customer Service, EDC and Royalties. See Footnote 3. Summary of Significant Accounting Policies, (“Reclassifications”) for additional information.

Net sales. Net sales in fiscal year 2025 increased $37.1 million, or 78.6%, to $84.3 million from $47.2 million in fiscal year 2024. Net sales of $84.3 million for fiscal year 2025 comprised $53.3 million in organic Net sales and $31.0 million in Net sales related to the September 2024 Honeywell Agreement. The increase in Net sales was driven primarily by a $29.8 million, or 122.7%, increase in Product sales derived from the September 2024 Honeywell Agreement, an increase in commercial air transport sales of $10.5 million, partially offset by a decrease of $3.7 million in sales in business aviation. Services sales for fiscal year 2025 increased $7.3 million, or 31.8%, compared to Services sales for fiscal year 2024 of $22.9 million. The increase in Services sales primarily reflects increases in engineering development services of $3.4 million and an increase in customer service sales from the product lines acquired from Honeywell of $1.4 million, partially offset by a decrease in legacy customer service revenue of $0.6 million.

Cost of sales. Cost of sales was $43.8 million, or 51.9 % of Net sales, for fiscal year 2025 compared to $21.2 million, or 45.0 % of Net sales, for fiscal year 2024. The increase in Cost of sales was primarily the result of a significant increase in overall sales volume. The Company’s overall gross margin for fiscal year 2025 was 48.1 % compared to 55.0% for fiscal year 2024. The decrease in overall gross margin percentage for fiscal year 2025 compared to fiscal year 2024, was primarily the result of unfavorable changes in product mix, increased depreciation and cost inefficiencies due to hiring and training of additional personnel and other integration costs associated with the September 2024 Honeywell Agreement. The factors that have affected and will continue to affect the Company’s gross margin include depreciation resulting from recent product line acquisitions and the increased proportion of military sales in the Company’s sales mix.

Research and development. R&D expense decreased $0.1 million, or 3.5%, to $4.0 million for fiscal year 2025 from $4.1 million for fiscal year 2024. As a percentage of net sales, R&D expenses decreased to 4.7% of net sales for fiscal year 2025 from 8.8% of net sales for fiscal year, 2024. The decrease in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional revenues for fiscal year 2025 compared to the same period last year. In fiscal 2025 $2.6 million of R&D expense was recharacterized as Cost of sales related to the EDC sales as compared to $1.3 million in fiscal year 2024, which was offset by $1.2 million in additional engineering staffing to support the Company’s development programs.

Selling, general, and administrative.

SG&A expenses increased $4.3 million or 35.8%, to $16.4 million for fiscal year 2025 from $12.1 million for fiscal year 2024. The increase in SG&A expense for fiscal year 2025 was primarily the result of increases in professional services fees and other related fees of $0.8 million primarily due to corporate initiatives. In addition, the Company incurred increased depreciation and amortization expenses of $1.1 million related to the customer relationships and intangible assets resulting from the combined acquisitions and $2.0 million due to employee related expenses and benefits resulting from increased headcount, and $0.4 million increase in other operating expenses. As a percentage of Net sales, SG&A expenses were 19.4% for fiscal year 2025 compared to 25.6% for fiscal year 2024.

Interest income. Interest income was $0.1 million for fiscal year 2025 and fiscal 2024.

Other income. Other income was $1.5 million in fiscal year 2025, which was primarily from monies received of $1.9 million with respect to the Employee Retention Tax Credits (“ERTC”), offset by a $0.4 million one-time ERTC related settlement fee. The Company did not have any other income for fiscal year 2024.

Income taxes. Income tax expense was $4.3 million in fiscal year 2025 as compared to income tax expense of $1.9 million in fiscal year 2024. The effective tax rate in fiscal year 2025 was 21.7% as compared to 20.9% in fiscal year 2024. The increase in income tax expense was primarily due to an increase in earnings in fiscal year 2025.

Net income. As a result of the factors described above, the Company’s net income in fiscal year 2025 was $15.6 million compared to net income of $7.0 million in fiscal year 2024. On a fully diluted basis, net income per share was $0.88 in fiscal year 2025, compared to a net income of $0.40 per share in fiscal year 2024.

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

Selling, general, and administrative. SG&A expenses increased $1.3 million or 11.9%, to $12.1 million from $10.8 million in fiscal year 2023. The increase in SG&A expense in fiscal year 2024 was primarily the result of increases in consulting and legal fees of $0.9 million primarily due to acquisition related expenses and increased costs of $0.6 million as a result of the recruitment of a new CFO and other corporate initiatives. In addition, the Company incurred amortization expense of $1.2 million related to the customer relationships intangible asset resulting from the combined acquisitions. These increases were partially offset by a $0.2 million gain from the sale of the Company’s King Air aircraft. As a percentage of Net sales, selling, general and administrative expenses were 25.6% in fiscal year 2024 compared to 31.1% for fiscal year 2023.

Interest income. Interest income of $0.1 million in fiscal year 2024 decreased by $0.4 million as compared to interest income in fiscal year 2023 of $0.5 million. The decrease in interest income was primarily the result of the decrease in the average cash balance in fiscal year 2024 and a general decrease in interest rates as compared to fiscal year 2023.

Other income. The Company did not have any other income for fiscal year 2024. Other income was $0.2 million in fiscal year 2023.

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

Liquidity and Capital Resources

Sources of Liquidity

The following table highlights key financial measurements of the Company:

	As of	As of
	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$2,693,595	$538,977
Accounts receivable	$12,956,476	$12,612,482
Current assets	$50,727,300	$34,685,698
Current liabilities	$16,661,109	$7,265,254
Contract liability	$2,481,929	$340,481
Other non-current liabilities	$22,096,502	$28,478,352
Quick ratio (1)	0.94	1.81
Current ratio (2)	3.04	4.77

	Twelve Months Ended September 30,
	2025	2024	2023
Cash flow activities:
Net cash provided by operating activities	$13,303,318	$5,796,222	$2,096,174
Net cash (used in) investing activities	(6,512,106)	(16,881,440)	(36,158,373)
Net cash (used in) provided by financing activities	(4,636,594)	8,527,002	19,908,846
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities
(2)	Calculated as: current assets divided by current liabilities

The Company’s principal source of liquidity has been cash flows from current year operations and cash accumulated from prior years’ operations, supplemented with our revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments (including those described in footnote 19, “Lease Recognition” to the financial statements contained in this Annual Report on Form 10-K. The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors.

2025 Credit Agreement

On July 18, 2025, the Company, its wholly-owned subsidiary Innovative Solutions and Support, LLC (“Borrower”) and certain domestic subsidiaries entered into a Credit Agreement (the “2025 Credit Agreement”) with J.P. Morgan Chase Bank, N.A. (the “Bank”) and the other lender parties thereto, which Credit Agreement provides for the Bank to extend to the Borrower credit facilities in an aggregate principal amount of up to $100.0 million (the “JPM Facility”), consisting of the following:

1)	a $25,000,000 initial term loan facility (the “Initial Term Loan”);
2)	a $30,000,000 revolving credit facility (the “Revolving Facility”); and
3)	a $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

The JPM Facility replaced the A&R Revolving Line of Credit with PNC described below under the heading “Prior Debt Facility.”

See footnote 20. Loan Agreement, for additional disclosures related the 2025 Credit Agreement.

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

During the fiscal years ended September 30, 2024 and September 30,2025, we did not sell any shares of common stock under the ATM Sales Agreement.

Prior Debt Facility

In connection with the June 2023 Honeywell Agreement, the Company entered into a term loan with PNC Bank for $20.0 million to fund a portion of the June 2023 Honeywell Agreement. In addition to providing for the Term Loan, the Loan Agreement, together with a corresponding Line of Credit Note in favor of PNC, executed on May 11, 2023, provided for a senior secured Revolving Line of Credit in an aggregate principal amount of $10,000,000, with an expiration date of May 11, 2028.

On December 19, 2023, the Company and PNC entered into the Restated Loan Amendment and the corresponding Restated Line of Credit Note and Restated Rider, to increase the aggregate principal amount available under the Company’s senior secured revolving line of credit from $10 million to $30 million and extend the maturity date until December 19, 2028. The proceeds of the Restated Line of Credit Note was used for working capital and other general corporate purposes, for acquisitions as permitted under the Restated Loan Amendments and to pay off and close the loan evidenced by that certain Term Note executed in favor of PNC, dated June 28, 2023, which provided for a senior secured term loan in aggregate principal amount of $20 million, with a maturity date of June 28, 2028.

On September 30, 2024, in connection with the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement, the Company entered into the Loan 2024 Amendment with PNC, which amended certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the Loan 2024 Amendment, the Company entered into (i) A&R Revolving Line of Credit Note, and (ii) A&R Rider. The A&R Revolving Line of Credit Note provided for a senior secured revolving line of credit in an aggregate principal amount of $35 million, with an expiration date of December 19, 2028 (the “Revolving Line of Credit”). The interest rate applicable to loans outstanding under the Revolving Line of Credit was a rate per annum equal to the sum of (A) Daily SOFR (as defined in the A&R Revolving Line of Credit Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio, as defined in the A&R Revolving Line of Credit Note. The A&R Rider provided for how PNC will make advances to the Company under the Revolving Line of Credit.

On July 18th, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit of $25,342,529 was fully paid.

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

The Company did not pay cash dividends in fiscal years 2023, 2024 or 2025. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating Activities

The Company generated $13.3 million of cash from operating activities during fiscal year 2025, as compared to cash generated of $5.8 million during fiscal year 2024. The cash generated by operating activities for the year ended September 30, 2025 was primarily generated by net income of $15.6 million, including $1.5 million of net ERTC funds received in fiscal year 2025, non-cash compensation expenses for traditional and market-based stock options and traditional and market-based stock awards of $0.3 million and $2.0 million, respectively, and depreciation and amortization expense of $3.8 million. Changes in certain other working capital accounts drove the remainder of the increase for fiscal year 2025.

The Company generated $5.8 million of cash from operating activities during fiscal year 2024, as compared to cash generated of $2.1 million during fiscal year 2023. The cash generated by operating activities for the year ended September 30, 2024 was primarily generated by net income of $7.0 million, an increase in non-cash compensation expenses for stock options and stock awards of $0.3 million and $0.7 million, respectively, and depreciation and amortization expense of $2.1 million. Changes in certain other working capital accounts drove the remainder of the increase for fiscal year 2024.

Investing Activities

Cash used in investing activities was $6.5 million for the fiscal year ended September 30, 2025 and was primarily due to expenditures related to additions and improvements in the Company’s facilities, purchases of equipment and computer software investment related to the Company’s ERP (“Enterprise Resource Planning”) implementation.

Cash used in investing activities was $16.8 million for the fiscal year ended September 30, 2024 and was primarily due to the $14.2 million acquisition of various generations of military display generators and flight control computers in September 2024 and the $4.2 million acquisitions of certain additional assets related to the Company’s communication and navigation product lines in July of 2024. In addition, the Company spent $0.7 million for the purchases of property and equipment, partially offset by proceeds of $2.2 million from the sale of the Company’s King Air aircraft. The Company plans to continue investing in capital equipment to support engineering development efforts and operations.

Financing Activities

Net cash used in financing activities was $4.6 million for the fiscal year ended September 30, 2025 and primarily consisted of approximately $27.0 million in borrowings against the 2025 Initial term loan, partially offset by the payoff of the previous revolving line of credit under the PNC Facility of approximately $25.3 million, the payoff of $2.0 million under the Revolving facility, a $0.6 million principal payment on the Initial Term Loan and the payment of approximately $1.0 million in initial borrowing fees.

Net cash provided by financing activities was $8.5 million for the fiscal year ended September 30, 2024 and consisted of $43.8 million in payments against the Company’s line of credit offset by $52.3 million in additional borrowings used to fund the Company’s fiscal year ended September 30, 2024 acquisitions.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. IA has experienced increases in expenditures since its inception and anticipates that increases in expenditures will continue in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If sufficient funds are not available, the Company may not be able to introduce new products or compete effectively.

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

The nature of the Company’s business also supports long-term sustainability. Historically, a majority of the Company’s sales have been generated from the retrofit market, in which the Company upgrades existing aircraft and equipment to improve functionality, safety, and regulatory compliance. These retrofit activities extend the useful life of in-service assets and reduce the likelihood that aircraft and related equipment will be retired or scrapped, thereby supporting reuse and waste reduction within the aviation industry. In addition, the Company’s GPS receivers enable more efficient navigation practices that may reduce fuel consumption and associated carbon emissions.

The Company is committed to further advancing its sustainability efforts and intends to strengthen its focus on managing and reducing the environmental impact of its operations. This includes evaluating opportunities to improve energy efficiency, minimize waste, and adopt environmentally responsible practices across its manufacturing and administrative functions.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 3, “Significant Accounting and Reporting Policies,” for additional information about our significant accounting and reporting policies that require us to make certain judgments and estimates in reporting our operating results and our assets and liabilities. The following paragraphs describe the accounting policies that require significant judgment and estimates due to inherent uncertainty or complexity.

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

Business Segments

The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services flight guidance and cockpit display systems for OEMs and retrofit applications. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, the DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries. The Company currently derives the majority of its revenues from the sale and service of this equipment and related EDC services. Most of the Company’s sales, operating results and identifiable assets are generated in the United States. In fiscal years ended September 30, 2025, 2024 and 2023 Net sales outside the United States amounted to $16.4 million, $22.8 million and $15.5 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations are exposed to market risks primarily as a result of changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $24.3 million as of September 30, 2025, a hypothetical change +/- 1% change in variable interest rates would have affected interest expense by approximately $0.3 million.

The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during the fiscal year ended September 30, 2025 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical +/-1% change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company listed in the index appearing under Item 8 herein are filed as part of this Annual Report on Form 10-K.

Innovative Solutions and Support, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Innovative Solutions & Support, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Innovative Solutions & Support, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

December 22, 2025

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$2,693,595	$538,977
Accounts receivable	12,956,476	12,612,482
Contract assets	5,320,353	1,680,060
Inventories	25,802,181	12,732,381
Prepaid inventory	2,562,297	5,960,404
Prepaid expenses and other current assets	1,392,398	1,161,394

Total current assets	50,727,300	34,685,698

Goodwill	6,703,104	5,213,104
Intangible assets, net	23,582,615	27,012,292
Property and equipment, net	18,804,536	13,372,298
Deferred income taxes	2,824,132	1,625,144
Other assets	718,466	473,725

Total assets	$103,360,153	$82,382,261

LIABILITIES AND SHAREHOLDERS’ EQUITY	
Current liabilities	
Current portion of long-term debt	$2,438,802	$—
Accounts payable	3,578,411	2,315,479
Accrued expenses	8,161,967	4,609,294
Contract liability	2,481,929	340,481

Total current liabilities	16,661,109	7,265,254

Long-term debt	21,700,005	28,027,002
Other liabilities	396,497	451,350

Total liabilities	38,757,611	35,743,606

Commitments and contingencies (See Note 16)	

Shareholders’ equity	

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at September 30, 2025 and September 30, 2024	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 17,970,453 and 17,842,245 issued at September 30, 2025 and September 30, 2024, respectively	17,631	17,503
Additional paid-in capital	39,751,130	37,415,031
Retained earnings	28,294,753	12,667,093
Treasury stock, at cost, 339,644 shares at September 30, 2025 and at September 30, 2024, respectively	(3,460,972)	(3,460,972)

Total shareholders’ equity	64,602,542	46,638,655
Total liabilities and shareholders’ equity	$103,360,153	$82,382,261

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Net Sales:
Product	$54,080,207	$24,279,918	$22,589,657
Services	30,216,682	22,918,102	12,218,856
Total net sales	84,296,889	47,198,020	34,808,513

Cost of sales:
Product	27,448,167	10,570,521	9,715,517
Services	16,336,841	10,713,908	3,781,925
Total cost of sales	43,785,008	21,284,429	13,497,442

Gross profit	40,511,881	25,913,591	21,311,071

Operating expenses:
Research and development	3,992,086	4,137,985	3,129,518
Selling, general and administrative	16,447,805	12,114,069	10,822,505
Total operating expenses	20,439,891	16,252,054	13,952,023

Operating income	20,071,990	9,661,537	7,359,048

Interest expense	(1,725,205)	(937,309)	(393,281)
Interest income	18,943	127,332	518,188
Other income	1,585,735	—	151,317
Income before income taxes	19,951,463	8,851,560	7,635,272

Income tax expense	4,323,803	1,853,180	1,607,517

Net income	$15,627,660	$6,998,380	$6,027,755

Net income per common share:
Basic	$0.89	$0.40	$0.35
Diluted	$0.88	$0.40	$0.35

Weighted average shares outstanding:	
Basic	17,572,980	17,459,823	17,411,684
Diluted	17,829,033	17,480,247	17,419,185

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

			Additional								Total
	Common		Paid-In			Retained			Treasury		shareholders’
	Stock		Capital			Earnings			Stock		equity
Balance, September 30, 2023	$17,447			$36,411,796			$5,668,713		$(3,460,972)		$38,636,984

Share-based compensation	56			1,003,235			—		—		1,003,291
Net income	—			—			6,998,380		—		6,998,380

Balance, September 30, 2024	$17,503			$37,415,031			$12,667,093		$(3,460,972)		$46,638,655

Share-based compensation	128			2,336,099			—		 —		 2,336,227
Net income	—			—			15,627,660		—		15,627,660

Balance, September 30, 2025	$17,631			$39,751,130		~~$~~	28,294,753		$(3,460,972)		$64,602,542

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,627,660	$6,998,380	$6,027,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,733,721	2,097,942	697,943
Share-based compensation	2,336,227	1,003,292	1,450,428
Amortization of loan fees	40,269	—	—
Impairment of long-lived assets	—	—	44,400
Gain on disposal of property and equipment	—	(160,577)	—
Deferred income taxes	(1,253,842)	(1,136,809)	9,503
(Increase) decrease in:
Accounts receivable	(343,994)	(2,868,768)	(5,446,257)
Contract assets	(3,640,294)	(1,192,921)	(324,397)
Inventories	(9,671,694)	(2,338,176)	(834,917)
Prepaid expenses and other current assets	(479,118)	811,669	69,458
Other non-current assets	(4,771)	(294,969)	(101,356)
Increase (decrease) in:
Accounts payable	1,262,932	978,203	628,430
Accrued expenses	2,703,836	624,346	203,754
Income taxes payable	850,938	1,077,488	(257,055)
Contract liabilities	2,141,448	197,122	(115,823)
Net cash provided by operating activities	13,303,318	5,796,222	2,096,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,512,106)	(657,790)	(298,373)
Acquisition of assets	—	(4,249,460)	—
Acquisition of a business	—	(14,200,000)	(35,860,000)
Proceeds from the sale of property and equipment	—	2,225,810	—
Net cash (used in) investing activities	(6,512,106)	(16,881,440)	(36,158,373)

CASH FLOWS FROM FINANCING ACTIVITIES:	
Debt proceeds	—	52,352,827	20,000,000
Debt payments	(28,027,002)	(43,825,825)	(500,000)
Initial Term Loan debt proceeds	25,000,000	—	—
Initial Term Loan principal payments	(625,000)	—	—
Proceeds from exercise of stock options	—	—	408,846
Payments of debt issuance costs	(984,592)	—	—
Net cash (used in) provided by financing activities	(4,636,594)	8,527,002	19,908,846

Net increase (decrease) in cash and cash equivalents	2,154,618	(2,558,216)	(14,153,353)
Cash and cash equivalents, beginning of year	538,977	3,097,193	17,250,546

Cash and cash equivalents, end of year	$2,693,595	$538,977	$3,097,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,726,707	$1,913,456	$1,855,069
Cash paid for interest	1,536,956	847,085	260,889

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$3,398,107	4,254,492	—
Transfer from prepaid inventory to purchases of property and equipment	—	3,327,000	—
Transfer from prepaid inventory to goodwill	—	516,580	—
Transfer from prepaid inventory to intangible assets, net	—	800,000	—
Transfer from prepaid expenses and other current assets to PP&E	119,647	—	—
Transfer from other assets to PP&E	318,534	—	—
Transfer from intangible assets to goodwill	1,490,000	—	—
Transfer from prepaid expenses to intangible assets	275,995	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC. DBA INNOVATIVE AEROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background

Innovative Solutions and Support, Inc. dba Innovative Aerosystems, Inc. (the “Company,” “we” or “us”) was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services avionics products and systems for retrofit applications and original equipment manufacturers (“OEMs”).

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, is designed to leverage the latest technologies developed for the computer and telecommunications industries into advanced and cost-effective solutions for the general aviation, commercial air transport, Department of Defense (“DoD”), governmental and foreign military markets. This approach, combined with the Company’s industry experience, is designed to enable us to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors. Customers include various OEMs, commercial air transport carriers and corporate/general aviation companies, DoD and its commercial contractors, aircraft operators, aircraft modification centers, government agencies and foreign militaries.

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

On June 30, 2023, the Company entered into an Asset Purchase and License Agreement with Honeywell International, Inc. (the “June 2023 Honeywell Agreement”) whereby Honeywell sold certain assets and granted perpetual license rights to manufacture and sell licensed products related to its inertial, communication and navigation product lines to the Company. The transaction involved a sale of certain inventory, equipment and customer-related documents; an assignment of certain customer contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company. See Note 4, “Acquisition” for more details. See Footnote 4. Acquisition, for additional information. The Company determined that the transaction met the definition of a business under ASC 805, therefore the Company accounted for the transaction as a business combination and applied the acquisition method of accounting.

2.  Concentrations

Major Customers

In fiscal years ended September 30, 2025, 2024 and 2023, the Company derived 57%, 42% and 54%, respectively, of total sales from five customers, although not all the same customers in each year. Accounts receivable and contract assets related to the Company’s top five customers were $8.7 million, $7.6 million and $3.5 million as of fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

During the fiscal year ended September 30, 2025, the Company had two suppliers that accounted for 51% of the Company’s total inventory related purchases. During the fiscal year ended September 30, 2024, the Company had four suppliers that accounted for 63.1% of the Company’s total inventory related purchases. During the fiscal year ended September 30, 2023, the Company had four suppliers that accounted for 49.0% of the Company’s total inventory related purchases.

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

Reclassification

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company has aggregated these items into one category, “Services” and reclassified all Customer service and Engineering and development contracts revenues as well as Cost of sales in order to conform the presentation of the consolidated Statements of Operations for fiscal year ended September 30, 2023.

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

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, evaluation of allowances for credit losses accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering development contracts (“EDC”) revenue recognition, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill and indefinite-lived intangible assets impairment and contingencies. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at September 30, 2025 and 2024 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Accounts Receivable

We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. An allowance for estimated uncollectible accounts is established if uncollectability is considered probable. This value may include an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. When determining uncollectibility, we consider historical write-offs by customer, level of past due accounts and economic status of the customers. Write-offs are recorded at the time a customer receivable is deemed uncollectible. The Company had no allowance for credit losses as of the fiscal years ended September 30, 2025 and 2024, respectively.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory, and consists of the following:

	September 30,	September 30,
	2025	2024
Raw materials	$22,445,837	$9,862,591
Work-in-process	2,295,587	1,357,504
Finished goods	1,060,757	1,512,286
	$25,802,181	$12,732,381

Assets Held for Sale

Asset to be disposed of by sale (“disposal groups”) are reclassified into “assets held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The reclassification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. The Company had no assets held for sale for the fiscal years ended September, 30, 2025 and 2024.

Property and Equipment

Property, plant and equipment is recorded at cost. Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

The Company’s property, plant and equipment is generally depreciated over the following estimated useful lives:

●	Buildings and improvements are depreciated over estimated lives of ten to thirty nine years.
●	Furniture and office equipment is depreciated over estimated lives of five to seven years.
●	Computer equipment is depreciated over an estimated life of five years.
●	Equipment other is depreciated over estimated lives of one to nineteen years.

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

1)Identify the contract with a customer

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. In addition, the Company enters fixed-price contracts, in which the Company agrees to perform the specified work for a pre-determined price. The contractual terms of the fixed price contracts are usually long-term, however they often contain a termination for convenience clause that results in us treating these contracts as day-to-day under ASC 606. To the extent our actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

5)Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Product sales revenue is recognized point-in-time when the product is sold and shipped to the customer. Services revenues are recognized over-time upon the completion of the identified performance obligations. Historically, the Company has also recognized revenue from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor and overhead costs.

Bill-and-hold Arrangements

In certain situations, the Company recognizes revenue under bill-and-hold arrangements with its customers. Revenue for bill-and-hold arrangements is recognized when product control transfers to the customer, even though the customer does not have physical possession of the product. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.

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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. Therefore, no adjustment on any contract was material to our consolidated financial statements for the fiscal years ended September 30, 2025 and 2024.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2023	$487,139	$143,359
Amount transferred to receivables from contract assets	(373,139)	—
Contract asset additions	1,566,060	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(122,541)
Increases due to invoicing prior to satisfaction of performance obligations	—	319,663
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(1,285,317)	—
Contract asset additions	4,925,610	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(291,380)
Increases due to invoicing prior to satisfaction of performance obligations	—	2,432,828
September 30, 2025	$5,320,353	$2,481,929

* Due to the fact that our fixed price contracts are treated as day-to-day contracts due to the inclusion of termination for convenience clauses, there are no remaining unsatisfied performance obligations at period end to disclose under ASC 606.

The balances for Account receivable were $12,956,476, $12,612,482 and $9,743,714 for the fiscal periods ended September 30, 2025, 2024 and 2023, respectively.

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

Research and Development

Total research and development expense comprises both internally funded research and development (“R&D”), which is expensed in research and development in the consolidated statements of operations, and product development and design charges related to specific customer contracts. Engineering development expense consists primarily of payroll-related expenses of employees engaged in EDC projects, engineering related product materials and equipment, and subcontracting costs. R&D charges incurred for product design, product enhancements and future product development are expensed as incurred. Product development and design charges related to specific customer contracts are charged to Cost of sales - Services based on the method of contract accounting (either percentage-of-completion or completed contract) applicable to such contracts.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and 2024, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on September 30, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$484,973	$—	$—

Fair Value Measurement on September 30, 2024
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$504,104	$—	$—

The fiscal years ended September 30, 2025 and 2024 money market funds balance differs from the cash and cash equivalents balance on the consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts. The remainder of cash and cash equivalents not held in money market funds are held in checking deposit accounts and equivalents. The carrying value of Money market funds approximates fair value.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. Time vested RSU’s are valued as of the closing price of the Company’s stock on date of grant. The Company determines the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. The Company determines the fair value of its Market Stock Unit Awards (“MSU’s”) and Market Stock Option Awards (“MSO”) using Monte Carlo Simulation Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

Debt Issuance Costs

Debt issuance costs are capitalized as contra-liabilities and amortized as interest expense on a basis that approximates the effective interest method over the term for Initial Term Loan debt. Contra-liabilities are netted against and presented as a direct deduction from the carrying amount of the Initial Term Loan debt.

Revolving Facility and the Delayed Draw Term Loan debt issuance costs are capitalized as assets and amortized using straight-line amortization to interest expense over the terms of the respective debt. The capitalized assets related to the Revolving Facility and the Delayed Draw Term Loan are presented as Current Other Assets and Non-Current Other Assets on the Consolidated Balance Sheet.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2025 and 2024. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At September 30, 2025 and 2024, the estimated liability for medical claims incurred but not reported was $153,000 and $98,300, respectively. The Company has recorded the deficit of funded premiums over estimated claims incurred but not reported of 153,000 as a current liability in the accompanying consolidated balance sheet.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

ATM Sales Agreement

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

During fiscal years ended September 30, 2025 and 2024, we did not sell any shares of common stock under the ATM Sales Agreement.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. For all public business entities, ASU 2023-07 was effective for annual periods beginning after December 31, 2023 and interim periods with fiscal years beginning after December 15, 2024; early adoption is permitted. The Company evaluated and adopted this guidance in the fiscal year ended September 30, 2025. The Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

4.  Acquisition

September 2024 Honeywell Agreement

On September 27, 2024, the Company entered into the September 2024 Honeywell Agreement with Honeywell, pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash. The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The Company financed the September 2024 Honeywell Agreement with borrowings against the Company’s revolving line of credit. Please see Note 20, “Loan Agreement” for more details.

The allocation of the purchase price was based upon certain preliminary valuations and other analyses. During the fiscal year ended September 30, 2025 and within one year of the purchase date, the Company finalized the allocation of the purchase price.

The allocation of the purchase consideration as of the acquisition date is as follows:

	Amounts Recognized as of
	Acquisition Date	Measurement	Purchase Price
	(as previously reported)	Period Adjustments	Allocation
Total consideration	$14,060,000	$—	$14,060,000

Prepaid inventory (a)	$3,191,000	$—	$3,191,000
Prepaid equipment and other current assets	160,000	—	160,000
Intangible assets (b), (d)	9,570,000	(1,490,000)	8,080,000
Goodwill (c),(d)	1,139,000	1,490,000	2,629,000
Net assets acquired	$14,060,000	$—	$14,060,000

(a)	Prepaid inventory consists primarily of raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost.

(b)	Intangible assets consists of backlog, customer relationships, and license agreements related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 5, “Intangible assets” for further details.

(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the September 2024 Honeywell Agreement. Goodwill resulting from the September 2024 Honeywell Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

(d)	For the three months ended March 31, 2025, the fair market value of Intangible Assets, mostly related to Acquired Backlog was revised down to reflect lower forecasted margin.

Transition services agreement

Concurrent with the September 2024 Honeywell Agreement, the Company entered into a transition services agreement (the “2024 TSA”) with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period. The Company accounted for the 2024 TSA separate from business combination and has recognized $140,000 in prepaid expenses and other current assets within the consolidated balance sheets for the services to be received in the future from Honeywell. The prepaid expense related to the 2024 TSA was determined using the with and without method. For the fiscal year ended September 30, 2025, the Company recognized no additional adjustments to prepaid expenses and other current assets within the consolidated balance sheets for services received from Honeywell. As of September 30, 2025, the TSA has been fully amortized.

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

Fiscal Year Ended September 30,
2024
Net sales	$54,883,092
Net income	$5,488,174

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

In the quarter ended June 30, 2024, the Company finalized its accounting of the June 2023 Honeywell Agreement. The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date, and subsequent measurement period adjustments recorded during the one-year period ended June 30, 2024:

	Amounts Recognized as of
	Acquisition Date	Measurement		Purchase Price
	(as previously reported)	Period Adjustments		Allocation
Cash consideration	$35,860,000	$—		$35,860,000
Total consideration	$35,860,000	$—		$35,860,000
				—
Prepaid inventory (a)	$10,036,160	$(3,012,626)	(d)	$7,023,534
Equipment	2,609,000	3,675,000	(d)	6,284,000
Construction in progress	1,238,000	—		1,238,000
Intangible assets (b)	20,900,000	(3,660,000)	(d)	17,240,000
Goodwill (c)	4,608,041	(533,575)	(d)(e)	4,074,466
Assets acquired	39,391,201	(3,531,201)		35,860,000
Accrued expenses	(3,531,201)	3,531,201	(e)	—
Liabilities assumed	(3,531,201)	3,531,201		—
Net assets acquired	$35,860,000	$—		$35,860,000

(a)	Prepaid inventory consists of primarily raw materials acquired by the Company but not in the Company’s physical possession as of the acquisition date. The fair value of raw materials was estimated to equal the replacement cost. The fair value of finished goods was determined based on the estimated selling price, net of selling costs and a margin on the selling activities, which resulted in a step-up in the value of the finished goods.

(b)	Intangible assets consist of license agreements related to the license rights to use certain Honeywell intellectual property and customer relationships and are recorded at estimated fair values. The estimated fair value of the license agreement is based on a variation of the income valuation approach and is determined using the relief from royalty method. The estimated fair value of the customer relationships is based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 5, “Intangible assets” for further details.

(c)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. The goodwill recognized is primarily attributable to the expected synergies from the June 2023 Honeywell Agreement. Goodwill resulting from the June 2023 Honeywell Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

(d)	In the third quarter of fiscal year ended September 30, 2024, and within one year from the acquisition date, the Company identified measurement period adjustments related to fair value estimates. The measurement period adjustments were due to the refinement of inputs used to calculate the fair value of the prepaid inventory, equipment, license agreement and customer relationships based on facts and circumstances that existed as of the acquisition date. One of the refinements of inputs used was a change in classification of prepaid inventory to equipment of $3.7 million. The adjustments resulted in an overall increase to goodwill of $3.0 million. As a result of the measurement period adjustments to the estimated fair values of equipment and customer relationships, during the third quarter of 2024, the Company recognized $218,623 in additional depreciation expense in cost of sales and $67,500 in additional amortization expense in selling, general and administrative respectively, related to the effects that would have been recognized in previous quarters if the measurement period adjustments were recognized as of the acquisition date. For the remaining measurement period adjustments, the change to the preliminary fair value estimates did not have a material impact to the condensed consolidated statement of operations.

(e)	During the fourth quarter of fiscal year ended September 30, 2023, the Company identified measurement period adjustments related to the fair value estimates for accrued expenses. While the Asset Purchase and License Agreement indicated an amount of liabilities related to open supplier purchase orders to be assumed by the Company as of the acquisition date, it was determined that there were no actual liabilities outstanding related to these open supplier purchase orders as of the acquisition date; therefore, the $3.5 million assumed liabilities preliminarily recorded were reversed. The adjustments resulted in an overall decrease to goodwill of $3.5 million; the adjustments have no impact to the condensed consolidated statement of operations.

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

Acquisition and related costs

For the fiscal year ended September 30, 2023, the Company incurred acquisition costs of $408,961, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The debt issuance costs related to the Term Loan were not material.

Unaudited actual and pro forma information

For the fiscal year ended September 30, 2023, the Company recognized $5.8 million of revenues and $3.0 million of net income related to the June 2023 Honeywell Agreement in the consolidated statements of operations.

The following unaudited pro forma summary presents consolidated information of the Company, including the product lines, as if the transaction had occurred on October 1, 2021:

Fiscal Year Ended September 30,
2023
Net sales	$43,757,196
Net income	$8,542,330

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

5.  Intangible assets and Goodwill

The Company’s intangible assets other than goodwill are as follows:

	As of September 30, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,705,533)	9,898,794
Backlog (b)	4,850,000	—	(970,000)	3,880,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(4,313,818)	$23,582,615

	As of September 30, 2024
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,140,000	$—	$—	$9,140,000
Customer relationships (a)	13,008,332	—	(1,459,861)	11,548,471
Backlog (b)	6,310,000	—	—	6,310,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$29,154,838	$(44,400)	$(2,098,146)	$27,012,292

(a)As part of the September 2024 Honeywell Agreement, the July 2024 Honeywell Asset Acquisition, and the June 2023 Honeywell Agreement transactions, the Company acquired intangible assets related to the license agreements for the license rights to use certain Honeywell intellectual property, backlog and customer relationships. The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years. The company determined that the intangible assets were not impaired as of September 30, 2025 and September 30, 2024, respectively. As such, no impairment charges have been recorded for the fiscal years ended September 30, 2025 and 2024.

(b)As part of the September 2024 Honeywell Agreement, the Company acquired intangible assets related to backlog with a useful life of five years.

(c)The licensing, and certification rights are amortized over a defined number of units.

For the fiscal year ended September 30, 2024, license agreement intangible assets included $3.5 million related to the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement as well as $0.1 million related to the June 2023 Honeywell Agreement post-acquisition adjustments.

Intangible asset amortization expense is amortized as a component of selling, general and administrative expense and was $2,215,672, $1,191,361 and $270,627 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. As of fiscal year ended September 30, 2025, the weighted average amortization period for amortized intangibles is 6.9 years. The expected future amortization expense related to the customer relationships and backlog as of September 30, 2025 is as follows:

Year	Amortization Expense
2026	$2,211,027
2027	2,211,027
2028	2,211,027
2029	2,211,027
2030	1,241,027
Thereafter	3,693,659
Total	$13,778,794

The Company’s goodwill activity is as follows:

Goodwill
Balance at September 30, 2023	$3,557,886.00
Fiscal 2024 Activity:
Business Combination - September 2024 Honeywell Agreement	1,139,000.00
Measurement period adjustments	516,218.00
Balance at September 30, 2024	$5,213,104.00
Fiscal 2025 Activity:
Measurement period adjustments	1,490,000.00
Balance at September 30, 2025	$6,703,104.00

6.  Net Income Per Share

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Numerator:
Net income	$15,627,660	$6,998,380	$6,027,755
Denominator:
Basic weighted average shares	17,572,980	17,459,823	17,411,684
Dilutive effect of share-based awards	256,053	20,424	7,501
Diluted weighted average shares	17,829,033	17,480,247	17,419,185

Net income per common share:
Basic	$0.89	$0.40	$0.35
Diluted	$0.88	$0.40	$0.35

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share” (“ASC Topic 260”). Basic earnings per share (“EPS”) excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as employee stock options (“Options”), Market Stock Options (“MSO’s”), Market Stock Units (“MSU’s”) and restricted stock units (“RSUs”).

The number of incremental shares from the assumed exercise, or vesting of stock options, MSO’s and RSUs is calculated by using the treasury stock method. The number of incremental shares from assumed conversions of MSU’s is calculated by using the ‘if-converted method.’ As of September 30, 2025, 2024 and 2023, there were 361,613, 361,613 and 224,374 options to purchase common stock outstanding, respectively. As of September 30, 2025, 2024 and 2023, there were 105,321, 0 and 0 shares subject to vesting of MSO’S outstanding, respectively. As of September 30, 2025, 2024 and 2023, there were 201,000, 0 and 0 units subject to vesting of MSU’S, respectively. As of September 30, 2025, 2024 and 2023, there were 337,749, 242,080 and 101,968 units subject to vesting of RSU’s outstanding, respectively. The average outstanding diluted shares calculation excludes options, RSU’s and MSO’s with an exercise price that exceeds the average market price of shares during the period. For fiscal years ended September 30, 2025, 2024 and 2023, 78,991, 0 and 0 MSO’s and 212,001, 362,000 and 203,000 options to purchase common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

7. Employee Retention Tax Credit

The Employee Retention Tax Credit (“ERTC”), created in the March 2020 CARES Act and then subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021, the American Rescue Plan Act (“ARPA”) of 2021 and the Infrastructure Investment and Jobs Act (“IIJA”) of 2021, is a refundable payroll credit for qualifying businesses keeping employees on their payroll during the COVID-19 pandemic. Under CAA, ARPA and IIJA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through September 30, 2021. The Company was deemed an eligible small employer under ERTC and thus applied for benefits under the ERTC for tax quarters ended June 30, 2020, September 30, 2020, and December 31, 2020 and for the tax quarters ended March 31, 2021 and June 30, 2021. Refunds received by the Company and refunds obtained in any future periods are subject to IRS audit under the applicable statutes of limitations.

The One Big Beautiful Bill Act (“OBBBA”) included provisions impacting the ERC including imposing an extended statute of limitations for the IRS to audit ERC filings for the quarter ended September 30, 2021. The OBBBA did not include any provisions extending the statute of limitations for auditing ERC filings for quarters ending March 31, 2020 through June 30, 2021. Following the passing of the OBBBA, the Company determined that the statute of limitations had expired for filings for quarters ending June 30, 2020 through June 30, 2021 and that the Company obtained reasonable assurance over receipt of, and compliance with, the terms of the ERC for refunds received from the IRS for those periods.

Because there is no direct applicable U.S. GAAP guidance that addresses the recognition and measurement of government assistance received by a business entity, U.S. GAAP allows for the adoption of other analogous accounting guidance and subsequently adopted guidance found under International Accounting Standards 20, (“IAS-20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS-20, Government grants that become a receivable as compensation for expenses or losses already incurred, or for the purpose of giving immediate financial support to the entity with no tie to future related costs, are recognized in income in the period they become a receivable and there is reasonable assurance that the receipt of the credits are in compliance with the terms of the ERTC.

During the quarter ended September 30, 2025, the Company was awarded $1,894,000 under the ERTC program for the aforementioned tax periods. To aid in the application of the ERTC program, The Company retained consulting services from a third-party consulting firm. The incremental ERTC consulting services fees incurred related to the ERTC totaled approximately $379,000. The awards and the fees, totaling a net $1,515,000, are recorded within the “Other income” on the Consolidated Statements of Operations for the fiscal year ended September 30, 2025.

8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	September 30,
	2025	2024
A/P Pre-payments	$486,763	$29,154
Prepaid rotables	204,950	600,051
Dues, Services and pre-paid insurance	418,407	46,084
Unamortized debt issuance costs	147,527	—
Other	134,751	486,105
	$1,392,398	$1,161,394

9.  Property and Equipment

Property and equipment, net consists of the following balances:

	September 30,	September 30,
	2025	2024
Computer equipment	$3,169,835	$2,416,795
Furniture and office equipment	984,205	984,205
Buildings and improvements	11,598,890	6,198,690
Equipment other	15,958,271	15,161,225
Land	1,021,245	1,021,245
	32,732,446	25,782,160
Less accumulated depreciation and amortization	(13,927,910)	(12,409,862)
	$18,804,536	$13,372,298

Depreciation related to property and equipment was $1,518,048, $906,581 and $427,317 in fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Non-cash investing activities involving property, plant and equipment comprise the abandonment of fully depreciated assets with an original cost and accumulated amortization of $0, $420,544 and $94,954 in fiscal years ended September 30, 2025, 2024 and 2023, respectively.

In connection with June 2023 Honeywell Agreement, during the 18- month period following closing, which ended December 31, 2024, the Company received various inventory and PP&E, which was accounted for as of the acquisition date as prepaid inventory. Rotables comprised a significant portion of the PP&E received during that 18-month period. Rotables are parts that are not designed to be discarded after a certain period of use but rather are intended to be restored to a serviceable condition and reused. The Company had historically depreciated rotables inventory on a straightline basis, over 5 years. During the quarter ended March 31, 2025, the Company updated its analysis of the economic lives of various owned rotable assets. As a result of this update, to better reflect the revised estimate of physical lives of rotable assets, the Company changed its useful lives estimate of rotable assets from 5 years to 10 years, effective as of January 1, 2025.

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

Adhering to the guidance found in ASC 250, the Company recognized the change in depreciation expense of rotable assets prospectively as of January 1, 2025. The change in accounting estimate decreased depreciation expense $1.1 million, or $0.06 per diluted share for the fiscal year ended September 30, 2025.

10.  Other Assets

Other assets consist of the following:

	September 30,	September 30,
	2025	2024
Unamortized debt issuance costs and operating lease right-of-use assets	$560,603	$2,100
Other non-current assets	157,863	471,625
	$718,466	$473,725

Other non-current assets as of fiscal years ended September 30, 2025 and 2024 include a deposit for medical claims required under the Company’s medical plan.

11.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	September 30,
	2025	2024
Warranty	$730,498	596,538
Salary, benefits and payroll taxes	1,234,246	704,974
Professional fees	—	133,174
Inventory in transit	1,097,222	235,713
Royalties and ERC related expenses	697,611	7,800
Bonus Accruals	1,972,221	964,181
Income tax payable	2,045,123	1,194,185
Other	385,046	772,729
	$8,161,967	4,609,294

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

Warranty cost and accrual information for fiscal years ended September 30, 2025 and 2024:

	2025	2024
Warranty accrual, beginning of period	$596,538	$562,645
Accrued expense (Adjustment)	449,000	149,441
Warranty cost	(315,040)	(115,548)
Warranty accrual, end of period	$730,498	$596,538

13.  Income Taxes

The components of income taxes are as follows:

	For the Fiscal Year Ended September 30,
	2025	2024	2023
Current provision
Federal	$4,830,246	$2,617,951	$1,541,726
State	747,399	371,701	56,288

Total current provision	5,577,645	2,989,652	1,598,014

Deferred provision (benefit)
Federal	(770,018)	(881,495)	28,994
State	(483,824)	(254,977)	(19,491)

Total deferred provision (benefit)	(1,253,842)	(1,136,472)	9,503

Total current and deferred provision	$4,323,803	$1,853,180	$1,607,517

Following is a reconciliation of the statutory federal rate to the Company’s effective income tax rate:

	For the Fiscal Year Ended September 30,
	2025	2024	2023
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2%	1.1%	0.4%
Permanent items	0.4%	0.1%	—%
Research and development tax credits	—%	(1.6)%	(0.8)%
Valuation allowance	(1.5)%	(0.1)%	(0.1)%
Change in unrecognized tax benefits	(0.3)%	0.4%	0.1%
Stock based compensation awards cancellations and forfeitures	(0.1)%	0.0%	0.4%
Other	—%	0.0%	0.1%
Effective income tax rate	21.7%	20.9%	21.1%

The deferred tax effect of temporary differences giving rise to the Company’s deferred tax assets and liabilities consists of the components below:

	As of September 30,
	2025	2024
	Non Current	Non Current
Deferred tax assets:
Reserves and accruals	$1,772,377	$1,233,261
NOL carryforwards -fed/state	920,919	971,825
Stock based compensation awards	705,841	375,224
Amortization	1,736,177	1,302,165
	5,135,314	3,882,475
Less: Valuation allowance	(669,883)	(969,784)
Total deferred tax assets	4,465,431	2,912,691

Deferred tax liabilities:
Depreciation	(1,641,299)	(1,287,547)
Total deferred tax liabilities	(1,641,299)	(1,287,547)
Net deferred tax asset	$2,824,132	$1,625,144

At September 30, 2025 and 2024, the Company had state NOL carryforwards of approximately $17.7 million and $19.2 million, respectively, which begin to expire in varying amounts after the fiscal year ending September 30, 2026. The Company does not have federal R&D Tax Credit carryforwards in fiscal year 2025 and 2024.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be verified objectively, and significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies which are both prudent and feasible. ASC Topic 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against net deferred tax assets. As a result of positive evidence that the Company’s deferred tax assets are more likely than not to be realized in future years, the Company reduced its valuation allowance of deferred tax assets by $299,908, $7,963 and $4,069 for fiscal years ended September 30, 2025, 2024 and 2023, respectively, reducing the Company’s provision for income taxes in each fiscal year.

Following is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits:

	For the Fiscal Year Ended September 30,
	2025	2024
Balance at beginning of year	$484,000	$460,000
Unrecognized tax benefits related to prior years	—	8,000
Unrecognized tax benefits related to current year	7,000	28,000
Decrease in unrecognized tax benefits due to the lapse of applicable statute of limitations	(72,000)	(12,000)
Balance at end of year	$419,000	$484,000

It is anticipated that the balance of unrecognized tax benefits at September 30, 2025 will change significantly over the next twelve months as the majority of the positions will have statue lapses in September 30, 2026 and 2027. The balance of unrecognized tax benefits are recorded within the valuation allowance in the table above at fiscal years ended September 30, 2025 and 2024.

The Company’s policy is to recognize interest accrued and, if applicable, penalties related to unrecognized tax benefits in income tax expense for all periods presented. At September 30, 2025, the Company currently has no unrecognized tax benefits against which interest has been accrued, and there is no accrual recorded for penalties.

For the fiscal years ended September 30, 2025, 2024 and 2023, the Company did not recognize any expense for interest (net of federal impact) within income tax expense.

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

On July 4, 2025, the United States government enacted into law the OBBBA. The OBBBA includes a broad range of tax reform provisions affecting businesses, including: restores bonus depreciation to 100% for all qualified assets placed in service after January 19, 2025, allows for the option to expense all domestic research and experimental expenditures for tax years beginning after December 31, 2024, allows for the option to recaptures all unamortized domestic research and experimental expenditures from prior years, changes the adjusted taxable income formula for interest expense limitation to include depreciation and amortization expense. These changes predominantly apply to tax years beginning after December 31, 2024. This legislation did not have a material impact on the Company’s consolidated financial statements.

14.  Savings Plan

The Company sponsors a voluntary defined contribution savings plan covering all employees. The Company made contributions of approximately $490,000, $344,000 and $242,000 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

15.  Share-Based Compensation

At June 30, 2024, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation”, by using the fair value method for expensing stock options, performance-based equity awards, market-based equity awards and stock awards.

Total share-based compensation expense was approximately $2,336,227, $1,003,292, and $1,450,428 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Compensation expense related to share-based awards is recorded as a component of Cost of sales and selling, general and administrative expenses.

Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The Company’s 2019 Stock-Based Incentive Compensation Plan (as amended, the “2019 Plan”) was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options, performance-based equity awards, and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of September 30, 2025, there were 1,375,682 shares of common stock available for awards under the 2019 Plan.

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2019 Plan, the aggregate number and kind of shares of common stock available under the 2019 Plan, any applicable individual limits on the number of shares of common stock available for awards under the 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or nonrecurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles. New shares are typically issued upon option exercise, MSO exercise, MSU or RSU vesting.

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

Following is a summary of option activity under the 2019 Plan for the fiscal year ended September 30, 2025, and changes during the periods then ended:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value
Outstanding at September 30, 2023	224,374	$8.19	$—
Granted	161,613	7.70	—
Exercised	—	—	—
Cancelled	(24,374)	8.21	—
Outstanding at September 30, 2024	361,613	$7.97	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2025	361,613	$7.97	$1,634,724
Options exercisable at September 30, 2025	263,190	$8.09	$1,157,539

* No options were granted, exercised or cancelled during fiscal year 2025.

** Table excludes MSOs activity, which is disclosed separately.

The following table summarizes information about stock options under the 2019 Plan at September 30, 2025:

Options Outstanding				Options Exercisable
	Outstanding	Weighted-
	As of	Average	Weighted-	As of	Weighted-
Range of Exercise	September 30,	Remaining	Average	September 30,	Average
Prices	2025	Contractual Life	Exercise Price	2025	Exercise Price
$7.06 - $8.19	361,613	7.8	$7.97	263,190	$8.09

Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options are exercisable over a maximum term of ten years from date of grant and vest typically over periods of three to five years from the grant date. The expected term of options represents the period of time that options granted are expected to be outstanding and is based on historical experience and the expected turnover rate of the employees receiving the options. Expected volatility is based on historical volatility of the Company’s stock. The risk free interest rate is based on U.S. Treasuries with maturities consistent with the expected life of the options in effect at the time of grant. Compensation expense for employee stock options is recognized ratably over the vesting term. Forfeitures are recognized when incurred.

Below are the fair value assumptions used to record stock option compensation expense, related to the 2019 Plan, for the following periods identified:

	Fiscal Year Ended September 30,
	2025	2024	2023
Expected dividend rate	—	—	—
Expected volatility	—%	52.5%	55.1%
Weighted average risk-free interest rate	—%	4.3%	3.7%
Expected lives (years)	—	6.0	5.3

* No options were granted, exercised or cancelled during the fiscal year ended September 30, 2025

The Company granted 0, 161,613 and 224,374 options in fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Total compensation expense associated with stock option awards to employees under the 2019 Plan was approximately $143,511, $301,000, and $756,000 for fiscal years ended September 30, 2025, 2024 and 2023, respectively.

As of September 30, 2025, unrecognized compensation expense of $409,527, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized.

Restricted Stock Units

2024 RSU Bonus Grants

On February 19, 2025, the Board authorized grants of 71,754 in Restricted Stock Units (“2024 RSU Bonus Grants”) to key employees under the terms and conditions of the 2019 Plan as part of the Company’s initiatives to align employee compensation with Total Shareholder Return. The Restricted Stock awards vest 50% on the one-year anniversary from date of grant and 50% on the two-year anniversary from date of grant, subject to the terms of the 2019 Plan.

During the fiscal year ended September 30, 2025, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services from the beginning of calendar year 2025 to vest on the date of the Company’s 2025 Annual Meeting of Shareholders. After the 2025 Annual Meeting of Shareholders, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services. Under the terms of the awards, the RSUs will vest on the first anniversary of the grant date. At the time of vesting, the RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that, if a director resigns from the Board prior to the vesting date, such director shall only receive a pro rata portion of such award for time served.

During the fiscal year ended September 30, 2025, the Board approved grants of RSUs to both the Chief Executive Officer and the Chief Financial Officer that vest 25% after one year and the remainder vesting quarterly over a three-year period.

During the fiscal year ended September 30, 2024, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services from the beginning of calendar year 2024 to vest on the date of the Company’s 2024 Annual Meeting of Shareholders. After the 2024 Annual Meeting of Shareholders, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services. Under the terms of the awards, the RSUs will vest on the first anniversary of the grant date. At the time of vesting, the RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that, if a director resigns from the Board prior to the vesting date, such director shall only receive a pro rata portion of such award for time served.

During the fiscal year ended September 30, 2024, the Board approved grants of RSUs to both the Chief Executive Officer, Chief Financial Officer and the former Chief Financial Officer. Certain RSUs to the Chief Executive Officer vested immediately, and the remainder will vest quarterly over a three-year period. The approved grants of the RSUs to the Chief Financial Officer will vest over a four-year period. The approved grants of the RSUs to the former Chief Financial Officer would have vested over a four-year period. On November 8, 2023, the Chief Financial Officer of Innovative Solutions and Support, Inc., notified the Company of his resignation from all of his positions with the Company, effective immediately, which resulted in the forfeiture of 11,503 RSUs.

As of September 30, 2025, there were 311,094 restricted stock units outstanding under the 2019 Plan. As of September 30, 2024, and September 30, 2023 there were 242,080 and 101,968 respectively, unvested restricted stock units outstanding under the 2019 Plan.

	Non-vested	Weighted Average
	Stock Awards	Share Price
Balance at September 30, 2023	101,968	$7.84
Granted	207,226	7.34
Issued	(55,611)	7.63
Cancelled	(11,503)	7.33
Balance at September 30, 2024	242,080	$7.49
Granted	201,512	7.77
Issued	(128,208)	7.38
Cancelled	(4,290)	8.45
Balance at September 30, 2025	311,094	$7.70

Total share-based compensation expense associated with the annual grant of restricted stock awards under the 2019 Plan was approximately $1,340,197, $702,000 and $694,000 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Compensation expense for restricted stock units is recognized ratably over the vesting term. Forfeitures are recognized when incurred

As of September 30, 2025, unrecognized compensation expense of $1,524,952, net of forfeitures, related to non-vested stock awards under the 2019 Plan, will be recognized.

Market-Based Restricted Stock Units

During the quarter ended December 31, 2024, to better align executive compensation with the Company’s Total Shareholder Return, the Board approved a special one-time grant of 201,000 market-based restricted stock units (“MSUs”) to the Company’s Chief Executive Officer under the terms and conditions of the 2019 Plan. The MSU is a restricted stock unit containing vesting terms conditional upon the attainment of both 1) continued service to vesting and 2) stock price appreciation targets indexed against the Company’s actual stock price performance over a specified measurement period. Under the terms of the 2019 Plan, no MSUs are eligible for vesting prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Subject to the terms of the 2019 Plan, under the terms of the grant, the MSU will vest as follows:

1) an initial one-third (1/3rd) of the MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than ten dollars ($10.00) per share for twenty (20) consecutive trading days or as provided in the provisions of the second succeeding paragraph below;

2)an additional one-third (1/3rd) of the MSUs shall vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than twelve dollars ($12.00) per share for twenty (20) consecutive trading days; and

3)the remaining MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than fourteen dollars ($14.00) per share for twenty (20) consecutive trading days.

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

Any MSUs that have not vested on or before the fourth anniversary of the grant date are immediately forfeited. Compensation expense for MSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards using the graded vesting attribution method. Forfeitures are recognized when incurred

With respect to each MSU that becomes vested in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSUs.

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

For the fiscal years ended September 30, 2025, 2024 and 2023 the Company recognized $684,183, $0 and $0, respectively, of compensation expense related to MSU awards.

As of September 30, 2025, unrecognized compensation expense of $425,157 associated with non-vested MSUs will be recognized in future periods under the 2019 Plan. During the fiscal year ended September 30, 2025, no MSUs vested or were forfeited.

On February 13, 2025, the market performance condition for 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On July 10, 2025, the market performance condition for an additional 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On August 8, 2025, the market performance condition for the final 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares will vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On November 20, 2025, the service condition for all 201,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met. The market condition for all 201,000 units of MSU’s was met during fiscal year ended September 30, 2025. Consequently, on November 20, 2025, all 201,000 MSU’s vested according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan. The unvested compensation expense as of the one-year anniversary date of grant will be immediately expensed and recorded as compensation expense in the first fiscal 2026 quarter ended December 31, 2025.

Time Based Stock Options with market-based exercisability conditions

During the quarter ended March 31, 2025, in a continuing effort to more closely correlate executive compensation with the Company’s Total Shareholder Return, the Board approved a grant of 72,062 time vested stock options with a market based exercise price condition (“MSOs”) to the Company’s Chief Executive Officer and 33,259 MSOs to the Company’s Chief Financial Officer under the terms and conditions of the Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

The MSOs are similar to traditional time vested stock options and vest over four years, with 25% vesting on the first anniversary of the grant date (February 19, 2026) and the remaining shares vesting quarterly at 6.25% on the last business day of May, August, November and February of calendar years two, three and four from the date of grant. However, the MSOs only become exercisable if the Company's share price reaches or exceeds the date of grant closing stock price of $8.59 plus a targeted market threshold of 15%, or $9.88 for 20 consecutive trading days at any time during the four-year vesting period. Once this market threshold is met, the vested shares can be exercised according to the vesting schedule and the terms and conditions set forth in the 2019 Plan.

No MSOs are eligible for vesting or exercise prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Compensation expense for MSOs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards using the graded vesting attribution method. Forfeitures are recognized when incurred

With respect to each MSO that becomes exercised in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSOs.

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

For the fiscal years ended September 30, 2025, 2024 and 2023 the Company recognized $168,336, $0 and $0 of compensation expense, respectively, related to the MSO awards.

As of September 30, 2025, unrecognized compensation expense of $306,664 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan. During the fiscal year ended September 30, 2025, no MSOs vested or were forfeited.

On June 16, 2025, the Company’s closing share price exceeded the $9.88 MSOs targeted market threshold condition for 20 consecutive trading days for the MSOs granted February 18, 2025, thus meeting the market condition for exercisability subject to the vesting schedule and terms and conditions set forth in the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

The following table shows share-based compensation expense by line item within our Consolidated Statement of Operations:

	For the fiscal year ended September 30,
	2025	2024	2023

Cost of sales	$134,448	$56,280	$-
Research and development	180,607	63,859	-
Selling, general and administrative	2,021,172	883,153	1,450,428
Total	$2,336,227	$1,003,292	$1,450,428

16.  Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $20.9 million, $9.8 million and $2.4 million as of September 30, 2025, 2024 and 2023, respectively.

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

17.  Related Party Transactions

In recent years, the Company has had sales to AML Global Eclipse, LLC, (“Eclipse”), whose principal shareholder is also a principal shareholder in the Company. Eclipse became a new related party for fiscal year 2023 due to their president acquiring more than 10% in shares on the Company. Prior balances are disclosed below for comparability. As of July 2025, the principal shareholder no longer owns any shares of the Company.

Sales to Eclipse amounted to $0.2 million, $0.2 million and $0.3 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL will provide consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. For fiscal year 2025, the Company paid PAL $114,000.

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

The individual responsible for key decisions within the Company’s business segment is defined as the Chief Operating Decision Maker (“CODM”). The Company’s CODM is the Chief Executive Officer (“CEO”), Shahram Askarpour. The CODM is the ultimate decision maker as he is responsible for final decisions in allocating resources to achieve the Company’s strategic objectives and assessing the Company’s performance. The CEO uses consolidated net income and related expense categories as included in the consolidated statement of operations to assess the performance of the segment and make key strategic and operational decisions, such as capital expenditures allocations, new business acquisitions, operating budget review and approval. While input is received from other executive management team members, no other individual approves key operating decisions without the approval of the CEO. There is no management committee or executive committee.

Geographic Data

Most of the Company’s sales, operating results and identifiable assets are generated in the United States. All long-lived assets are held in the United States. In fiscal years 2025, 2024 and 2023, net sales outside the United States amounted to $16.4 million, $22.8 million and $15.5 million, respectively.

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

On September 30, 2024, the Company and one of its subsidiaries, Innovative Solutions and Support, LLC (“ISSL”) entered into an Amendment to Loan Documents (the “Loan 2024 Amendment”) with PNC, which amends certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the Loan 2024 Amendment, the Company entered into (i) an Amended and Restated Revolving Line of Credit in favor of PNC (the “A&R Revolving Line of Credit”), and (ii) an Amended and Restated Line of Credit and Investment Sweep Rider with PNC (the “A&R Rider”).

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

On July 18th, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit of $25,342,529 was fully paid. The payoff is considered a debt extinguishment and no gain or loss was recorded upon settlement. For fiscal year 2025 the A&R Revolving Line of Credit had an effective interest rate of 3.6 percent.

On July 18, 2025, Innovative Solutions and Support, Inc. (the “Company”), its wholly-owned subsidiary Innovative Solutions and Support, LLC (“Borrower”) and certain domestic subsidiaries entered into a Credit Agreement (the “2025 Credit Agreement”) with J.P. Morgan Chase Bank, N.A. (the “Bank”) and the other lender parties thereto, which Credit Agreement provides for the Bank to extend to the Borrower credit facilities in an aggregate principal amount of up to USD $100.0 million (the “New Credit Facilities”), consisting of the following:

1)	a USD $25,000,000 initial term loan facility (the “Initial Term Loan”),
2)	a USD $30,000,000 revolving credit facility (the “Revolving Facility”) and a;
3)	a USD $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

The New Credit Facilities replaced the Company’s existing $35 million Amended and Restated Revolving Line of Credit Note, dated as of September 30, 2024 in favor of PNC Bank, National Association (the “PNC Facility”).

The New Credit Facilities provide expanded liquidity and improved flexibility, better enabling the Company to execute on its long-term growth strategy and capital allocation priorities, consistent with the Company’s focus on driving long-term value creation for its shareholders.

Loans under the New Credit Facilities bear interest at the Borrower's option at either:

(i)	the Alternate Base Rate plus an applicable margin, or
(ii)	the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.

The Alternate Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Reserve Bank of New York rate for overnight funds plus 0.50%, and (c) the Adjusted Term SOFR Rate for a one-month period plus 1.00%, with a minimum rate of 1.00% per annum.

The Adjusted Term SOFR Rate is the Term SOFR Rate plus 0.10%.

An applicable margin is determined based on the Company's Total Net Leverage Ratio and ranges from 0.75% to 1.75% for Alternate Base Rate loans and from 1.75% to 2.75% for Adjusted Term SOFR Rate loans.

The New Credit Facilities mature five years (i.e. July 18, 2030) following the date of the initial advance (the “Maturity Date”) All outstanding balances are due on the Maturity Date.

For the fiscal year ended September 30, 2025, the Initial Term Loan had an effective interest rate of 7.0% and the Revolving Facility had an effective interest rate of 8.0%. No borrowings were drawn on the Delayed Draw Term Loan.

Initial Term Loan

The Initial Term Loan requires quarterly principal payments of $625,000 commencing September 30, 2025, with the remaining balance due on the Maturity Date.

Revolving Facility Loan

The Revolving Facility matures five years (i.e. July 18, 2030) following the date of the initial advance (the “Maturity Date”) with all outstanding balances due on the Maturity Date.

The Revolving Facility principal is due on the Maturity Date. All amounts outstanding under the Credit Facilities will be due and payable upon the earlier of the Maturity Date, or the acceleration of the Credit Facilities upon an event of default.

On August 18, 2025, the balance of $2,000,000 on the Revolving Facility was paid off. There were no additional borrowings on the Revolving facility as of September 30, 2025.

Delayed Draw Term Loan

The Delayed Draw Term Loan requires quarterly principal payments equal to 2.50% of the original aggregate principal amount commencing with the first scheduled payment date after January 18, 2026, with the remaining balance due on the Maturity Date.

Under the New Term Loan and Revolving Facility, $25,000,000 and $2,000,000, respectively were immediately drawn and used to pay $25,342,529 as payoff for the A&R Revolving Line of Credit and to pay $631,700 in transaction fees and expenses. The remaining $1,026,237.50 balance was deposited by the Company to the PNC Checking account.

Debt Issuance Costs

For the Initial Term loan, debt issuance costs of $246,148 were capitalized as contra-liabilities and are amortized as interest expense on a basis that approximates the effective interest method over the term of the Initial Term Loan debt. Contra-liabilities are netted against and presented as a direct deduction from the carrying amount of debt. The unamortized balance of the Initial Term loan contra-liabilities as of September 30, 2025 was $236,193.

For the Revolving Facility and the Delayed Draw Term Loan, debt issuance costs of $295,378 and $443,066, respectively were capitalized as assets and are amortized using straight straight-line amortization to interest expense over the terms of the respective debt. The current and non-current capitalized assets related to the Revolving Facility and the Delayed Draw Term Loan are aggregated to Current Other Assets and Non-Current Other Assets on the Consolidated Balance Sheet. The unamortized balances of the Revolving Facility and the Delayed Draw Term Loan included in current and non-current other assets as of September 30, 2025 were $283,252 and 424,878, respectively

Future borrowings under the Initial Term Loan and Revolving Facility may be used for working capital and general corporate purposes, including permitted acquisitions. The Delayed Draw Term Loan may only be used for permitted acquisitions.

Debt Collateral and Covenants

The Company’s obligations under the 2025 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, including a first priority lien on the Company's Exton facility.

The Company’s Initial Term Loan Facility, Revolving Facility and Delayed Term Loan facility contain affirmative and negative covenants that, among other things, may limit or restrict the Company’s ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain a maximum net leverage ratio and a minimum fixed charge coverage ratio.

The Company was in compliance with all debt covenants as of September 30, 2025.

Commitment Fees

The 2025 Credit Agreement terms include Revolving Facility and Delayed Draw Term Loan Facility commitment fees. For the fiscal ended September 30, 2025, unused line of credit fees of $15,194 under the Revolving Facility and $23,438 under the Delayed Draw Term Loan were included in interest expense. There were no unused line of credit fees for the fiscal year ended September 30, 2024 and 2023.

Long term debt, excluding contra-liabilities, consisted of the following:

	September 30,	September 30,
	2025	2024
Initial Term Loan	$24,375,000	$—

Revolving Facility	—	—

Delayed Draw Term Loan	—	—

A&R Revolving Line of Credit	—	28,027,002

Subtotal	$24,375,000	$28,027,002
Less current maturities	2,500,000	—
Total Long Term Debt	$21,875,000	$28,027,002

As of September 30, 2025, scheduled annual payments based on the maturities of debt are expected to be as follows:

Fiscal year	Annual payments
2026	$ 2,500,000
2027	2,500,000
2028	2,500,000
2029	2,500,000
2030	14,375,000
Total	$ 24,375,000

* Excludes interest payments payable at each debt reset date

Loan Facilities Availability

As of September 30, 2025, the Company had availability of $30,000,000 under the Revolving Facility and $45,000,000 under the Delayed Draw Term Loan facility.

The Company has the right to request up to $25,000,000 in additional revolving commitments or incremental term loans, subject to lender approval and satisfaction of certain conditions.

21. Subsequent Events

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a 15(e) promulgated under the Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC and accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b)	Management’s annual report on internal control over financial reporting is set forth below on this Annual Report on Form 10-K.
(c)	There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013),” issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2025, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

The Company has adopted a written code of business conduct and ethics, known as the Company’s code of conduct, which applies to all of its directors, officers, and employees, including its Chief Executive Officer, its President, and its Chief Financial Officer. The Company’s code of conduct is available on its website, www.iascorp.com (under the “Company ─Corporate Governance” tab). The code of conduct may also be obtained by contacting investor relations at (610) 646 9800. Any amendments to the Company’s code of conduct or waivers from provisions of the code for its directors and officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

(b)	The following exhibits are filed as part of, or incorporated by reference into this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions & Support, Inc. and Honeywell International Inc. (1)
2.2	Amendment No. 1, dated October 12, 2023, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.3	Amendment No. 2, dated March 23, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (3)
2.4	Amendment No. 3, dated July 22, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (4)
2.5	Asset Purchase and License Agreement, dated September 27, 2024, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (5)
3.1	Articles of Incorporation of Innovative Solutions and Support, Inc. (6)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of Innovative Solutions and Support, Inc. (7)
3.3	Amended and Restated Bylaws of Innovative Solutions and Support, Inc. (8)
4.1	Description of Capital Stock (filed herewith)
4.2	Rights Agreement, dated September 12, 2022, between Innovative Solutions and Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (9)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between Innovative Solutions and Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (10)
4.4	Amendment to Rights Agreement, dated September 9, 2024, between Innovative Solutions & Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (11)
10.1	Employment Agreement, dated February 14, 2012, between Innovative Solutions & Support, Inc. and Shahram Askarpour (12)
10.2	First Amendment to Employment Agreement between Innovative Solutions and Support, Inc. and Shahram Askarpour dated September 6, 2024 (13)
10.3	Innovative Solutions & Support, Inc. Amended and Restated 2019 Stock-Based Incentive Compensation Plan (14)
10.4	Offer Letter with Jeffrey DiGiovanni, dated March 18, 2024 (14)
10.5	Restricted Stock Unit Award Agreement, dated June 19, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (16)
10.6	Change in Control Agreement, dated as of June 20, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (17)
10.7	Performance Stock Unit Award Agreement dated November 20, 2024 by and between Shahram Askarpour and Innovative Solutions and Support, Inc. (18)
10.8	Form of Non-Qualified Stock Option Agreement (19)
10.9	Form of Restricted Stock Unit Award Agreement (20)
10.10	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (21)
10.11	Term Note, dated as of June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (22)

10.12	Revolving Line of Credit Note, dated as of May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (23)
10.13	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (24)
10.14	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (25)
10.15

Amended and Restated Line of Credit and Investment Sweep Rider, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (26)

10.16	Amendment to Loan Documents, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (27)
10.17

Amended and Restated Revolving Line of Credit Note, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (28)

10.18

Amended and Restated Line of Credit and Investment Sweep Rider, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (29)

10.19	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (30)
10.20

Credit Agreement, dated as of July 18, 2025, among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, the other loan parties party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (31)

19.1	Insider Trading Policy (32)
21	Subsidiaries of Innovative Solutions and Support, Inc. (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Clawback Policy (33)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(3)	Incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(4)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(5)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.

(7)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(10)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024.
(12)	Incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2024.
(14)	Incorporated by reference to Exhibit 10,1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2024.
(16)	Incorporated by reference to Exhibit 10,2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(17)	Incorporated by reference to Exhibit 10,3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(18)	Incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024.
(19)	Incorporated by reference to Exhibit 10,3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.
(20)	Incorporated by reference to Exhibit 10,4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(23)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(25)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(26)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.
(28)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.
(29)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.

(30)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2025.
(32)	Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 30, 2024.
(33)	Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 30, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

By:	/s/ Shahram Askarpour
Shahram Askarpour
Director & Chief Executive Officer

Dated: December 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahram Askarpour	Director & Chief Executive Officer	December 22, 2025
Shahram Askarpour	(Principal Executive Officer)

/s/ Jeffrey DiGiovanni	Chief Financial Officer	December 22, 2025
Jeffrey DiGiovanni	(Principal Financial and Accounting Officer)

/s/ Glen R. Bressner	Director & Chairman of the Board	December 22, 2025
Glen R. Bressner

/s/ Stephen L. Belland	Director	December 22, 2025
Stephen L. Belland

/s/ Roger A. Carolin	Director	December 22, 2025
Roger A. Carolin

/s/ Garry Dean	Director	December 22, 2025
Garry Dean

/s/ Denise Devine	Director	December 22, 2025
Denise Devine

/s/ Richard Silfen	Director	December 22, 2025
Richard Silfen