Form 10-K/A
period 2025-09-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2026-01-27
CIK 836690

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

As of January 12, 2026, there were 17,778,343 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

See “Explanatory Note” below;

Auditor Name GRANT THORNTON LLP Auditor Firm ID 248 Auditor Location Philadelphia, Pennsylvania

EXPLANATORY NOTE

Innovative Solutions and Support, Inc. dba Innovative Aerosystems and its subsidiaries is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2025, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement (such definitive proxy statement, when filed, the “Proxy Statement”) if such Proxy Statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file the Proxy Statement within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed hereto as Exhibit 31.3 and Exhibit 31.4, respectively, under Item 15 of Part IV.

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

References in this Amendment No. 1 to “the Company,” ”IA,” “we,” “us,” or “our” refer to Innovative Solutions and Support, Inc. unless the context clearly requires otherwise.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

2025 Annual Report on Form 10-K/A

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this Annual Report on Form 10-K/A, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely,”“ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IS&S,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this Annual Report on Form 10-K/A may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this Annual Report on Form 10-K/A and are not a waiver of rights that may be associated with the relevant trademarks.

The forward-looking statements in this Annual Report on Form 10-K/A are only predictions, and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K/A and the following factors:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may result in fluctuations in the price of the Company’s common stock.

The forward-looking statements in this Annual Report on Form 10-K/A are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act, and 21E of the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

As of the date of this Amendment No. 1, our directors are as follows:

		Director	Current
Name	Age	Since	Term Expires	Positions with the Company
Shahram Askarpour	68	2022	2026	Director, President & Chief Executive Officer
Glen R. Bressner	65	1999	2026	Director, Chairman of the Board
Roger A. Carolin	70	2016	2026	Director
Stephen L. Belland	68	2022	2026	Director
Garry Dean	69	2024	2026	Director
Denise L. Devine	70	2025	2026	Director
Richard Silfen	62	2025	2026	Director

Directors

Shahram Askarpour. Dr. Askarpour joined the Company as Vice President of Engineering in 2003, was promoted to President in March 2012, and was appointed as the Company’s Chief Executive Officer and joined the Company’s Board in January 2022. Dr. Askarpour has more than 40 years of aerospace industry experience in managerial and technical positions. Prior to joining the Company, he was employed by Smiths Aerospace (a division of Smiths Group plc), Instrumentation Technology, and Marconi Avionics. He holds a number of key patents in the aviation field. Dr. Askarpour received his engineering education in the United Kingdom and received an undergraduate degree in Electrical Engineering from Middlesex University, a post graduate Certificate of Advanced Study in Systems Engineering, and a PhD in Automatic Control from Brunel University London. He was awarded the title of Associate Research Fellow for three consecutive years by Brunel University and has published numerous papers in leading international, peer reviewed journals. In addition, he has completed management courses at Carnegie Mellon University and finance courses at the Wharton School of the University of Pennsylvania.

Glen R. Bressner. Mr. Bressner is the co-founder and Managing Partner of Activate Venture Partners, an early-stage focused venture capital firm that has evolved from a series of affiliated venture funds that he is a co-founder of, beginning in 1985. Mr. Bressner has been a board director of numerous companies, including IQE plc (LSE: IQEP), where he was a member of its Audit Committee, and Tabula Rasa Healthcare (NASDAQ: TRHC), where he chaired its Nomination Committee. He was also a shareholder and a director on the board of Alum-a-Lift, Inc., a family-owned manufacturer of precision material handling solutions, which was acquired in 2024 by an affiliate of Sweden-based Investor AB. From 1996 to 1997, Mr. Bressner served as the chairman of the Board of the Greater Philadelphia Venture Group. Mr. Bressner holds a Bachelor of Science, cum laude, in Business Administration from Boston University and a Masters of Business Administration degree from Babson College. Mr. Bressner’s background and expertise satisfies Nasdaq’s definition of financial sophistication and he is deemed qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Roger A. Carolin. Mr. Carolin is currently an independent business consultant and an active corporate board member. From 2004 to 2025, he served as a Venture Partner at SCP Partners where he worked to identify attractive investment opportunities and assist portfolio companies in the areas of strategy development, operating management, and intellectual property. Mr. Carolin co-founded CFM Technologies, Inc., a global manufacturer of semiconductor process equipment, and served as its Chief Executive Officer for 10 years, until the company was acquired. Mr. Carolin formerly worked for Honeywell, Inc. and General Electric Co., where he developed test equipment and advanced computer systems for on-board missile applications. Mr. Carolin is also a director of Amkor Technology, Inc. (NASDAQ: AMKR), a supplier of outsourced semiconductor assembly and test services, where he chaired the audit committee for several years and has also served on the compensation and nominating and governance committees. Mr. Carolin holds a B.S. in Electrical Engineering from Duke University and an M.B.A. from the Harvard Business School. Mr. Carolin’s background and expertise satisfies Nasdaq’s definition of financial sophistication and he is deemed qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Stephen L. Belland. Mr. Belland is the Co-Founder and Chief Executive Officer at Integrated Connection, LLC and a Principal at Clear Rock Advisors. Prior to Clear Rock Advisors, he held various executive positions at Rockwell Collins including Technical Director, Vice President of Program and Product Management, Vice President of Strategy and Marketing and Vice President of Corporate Development. Mr. Belland received his B.S. in Electrical Engineering from Michigan Technological University and has attended executive programs at the Kellogg School of Management, the Wharton School of the University of Pennsylvania, and INSEAD.

Garry Dean. Major General Dean has served as the President of Peduzzi Associates, Ltd., a consulting firm, since 2020. From 2015 to 2020, Maj. General Dean served Delta Airlines as international captain piloting Boeing 757/767 aircraft. Prior to 2015, General Dean served in the United States Air Force and the Oregon Air National Guard, where he served in command positions of increasing responsibility. From 2021 to 2024, he served Arlington County Virgina in the role as a Commissioner and Vice-Chair of the Community Oversight Board of the Police. In 2023, General Dean was appointed by Governor Glenn Youngkin to serve on the Virginia Joint Leadership Council of Veteran’s Service Organizations to work close with the Virginia legislature to propose legislation to assist military veterans and their families who reside in Virginia. Since 2016, Maj. General Dean also served as a mentor and advisor to the Chief National Guard Bureau and the Director of the Air National Guard on critical issues they face. Maj. General Dean is a graduate of the United States Air Force Academy.

Denise L. Devine. Ms. Devine is the Founder and Chief Executive Office of FNB Holdings, LLC and Co-founder and Chief Financial Officer of RTM Vital Signs, LLC, a medical device and digital health company. Previously she was founder and served for more than ten years as Chief Executive Officer of Nutripharm, Inc., served as Chief Financial Officer of Energy Solutions International and in financial management positions for Campbell Soup Company. Ms. Devine is also a named inventor on more than 30 patents. Ms. Devine currently serves on the Board of Fulton Financial Corporation (NASDAQ:FULT) , SelectQuote (NYSE:SLQT) and AUS, Inc. Ms. Devine, a certified public accountant, served as Chair of the Pennsylvania State Board of Accountancy and on the Board of the American Institute of CPAs and as Co-Chair of the Board of Ben Franklin Technology Partners. Ms. Devine has received numerous honors and awards, including the “Best 50 Business Women in Pennsylvania” Governor’s Award, and The Gold Medal Alumnae Award from Villanova University . She received an MBA from the Wharton School of the University of Pennsylvania where she served as an Entrepreneur in Residence, an M.S. in Taxation from Villanova Law School and a B.S. in Accounting from Villanova University.

Richard Silfen. Mr. Silfen has served as general counsel of Hildred Capital Management LLC, a New York City-based, healthcare-focused private equity firm that specializes in operationally intensive, control-oriented transactions in lower middle-market companies since June 2025. Before joining Hildred, Mr. Silfen was a partner and Co-Chair of Mergers & Acquisitions of Duane Morris LLP, a multinational law firm with more than 900 lawyers based in Philadelphia, from June 2015 to June 2025. In that role, Mr. Silfen led numerous acquisitions, divestitures, business combinations and control transactions, as well as capital formation transactions, principally for private equity-backed and publicly traded companies. Mr. Silfen is a graduate of the University of Alabama School of Law and a graduate of Baylor University with a B.A. in Physics.

Director Qualifications

The Board believes that each of the directors listed above have the sound character, integrity, judgment, and record of achievement necessary to be a member of the Board. In addition, each of the directors have exhibited, during their prior service as directors, the ability to operate cohesively with the other members of the Board, and to challenge and question management in a constructive way. Moreover, the Board believes that each director brings a strong and unique background and skillset to the Board, giving the Board, as a whole, competence and experience in diverse areas, including corporate governance and board service, finance, management, and aviation. Set forth below are certain specific experiences, qualifications, and skills that led to the Board’s conclusion that each of the directors listed above are qualified to serve as directors.

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

Mr. Bressner brings the Board a wealth of experience managing financial investments from his service at venture capital firms. Mr. Bressner provides the Board with a thorough understanding of capital markets and other financial issues. Mr. Bressner’s experience in managing investments also provides him with extensive finance and accounting knowledge, and he applies this expertise in his service on the Nominating & Corporate Governance Committee of the Board (the “Nominating and Governance Committee”) (as Chairman) and the Audit Committee. Mr. Bressner is also an audit committee financial expert, as defined by SEC rules and regulations. His service as a member of the board of directors of numerous other entities, including public entities, provides him with valuable experience in corporate governance matters.

Mr. Carolin has over a decade of experience in private equity investing, previously worked in advanced computer systems and on-board missile applications, and has a significant understanding of the Company’s industry and its business. He possesses specific knowledge and experience in technology, new business opportunities, operations, management, and finance, all of which are relevant and important to the Company’s business, and he capitalizes on these strengths in his service on the Audit Committee of the Board (the “Audit Committee”) (as Chairman), the Investment Committee of the Board (the “Investment Committee”) (as Chairman), and the Compensation Committee of the Board (the “Compensation Committee”). His prior and current service as a member of the board of directors of numerous other entities, including public entities, provides him with valuable experience in corporate governance matters.

Mr. Belland has over 37 years of experience in the Aerospace and Defense Industry. Mr. Belland provides the board with familiarity with IA product lines and operations. He has also developed numerous successful plans for market strategy, product development, brand management, business optimization, acquisition strategy, as well as team building strategy. Some key successes included developing and capturing over 15 new aircraft cockpit positions, as well as positioning his corporation for becoming a leader in business jet cabin electronics. In addition, Mr. Belland has advised on over 500 M&A transactions and joint ventures, including being published in Corporate Executive Board materials. Mr. Belland applies his experience and expertise to IA in his service on the Compensation Committee (as Chairman), the Investment Committee, and the Audit Committee. Mr. Belland is also a private pilot and a member of various industry organizations, such as the National Business Aviation Association.

Maj. General Dean has experience in business development and with respect to governmental relations for companies that provided defense services or products that contract with the U.S. government. His extensive background and expertise in military aviation aids the Company’s presence in the retrofit market. He applies his expertise to IA in his service on the Nominating and Governance Committee.

Ms. Devine has extensive governance experience, including activist investor situations, private equity investors and initial public offerings. She currently serves as an independent Board Director and Chair-Audit Committee, member of the Risk Committee and former Chair–HR and Compensation Committee of Fulton Financial Corporation, (Nasdaq – FULT), Board Director and Chair–Compensation Committee, and member of the Audit and Nominating and Governance Committees at SelectQuote, Inc. (NYSE-SLQT). Additionally, she is Co-Chair of the Board of Ben Franklin Technology Partners and serves on the Pennsylvania Ben Franklin Development Authority Board and is a member of the Investment Committee. Previously, Ms. Devine was an independent director of AgroFresh Solutions, Inc. (NASDAQ –AGFS; Company sold in March, 2023) where she served as Chair–Compensation Committee and Audit Committee Member and of Cubic Corporation (NYSE – CUB; Company sold in May 2021), where she served on the Technology Strategy and Audit Committees and also formerly served on the Villanova University Board of Trustees and on the Board of Directors of Lourdes Health System (now Virtua Health).

Mr. Silfen is an accomplished board member and legal advisor with a long track record of advising companies and their boards, as well as fund sponsors and their portfolio companies, in capital markets and other capital-raising transactions, mergers and acquisitions and control transactions. In addition to serving as an advisor to public company boards, Mr. Silfen has experience as a director of a NYSE-listed company where he chaired the nominating and governance committee, served on the audit committee, and chaired a transaction committee established in connection with the sale of the company. Mr. Silfen also has considerable experience assisting emerging and private equity-backed companies to develop plans for the growth and development of their businesses and technologies, including collaborative and strategic partnerships and joint venture arrangements.

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

Name	Age	Position with the Company
Shahram Askarpour	68	Director, President and Chief Executive Officer
Jeffrey DiGiovanni	49	Chief Financial Officer

Mr. DiGiovanni has served as our Chief Financial Officer since April 2024. From June 2023 through March 2024, Mr. DiGiovanni worked in a consulting capacity, advising various clients on accounting and financial reporting matters. Mr. DiGiovanni previously served as Senior Vice President and Chief Financial Officer of StoneMor Inc. (formerly NYSE: STON), a provider of funeral and cemetery products and services in the death care industry, from September 2019 to May 2023, and prior to that, he served as StoneMor Inc.’s Chief Accounting Officer from September 2018 to September 2019. From January 2012 until September 2018, Mr. DiGiovanni was Managing Director at Pine Hill Group, a leading accounting and transaction advisory firm, where he worked with clients to deliver services, including readiness for initial public offerings, financial reporting, including reporting to the Securities and Exchange Commission, and technical accounting assistance on complex transactions. Mr. DiGiovanni is a Certified Public Accountant and holds a B.S. in Accounting and an M.S. in Financial Services from Saint Joseph’s University.

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

CORPORATE GOVERNANCE

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended September 30, 2025. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during fiscal year ended September 30, 2025, except that each of Jeff DiGiovanni and Shahram Askarpour filed one late Form 4 and one greater than 10% beneficial owner filed a single late Form 4.

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

Audit Committee

The members of the Audit Committee are currently Mr. Carolin (Chairman), Mr. Bressner, and Ms. Devine. The Audit Committee is composed solely of independent members, as independence for audit committee members is defined by the applicable Nasdaq listing standards. In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined, in its business judgment, that each member of the Audit Committee is financially literate, and that Mr. Bressner, Mr. Carolin and Ms. Devine satisfy Nasdaq’s definition of financial sophistication and each also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Stock Ownership Policy

The Company has adopted a Stock Ownership and Retention Policy that applies to its non-employee directors. Each non-employee director is required to own shares of common stock with an aggregate value equal to three times such director’s annual cash base retainer (exclusive of retainers for committee service or leadership roles). Compliance with the minimum share ownership requirement is determined annually as of December 31 each year and commenced December 31, 2023. Individuals who have not yet attained the minimum share ownership requirement must retain 50% of his or her shares acquired upon the (i) vesting of restricted stock or restricted stock units, and (ii) if applicable, the exercise of options, reduced by shares retained or tendered to cover taxes or the exercise price of options. The Company determined that all non-employee directors were in compliance with the policy as of December 31, 2025.

Insider Trading Policy

We have a disclosure and insider trading policy (the “Insider Trading Policy”) which governs the purchase, sale and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program and a description of the material factors underlying the decisions that resulted in the compensation provided to the Company’s Director, President and Chief Executive Officer, Chief Financial Officers and Interim Chief Financial Officer for the fiscal year ended

September 30, 2025 (referred to herein as our “named executive officers”). The names of the Company’s 2025 named executive officers, together with their titles during the 2025 fiscal year, are:

·	Shahram Askarpour—Director, President and Chief Executive Officer
·	Jeffrey DiGiovanni—Chief Financial Officer (1)
1)	Jeffrey DiGiovanni began his tenure as Chief Financial Officer effective April 8, 2024.

Objective of the Company’s Executive Compensation Program

The objective of the Company’s executive compensation program is to attract and retain exceptional individuals as executive officers and to provide key executives with motivation to perform to the full extent of their abilities to maximize the performance of the Company and deliver increasing value to the Company’s shareholders.

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

Each named executive officer’s annual review is a subjective process whereby the Chief Executive Officer or the Compensation Committee (as applicable, as described below) evaluates various factors relevant to the named executive officer’s contributions to the Company, such as the executive’s role in the development and execution of strategic plans, leadership skills, motivation, and involvement in industry groups. The weight given to such factors may vary from one named executive officer to another and from year to year.

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

In fiscal years 2023, 2024 and 2025, the Compensation Committee engaged FW Cook to advise the Compensation Committee with respect to best practices, competitive market data based on comparison companies and trends in the area of executive compensation, as well as ongoing regulatory considerations. The Compensation Committee has determined that FW Cook, which does not perform any work for the Company other than its services for the Compensation Committee, is independent and that its services do not raise any conflict of interest with the Company or any of the Company’s executive officers or directors.

Consideration of Shareholder Advisory Vote on Executive Compensation

Based upon the vote of the Company’s shareholders at the fiscal 2025 annual meeting of shareholders, the Company currently provides its shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”) once every three (3) years. At the Company’s annual meeting of shareholders held in fiscal 2023, over 98% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that this voting result affirms shareholders’ strong support of the Company’s approach to executive compensation The Compensation Committee will consider the outcome of the fiscal 2023 say-on-pay vote when making future compensation decisions for the named executive officers. The next time the Company is scheduled to hold a say-on-pay vote is at the Company’s annual meeting of shareholders to be held in fiscal 2026.

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

The named executive officers’ fiscal 2025 target annual bonus opportunities were as follows:

Named Executive Officer	Annual Bonus Opportunity as a % of Base Salary
Shahram Askarpour	100%
Jeffrey DiGiovanni	50%

66% of the potential annual incentive opportunity was based on the achievement of financial performance targets and the remaining portion of the annual incentive was based on a qualitative assessment of performance. In fiscal 2025, the Company chose Revenue and Operating Income as its financial performance metrics. In the case of Dr. Askarpour, the qualitative assessment took into account organic growth, progress on mergers and acquisitions, progress on autonomous flight initiatives, increased strategic partnerships and investor relations activities. In the case of Mr. DiGiovanni, the qualitative assessment considered investor relations activities, quality of financial accounting, mergers and acquisitions support, and progress toward additional financing.

Performance Measures	Target 100%	Maximum 150%	Weight %
Revenue ($)	$ 49,100,000	$ 57,283,000	33.3%
Operating Income ($)	$ 11,266,000	$ 13,143,000	33.3%
Qualitative	—	—	33.3%

In fiscal 2025, the Company achieved $ 53,897,000 in adjusted revenue and $14,866,492 in adjusted operating income, and the Compensation Committee determined that each of Dr. Askarpour and Mr. DiGiovanni achieved their qualitative goals at 150%.

As a result, the Compensation Committee approved annual incentive bonuses of $750,000 and $250,250 for Dr. Askarpour and Mr. DiGiovanni, respectively. The fiscal 2025 annual cash incentives were paid to Dr. Askarpour and Mr. DiGiovanni on December 19, 2025. The payments are listed as fiscal 2025 compensation in the Summary Compensation Table in the column labeled “Non-Equity Incentive Plan Compensation.”

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

In fiscal 2025, we granted 72,062 market-based stock option shares (“MSOs”), 37,835 time-vested Restricted Stock Units (“RSUs”) and 201,000 Market-Based Restricted Stock Units (“MSUs”) to Dr. Askarpour and 33,259 MSOs and 17,462 RSUs to Mr. DiGiovanni. The MSOs granted to Dr. Askarpour and Mr. DiGiovanni are scheduled to vest in accordance with the following schedule: 1/4th on the first anniversary of the grant date and 1/12th on each quarterly anniversary of the grant date thereafter, subject to continued employment by the reporting person. The options becomes exercisable, if at all, if the price of the Company's common stock on the Nasdaq Stock Market is equal to or greater than $9.8785 for 20 consecutive trading days during the vesting period of the option. With respect to the fiscal 2025 RSUs granted to Dr. Askarpour and Mr. DiGiovanni, the RSUs are scheduled to vest 1/4th on the first anniversary of the grant date and 1/12th on each quarterly anniversary date thereafter, subject to continued employment with the Company.

In fiscal 2025, we granted 72,062 market-based stock option shares (“MSOs”), 37,835 time-vested Restricted Stock Units (“RSUs”) and 201,000 Market-Based Restricted Stock Units (“MSUs”) to Dr. Askarpour and 33,259 MSOs and 17,462 RSUs to Mr. DiGiovanni.

The MSOs granted to Dr. Askarpour and Mr. DiGiovanni are scheduled to vest in accordance with the following schedule: 1/4th on the first anniversary of the grant date and 1/12th on each quarterly anniversary of the grant date thereafter, subject to continued employment by the reporting person. The options becomes exercisable, if at all, if the price of the Company's common stock on the Nasdaq Stock Market is equal to or greater than $9.8785 for 20 consecutive trading days during the vesting period of the option.

With respect to the fiscal 2025 201,000 MSUs granted to Dr. Askarpour, no MSUs are eligible for vesting prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Subject to the terms of the 2019 Plan, under the terms of the grant, the MSU vest as follows: 1) an initial one-third (1/3rd) of the MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than ten dollars ($10.00) per share for twenty (20) consecutive trading days or as provided in the provisions of the second succeeding paragraph below; 2)an additional one-third (1/3rd) of the MSUs shall vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than twelve dollars ($12.00) per share for twenty (20) consecutive trading days; and 3) the remaining MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than fourteen dollars ($14.00) per share for twenty (20) consecutive trading days.

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

On February 13, 2025, the market performance condition for 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On July 10, 2025, the market performance condition for an additional 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met, these shares vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On August 8, 2025, the market performance condition for the final 67,000 units of MSUs granted November 20, 2024 to Dr. Askarpour was met, these shares vest according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

On November 20, 2025, the service condition for all 201,000 units of MSUs granted November 20, 2024 to Dr. Askarpour was met. The market condition for all 201,000 units of MSU’s was met during fiscal year ended September 30, 2025. Consequently, on November 20, 2025, all 201,000 MSU’s vested according to the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan and 113,083 net-settled common shares were subsequently issued to Dr. Askarpour.

With respect to the fiscal 2025 RSUs granted to Dr. Askarpour and Mr. DiGiovanni, the RSUs are scheduled to vest 1/4th on the first anniversary of the grant date and 1/12th on each quarterly anniversary date thereafter, subject to continued employment with the Company.

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

However, in certain cases, the Company has determined that, as a retention device and a means to obtain agreement to enter into non-compete arrangements, employment agreements or other contractual agreements are appropriate.

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

The Company entered into an offer letter agreement with Mr. DiGiovanni on March 18, 2024 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provided for a base salary of $325,000 per year pro-rated from Mr. DiGiovanni’s start date, an annual target bonus amount equal to 50% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and a grant of stock options. If Mr. DiGiovanni’s employment had been terminated by the Company without “cause,” then, subject to Mr. DiGiovanni’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. DiGiovanni his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. DiGiovanni’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. DiGiovanni’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

The Company entered into an offer letter agreement with former Chief Financial Officer, Michael. Linacre on June 1, 2022 in connection with his hiring as the Chief Financial Officer of the Company. The offer letter provided for a base salary of $230,000 per year, an annual target bonus amount equal to 30% of his base salary, a grant of restricted common stock of the Company (as described in the section titled “Equity-based Compensation” above) and certain relocation benefits. If Mr. Linacre’s employment was terminated without “cause,” then, subject to Mr. Linacre’s execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. Linacre his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. The offer letter contained covenants restricting Mr. Linacre’s ability to compete with the Company or solicit its employees, other service providers, or current, former, or prospective customers for twelve (12) months after the cessation of Mr. Linacre’s employment. The offer letter also contained standard confidentiality, assignment of invention, and non-disparagement provisions.

On November 8, 2023, Mr. Linacre resigned from all of his positions with the Company. In connection with his resignation, Mr. Linacre received continued salary compensation in the amount of $62,500, for three months subsequent to his resignation.

In connection to Mr. Linacre’s resignation, on November 8, 2023, Relland M. Winand was appointed as the interim Chief Financial Officer of the Company. Mr. Winand had previously served the Company as Chief Financial Officer from December 2014 until his retirement in July 2022, after serving as the Company’s Controller from September 2014 to December 2014.

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

Under Dr. Askarpour’s amended and restated employment agreement, if, during the Term, Dr. Askarpour’s employment is terminated by IS&S without Cause (and not due to death or Disability, but for the avoidance of doubt, including IS&S’s delivery of a Nonrenewal Notice), or by Dr. Askarpour for Good Reason (as defined below), then:

(a) IS&S shall be released from any and all further obligations under this Agreement;

(b) IS&S shall pay Askarpour all salary, benefits, bonuses, reimbursable expenses and all other compensation owing or accrued to Askarpour through the effective date of termination; and;

(c) IS&S shall pay to Askarpour his Base Salary for a period of twelve (12) months following the date of Askarpour’s termination, provided such termination occurs outside the Change of Control Period (as defined below).

For purposes of the amended and restated employment agreement, IS&S’s delivery of a Nonrenewal Notice to Dr. Askarpour shall be treated as termination without Cause on the last day of the Initial Term or a Renewal Term, as applicable. If Dr. Askarpour and his eligible dependents are eligible for, and timely elect, COBRA continuation coverage, IS&S shall reimburse Dr. Askarpour (or Dr. Askarpour’s estate or legal representative, as applicable) for the COBRA premiums for Dr. Askarpour and his eligible dependents under IS&S’ benefit plans for the period of Base Salary continuation under clause (c) of the preceding sentence (the “COBRA Benefit”); provided, however, that notwithstanding the foregoing, the COBRA Benefit shall not be provided to the extent that it would result in any fine, penalty or tax upon IS&S; and provided further, that the COBRA Benefit shall cease earlier if Dr. Askarpour or his dependents become eligible for health coverage under the health plan of another employer.”

Under Dr. Askarpour’s amended and restated employment agreement, in the event that Dr. Askarpour’s employment is terminated by IS&S without Cause or Dr. Askarpour resigns with Good Reason within the period beginning six (6) months prior to, and ending two (2) years following a Change of Control (the “Change of Control Period”), (i) IS&S shall pay, or cause to be paid, to Dr. Askarpour an amount equal to two (2) times the sum of (A) the Base Salary immediately prior to the Change of Control and (B) the maximum annual cash bonus and/or other incentive compensation opportunity available to Dr. Askarpour (as determined by the Board in its sole discretion), payable in one lump sum subject to and in accordance with Paragraph 4.10(a) of the September , 2024 amended employment agreement, (ii) all unvested equity awards held by Askarpour shall immediately become fully vested and exercisable, (iii) any options held by Dr. Askarpour at the time of such termination shall continue to be exercisable until the earlier of two (2) years following the date of such termination and the option’s original expiration date, and (iv) IS&S shall provide Dr. Askarpour with health (medical, dental and vision) and disability coverage substantially comparable to the coverage Dr. Askarpour was receiving from IS&S immediately prior to the Change of Control for a period of 18 months following such termination (the “Coverage Period”). Dr. Askarpour shall pay the same percentage of the total cost of coverage under the applicable employee benefit plans as Dr. Askarpour was paying when Dr. Askarpour’s employment terminated.

For purposes of Dr. Askarpour’s employment agreement, Dr. Askarpour shall have “Good Reason” to resign from his employment with IS&S upon the occurrence of any of the following actions taken by IS&S without Dr. Askarpour’s prior written consent:

(a)a material reduction in Askarpour’s title, duties, responsibilities or authority;

(b)a material reduction of Askarpour’s aggregate compensation;

(c)relocation of Askarpour’s primary work location that results in an increase in Askarpour’s one-way commute by more than twenty-five (25) miles;

(d)failure or refusal of a successor to IS&S to either materially assume IS&S’ obligations under this Agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; or

(e)a material breach of this Agreement by IS&S.

Notwithstanding the foregoing, Good Reason shall not be deemed to exist unless (A) Dr. Askarpour gives IS&S written notice within thirty (30) days after the first occurrence of the event which Dr. Askarpour believes constitutes the basis for Good Reason, specifying the particular act or failure to act which Dr. Askarpour believes constitutes the basis for Good Reason, (B) IS&S fails to cure such act or failure to act within thirty (30) days after receipt of such notice and (C) Dr. Askarpour terminates his employment within thirty (30) days after the end of such 30-day cure period specified in clause (B).

Unless the Board determines otherwise in its sole discretion prior to the consummation of a Change of Control, in the event that a Change of Control is consummated resulting in IS&S becoming a privately-held company, Dr. Askarpour shall not have Good Reason to resign (A) solely on account of the consummation of such transaction or (B) on account of any diminution in the particular duties or responsibilities relating solely to being a public company that he may have held immediately prior to the Change of Control by virtue of his position as the chief executive officer of a public company.

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

Compliance with the minimum share ownership requirement is determined annually as of December 31 each year and commenced December 31, 2025. Individuals who have not yet attained the minimum share ownership requirement must retain 50% of his or her shares acquired upon the (i) vesting of restricted stock or restricted stock units, and (ii) if applicable, the exercise of options, reduced by shares retained or tendered to cover taxes or the exercise price of options. The Company has determined that each of our Section 16 officers were in compliance with the policy as of December 31, 2025.

Qualifying shares that count toward the ownership requirement include:

·Shares owned outright (including shares held through an IRA, 401(k) account, spouse or dependent children, or shares held in trust for the benefit of the owner, his or her spouse, or his or her dependent children);

·Shares underlying equity awards that are deferred shares;

·Shares underlying vested options.

Tax and Accounting Considerations

The Company considers tax and accounting implications in determining all elements of its executive compensation program. Section 162(m) of the Code generally denies a federal income tax deduction for compensation exceeding $1,000,000 paid in a taxable year to the Chief Executive Officer, the Chief Financial Officer or any of the three highest compensated officers (other than the Chief Executive Officer and Chief Financial Officer). The Compensation Committee considers the impact of this deductibility limitation on the compensation that it intends to award and may pay compensation that is not deductible if it determines that doing so is in the best interest of the Company and consistent with the Company’s executive compensation program.

The Compensation Committee considers the impact of various forms of compensation on the Company’s financial results. In particular, the Compensation Committee considers the potential impact on current and future financial results of all equity compensation that it approves.

SUMMARY COMPENSATION TABLE

This Summary Compensation Table provides information on the total compensation earned by each named executive officer for fiscal years ended September 30, 2025, 2024 and 2023.

	Fiscal	Salary	Bonus	Non-Equity Incentive Plan Compensation	Option Awards	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	$(4),(5),(6)	$	$	$(2)	$(2)	$(1)	$(1)
Shahram Askarpour	2025	525,000		750,750	196,340	1,019,953	14,000	2,506,043
Chief Executive Officer	2024	500,000	-	500,000	1,280,624	683,307	8,258	2,972,189
	2023	400,000	-	355,816	852,000	819,000	12,592	2,439,408

Jeffrey DiGiovanni	2025	350,000	-	250,250	115,509	151,974	14,000	881,733
Chief Financial Officer	2024	156,250	-	225,000	249,998	449,994	2,185	1,083,427

Relland Winand
Interim Chief Financial Officer	2024	147,692	125,000	-	-	-	4,308	277,000

Michael Linacre	2024	116,594	-	-	-	-	1,006	117,600
Former Chief Financial Officer	2023	233,770	-	118,605	111,264	49,994	162,491	676,124

1.The amounts set forth in this column represent (i) for Dr. Askarpour’s and Mr. DiGiovanni’s contributions to their Savings Plan accounts for the applicable fiscal year, and (ii) for Mr. Linacre’s $154,761 in relocation benefits and $7,730 in contributions to his Savings Plan account for the applicable fiscal year.

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

3.Mr. DiGiovanni’s fiscal 2024 annual base salary was $325,000; however, his fiscal 2024 pro-rata salary paid from date of hire for fiscal 2024 was $156,250.

4.Mr. Winand’s fiscal 2024 annual base salary was $250,00; however, his fiscal 2024 pro-rata salary paid from date of hire for fiscal 2024 was $147,692 and included retainer compensation of $40,000.

5.Mr. Linacre’s fiscal 2024 annual base salary reflects pro-rata compensation as Mr. Linacre’s employment with the Company terminated effective as of November 8, 2023 and included retainer compensation of $62,500.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about non-equity and equity awards granted to the named executive officers in the fiscal year ended September 30, 2025.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			All other stock awards:	All other option awards:		Grant date fair value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of shares of stock or units (#)	Number of securities underlying options (#)	Exercise price of option awards ($/Sh)	stock and option awards ($) (1)
Shahram Askarpour			500,000	750,750
Shahram Askarpour	2/19/2025				37,835			325,000
Shahram Askarpour	2/18/2025					72,062	8.59	325,000
Shahram Askarpour	11/20/2024				201,000

Jeffrey DiGiovanni			162,500	250,250
Jeffrey DiGiovanni	2/19/2025				17,462			150,000
Jeffrey DiGiovvani	2/18/2025					33,259	8.59	150,000

1.The amounts included in this column are the dollar amounts representing the grant date fair value of each restricted stock unit or option share, as applicable, calculated in accordance with FASB ASC Topic 718, and do not represent the actual value that may be recognized by the named executive officers upon vesting of restricted stock units or options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides outstanding equity awards for the named executive officers as of the end of fiscal year 2025:

Option Awards								Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	(1)	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Shahram Askarpour	200,000	(1)	-		8.19	1/11/2033	18,750	(4)	234,188
Shahram Askarpour	25,000	(2)	-		8.12	2/22/2034	30,018	(4)	374,925
Shahram Askarpour	18,003		54,011	(3)	8.12	2/22/2034	201,000	(8)	2,510,490
Shahram Askarpour			72,062	(7)	9.88	2/18/2035	37,835	(4)	472,559
Jeffrey DiGiovanni	20,187		44,412	(6)	7.06	4/08/2034	26,588	(4)	332,084
Jeffrey DiGiovanni			33,259	(7)	9.88	2/18/3205	26,454	(5)	330,410
Jeffrey DiGiovanni							17,462	(4)	218,100

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

7.The award becomes vested according to the following schedule: 1/4th on the first anniversary of the grant date and 1/12th on each quarterly anniversary of the grant date thereafter, subject to continued employment by the reporting person. The option becomes exercisable, if at all, if the price of the Company's common stock on the Nasdaq Stock Market is equal to or greater than $9.8785 for 20 consecutive trading days during the vesting period of the option.

8.The award becomes vested according to the following schedule: (1) an initial 1/3 shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than ten dollars per share for twenty consecutive trading days or as provided in the provisions of the second succeeding paragraph below; 2) an additional one-third (1/3rd) of the MSUs shall vest on the first trading date after shares of the Company’s common stock have traded at a price equal to or greater than twelve dollars per share for twenty (20) consecutive trading days; and (3) the remaining MSUs shall vest on the first trading date after the shares of the Company’s common stock have traded at a price equal to or greater than fourteen dollars per share for twenty (20)

consecutive trading days. Any MSUs that have not vested on or before the fourth anniversary of the grant date are immediately forfeited. Vesting occurs upon the attainment of: 1) the stock price appreciation criteria noted above and 2) one year of participant service from grant date.

OPTION EXERCISES AND STOCK VESTED

The following table provides information on the value of stock options that were exercised and stock awards that vested during the fiscal year ended September 30, 2025 for each of our named executive officers:

	- Option Awards		Stock Awards
		Value	Number of	Value
	Number of	Realized on	Shares	Realized on
	Shares Acquired	Exercise	Acquired on	Vesting
Name	on Exercise	$	Vesting	($)
Shahram Askarpour	-	-	35,006	293,295
Jeffrey DiGiovanni	-	-	21,649	205,875

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Dr. Askarpour’s amended and restated employment agreement provides that if his employment is terminated by the Company without “cause” or by Dr. Askarpour for “good reason,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company will continue to pay Dr. Askarpour his base salary at the rate then in effect for a period of twelve (12) months following his termination date, during which period the Company will also pay Dr. Askarpour’s COBRA premiums. If Dr. Askarpour’s employment were terminated by the Company without “cause” or for “good reason”, other than a change in control, on September 30, 2025, the total amounts payable to Dr. Askarpour would have been $525,000. For purposes of Dr. Askarpour’s employment agreement, “cause” generally means (a)the commission by or conviction of Dr. Askarpour, or plea of guilty or nolo contendere to, a felony or any crime involving dishonesty, disloyalty, or moral turpitude; (b) Dr. Askarpour’s willful misconduct or willful failure substantially to perform the duties of his position or his willful refusal to comply with the lawful directives of the Board; (c) a breach by Dr. Askarpour of his employment agreement or any written policies of the Company applicable to Dr. Askarpour; (d) any act or omission by Dr. Askarpour constituting dishonesty, fraud or embezzlement, or an intentional violation of Dr. Askarpour’s duty of loyalty to the Company under law; (e) Dr. Askarpour’s gross negligence in the performance of his duties; or (f) Dr. Askarpour’s poor job performance or other improper conduct not otherwise described above, except that cause shall not exist based solely on clauses (e) or (f), unless the Company has given Dr. Askarpour written notice of its intent to terminate his employment for cause, and allowed Dr. Askarpour thirty (30) days to cure such alleged poor job performance or other improper conduct. For purposes of Dr. Askarpour’s employment agreement, “good reason” generally means (a) a material reduction of Dr. Askarpour’s duties, responsibilities or authority; (b) a reduction of Dr. Askarpour’s base salary; (c) failure or refusal of a successor to the Company to either materially assume the Company’s obligations under Dr. Askarpour’s employment agreement or enter into a new employment agreement with Dr. Askarpour on terms that are materially similar to those provided under his employment agreement, in any case, in the event of a “change in control”; (d) a relocation of Dr. Askarpour’s primary work location that results in an increase in his one-way commute by more than twenty-five (25) miles; or (e) a material breach of Dr. Askarpour’s employment agreement by the Company. See the section titled “Compensation Discussion and Analysis” for additional information.

Mr. DiGiovanni offer letter provided that if his employment is terminated by the Company without “cause,” then, subject to his execution and non-revocation of a release of claims in favor of the Company, the Company would continue to pay Mr. DiGiovanni his base salary at the rate then in effect for a period of six (6) months following his termination date in addition to a pro-rata bonus for the year of termination based on the actual bonus he would have been paid absent such termination. If Mr. DiGiovanni’s employment were terminated by the Company without “cause”, other than a change in control, on September 30, 2025, the total amounts payable to Mr. DiGiovanni would have been $175,000. For purposes of Mr. DiGiovanni’s offer letter, “cause” generally means (a) the indictment or conviction of Mr. DiGiovanni, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude or dishonesty; (b) Mr. DiGiovanni’s intentional action or an act of fraud, dishonesty or theft affecting the property, reputation, or business of the Company or its affiliates; (c) Mr. DiGiovanni’s willful and persistent neglect of his duties and responsibilities; (d) Mr. DiGiovanni’s failure or refusal to carry out the lawful directives of the Board; (e) Mr. DiGiovanni’s diverting any business opportunity of the Company or its affiliates for his own personal gain; (f) Mr. DiGiovanni’s omission of or misrepresentation of a significant fact on his employment application or resume; or (g) Mr. DiGiovanni misuse of alcohol or drugs affecting his work performance. See the section titled “Compensation Discussion and Analysis” for additional information.

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

PAY VERSUS PERFORMANCE
Fiscal Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1),(2),(3)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1),(2),(3)	Value of Initial Fixed $100 Investment Based on TSR(4)	Net Income ($MM)
2025	$2,506,043	$3,538,403	$881,733	$1,458,180	$144.73	$15.63
2024	$2,972,189	$1,564,964	$492,676	$404,050	$92.88	$7.00
2023	$2,439,408	$2,394,368	$676,259	$661,666	$108.26	$6.02

1.The Principal Executive Officer (“PEO”) in fiscal 2023, fiscal 2024 and fiscal 2025 is Shahram Askarpour. The Non-PEO NEOs for whom the average compensation is presented in this table for fiscal 2025 is Mr. Jeffrey DiGiovanni. The Non-PEO NEOs for whom the average compensation is presented in this table for fiscal 2024 is Mr. Jeffrey DiGiovanni, Mr. Michael Linacre and Mr. Relland Winand. The Non-PEO NEOs for whom the average compensation is presented in this table for fiscal 2023 is Michael Linacre.

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

4.Dollar values assume $100 was invested in the Company for the cumulative periods from September 30, 2022 to September 30, 2025 for fiscal 2025, Dollar values assume $100 was invested in the Company for the cumulative periods from September 30, 2021 to September 30, 2024 for fiscal 2024, and from September 30, 2021 to September 30,2023 for fiscal 2023 respectively and assumes reinvestment of the pre-tax value of dividends paid. Historical stock performance is not necessarily indicative of future stock performance.

ADJUSTMENTS MADE TO DETERMINE COMPENSATION ACTUALLY PAID

		FY 2025	FY 2024	FY 2023
Summary Compensation Table Total	PEO	$2,506,043	2,972,189	2,439,408
	Average Non-PEO NEOs	$881,733	492,676	676,259
Deduction for amounts reported under the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table	PEO	$1,216,293	879,018	1,671,000
	Average Non-PEO NEOs	$267,483	233,331	161,258
Fair value as of the end of the covered year of awards granted during year that remain unvested as of year-end	PEO	$1,790,449	505,456	689,560
	Average Non-PEO NEOs	$314,450	140,203	154,923
Increase/Deduction for change in fair value from prior year-end to current year-end of awards granted prior to that year that were outstanding and unvested as of year-end	PEO	$361,711	-	-
	Average Non-PEO NEOs	$464,756	-	(6,092)
Increase for fair value as of the vesting dates for awards granted during year that vest during the year	PEO	$-	51,250	936,400
	Average Non-PEO NEOs	$-	5,751	-
Increase/Deduction for change in fair value from prior year-end to vesting date of awards granted prior to that year that vested during year	PEO	$96,493	-	-
	Average Non-PEO NEOs	$64,724	(44)	(2,030)
Deduction for fair value of awards granted prior to year that were forfeited during year	PEO	$-	-	-
	Average Non-PEO NEOs	$-	(1,205)	-
Compensation Actually Paid	PEO	$3,538,403	1,564,964	2,394,368
	Average Non-PEO NEOs	$1,458,180	404,050	661,666

Description of Relationship Between NEO Compensation Actually Paid and Total Shareholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and the Company’s cumulative TSR over the fiscal three-year period from fiscal 2023 through fiscal 2025.

Description of Relationship Between NEO Compensation Actually Paid and Net Income

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other NEOs, and our net income during the three-year period from fiscal 2023 through fiscal 2025.

Compensation Actually Paid versus Net Income
4,000,000
3,500,000
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
0
$20.00
$15.00
$10.00
$5.00
$0.00
2023
2024
2025
PEO
AVERAGE NEO
Net Income

Compensation of Directors

Prior to January 1, 2025, the Company’s fiscal 2025 compensation program for Non-Employee Directors consisted of an annual retainer and restricted stock or restricted stock unit awards. Each Non-Employee Director was entitled to an annual retainer of $45,000 and an annual grant of restricted stock units, with each such unit representing a contingent right to receive one share of common stock upon vesting to Non-Employee Directors under the 2019 Plan. The target value of such annual awards was $75,000 for each Non-Employee Director for fiscal 2025. The number of shares underlying such annual awards is calculated based upon the price of the Company’s common stock at the close of business on the date of the Company’s annual meeting and such shares vest on the first anniversary of the date of grant. A director who resigns during the course of the year will vest in and receive a pro rata portion of the shares that he or she otherwise would have vested (in the case of restricted stock) or received (in the case of restricted stock units) had no such resignation occurred, based on the number of days served during the applicable calendar year. In addition, all directors are reimbursed for reasonable travel and lodging expenses actually incurred in connection with required attendance at board and committee meetings.

Further, prior to January 1, 2025, the Chairman of the Board received an annual retainer of $30,000 in addition to grants of restricted stock or restricted stock awards. The chairs of the Compensation Committee and Governance Committee each received an annual retainer of $5,000. members of the Nominating and Governance Committee received an additional cash retainer of $3,750, the Chairman of the Audit Committee received an additional cash retainer of $12,000, the Chairman of the Nominating and Governance Committee received an additional cash retainer of $5,000 and the Chairman of the Compensation Committee received an additional cash retainer of $7,500.

On April 17, 2025, the Compensation Committee amended the Company’s fiscal 2025 board compensation program. Retroactive to January 1, 2025, each Non-Employee Director is entitled to an annual retainer of $45,000 and an annual grant of restricted stock unit awards with a date of grant target value of $80,000. The grant is made on the date that the Board members are elected or re-elected at the annual meeting and will vest on the one-year anniversary of the date of grant. All cash retainers are paid quarterly in arrears. For Non-Employee Directors elected other than at an annual meeting, both cash retainers and equity grants will be pro-rated for the portion of the year that the Non-Employee Director serves until the next annual meeting.

Additionally, the Chairman of the Board receives an additional cash retainer of $30,000, members of the Audit Committee receive an additional cash retainer of $7,000, members of the Compensation Committee receive an additional annual cash retainer of $5,000, members of the Nominating and Governance Committee receive an additional cash retainer of $3,750, the Chairman of the Audit Committee receives an additional cash retainer of $12,000, the Chairman of the Nominating and Governance Committee receives an additional cash retainer of $5,000 and the Chairman of the Compensation Committee receives an additional cash retainer of $7,500.

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2025:

	Fees Earned or Paid in Cash	Stock Awards	Option Awards			Non-Equity Incentive Plan Compensation			Change in Pension Value and Non-qualified Compensation			All Other Compensation	Total
Name	$ (1)	$ (2)	$			$			Earnings			$	$
Glen R. Bressner	85,250	77,483	~~-~~			~~-~~			~~-~~			~~-~~	162,733
Stephen L. Belland	60,625	77,483	~~-~~			~~-~~			~~-~~			~~-~~	138,108
Roger A. Carolin	68,500	77,483	~~-~~			~~-~~			~~-~~			~~-~~	145,983
Garry Dean	53,750	78,752	~~-~~			~~-~~			~~-~~			~~-~~	132,502
Denise L. Devine (3)	40,250	87,115	~~-~~			~~-~~			~~-~~			~~-~~	127,365

1.	The amounts reported in this column include fees paid for attendance of Board and Board committee meetings and annual retainer for each non-employee director for the year ended September 30, 2025.

2.	The amounts reported in this column represent the grant date fair value, computed based on the compensation cost recognized for financial reporting purposes by the Company in accordance with the valuation guidelines of Accounting Standards Codification (“ASC”) 505-50, “Equity-Based Payments to Non-Employees” and ASC 718 “Compensation—Stock Compensation” with respect to the stock awards granted to each non-employee director during the fiscal year ended September 30, 2025. See also Note 3, under the heading “Share-Based Compensation,” to the Company’s audited financial statements as filed in the Annual Report, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards. In addition, as of the close of the fiscal year ended September 30, 2025, none of the non-employee directors held outstanding options to purchase stock of the Company.
3.	Denise L. Devine’s tenure with the Board began January 27, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2026, of each person whom the Company knew to be the beneficial owner of more than 5% of its common stock. To the knowledge of the Company, each of the shareholders named below has sole power to vote or direct the vote of such shares of common stock or the sole investment power with respect to such shares of common stock, unless otherwise indicated. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Estate of Geoffrey S. M. Hedrick (2)	894,621	5.0%
Wealth Trust Axiom, LLC (3)	1,157,040	6.5%

1.As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,778,343 of common stock outstanding as of January 12, 2026.

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

3.Based solely on Schedule 13G/A filed on February 3, 2022. Wealth Trust Axiom LLC’s address is 550 Swedesford Road, Suite 110, Wayne, PA 19087.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership, as of January 12, 2026, of (i) each director, (ii) the chief executive officer, the chief financial officer and the Company’s other executive officers during the fiscal year ended September 30, 2025, and (iii) all the current directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named below has sole voting and investment power with respect to such shares, and the address of each of the shareholders named below is c/o Innovative Solutions and Support, Inc., 720 Pennsylvania Drive, Exton, Pennsylvania 19341. The information provided in the table is based on the Company’s records, information filed with the SEC, and information provided to the Company.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Shahram Askarpour (2)	596,797	3.3%
Jeffrey DiGiovanni	82,750	*
Glen R. Bressner	141,737	*
Roger A. Carolin	77,570	*
Stephen L Belland	36,941	*
Garry Dean	23,790	*
Parizad Olver (Parchi)	-	*
Michael Linacre	6,082	*
Denise L. Devine	20,407	*
Relland Winand	~~-~~	*
Richard Silfen	-	*
All beneficial owners	986,574	5.5%

* Less than 1%.

1.As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 17,778,343 shares of common stock outstanding and 206,250 vested stock options and unvested RSU’s as of January 12, 2026.

2.Dr. Askarpour’s Beneficial Ownership as of January 12, 2026 includes (1) 396,797 shares of Common Stock issued and outstanding, and (2) 200,000 Non-Qualified Stock Options (NQSO’s) vested as of January 12, 2026.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Company common stock that may be issued upon the exercise of options and pursuant to other awards under all of the Company’s existing equity compensation plans and arrangements as of September 30, 2025, including the 2019 Plan.

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants, and rights(a)	warrants, and rights(b)(1)	first column)(a) (c) (2)
Equity compensation plans approved by security holders(3)	945,769	$8.07	1,375,682
Equity compensation plans not approved by security holders	—	—	—
Total	945,769	$8.07	1,375,682

(1)Consists of the weighted average exercise price of outstanding options (“NQSOs”) and time vested stock options with a market-based exercise price condition (“MSOs”) as of September 30, 2025.

(2)Consists entirely of shares of common stock that remain available for future issuance under 2019 Stock-Based Incentive Compensation Plan as of September 30, 2025.

(3)Consists of 361,613 NQSOs, 72,062 MSOs, 311,094 RSUs and 201,000 MSUs outstanding as of September 30, 2025 under the 2019 Stock-Based Incentive Compensation Plan.

(3)RSUs and MSUs were excluded when determining the weighed-average exercise price of outstanding options, warrants and rights.

In the fiscal years ended September 30, 2025, 2024 and 2023, awards were granted to the Company’s non-employee directors under the Company’s then-existing equity compensation plans and arrangements with respect to 74,461, 43,986 and 36,182 shares, respectively.

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

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2019 Plan, the aggregate number and kind of shares of common stock available under the 2019 Plan, any applicable individual limits on the number of shares of common stock available for awards under the 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or non-recurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles.

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

During the fiscal years ended September 30, 2025 and September 30, 2024, there was not, nor is there any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any executive officer, director, director nominee or holder of more than 5% of any class of voting securities of the Company and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation Table” sections above.

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associated, ltd. (“PAL”), an entity in which Maj. General Dean serves as President. PAL will provide consulting services in support of IA business development growth into the Department of Defense. The term of the agreement is for one year and in consideration for services IA will pay PAL a retainer of $9,500 per month.

DIRECTOR INDEPENDENCE

The Board has affirmatively determined, in its business judgment, that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Glen Bressner, Stephen Belland, Roger Carolin, Garry Dean, Denise L. Devine and Richard Silfen. All members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are currently independent (as currently set forth in Rule 5605 of the Nasdaq listing rules).

Item 14. Principal Accounting Fees and Services

Services provided by Grant Thornton for the fiscal years ended September 30, 2025 and 2024 have included audits of the annual consolidated financial statements of the Company and other services related to filings made with the SEC. The aggregate fees billed by Grant Thornton in connection with services rendered during the fiscal years ending September 30, 2025 and 2024, respectively, were:

	Grant Thornton	Grant Thornton
	FY 2025	FY 2024
Audit Fees	$661,575	$577,430
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$661,575	$577,430

Audit Fees

Audit fees for fiscal years 2025 and 2024 were for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements.

Audit Related Fees

No Audit-related fees were paid to Grant Thornton during fiscal years 2025 and 2024. Audit-related fees were paid to Grant Thornton during fiscal 2023 for services related to the audit of the required historical financial statements of certain assets acquired from Honeywell International, Inc. during fiscal 2023.

Tax-Related Fees

No tax-related fees were paid to Grant Thornton during fiscal years 2025 or 2024.

All Other Fees

No other fees were incurred in connection with services provided by Grant Thornton during fiscal years 2025 or 2024.

Pre-Approved Policies and Procedures

The Audit Committee’s policy is to pre-approve the engagement of accountants to render all audit and tax-related services for the Company and any changes to the terms of the engagement. The Audit Committee pre-approves all proposed non-audit related services to be provided by the Company’s independent registered public accounting firm. The Audit Committee reviews the terms of the engagement and a description of the services along with a fee proposal for the engagement. If agreed to by the Audit Committee, the Audit Committee formally accepts the engagement letter and fee proposal. Any proposal by the Company’s independent registered public accounting firm for non-audit services must be specific as to the particular services to be provided. Management and the independent registered public accounting firm must each confirm to the Compensation Committee that each proposed non-audit and non-audit related service is permissible under all applicable legal requirements. Requests can be submitted to the Audit Committee and approved in one of the following ways: by a request for approval of services at a meeting of the Audit Committee, or through a written request to the Audit Committee, which may be approved by a written consent by the Audit Committee or by a designated member of the Audit Committee. The Audit Committee approved all fiscal year 2025 and 2024 fees paid to Grant Thornton.

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

(b)	The following exhibits are filed as part of, or incorporated by reference into the Form 10-K:

Exhibit Number	Exhibit Title
2.1	Asset Purchase and License Agreement, dated June 30, 2023, by and between Innovative Solutions & Support, Inc. and Honeywell International Inc. (1)
2.2	Amendment No. 1, dated October 12, 2023, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (2)
2.3	Amendment No. 2, dated March 23, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (3)
2.4	Amendment No. 3, dated July 22, 2024, to Asset Purchase and License Agreement by and between Innovative Solutions and Support, Inc. and Honeywell International Inc., dated June 30, 2023 (4)
2.5	Asset Purchase and License Agreement, dated September 27, 2024, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (5)
3.1	Articles of Incorporation of Innovative Solutions and Support, Inc. (6)
3.2	Articles of Amendment, filed April 17, 2023, to the Articles of Incorporation of Innovative Solutions and Support, Inc. (7)
3.3	Amended and Restated Bylaws of Innovative Solutions and Support, Inc. (8)
4.1	Description of Capital Stock (9)
4.2	Rights Agreement, dated September 12, 2022, between Innovative Solutions and Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (10)
4.3	Amendment to Rights Agreement, dated September 1, 2023, between Innovative Solutions and Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (11)
4.4	Amendment to Rights Agreement, dated September 9, 2024, between Innovative Solutions & Support, Inc. and Broadridge Corporate Issuer Solutions, Inc. (12)
10.1	Employment Agreement, dated February 14, 2012, between Innovative Solutions & Support, Inc. and Shahram Askarpour (13)
10.2	First Amendment to Employment Agreement between Innovative Solutions and Support, Inc. and Shahram Askarpour dated September 6, 2024 (14)
10.3	Innovative Solutions & Support, Inc. Amended and Restated 2019 Stock-Based Incentive Compensation Plan (15)
10.4	Offer Letter with Jeffrey DiGiovanni, dated March 18, 2024 (16)
10.5	Restricted Stock Unit Award Agreement, dated June 19, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (17)
10.6	Change in Control Agreement, dated as of June 20, 2024, by and between Jeffrey DiGiovanni and Innovative Solutions and Support, Inc. (18)
10.7	Performance Stock Unit Award Agreement dated November 20, 2024 by and between Shahram Askarpour and Innovative Solutions and Support, Inc. (19)
10.8	Form of Non-Qualified Stock Option Agreement (20)
10.9	Form of Restricted Stock Unit Award Agreement (21)
10.10	Amendment to Loan Documents, dated June 28, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (22)

10.11	Term Note, dated as of June 28, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (23)
10.12	Revolving Line of Credit Note, dated as of May 11, 2023, by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (24)
10.13	Amendment to Loan Documents, dated December 19, 2023, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (25)
10.14	Amended and Restated Revolving Line of Credit, dated December 19, 2023, executed by Innovative Solutions and Support, Inc. and Innovative Solutions and Support, LLC (26)
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
10.17

Amended and Restated Revolving Line of Credit Note, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (29)

10.18

Amended and Restated Line of Credit and Investment Sweep Rider, dated September 30, 2024, by and among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, and PNC Bank, National Association (30)

10.19	Sales Agreement, dated September 22, 2023, by and between Innovative Solutions and Support, Inc. and Stifel, Nicolaus & Company, Incorporated (31)
10.20

Credit Agreement, dated as of July 18, 2025, among Innovative Solutions and Support, Inc., Innovative Solutions and Support, LLC, the other loan parties party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (32)

19.1	Insider Trading Policy (33)
21	Subsidiaries of Innovative Solutions and Support, Inc. (34)
23.1	Consent of Grant Thornton LLP (35)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (36)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (37)
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (38).
97	Clawback Policy (39)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(3)	Incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(4)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.

(5)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2024.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2007.
(7)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2023.
(8)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2018.
(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(10)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2022.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2023.
(12)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024.
(13)	Incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2012.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2024.
(15)	Incorporated by reference to Exhibit 10,1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2024.
(17)	Incorporated by reference to Exhibit 10,2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(18)	Incorporated by reference to Exhibit 10,3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024.
(19)	Incorporated by reference to Exhibit 5.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2024.
(20)	Incorporated by reference to Exhibit 10,3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.
(21)	Incorporated by reference to Exhibit 10,4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.
(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(23)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(24)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2023.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.
(27)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2023.

(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.
(29)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.
(30)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 3, 2024.
(31)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2023.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2025.
(33)	Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 30, 2024.
(34)	Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(35)	Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(36)	Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(37)	Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(38)	Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2025.
(39)	Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on December 23, 2024.

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

Dated: January 27, 2026