Form 10-Q
period 2025-12-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2026-02-13
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 2, 2026, there were 17,778,343 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q December 31, 2025

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$8,285,185	$2,693,595
Accounts receivable	14,500,225	12,956,476
Contract assets	3,205,322	5,320,353
Inventories	28,273,798	25,802,181
Prepaid inventory	2,097,884	2,562,297
Prepaid expenses and other current assets	2,000,862	1,392,398

Total current assets	58,363,276	50,727,300

Goodwill	6,703,104	6,703,104
Intangible assets, net	22,952,864	23,582,615
Property and equipment, net	19,518,802	18,804,536
Deferred income taxes	1,688,769	2,824,132
Other assets	708,686	718,466

Total assets	$109,935,501	$103,360,153

LIABILITIES AND SHAREHOLDERS’ EQUITY	
Current liabilities	
Current portion of long-term debt, net	$2,440,151	$2,438,802
Accounts payable	7,508,611	3,578,411
Accrued expenses	6,236,788	8,161,967
Contract liability	3,519,331	2,481,929

Total current liabilities	19,704,881	16,661,109

Long-term debt, net	21,089,706	21,700,005
Other liabilities	396,497	396,497

Total liabilities	41,191,084	38,757,611

Commitments and contingencies (See Note 6)	

Shareholders’ equity	

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at December 31, 2025 and September 30, 2025	—	—
Common stock, $.001 par value: 75,000,000 shares authorized, 18,110,874 and 17,970,453 issued at December 31, 2025 and September 30, 2025, respectively	17,772	17,631
Additional paid-in capital	39,833,801	39,751,130
Retained earnings	32,353,816	28,294,753
Treasury stock, at cost, 339,644 shares at December 31, 2025 and at September 30, 2025, respectively	(3,460,972)	(3,460,972)

Total shareholders’ equity	68,744,417	64,602,542
Total liabilities and shareholders’ equity	$109,935,501	$103,360,153

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2025	2024
Net Sales:
Product	$13,564,131	$9,984,234
Services	8,242,952	5,984,495
Total net sales	21,807,083	15,968,729

Cost of sales:
Product	6,633,373	6,262,690
Services	3,289,440	3,095,582
Total cost of sales	9,922,813	9,358,272

Gross profit	11,884,270	6,610,457

Operating expenses:
Research and development	1,327,615	1,107,736
Selling, general and administrative	4,264,249	4,158,903
Total operating expenses	5,591,864	5,266,639

Operating income	6,292,406	1,343,818

Interest expense	(496,071)	(427,149)
Interest income	4,118	5,250
Other income	64,100	6
Income before income taxes	5,864,553	921,925

Income tax expense	1,805,490	185,733

Net income	$4,059,063	$736,192

Net income per common share:
Basic	$0.23	$0.04
Diluted	$0.22	$0.04

Weighted average shares outstanding:
Basic	17,694,152	17,514,193
Diluted	18,063,484	17,584,037

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional			Total
	Common	Paid-In	Retained	Treasury	shareholders’
	Stock	Capital	Earnings	Stock	equity
Balance, September 30, 2025	$17,631	$39,751,130	$28,294,753	$(3,460,972)	$64,602,542

Share-based compensation	141	915,783	—	—	915,924
Taxes paid related to settlement of equity awards	—	(833,112)	—	—	(833,112)
Net income	—	—	4,059,063	—	4,059,063

Balance, December 31, 2025	$17,772	$39,833,801	$32,353,816	$(3,460,972)	$68,744,417

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2024	$17,503	$37,415,031	$12,667,093	$(3,460,972)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$17,539	$37,811,656	$13,403,285	$(3,460,972)	$47,771,508

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,059,063	$736,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,025,375	1,367,075
Share-based compensation	915,924	396,661
Amortization of loan fees	53,235	—
Deferred income taxes	1,135,363	(216,593)
(Increase) decrease in:
Accounts receivable	(1,543,749)	4,895,851
Contract assets	2,115,031	(1,730,281)
Inventories	(2,007,204)	(2,065,720)
Prepaid expenses and other current assets	(608,464)	(800,131)
Other non-current assets	(27,408)	2,973
Increase (decrease) in:
Accounts payable	3,930,202	(439,166)
Accrued expenses	(2,595,305)	(726,054)
Income taxes payable	670,127	402,326
Contract liabilities	1,037,402	18,325
Net cash provided by operating activities	8,159,592	1,841,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,109,890)	(261,364)
Net cash (used in) investing activities	(1,109,890)	(261,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments		(1,514,510)
Initial Term Loan principal payments	(625,000)	—
Taxes paid related to net share settlement of equity awards	(833,112)	—
Net cash (used in) financing activities	(1,458,112)	(1,514,510)

Net increase in cash and cash equivalents	5,591,590	65,584
Cash and cash equivalents, beginning of year	2,693,595	538,977

Cash and cash equivalents, end of year	$8,285,185	$604,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	450,596	383,229

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$464,413	$708,751
Transfer from prepaid expenses and other current assets to PP&E	$—	$119,647
Transfer from prepaid expenses to intangible assets	$—	$275,995

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Certain of Innovative Solutions and Support, Inc.’s (the “Company,” “IA,” “we,” or “us”) dba Innovative Aerosystems and its subsidiaries significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Description of the Company

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2025 is derived from the audited financial statements of the Company. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The recorded amounts of goodwill from business combinations are based on management’s best estimates of the fair values of assets acquired, and liabilities assumed at the date of acquisition. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination that generated the goodwill. The Company’s goodwill impairment test is performed at the reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments.

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

If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount as part of its qualitative assessment, a quantitative assessment of goodwill is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the goodwill is deemed not to be impaired, and no further action is required. If the fair value is less than the carrying value, goodwill is considered impaired and a charge is reported as impairment of goodwill in the consolidated statements of operations.

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at December 31, 2025 and September 30, 2025 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Accounts Receivable

We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. An allowance for estimated uncollectible accounts is established if uncollectability is considered probable. This value may include an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. When determining uncollectability, we consider historical write-offs by customer, level of past due accounts and economic status of the customers. Write-offs are recorded at the time a customer receivable is deemed uncollectible. The Company had no allowance for credit losses as of fiscal periods ended December 31, 2025 and September 30, 2025, respectively.

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

The Company’s property, plant and equipment is generally depreciated over the following estimated useful lives:

●Buildings and improvements are depreciated over estimated lives of ten to thirty-nine years.

●Furniture and office equipment is depreciated over estimated lives of five to seven years.

●Computer equipment is depreciated over an estimated life of five years.

●Equipment other is depreciated over estimated lives of one to nineteen years.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and September 30, 2025, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on December 31, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$487,546	$—	$—

Fair Value Measurement on September 30, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$484,973	$—	$—

The December 31, 2025 and September 30, 2025 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

Revenue Recognition

The Company enters into sales arrangements with customers that, in general, provide for the Company to design, develop, manufacture and deliver large flat panel display systems, flight information computers, autothrottles and advanced monitoring systems that measure and display critical flight information, including data relative to aircraft separation, airspeed, altitude and engine and fuel data measurements.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Product sales revenue is recognized point-in-time when the product is sold and shipped to the customer. Services revenues are recognized over time upon the completion of the identified performance obligations. Historically, the Company has also recognized revenue from EDC contracts and is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor and overhead costs.

Bill-and-hold Arrangements

In certain situations, the Company recognizes revenue under bill-and-hold arrangements with its customers. Revenue for bill-and-hold arrangements is recognized when product control transfers to the customer, even though the customer does not have physical possession of the product. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer, and the product cannot be used or directed to another customer.

Contract Estimates

Accounting for performance obligations in long-term contracts that are satisfied over time involves the use of various techniques to estimate progress towards satisfaction of the performance obligation. The Company typically measures progress based on costs incurred compared to estimated total contract costs. Contract cost estimates are based on various assumptions to project the outcome of future events that often span more than a single year. These assumptions include the amount of labor and labor costs; the quantity and cost of raw materials used in the completion of the performance obligation and the complexity of the work to be performed.

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three months ended December 31, 2025.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(1,029,584)	—
Contract asset additions	2,759,864	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(297,610)
Increases due to invoicing prior to satisfaction of performance obligations	—	315,935
December 31, 2024	$3,410,340	$358,806

	Contract	Contract
	Assets	Liabilities
September 30, 2025	$5,320,353	$2,481,929
Amount transferred to receivables from contract assets	(4,334,945)	—
Contract asset additions	2,219,914	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(1,169,751)
Increases due to invoicing prior to satisfaction of performance obligations	—	2,207,153
December 31, 2025	$3,205,322	$3,519,331

The balances for Account receivable were $14,500,225 and $12,956,476 for the fiscal periods ended December 31, 2025 and September 30, 2025, respectively.

The balances for Account receivable were $7,716,632 and $12,612,482 for the fiscal periods ended December 31, 2024 and September 30,2024, respectively.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. Time-vested RSU’s are valued as of the closing price of the Company’s stock on date of grant. The Company determines the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. The Company determines the fair value of its Market Stock Unit Awards (“MSUs”) and Market Stock Option Awards (“MSO”) using Monte Carlo Simulation Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Warranty Reserves

The Company offers warranties on some products of various lengths. However, the standard warranty period is twenty-four months. At the time of shipment, the Company establishes a reserve for estimated costs of warranties based on its best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The length of the warranty period, the product’s failure rates and the customer’s usage affect warranty cost. If actual warranty costs differ from the Company’s estimated amounts, future results of operations could be affected adversely. Warranty cost is recorded as Cost of sales, and the reserve balance recorded as an accrued expense. While the Company maintains product quality programs and processes, its warranty obligation is affected by product failure rates and the related corrective costs. If actual product failure rates and/or corrective costs differ from the estimates, the Company revises the estimated warranty liability accordingly.

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2025 and 2024. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At December 31, 2025 and September 30, 2025, the estimated liability for medical claims incurred but not reported was $300,000 and $153,000, respectively. The Company has recorded the deficit of funded premiums over estimated claims incurred but not reported of $300,000 as a current liability in the accompanying consolidated balance sheet.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Concentrations

Major Customers and Products

In the three months ended December 31, 2025, four customers accounted for 22%,17%,11% and 10% of net sales, respectively, although not all the same customers in each year.

In the three months ended December 31, 2024, three customers accounted for 38%, 9% and 8% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended December 31, 2025, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory-related purchases.

For the three months ended December 31, 2024, the Company had one supplier that was individually responsible for greater than 10% of the Company’s total inventory-related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	December 31,	September 30,
	2025	2025
Raw materials	$23,298,705	$22,445,837
Work-in-process	4,545,675	2,295,587
Finished goods	429,418	1,060,757
	$28,273,798	$25,802,181

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2025	2025
A/P Pre-payments	$650,869	$486,763
Prepaid rotables	204,950	204,950
Dues, Services and pre-paid insurance	866,648	418,407
Unamortized debt issuance costs	147,527	147,527
Other	130,868	134,751
	$2,000,862	$1,392,398

Intangible assets and Goodwill

The Company’s intangible assets other than goodwill are as follows:

	As of December 31, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(3,015,790)	9,588,537
Backlog (b)	4,850,000	—	(1,289,494)	3,560,506
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(4,943,569)	$22,952,864

	As of September 30, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreement (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,705,533)	9,898,794
Backlog (b)	4,850,000	—	(970,000)	3,880,000
Licensing and certification rights (c)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(4,313,818)	$23,582,615

(a)	The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	Backlog assets are amortized according to the timing of order fulfillment.

(c)	The licensing and certification rights are amortized over a defined number of units.

Intangible asset amortization expense is amortized as a component of selling, general and administrative expense and was $629,751 and $744,276 for the fiscal quarters ended December 31, 2025 and 2024, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships as of December 31, 2025 is as follows:

Amortization Expense
2026 (nine months remaining)	$2,135,400
2027	3,398,055
2028	1,439,876
2029	1,241,027
2030	1,241,027
Thereafter	3,693,658
Total	$13,149,043

Property and equipment

Property and equipment, net consists of the following:

	December 31,	September 30,
	2025	2025
Computer equipment	$3,184,935	$3,169,835
Furniture and office equipment	998,954	984,205
Buildings and improvements	12,377,133	11,598,890
Equipment other	16,260,070	15,958,271
Land	1,021,245	1,021,245
	33,842,337	32,732,446
Less accumulated depreciation and amortization	(14,323,535)	(13,927,910)
	$19,518,802	$18,804,536

Depreciation and amortization related to property and equipment was $395,624 and $622,799 for the three months ended December 31, 2025 and 2024, respectively.

Other assets

Other assets consist of the following:

	December 31,	September 30,
	2025	2025
Unamortized debt issuance costs and operating lease right-of-use assets	$523,418	$560,603
Other non-current assets	185,268	157,863
	$708,686	$718,466

Other non-current assets as of December 31, 2025 and September 30, 2025 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	December 31,	September 30,
	2025	2025
Warranty	$861,486	730,498
Salary, benefits and payroll taxes	777,690	1,234,246
Inventory in transit	—	1,097,222
Royalties and ERC related expenses	350,484	697,611
Bonus Accruals	502,065	1,972,221
Income tax payable and other	3,745,063	2,430,169
	$6,236,788	8,161,967

Warranty cost and accrual information for the three months ended December 31, 2025 is highlighted below:

Three Months Ending
December 31, 2025
Warranty accrual, beginning of period	$730,498
Accrued expense (Adjustment)	278,000
Warranty cost	(147,012)
Warranty accrual, end of period	$861,486

3. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. The Company is currently evaluating the impact of these provisions which could affect the Company's effective tax rate and deferred tax assets in fiscal year 2026 and future periods.

As a result of the 2017 Tax Cuts and Jobs Act, the Company must amortize amounts paid or incurred for specified research and development expenditures, including software development expenses, ratably over 60 months, beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three months ended December 31, 2025 was 30.8% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses.

The effective tax rate for the three months ended December 31, 2024 was 20.1% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits and certain non-deductible expenses.

4. Shareholders’ Equity and Share-Based Payments

At December 31, 2025, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation,” by using the fair value method for expensing stock options, performance-based equity awards and stock awards.

Total share-based compensation expense was approximately $915,924 and $396,661 for the fiscal quarters ended December 31, 2025 and 2024, respectively. Compensation expense related to share-based awards is recorded as a component of Cost of sales, Research and development expenses and Selling, general and administrative expenses.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of December 31, 2025, there were 1,376,079 shares of common stock available for awards under the 2019 Plan.

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

Fiscal 2025 and 2024 RSU Bonus Grants

On February 19, 2025, the Board authorized grants of 71,754 in RSUs to key employees under the terms and conditions of the 2019 Plan as part of the Company’s initiatives to align employee compensation with Total Shareholder Return. The RSUs vest 50% on the one-year anniversary from date of grant and 50% on the two-year anniversary from date of grant, subject to the terms of the 2019 Plan.

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

During the fiscal year ended September 30, 2025, the Board approved grants of RSUs to both the Chief Executive Officer and the Chief Financial Officer that vest 25% after one year with the remainder vesting quarterly over a three-year period.

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

During the fiscal year ended September 30, 2024, the Board approved grants of RSUs to both our Chief Executive Officer, Chief Financial Officer and the former Chief Financial Officer. Certain RSUs awarded to our Chief Executive Officer vested immediately, with the remainder vesting quarterly over a three-year period. The RSUs awarded to our Chief Financial Officer will vest over a four-year period. The approved grants of the RSUs to our former Chief Financial Officer would have vested over a four-year period. On November 8, 2023, our former Chief Financial Officer, notified the Company of his resignation from all of his positions with the Company, which resulted in the forfeiture of 11,503 RSUs.

As of December 31, 2025, there were 272,392 unvested restricted stock units outstanding under the 2019 Plan.

Market-Based Restricted Stock Units

During the quarter ended December 31, 2024, to better align executive compensation with the Company’s Total Shareholder Return, the Board approved a special one-time grant of 201,000 MSUs to the Company’s Chief Executive Officer under the terms and conditions of the 2019 Plan. The MSUs are restricted stock units containing vesting terms conditional upon the attainment of both 1) continued service to vesting and 2) stock price appreciation targets indexed against the Company’s actual stock price performance over a specified measurement period. Under the terms of the 2019 Plan, no MSUs are eligible for vesting prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Subject to the terms of the 2019 Plan, under the terms of the grant, the MSU will vest as follows:

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

Any MSUs that have not vested on or before the fourth anniversary of the grant date are immediately forfeited. Compensation expense for MSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards using the graded vesting attribution method. Forfeitures are recognized when incurred.

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

For the three months ended December 31, 2025 and 2024, the Company recognized $425,157 and $117,108, respectively of compensation expense related to MSU awards.

On each of February 13, 2025, July 10, 2025 and August 8, 2025, the market performance condition for the first, second and third tranches of 67,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer were met.

On November 20, 2025, the service condition for all 201,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met. Consequently, on November 20, 2025, all 201,000 MSUs vested according to the terms of the 2019 Plan. The unvested compensation expense of $425,157 as of the one-year anniversary date of grant was immediately expensed and recorded as compensation expense in the first fiscal 2026 quarter ended December 31, 2025. Of the 201,000 vested MSUs, 87,917 MSUs were withheld by the Company to cover the recipient’s tax obligations resulting in a net settlement of 113,083 MSU’s converting into Common Stock.

Time Based Stock Options with market-based exercisability conditions

During the three months ended March 31, 2025, in a continuing effort to more closely correlate executive compensation with the Company’s Total Shareholder Return, the Board approved a grant of 72,062 MSOs to the Company’s Chief Executive Officer and 33,259 MSOs to the Company’s Chief Financial Officer under the terms and conditions of the 2019 Plan.

The MSOs are similar to traditional time vested stock options and vest over four years, with 25% vesting on the first anniversary of the grant date, or February 19, 2026, and the remaining shares vesting quarterly at 6.25% on the last business day of May, August, November and February of calendar years two, three and four from the date of grant. However, the MSOs only become exercisable if the Company's share price reaches or exceeds the date of grant closing stock price of $8.59 plus a targeted market threshold of 15%, or $9.88 for 20 consecutive trading days at any time during the four-year vesting period. Once this market threshold is met, the vested shares can be exercised according to the vesting schedule and the terms and conditions set forth in the 2019 Plan.

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

Compensation expense for MSOs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards using the graded vesting attribution method. Forfeitures are recognized when incurred.

The Company estimated the grant-date fair value of the MSOs awards using a Monte Carlo simulation with the following input assumptions:

Number of MSOs granted	105,321
Grant Date	02/18/25
Grant Date Stock Price	$ 8.27
Expected Dividend Rate	0%
Expected Volatility	47%
Weighted average risk-free interest rate	4.29%
Exercise price	$ 8.59
Contractual Term	10 years

Utilizing Monte Carlo simulation, the aggregate MSOs grant date fair value was estimated to be $474,998 with a $4.51 weighted average grant date fair value per option and vesting periods were estimated to be between 1 year and 4 years with a 10 year contractual term.

For the three months ended December 31, 2025 and 2024, the Company recognized $68,831 and $0, respectively of compensation expense related to the MSO awards.

As of December 31, 2025, unrecognized compensation expense of $237,834 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan. During the three months ended December 31, 2025, no MSOs vested or were forfeited.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $302,540 and $206,527 for the three months ended December 31, 2025 and 2024, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $119,395 and $73,026 for the three months ended December 31, 2025 and 2024, respectively.

Total compensation expense associated with the 2019 Plan was $915,924 and $396,661 for the three months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, unrecognized compensation expense of approximately $1,186,845, net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of December 31, 2025, unrecognized compensation expense of approximately $322,289, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

The following table shows share-based compensation expense by line item within our Consolidated Statement of Operations:

	Three Months Ended December 31,
	2025	2024
Cost of sales	$37,542	$21,999
Research and development	54,152	24,963
Selling, general and administrative	824,230	349,699
Total	$915,924	$396,661

5. Earnings Per Share

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income	$4,059,063	$736,192
Denominator:
Basic weighted average shares	17,694,152	17,514,193
Dilutive effect of share-based awards	369,332	69,844
Diluted weighted average shares	18,063,484	17,584,037

Net income per common share:
Basic	$0.23	$0.04
Diluted	$0.22	$0.04

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion, or exercise of all dilutive securities such as employee stock options MSUs and RSUs.

The number of incremental shares from the assumed exercise of time vested stock options , MSOs, and RSUs is calculated by using the treasury stock method. The number of incremental shares from the assumed vesting of MSUs is calculated using the ‘if-converted method.

As of December 31, 2025 and 2024, 109,239 and 0 weighted average outstanding MSUs were included in the three months ended December 31, 2025 and 2024 weighted-average diluted shares calculation, respectively using the if converted method.

As of December 31, 2025 and 2024, there were 361,613 and 361,613 options to purchase common stock outstanding, respectively, and 0 and 201,000 MSUs subject to vesting outstanding, respectively.

As of December 31, 2025 and 2024, there were 272,392 and 204,707 shares of restricted stock units subject to vesting outstanding, respectively. The weighted average outstanding diluted shares calculation excludes time vested options and MSOs with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three months ended December 31, 2025 and 2024, respectively, 0 and 361,613 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

6. Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $33.8 million as of December 31, 2025.

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

7. Related Party Transactions

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associates, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL provides consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. For the three months ended December 31, 2025 and 2024, the Company paid PAL $30,000 and $28,500, respectively.

8. Loan Agreement

On September 30, 2024, in connection with the July 2024 Honeywell Asset Acquisition and the September 2024 Honeywell Agreement, the Company entered into the Loan 2024 Amendment with PNC, which amended certain terms of the Loan Agreement to increase the line of credit with PNC. Concurrently with the Loan 2024 Amendment, the Company entered into (i) the “A&R Revolving Line of Credit Note and (ii) the A&R Rider.

The A&R Revolving Line of Credit Note provided for a senior secured revolving line of credit in an aggregate principal amount of $35 million, with an expiration date of December 19, 2028 (the “Revolving Line of Credit”). The interest rate applicable to loans outstanding under the Revolving Line of Credit was a rate per annum equal to the sum of (A) Daily SOFR (as defined in the A&R Revolving Line of Credit Note) plus (B) an unadjusted spread of the Applicable SOFR Margin plus (C) a SOFR adjustment of ten basis points. The Applicable SOFR Margin ranges from 1.5% to 2.5% depending on the Company’s funded debt to EBITDA ratio as defined in the A&R Revolving Line of Credit Note. The A&R Rider provided for how PNC will make advances to the Company under the A&R Revolving Line of Credit.

On July 18th, 2025, the outstanding balance drawn on the A&R Revolving Line of Credit of $25,342,529 was fully paid.

On July 18, 2025, Innovative Solutions and Support, Inc. (the “Company”), its wholly-owned subsidiary Innovative Solutions and Support, LLC (“Borrower”) and certain domestic subsidiaries entered into a Credit Agreement (the “2025 Credit Agreement”) with J.P. Morgan Chase Bank, N.A. (the “Bank”) and the other lender parties thereto, which Credit Agreement provides for the Bank to extend to the Borrower credit facilities in an aggregate principal amount of up to $100.0 million (the “New Credit Facilities”), consisting of the following:

1)a USD $25,000,000 initial term loan facility (the “Initial Term Loan”),

2)a USD $30,000,000 revolving credit facility (the “Revolving Facility”) and a;

3)a USD $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

The New Credit Facilities replaced the Company’s existing $35 million Amended and Restated Revolving Line of Credit Note in favor of PNC. The New Credit Facilities provide expanded liquidity and improved flexibility, better enabling the Company to execute on its long-term growth strategy and capital allocation priorities, consistent with the Company’s focus on driving long-term value creation for its shareholders.

Loans under the New Credit Facilities bear interest at the Borrower's option at either:

(i)the Alternate Base Rate plus an applicable margin, or

(ii)the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin.

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

The New Credit Facilities mature five years following the date of the initial advance, or July 18, 2030 (the “Maturity Date”). All outstanding balances are due on the Maturity Date.

For the fiscal quarter ended December 31, 2025, the Initial Term Loan had an effective interest rate of 6.8% and no borrowings were drawn on the Revolving Facility and the Delayed Draw Term Loan.

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

On August 18, 2025, the balance of $2,000,000 on the Revolving Facility was paid off. There were no additional borrowings on the Revolving facility as of December 31, 2025.

Delayed Draw Term Loan

The Delayed Draw Term Loan requires quarterly principal payments equal to 2.50% of the original aggregate principal amount commencing with the first scheduled payment date after January 18, 2026, with the remaining balance due on the Maturity Date.

Under the New Term Loan and Revolving Facility, $25,000,000 and $2,000,000, respectively, were immediately drawn and used to pay $25,342,529 as payoff for the A&R Revolving Line of Credit and to pay $631,700 in transaction fees and expenses. The remaining $1,026,237.50 balance was deposited by the Company to the PNC Checking account.

Debt Issuance Costs

For the Initial Term loan, debt issuance costs of $246,148 were capitalized as contra-liabilities and are amortized as interest expense on a basis that approximates the effective interest method over the term of the Initial Term Loan debt. Contra-liabilities are netted against and presented as a direct deduction from the carrying amount of debt. The unamortized balance of the Initial Term loan contra-liabilities as of December 31, 2025 was $220,143.

For the Revolving Facility and the Delayed Draw Term Loan, debt issuance costs of $295,378 and $443,066, respectively were capitalized as assets and are amortized using straight straight-line amortization to interest expense over the terms of the respective debt. The current and non-current capitalized assets related to the Revolving Facility and the Delayed Draw Term Loan are aggregated to Current Other Assets and Non-Current Other Assets on the Consolidated Balance Sheet. The unamortized balances of the Revolving Facility and the Delayed Draw Term Loan included in current and non-current other assets as of December 31, 2025 were $268,378 and $402,567, respectively.

Future borrowings under the Initial Term Loan and Revolving Facility may be used for working capital and general corporate purposes, including permitted acquisitions. The Delayed Draw Term Loan may only be used for permitted acquisitions

Debt Collateral and Covenants

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

The Company was in compliance with all debt covenants as of December 31, 2025.

Commitment Fees

The 2025 Credit Agreement terms include Revolving Facility and Delayed Draw Term Loan Facility commitment fees.

For the three months ended December 31, 2025, unused line of credit fees of $19,167 under the Revolving Facility and $28,750 under the Delayed Draw Term Loan were included in interest expense.

For the fiscal year ended September 30, 2025, unused line of credit fees of $15,194 under the Revolving Facility and $23,438 under the Delayed Draw Term Loan were included in interest expense.

Long-term debt, excluding contra-liabilities, consisted of the following:

	December 31,	September 30,
	2025	2025
Initial Term Loan	$23,750,000	$24,375,000
Less current maturities	2,500,000	2,500,000
Total Long Term Debt	$21,250,000	$21,875,000

As of December 31, 2025, scheduled annual payments based on the maturities of debt are expected to be as follows:

Fiscal year	Annual payments
2026 (Nine months remaining)	$ 1,875,000
2027	2,500,000
2028	2,500,000
2029	2,500,000
2030	14,375,000
Total	$ 23,750,000

* Excludes interest payments payable at each debt reset date

Loan Facilities Availability

As of December 31, 2025, the Company had availability of $30,000,000 under the Revolving Facility and $45,000,000 under the Delayed Draw Term Loan facility.

The Company has the right to request up to $25,000,000 in additional revolving commitments or incremental term loans, subject to lender approval and satisfaction of certain conditions.

9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely”,” “ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IA,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this report may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this report and are not a waiver of rights that may be associated with the relevant trademarks.

All forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Many of the factors that will determine the Company’s future results are beyond the ability of management to control or predict. The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as the following factors:

●	market acceptance of the Company’s ThrustSense® Autothrottle, Vmca Mitigation, flight panel display systems, NextGen Flight Deck and COCKPIT/IP® or other planned products or product enhancements;
●	continued market acceptance of the Company’s air data systems and products;
●	the competitive environment and new product offerings from competitors;
●	difficulties in developing, producing or improving the Company’s planned products or product enhancements;
●	the deferral or termination of programs or contracts for convenience by customers;
●	the ability to service the international market;
●	the availability of government funding;
●	the impact of general economic trends, including tariffs and other trade restrictions, on the Company’s business;
●	disruptions in the Company’s supply chain, customer base and workforce;
●	the ability to gain, drive and sustain regulatory approval, including domestic and international certifications, of products in a timely manner;
●	delays in receiving components from third-party suppliers;
●	the bankruptcy or insolvency of one or more key customers;
●	protection of intellectual property rights, including via securing patents;
●	the ability to respond to technological change;
●	failure to recruit and retain key personnel;
●	risks related to succession planning;
●	a cybersecurity incident;
●	risks related to our self-insurance program;
●	potential future acquisitions and integration of prior and potential future acquisitions;
●	the costs of compliance with present and future laws and regulations;
●	changes in law, including changes to corporate tax laws in the United States and the availability of certain tax credits; and

●	other factors disclosed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Our objective is to also provide discussion of events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides understanding of our financial condition, cash flows and results of operations.

Company Overview

The Company was incorporated in Pennsylvania on February 12, 1988. The Company operates in one business segment as a systems integrator that designs, develops, manufactures, sells and services, air data equipment, engine display systems, standby equipment, primary flight guidance, autothrottles and cockpit display systems for retrofit applications and OEMs. The Company supplies integrated flight management systems, flat panel display systems, flat panel display systems with autothrottle, air data equipment, integrated standby units, integrated standby units with autothrottle and advanced GPS receivers that enable reduced carbon footprint navigation, communication and navigation products and inertial reference units.

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, has positioned the company to deliver cost-effective solutions for the general aviation, commercial air transport, and the DoD and governmental and foreign military markets. This approach, combined with the Company’s deep industry experience across OEMs and platforms is designed to enable the Company to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2025 contains a discussion of these critical accounting policies. See also Note 1 to the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2025 AND 2024

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended December 31,
	2025	2024
Net sales:
Product	62.2%	62.5%
Services	37.8%	37.5%
Total net sales	100.0%	100.0%

Cost of sales:
Product	30.4%	39.2%
Services	15.1%	19.4%
Total cost of sales	45.5%	58.6%

Gross profit	54.5%	41.4%

Operating expenses:
Research and development	6.1%	7.0%
Selling, general and administrative	19.5%	26.0%
Total operating expenses	25.6%	33.0%

Operating income	28.9%	8.4%

Interest expense	(2.3)%	(2.7)%
Interest income	0.0%	0.0%
Other income	0.3%	0.0%

Income before income taxes	26.9%	5.7%

Income tax expense	8.3%	1.2%

Net income	18.6%	4.5%

Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Historically, the Company presented Customer service and Engineering and development contracts Net Sales and Cost of sales separately on the Consolidated Statements of Operations. For the fiscal year ended September 30, 2024, the Company has aggregated these items into one category, “Services.” Consequently, Services revenues and cost of sales primarily comprise Customer Service, EDC and Royalties.

Net sales. Net sales for the three months ended December 31, 2025, increased by 36.5% to $21.8 million, up from net sales of $16.0 million for the three months ended December 31, 2024. The increase in net sales principally reflects an increase of $5.5 million in commercial aftermarket product sales, partially offset by a decrease of $1.5 million in military product sales, primarily due to the transition of the F-16 production into the Exton facility and a decrease of $0.5 million in business aviation. Services sales for the three months ended December 31, 2025, increased $2.3 million, or 37.7%, compared to Services sales for the three months ended December 31, 2024, of $6.0 million. The increase in Services sales primarily reflects growth in service volumes related to the IRUs and radio product lines acquired in 2023 and 2024 of $2.6 million, partially offset by a $0.3 million decrease in legacy customer service revenue.

Cost of sales. Cost of sales was $9.9 million, or 45.5% of Net sales, for the three months ended December 31, 2025 compared to $9.4 million, or 58.6 % of Net sales, for the three months ended December 31, 2024. The increase in cost of sales for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, principally reflects the previously mentioned net sales growth of $2.3 million within services product line and $5.5 million in commercial aftermarket sales while OEM and miliary net sales decreased by $2.0 million. Gross profit was $11.9 million, or 54.5% of Net sales, for the three months ended December 31, 2025 compared to $6.6 million, or 41.4% of Net sales, for the three months ended December 31, 2024.  The increase in gross margin principally reflects the previously mentioned net sales growth, a more favorable product mix within our commercial aftermarket product line, and a higher mix of commercial aftermarket revenue, which by nature has higher gross margins as compared to military and OEM businesses.

Research and development. R&D expense increased $0.2 million, or 19.9%, to $1.3 million for the three months ended December 31, 2025 from $1.1 million for the three months ended December 31, 2024. As a percentage of net sales, R&D expenses decreased to 6.1% of net sales for the three months ended December 31, 2025 from 7.0% of net sales for the three months ended December 31, 2024. The decrease in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional revenues for the three months ended December 31, 2025 compared to the same period last year. For the three months ended December 31, 2025  and 2024, $0.5 million of R&D expense was recharacterized as Cost of sales related to the EDC sales, which was offset by $0.3 million in additional engineering staffing to support the Company’s development programs.

SG&A. SG&A expenses increased $0.1 million or 2.5%, to $4.3 million for the three months ended December 31, 2025 from $4.2 million for the three months ended December 31, 2024. The increase in SG&A expense for the three months ended December 31, 2025 was primarily the result of increases in employee-related costs of $0.5 million, offset by lower professional services fees and other related fees of $0.4 million. As a percentage of Net sales, SG&A expenses were 19.5% for the three months ended December 31, 2025 compared to 26.0% for the three months ended December 31, 2024.

Interest expense. Interest expense was $0.5 million for the three months ended December 31, 2025, an increase of $0.1 million from $0.4 million for the three months ended December 31, 2024. The change was due to a 50 basis point increase in the effective interest rate and approximately $53,000 in amortization of deferred financing fees.

Interest income. Interest income was negligible for the three months ended December 31, 2025 and 2024, respectively.

Other income. Other income was $64,000 for the three months ended December 31, 2025 which was the result of a reduction of a third-party consulting fee compared to $6,000 for the three months ended December 31, 2024.

Income taxes. Income tax expense was $1.8 million for the three months ended December 31, 2025 as compared to income tax expense of $0.2 million for the three months ended December 31, 2024. The effective tax rate for the three months ended December 31, 2025 was 30.8% as compared to 20.1% for the three months ended December 31, 2024. The increase in income tax expense was primarily due to an increase in income before income taxes as well as the unfavorable effects of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses for the three months ended December 31, 2025, compared to the three months ended December 31, 2024.

Net income. As a result of the factors described above, the Company’s net income for the three months ended December 31, 2025 was $4.1 million compared to net income of $0.7 million for the three months ended December 31, 2024. On a fully diluted basis, net income per share was $0.22 for the three months ended December 31, 2025, compared to a net income of $0.04 per for the three months ended December 31, 2024.

Liquidity and Capital Resources

The following table highlights key financial measures of the Company:

	As of	As of
	December 31,	September 30,
	2025	2025
Cash and cash equivalents	$8,285,185	$2,693,595
Accounts receivable	$14,500,225	$12,956,476
Current assets	$58,363,276	$50,727,300
Current liabilities	$19,704,881	$16,661,109
Contract liability	$3,519,331	$2,481,929
Other non-current liabilities	$21,486,203	$22,096,502
Quick ratio (1)	1.16	0.94
Current ratio (2)	2.96	3.04

	Three Months Ended December 31,
	2025	2024
Cash flow activities:
Net cash provided by operating activities	$8,159,592	$1,841,458
Net cash provided by (used in) investing activities	(1,109,890)	(261,364)
Net cash (used in) provided by financing activities	(1,458,112)	(1,514,510)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

The Company’s principal source of liquidity has been cash flows from current period operations and cash accumulated from prior periods’ operations, supplemented with our revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments. The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

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

1)a $25,000,000 initial term loan facility (the “Initial Term Loan”);

2)a $30,000,000 revolving credit facility (the “Revolving Facility”); and

3)a $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

The JPM Facility replaced the A&R Revolving Line of Credit with PNC described below under the heading “Prior Debt Facility.”

See footnote 8. Loan Agreement to the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 included in this Quarterly Report on Form 10-Q for additional disclosures related to the 2025 Credit Agreement.

Stifel Sales Agreement

On September 22, 2023, the Company entered into an at-the-market equity offering Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time through the Sales Agent up to $40 million of shares of its common stock. The shares are offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267595), which was declared effective by the SEC on October 14, 2022 and the accompanying prospectus supplement, dated September 22, 2023. Subject to the terms and conditions of the ATM Sales Agreement, the Sales Agent is required to use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based upon the Company’s instructions. The Company is not obligated to sell any shares under the ATM Sales Agreement, and the Company or the Sales Agent may at any time suspend solicitation and offers under the ATM Sales Agreement or terminate the ATM Sales Agreement. The Company has provided the Sales Agent with customary indemnification rights, and the Sales Agent will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of the shares of the Company’s common stock sold through the Sales Agent. Sales of the shares of the Company’s common stock, if any, under the ATM Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act, including sales made directly on or through Nasdaq or any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law.

During the fiscal years ended September 30, 2024 and September 30, 2025, and during the fiscal quarter ended December 31, 2025, we did not sell any shares of common stock under the ATM Sales Agreement.

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

The Company did not pay cash dividends in fiscal years 2024 or 2025, or in the quarter ended December 31, 2025. The Company intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating activities

Net cash provided by operating activities was $8.2 million for the three months ended December 31, 2025 and consisted primarily of funding from net income of $4.1 million and changes in working capital.

Net cash provided by operating activities was $1.8 million for the three months ended December 31, 2024 and consisted primarily of funding from net income of $0.7 million and changes in working capital.

Investing activities

Net cash used in investing activities was $1.1 million for three months ended December 31, 2025 and consisted of expenditures related to additions and improvements in the Company’s facilities and the purchases of equipment.

Net cash used in investing activities was $0.3 million for the three months ended December 31, 2024 and consisted of expenditures related to additions and improvements in the Company’s facilities and purchases of equipment and computer hardware.

Financing activities

Net cash used in financing activities was $1.5 million for the three months ended December 31, 2025 and consisted of payments against the Company’s line of credit and the tax payments of vested equity award shares withheld for taxes.

Net cash used in financing activities was $1.5 million for the three months ended December 31, 2024 and consisted of payments against the Company’s line of credit.

Summary

Future capital requirements depend upon numerous factors, including market acceptance of the Company’s products, the timing and rate of expansion of business, acquisitions, joint ventures and other factors. IA has experienced increases in expenditures since its inception and anticipates that expenditures will continue in the foreseeable future. The Company believes that its cash and cash equivalents will provide sufficient capital to fund operations for at least the next twelve months. However, the Company may need to develop and introduce new or enhanced products, respond to competitive pressures, invest in or acquire businesses or technologies, or respond to unanticipated requirements or developments. If insufficient funds are available, the Company may not be able to introduce new products or compete effectively.

Backlog

	Three months ended December 31,
	2025	2024
Backlog, beginning of period	$77,428,498	$89,232,576
Plus: bookings during period, net	19,657,212	7,493,086
Less: sales recognized during period	(21,807,083)	(15,968,729)
Backlog, end of period	$75,278,627	$80,756,933

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The backlog includes committed purchases and excludes potential future sole-source production orders from products developed under the Company’s engineering development contracts (“EDC”) programs, including the Pilatus PC-24, the KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs.

At December 31, 2025, our backlog was $75.3 million compared with $80.8 million at December 31, 2024. Backlog is converted into sales in future periods as work is performed or deliveries are made. Our backlog does not include additional future orders that may be received under our current OEM contracts. We expect to recognize approximately 51% of our backlog over the next 12 months and approximately 93% over the next 24 months as revenue, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during the three months ended December 31, 2025 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical +/-1% change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 22, 2025. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form10-K for the fiscal year ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2025.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the quarter December 31, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: February 13, 2026	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)