Form 10-Q
period 2026-03-31
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2026-05-15
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 17,892,747 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$6,764,157	$2,693,595
Accounts receivable	13,188,080	12,956,476
Contract assets	1,655,807	5,320,353
Inventories	28,067,469	25,802,181
Prepaid inventory	—	2,562,297
Prepaid expenses and other current assets	3,541,373	1,392,398

Total current assets	53,216,886	50,727,300

Goodwill	15,773,104	6,703,104
Intangible assets, net	46,944,050	23,582,615
Property and equipment, net	20,722,377	18,804,536
Deferred income taxes	939,192	2,824,132
Other assets	670,833	718,466

Total assets	$138,266,442	$103,360,153

LIABILITIES AND SHAREHOLDERS’ EQUITY	
Current liabilities	
Current portion of long-term debt, net	$5,641,501	$2,438,802
Accounts payable	4,487,502	3,578,411
Accrued expenses	4,128,653	8,161,967
Contract liabilities	2,220,944	2,481,929

Total current liabilities	16,478,600	16,661,109

Long-term debt, net	49,279,407	21,700,005
Other liabilities	396,497	396,497

Total liabilities	66,154,504	38,757,611

Commitments and contingencies (See Note 7)	

Shareholders’ equity	

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,168,575 and 17,970,453 issued at March 31, 2026 and September 30, 2025, respectively	17,829	17,631

Additional paid-in capital	39,767,173	39,751,130
Retained earnings	35,787,908	28,294,753
Treasury stock, at cost, 339,644 shares at March 31, 2026 and at September 30, 2025, respectively	(3,460,972)	(3,460,972)

Total shareholders’ equity	72,111,938	64,602,542

Total liabilities and shareholders’ equity	$138,266,442	$103,360,153

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales:
Product	$14,310,928	$13,180,032	$27,875,059	$23,164,266
Services	8,054,101	8,756,182	16,297,053	14,740,677
Total net sales	22,365,029	21,936,214	44,172,112	37,904,943

Cost of sales:
Product	7,216,013	5,275,918	13,849,386	11,538,608
Services	3,714,031	5,393,073	7,003,471	8,488,655
Total cost of sales	10,930,044	10,668,991	20,852,857	20,027,263

Gross profit	11,434,985	11,267,223	23,319,255	17,877,680

Operating expenses:
Research and development	1,789,348	867,228	3,116,963	1,974,964
Selling, general and administrative	4,702,222	3,415,675	8,966,471	7,574,578
Total operating expenses	6,491,570	4,282,903	12,083,434	9,549,542

Operating income	4,943,415	6,984,320	11,235,821	8,328,138

Interest expense	(508,860)	(387,318)	(1,004,931)	(814,467)
Interest income	3,705	4,628	7,823	9,878
Other income	—	—	64,100	6
Income before income taxes	4,438,260	6,601,630	10,302,813	7,523,555

Income tax expense	1,004,168	1,265,288	2,809,658	1,451,021

Net income	$3,434,092	$5,336,342	$7,493,155	$6,072,534

Net income per common share:
Basic	$0.19	$0.30	$0.42	$0.35
Diluted	$0.19	$0.30	$0.41	$0.34

Weighted average shares outstanding:
Basic	17,801,685	17,548,844	17,747,927	17,531,328
Diluted	18,302,283	17,643,994	18,182,892	17,613,686

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

			Additional									Total
	Common		Paid-In			Retained			Treasury			shareholders’
	Stock		Capital			Earnings			Stock			equity
Balance, September 30, 2025	$17,631			$39,751,130			$28,294,753			$(3,460,972)		$64,602,542

Share-based compensation	—			915,924			—			—		915,924
Issuance of common stock, net of shares withheld for taxes	141			(833,253)			—			—		(833,112)
Net income	—			—			4,059,063			—		4,059,063

Balance, December 31, 2025	$17,772			$39,833,801			$32,353,816			$(3,460,972)		$68,744,417

Share-based compensation	—			496,294			—			—		 496,294
Issuance of common stock, net of shares withheld for taxes	57			(562,922)			—			—		 (562,865)
Net income	—			—			3,434,092			—		3,434,092

Balance, March 31, 2026	$17,829			$39,767,173		~~$~~	35,787,908			$(3,460,972)		$72,111,938

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2024	$17,503	$37,415,031	$12,667,093	$(3,460,972)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$17,539	$37,811,656	$13,403,285	$(3,460,972)	$47,771,508

Share-based compensation	17	405,025	—	—	405,042
Net income	—	—	5,336,342	—	5,336,342

Balance, March 31, 2025	$17,556	$38,216,681	$18,739,627	$(3,460,972)	$53,512,892

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,493,155	$6,072,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,885,116	2,004,641
Share-based compensation	1,412,218	801,703
Amortization of loan fees	106,470	—
Deferred income taxes	1,884,940	(504,329)
(Increase) decrease in:
Accounts receivable	(231,604)	(1,210,605)
Contract assets	3,664,546	(89,313)
Inventories	297,009	(4,590,467)
Prepaid expenses and other current assets	(1,504,893)	(594,459)
Other non-current assets	(26,738)	(12,500)
Increase (decrease) in:
Accounts payable	909,091	2,395,085
Accrued expenses	(2,488,189)	(568,588)
Income taxes payable	(2,689,205)	(965,650)
Contract liabilities	(260,985)	391,312
Net cash provided by operating activities	10,450,931	3,129,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,734,392)	(1,817,015)
Acquisition of businesses	(33,000,000)	—
Net cash used in investing activities	(35,734,392)	(1,817,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt payments	—	(625,678)
Delayed Draw Term Loan proceeds	32,000,000	—
Term Loan principal payments	(1,250,000)	—
Taxes paid related to net share settlement of equity awards	(1,395,977)	—
Net cash provided by (used in) financing activities	29,354,023	(625,678)

Net increase in cash and cash equivalents	4,070,562	686,671
Cash and cash equivalents, beginning of year	2,693,595	538,977

Cash and cash equivalents, end of year	$6,764,157	$1,225,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,617,000	$2,921,000
Cash paid for interest	875,167	767,820

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$2,562,297	$1,530,265
Transfer from prepaid expenses and other current assets to PP&E	$—	$119,647
Transfer from intangible assets to goodwill	$—	$1,490,000
Transfer from prepaid expenses to intangible assets	$—	$275,995

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2025 is derived from the audited financial statements of the Company. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuation of tangible and intangible assets acquired, evaluation of allowances for credit loss accounts, inventory obsolescence, product warranty cost liabilities, income taxes, engineering development contracts (“EDC”) revenue recognition, the useful lives of long-lived assets for depreciation and amortization, the recoverability of long-lived assets, evaluation of goodwill and indefinite-lived intangible assets impairment and contingencies. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated statements of operations in the period they are determined.

Business Combinations

The Company evaluates each of its acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired asset is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired asset includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired asset is a business.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at March 31, 2026 and September 30, 2025 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Accounts Receivable

We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. An allowance for estimated uncollectible accounts is established if uncollectability is considered probable. This value may include an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. When determining uncollectability, we consider historical write-offs by customer, level of past due accounts and economic status of the customers. Write-offs are recorded at the time a customer receivable is deemed uncollectible. The Company had no allowance for credit losses as of fiscal periods ended March 31, 2026 and September 30, 2025, respectively.

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

●Corporate R&D airplane is depreciated over an estimated life of twelve years.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and September 30, 2025, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on March 31, 2026
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$483,662	$—	$—

Fair Value Measurement on September 30, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$484,973	$—	$—

The March 31, 2026 and September 30, 2025 money market funds balance differs from the cash and cash equivalents balance on the condensed consolidated balance sheet due to the timing of sweep transactions within the PNC cash investment accounts.

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

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Product sales revenue is recognized point-in-time when the product is sold and shipped to the customer. Services revenues are recognized over time upon the completion of the identified performance obligations. Historically, the Company has also recognized revenue from EDC contracts over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include material, components and third-party avionics purchased from suppliers, direct labor and overhead costs.

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three and six months ended March 31, 2026 and March 31, 2025, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2025	$5,320,353	$2,481,929
Amount transferred to receivables from contract assets	(4,772,270)	—
Contract asset additions	1,107,724	—
Performance obligations satisfied during the period that were included in the contract liabilities balance at the beginning of the period	—	(2,212,695)
Increases due to invoicing prior to satisfaction of performance obligations	—	1,951,710
March 31, 2026	$1,655,807	$2,220,944

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(754,432)	—
Contract asset additions	843,745	—
Performance obligations satisfied during the period that were included in the contract liabilities balance at the beginning of the period	—	(268,502)
Increases due to invoicing prior to satisfaction of performance obligations	—	659,814
March 31, 2025	$1,769,373	$731,793

* Due to the fact that our fixed price contracts are treated as day-to-day contracts due to the inclusion of termination for convenience clauses, there are no remaining unsatisfied performance obligations at period end to disclose under ASC 606.

The balances for Accounts receivable were $13,188,080 and $12,956,476 for the fiscal periods ended March 31, 2026 and September 30, 2025, respectively.

The balances for Accounts receivable were $13,823,088 and $12,612,482 for the fiscal periods ended March 31, 2025 and September 30, 2024, respectively.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. Time-vested RSU’s are valued as of the closing price of the Company’s stock on date of grant. The Company determines the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. The Company determines the fair value of its Market Stock Unit Awards (“MSUs”) and Market Stock Option Awards (“MSO”) using Monte Carlo Simulation Option pricing models and generally accepted valuation techniques, which require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2025 and 2024. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At March 31, 2026 and September 30, 2025, the estimated liability for medical claims incurred but not reported was $103,000 and $153,000, respectively. The Company has recorded the deficit of funded premiums over estimated claims incurred but not reported of $103,000 as a current liability in the accompanying consolidated balance sheet.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Concentrations

Major Customers and Products

In the three months ended March 31, 2026, four customers accounted for 20%, 16%, 5% and 4% of net sales, respectively.

In the six months ended March 31, 2026, four customers accounted for 19%, 10%, 10% and 7% of net sales, respectively.

In the three months ended March 31, 2025, five customers accounted for 48%, 9%, 5%, 5% and 5% of net sales, respectively.

In the six months ended March 31, 2025, five customers accounted for 44%, 7%, 6%, 5%, and 4% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended March 31, 2026, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory-related purchases.

For the six months ended March 31, 2026, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory-related purchases.

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

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	March 31,	September 30,
	2026	2025
Raw materials	$23,085,330	$22,445,837
Work-in-process	4,092,998	2,295,587
Finished goods	889,141	1,060,757
	$28,067,469	$25,802,181

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	September 30,
	2026	2025
Supplier deposits	640,170	486,763
Prepaid insurance	602,079	183,391
Prepaid income tax	644,082	—
Deferred engineering	234,629	—
Unamortized debt issuance costs	147,527	147,527
Other	1,272,886	574,717
	$3,541,373	$1,392,398

Intangible assets and Goodwill

The Company’s intangible assets other than goodwill are as follows:

	As of March 31, 2026
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreements (a)	$21,290,000	$—	$—	$21,290,000
Customer relationships (a)	21,934,327	—	(3,326,047)	18,608,280
Backlog (b)	8,190,000	—	(1,418,051)	6,771,949
Trade name (c)	260,000	—	—	260,000
Licensing and certification rights (d)	696,506	(44,400)	(638,285)	13,821
Total	$52,370,833	$(44,400)	$(5,382,383)	$46,944,050

	As of September 30, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreements (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,705,533)	9,898,794
Backlog (b)	4,850,000	—	(970,000)	3,880,000
Licensing and certification rights (d)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(4,313,818)	$23,582,615

(a)	The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	Backlog assets are amortized according to the timing of order fulfillment.

(c)	The trade name is amortized over 15 years.

(d)	The licensing and certification rights are amortized over a defined number of units.

Intangible asset amortization expense is amortized as a component of selling, general and administrative expense and was $438,814 and $480,407 for the three months ended March 31, 2026 and 2025, respectively.

Intangible asset amortization expense was $1,068,565 and $1,110,158 for the six months ended March 31, 2026 and 2025, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships, backlog and trade name as of March 31, 2026 is as follows:

Amortization Expense
2026 (six months remaining)	$3,399,086
2027	5,715,555
2028	3,284,876
2029	2,222,694
2030	2,194,360
Thereafter	8,823,658
Total	$25,640,229

Goodwill activity

Goodwill
Balance at September 30, 2025	$6,703,104
Fiscal 2026 Activity:
Business Combination - Honeywell Autopilot Agreement	3,810,000
Business Combination - Honeywell Generators Agreement	3,650,000
Business Combination - Other	1,610,000
Balance at March 31, 2026	$15,773,104

Property and equipment

Property and equipment, net consists of the following:

	March 31,	September 30,
	2026	2025
Computer equipment	$3,443,526	$3,169,835
Corporate R&D airplane	1,187,911	-
Furniture and office equipment	1,042,096	984,205
Buildings and improvements	12,413,913	11,598,890
Equipment other	16,358,147	15,958,271
Land	1,021,245	1,021,245
	35,466,838	32,732,446
Less accumulated depreciation and amortization	(14,744,461)	(13,927,910)
	$20,722,377	$18,804,536

Depreciation and amortization related to property and equipment was $420,927 and $272,390 for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization related to property and equipment was $816,551 and $894,483 for the six months ended March 31, 2026 and 2025, respectively.

Other assets

Other assets consist of the following:

	March 31,	September 30,
	2026	2025
Unamortized debt issuance costs	$486,233	$560,603
Other non-current assets	184,600	157,863
	$670,833	$718,466

Other non-current assets as of March 31, 2026 and September 30, 2025 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	March 31,	September 30,
	2026	2025
Warranty	$953,488	$730,498
Salary, benefits and payroll taxes	1,139,108	1,234,246
Inventory in transit	—	1,097,222
Income tax payable	—	2,045,123
ERC related expenses	—	378,846
Bonus accruals	986,110	1,972,221
Other	1,049,947	703,811
	$4,128,653	$8,161,967

Warranty cost and accrual information for the three and six months ended March 31, 2026 is highlighted below:

	Three Months Ending	Six Months Ending
	March 31, 2026	March 31, 2026
Warranty accrual, beginning of period	$861,486	$730,498
Accrued expense (Adjustment)	188,000	466,000
Warranty cost	(95,998)	(243,010)
Warranty accrual, end of period	$953,488	$953,488

3. Acquisitions

Honeywell Autopilot Agreement

On March 27, 2026, the Company entered into the Honeywell Autopilot Agreement with Honeywell, pursuant to which Honeywell sold, assigned or licensed certain assets related to its general aviation autopilots and nav/com, multifunction display and transponder radios, granted exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its general aviation autopilots and nav/com, multifunction display and transponder radios to repair, overhaul, manufacture, sell, import, export and distribute certain products and granted certain other intellectual property rights to the Company for consideration of $22.0 million in cash.

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The Company financed the Honeywell Autopilot Agreement with borrowings against the Company’s delayed draw term loan. Please see Note 9, “Loan Agreement” for more details.

The allocation of the purchase price was based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the fact that while legal control has occurred, the Company has not yet received physical possession of the prepaid inventory, equipment and intellectual property, and thus these assets will be subject to settlement adjustments upon transfer, which is expected to occur during the transition period, as outlined in the Honeywell Autopilot Agreement. During the measurement period, there may be value ascribed to the fair market value of any inventory and equipment expected to be received which will reduce goodwill. As a result, the purchase price amount for the transaction and the allocation of the preliminary purchase consideration are preliminary estimates, which may be subject to change within the measurement period.

The allocation of the preliminary purchase consideration as of the acquisition date is as follows:

Preliminary
Purchase Price
Allocation
Total consideration	$22,000,000

Intangible assets (a)	18,190,000
Goodwill (b)	3,810,000
Net assets acquired	$22,000,000

(a)	Intangible assets consists of backlog ($1,420,000), customer relationships ($8,360,000), and license agreements ($8,410,000) related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. Backlog assets are amortized according to the timing of order fulfillment. The customer relationships are amortized over 10 years. The license agreements have an indefinite life and is not subject to amortization. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 2, “Supplemental Balance Sheet Disclosures” for further details.

(b)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. During the measurement period, there may be value ascribed to the fair market value of any inventory and equipment expected to be received which will reduce goodwill. The goodwill recognized is primarily attributable to the expected synergies from the Honeywell Autopilot Agreement. Goodwill resulting from the Honeywell Autopilot Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

Transition services agreement

Concurrent with the Honeywell Autopilot Agreement, the Company entered into a transition services agreement with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period.

Honeywell Generators Agreement

On March 28, 2026, the Company entered into the Honeywell Generators Agreement with Honeywell, pursuant to which Honeywell sold, assigned or licensed certain assets related to its electronic generator and generator control unit for the F-15 and 767 tanker/freight platforms, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its electronic generator and generator control unit for the F-15 and 767 tanker/freight platforms to repair, overhaul, manufacture, sell, import, export and distribute certain products to the Company for consideration of $8.0 million in cash.

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The Company financed the Honeywell Generators Agreement with borrowings against the Company’s delayed draw term loan. Please see Note 9, “Loan Agreement” for more details.

The allocation of the purchase price was based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the fact that while legal control has occurred, the Company has not yet received physical possession of the prepaid inventory, equipment and intellectual property, and thus these assets will be subject to settlement adjustments upon transfer, which is expected to occur during the transition period, as outlined in the Honeywell Generators Agreement. During the measurement period, there may be value ascribed to the fair market value of any inventory and equipment expected to be received which will reduce goodwill. As a result, the purchase price amount for the transaction and the allocation of the preliminary purchase consideration are preliminary estimates, which may be subject to change within the measurement period.

The allocation of the preliminary purchase consideration as of the acquisition date is as follows:

Preliminary
Purchase Price
Allocation
Total consideration	$8,000,000

Intangible assets (a)	4,350,000
Goodwill (b)	3,650,000
Net assets acquired	$8,000,000

(a)	Intangible assets consists of backlog ($1,890,000), customer relationships ($800,000), and license agreements ($1,660,000) related to the license rights to use certain Honeywell intellectual property and are recorded at estimated fair values. Backlog assets are amortized according to the timing of order fulfillment. The customer relationships are amortized over 8 years. The license agreements have an indefinite life and is not subject to amortization. The estimated fair value of these license agreements are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 2, “Supplemental Balance Sheet Disclosures” for further details.

(b)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. During the measurement period, there may be value ascribed to the fair market value of any inventory and equipment expected to be received which will reduce goodwill. The goodwill recognized is primarily attributable to the expected synergies from the Honeywell Generators Agreement. Goodwill resulting from the Honeywell Generators Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

Transition services agreement

Concurrent with the Honeywell Generators Agreement, the Company entered into a transition services agreement with Honeywell, at no additional cost, to receive certain transitional services and technical support during the transition service period.

Other

In February 2026, the Company acquired the S-TEC® Model 3100 general aviation fixed wing autopilot product line from Moog (NYSE: MOG.A) for a total purchase consideration of $3.5 million in cash. The purchase price of this acquisition was paid in cash.

The Company determined that the transaction met the definition of a business under ASC 805; therefore, the Company accounted for the transaction as a business combination and applied the acquisition method of accounting

The allocation of the purchase price was based upon certain preliminary valuations and other analyses. The allocation of the purchase price has not been finalized as of the date of this filing due to the fact that while transfer of legal control has occurred, the Company has not yet received physical possession of the intellectual property, and thus these assets will be subject to settlement adjustments upon transfer, which is expected to occur later this year. As a result, the allocation of the preliminary purchase consideration are preliminary estimates, which may be subject to change within the measurement period.

The allocation of the preliminary purchase consideration as of the acquisition date is as follows:

Preliminary
Purchase Price
Allocation
Total consideration	$3,500,000

Intangible assets (a)	1,890,000
Goodwill (b)	3,810,000
Net assets acquired	$1,610,000

(a)	Intangible assets consists of backlog ($30,000), customer relationships ($170,000), trade name ($260,000) and license agreements ($1,430,000) related to the license rights to use certain intellectual property and are recorded at estimated fair values. Backlog assets are amortized according to the timing of order fulfillment. The customer relationships are amortized over 3 years. The trade name is amortized over 15 years. The license agreements have an indefinite life and is not subject to amortization. The estimated fair value of these license agreements and trade name are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 2, “Supplemental Balance Sheet Disclosures” for further details.

(b)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. During the measurement period, there may be value ascribed to the fair market value of any equipment expected to be received which will reduce goodwill. The goodwill recognized is primarily attributable to the expected synergies from the Moog S-TEC® Agreement. Goodwill resulting from the Moog S-TEC® Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

Transition services agreement

Concurrent with the Moog S-TEC® Agreement, the Company entered into a transition services agreement with Moog, at no additional cost, to receive certain transitional services and technical support during the transition service period.

Acquisition and related costs

For the three and six months ended March 31, 2026, the Company incurred acquisition costs of approximately $0.7 million which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Unaudited actual and pro forma information

Since the acquisition date of the transactions, there were insignificant amounts of revenues and net income related to the acquired businesses in the consolidated statements of operations.

The following unaudited pro forma summary presents consolidated information of the Company, including the acquisitions, as if the transaction had occurred on October 1, 2024:

	Six Months Ended March 31,	Six Months Ended March 31,
	2026	2025
Net sales	$50,230,657	$42,160,151
Net income	$8,849,965	$6,218,705

These pro forma results are for illustrative purposes and are not indicative of the actual results of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma information for all periods presented was adjusted to give effect to pro forma events that are directly attributable to the transaction and are factually supportable. The adjustments are based on information available to the Company currently. Accordingly, the adjustments are subject to change, and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

4. Income Taxes

The Company will continue to assess all available evidence during future periods to evaluate any changes to the realization of its deferred tax assets. If the Company were to determine that it would be able to realize additional state deferred tax assets in the future, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic research and development, and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. The Company is currently evaluating the impact of these provisions and thus far the impact to the Company’s effective tax rate in fiscal year 2025 and forward has not been material.

As a result of the 2017 Tax Cuts and Jobs Act, the Company must amortize amounts paid or incurred for specified research and development expenditures, including software development expenses, ratably over 60 months, beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three months ended March 31, 2026 was 22.6% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses.

The effective tax rate for the six months ended March 31, 2026 was 27.3% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses.

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

5. Shareholders’ Equity and Share-Based Payments

At March 31, 2026, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation,” by using the fair value method for expensing stock options, performance-based equity awards and stock awards.

Total share-based compensation expense was approximately $496,294 and $405,042 for the three months ended March 31, 2026 and 2025, respectively. Total share-based compensation expense was approximately $1,412,218 and $801,703 for the six months ended March 31, 2026 and 2025, respectively. Compensation expense related to share-based awards is recorded as a component of cost of sales, research and development expenses and selling, general and administrative expenses.

The following tables show share-based compensation expense by line item within our Consolidated Statement of Operations:

	Three Months Ended March 31,
	2026	2025
Cost of sales	$18,638	$18,261
Research and development	28,340	20,722
Selling, general and administrative	449,316	366,059
Total	$496,294	$405,042

	Six Months Ended March 31,
	2026	2025
Cost of sales	$56,180	$40,260
Research and development	82,493	45,685
Selling, general and administrative	1,273,545	715,758
Total	$1,412,218	$801,703

As of March 31, 2026, unrecognized compensation expense of approximately $3,821,832, net of forfeitures, related to non-vested RSU’s, stock options and market based investment instruments under the 2019 Plan, will be recognized in future periods.

As of March 31, 2026, there were 262,264 unvested restricted stock units, 412,085 unvested non-qualified stock options and 145,753 unvested market based instruments outstanding under the 2019 Plan.

Amended and Restated 2019 Stock-Based Incentive Compensation Plan

The Company’s 2019 Stock-Based Incentive Compensation Plan (as amended, the “2019 Plan”) was approved by the Company’s shareholders at the Company’s Annual Meeting of Shareholders held on April 2, 2019. The 2019 Plan authorizes the grant of stock appreciation rights, restricted stock, options, performance-based equity awards, and other equity-based awards. Options granted under the 2019 Plan may be either “incentive stock options” as defined in Section 422 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, as determined by the Compensation Committee.

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of March 31, 2026, there were 1,188,674 shares of common stock available for awards under the 2019 Plan.

If any award is forfeited, terminates or otherwise is settled for any reason without an actual distribution of shares to the participant, the related shares of common stock subject to such award will again be available for future grant. Any shares tendered by a participant in payment of the exercise price of an option or the tax liability with respect to an award (including, in any case, shares withheld from any such award) will not be available for future grant under the 2019 Plan. If there is any change in the Company’s corporate capitalization, the Compensation Committee must proportionately and equitably adjust the number and kind of shares of common stock which may be issued in connection with future awards, the number and kind of shares of common stock covered by awards then outstanding under the 2019 Plan, the aggregate number and kind of shares of common stock available under the 2019 Plan, any applicable individual limits on the number of shares of common stock available for awards under the 2019 Plan, the exercise or grant price of any award, or if deemed appropriate, make provision for a cash payment with respect to any outstanding award. In addition, the Compensation Committee may make adjustments in the terms and conditions of any awards, including any performance goals, in recognition of unusual or non-recurring events affecting the Company or any subsidiary, or in response to changes in applicable laws, regulations, or accounting principles. New shares are typically issued upon option exercise, MSO exercise, MSU vesting or RSU vesting.

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

Restricted Stock Units and Stock Options

On February 17, 2026, the Board authorized grants of 39,763 in RSUs to key employees under the terms and conditions of the 2019 Plan as part of the Company’s initiatives to align employee compensation with Total Shareholder Return. The RSUs vest 50% on the one-year anniversary from date of grant and 50% on the twenty second month from date of grant, subject to the terms of the 2019 Plan.

On February 18, 2025, the Board authorized grants of 71,754 in RSUs to key employees under the terms and conditions of the 2019 Plan as part of the Company’s initiatives to align employee compensation with Total Shareholder Return. The RSUs vest 50% on the one-year anniversary from date of grant and 50% on the twenty second month from date of grant, subject to the terms of the 2019 Plan.

During the fiscal years ended September 30, 2026 and September 30, 2025, the Board approved grants of RSUs to the non-employee directors on the Board as compensation for their services. Under the terms of the awards, the RSUs will vest on the first anniversary of the grant date. At the time of vesting, the RSUs will be settled in shares of the Company’s common stock at a rate of one share of stock for each unit, provided that, if a director resigns from the Board prior to the vesting date, such director shall only receive a pro rata portion of such award for time served.

During the fiscal year ended September 30, 2026, and September 30, 2025, the Board approved grants of RSUs to both the Chief Executive Officer and the Chief Financial Officer that vest 25% after one year with the remainder vesting quarterly over a three-year period.

During the fiscal year ended September 30, 2026, the Board approved grants of non-qualified stock options to both the Chief Executive Officer and the Chief Financial Officer that vest 25% after one year with the remainder vesting quarterly over a three-year period.

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $271,709 and $207,126 for the three months ended March 31, 2026 and 2025, respectively. The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $574,249 and $413,651 for the six months ended March 31, 2026 and 2025, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $108,294 and $71,438 for the three months ended March 31, 2026 and 2025, respectively. The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $227,689 and $144,464 for the six months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, unrecognized compensation expense of approximately $2,261,940, net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of March 31, 2026, unrecognized compensation expense of approximately $850,853, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

Market-Based Restricted Stock Units

On February 18, 2026, in a continuing effort to more closely correlate executive compensation with the Company’s Total Shareholder Return, the Board approved a grant of 45,455 MSUs to the Company’s Chief Executive Officer and 21,307 MSUs to the Company’s Chief Financial Officer under the terms and conditions of the 2019 Plan. The MSUs are restricted stock units containing vesting terms conditional upon the attainment of both 1) continued service to vesting and 2) stock price appreciation targets indexed against the Company’s stock price performance during a specified measurement period. Under the terms of the 2019 Plan, no MSUs are eligible for vesting prior to the first anniversary of the date of grant of the award, with the exception of accelerated vesting permitted under certain conditions subject to the plan provisions. Subject to the terms of the 2019 Plan, under the terms of the grant, 1/3rd of the MSUs will vest on each of the first, second and third anniversaries of the date of grant (each, a “Time Vesting Date”), provided that no MSUs will vest until and unless the shares of the Company’s common stock have traded at a price equal to or greater than twenty five dollars ($25.00) per share for an average of sixty (60) trading days (the “Stock Price Threshold”). If a MSU would have vested upon a Time Vesting Date, but the Stock Price Threshold was not achieved prior to such Time Vesting Date, the MSU will subsequently vest upon achievement of the Stock Price Threshold.

Any MSUs that have not vested on or before the third anniversary of the grant date are immediately forfeited. Compensation expense for MSUs is recognized on a straight-line basis over the requisite service. Forfeitures are recognized when incurred.

With respect to each MSU that becomes vested in accordance with the terms of the award agreement, the Grantee will be entitled to receive one share of common stock upon the settlement of the MSUs.

The Company estimated both the grant-date fair value of the MSUs and the derived vesting periods using a Monte Carlo simulation with the following input assumptions:

Grant Date	2/18/2026
Grant Date Stock Price	$ 19.83
Expected Dividend Rate	0%
Expected Volatility	59%
Weighted average risk-free interest rate	3.72%
Contractual Term	3 years

Utilizing Monte Carlo simulation, the MSUs grant date fair value was estimated to be $587,500 with a $8.80 grant date fair value per award and the derived vesting periods were estimated to be 1.5 years.

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

On November 20, 2025, the service condition for all 201,000 units of MSUs granted November 20, 2024 to the Company’s Chief Executive Officer was met. Consequently, on November 20, 2025, all 201,000 MSUs vested according to the terms of the 2019 Plan. The unvested compensation expense of $425,157 as of the one-year anniversary date of grant was immediately expensed and recorded as compensation expense for the three months ended December 31, 2025. Of the 201,000 vested MSUs, 87,917 MSUs were withheld by the Company to cover the recipient’s tax obligations resulting in a net settlement of 113,083 MSU’s converting into Common Stock.

For the three months ended March 31, 2026 and 2025, the Company recognized $48,958 and $112,834, respectively, of compensation expense related to MSU awards.

For the six months ended March 31, 2026 and 2025, the Company recognized $474,116 and $229,942, respectively, of compensation expense related to MSU awards.

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

On June 16, 2025, the Company’s closing share price exceeded the $9.88 MSOs targeted market threshold condition for 20 consecutive trading days for the MSOs granted February 18, 2025, thus meeting the market condition for exercisability subject to the vesting schedule and terms and conditions set for in the 2019 Plan. During the three and six months ended March 31, 2026, 26,330 MSOs vested and no MSOs were forfeited.

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

For the three months ended March 31, 2026 and 2025, the Company recognized $67,334 and $13,646, respectively, of compensation expense related to the MSO awards.

For the six months ended March 31, 2026 and 2025, the Company recognized $136,165 and $13,646, respectively, of compensation expense related to the MSO awards.

As of March 31, 2026, unrecognized compensation expense of $170,499 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan.

6. Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$3,434,092	$5,336,342	$7,493,155	$6,072,534
Denominator:
Basic weighted average shares	17,801,685	17,548,844	17,747,927	17,531,328
Dilutive effect of share-based awards	500,598	95,150	434,965	82,358
Diluted weighted average shares	18,302,283	17,643,994	18,182,892	17,613,686

Net income per common share:
Basic	$0.19	$0.30	$0.42	$0.35
Diluted	$0.19	$0.30	$0.41	$0.34

Net income per share is calculated pursuant to ASC Topic 260, “Earnings per Share.” Basic EPS excludes potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion, or exercise of all dilutive securities such as employee stock options, MSUs and RSUs.

The number of incremental shares from the assumed exercise of time vested stock options, MSOs, and RSUs is calculated by using the treasury stock method. The number of incremental shares from the assumed vesting of MSUs is calculated using the “if-converted” method.

As of March 31, 2026 and 2025, 31,897 and 0 weighted average outstanding MSUs were included in the three months ended March 31, 2026 and 2025 weighted-average diluted shares calculation, respectively, using the if converted method. As of March 31, 2026 and 2025, 125,188 and 0 weighted average outstanding MSUs were included in the six months ended March 31, 2026 and 2025 weighted-average diluted shares calculation, respectively, using the if converted method.

As of March 31, 2026 and 2025, there were 412,085 and 433,655 options to purchase common stock outstanding, respectively, and 66,762 and 201,000 MSUs subject to vesting outstanding, respectively.

As of March 31, 2026 and 2025, there were 262,264 and 194,914 shares of restricted stock units subject to vesting outstanding, respectively.

The weighted average outstanding diluted shares calculation excludes time vested options and MSOs with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three months ended March 31, 2026 and 2025, respectively, 24,114 and 136,613 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the six months ended March 31, 2026 and 2025, respectively, 12,057 and 249,113 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

7. Commitments and Contingencies

Purchase Obligations

A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. These amounts primarily comprise open purchase order commitments entered in the ordinary course of business with vendors and subcontractors pertaining to fulfillment of the Company’s current order backlog. The purchase obligations on open purchase orders were $33.6 million as of March 31, 2026.

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

8. Related Party Transactions

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associates, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL provides consulting services in support of the Company’s business development growth into the DoD. The term of the agreement is for one year and in consideration for services the Company will pay PAL a retainer of $9,500 per month. This retainer was subsequently increased to $10,000 per month in October 2025. For the three months ended March 31, 2026 and 2025, the Company paid PAL $30,000 and $28,500, respectively.

For the six months ended March 31, 2026 and 2025, the Company paid PAL $60,000 and $57,000, respectively.

9. Loan Agreement

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

1)a USD $25,000,000 initial term loan facility (the “Initial Term Loan”);

2)a USD $30,000,000 revolving credit facility (the “Revolving Facility”); and

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

For the three and six months ended March 31, 2026, the Initial Term Loan had an effective interest rate of 6.0%, and 6.3%, respectively.

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

There were no borrowings drawn on the Revolving Facility during the three and six months ending March 31, 2026.

Delayed Draw Term Loan

The Delayed Draw Term Loan requires quarterly principal payments equal to 2.50% of the original aggregate principal amount commencing with the first scheduled payment date after January 18, 2026, with the remaining balance due on the Maturity Date.

In March 2026, the Company borrowed $32.0 million of the available Delayed Draw Term Loan facility to finance the Honeywell Autopilot Agreement and the Honeywell Generators Agreement acquisitions.

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

For the Revolving Facility and the Delayed Draw Term Loan, debt issuance costs of $295,378 and $443,066, respectively, were capitalized as assets and are amortized using straight-line amortization to interest expense over the terms of the respective debt. The current and non-current capitalized assets related to the Revolving Facility and the Delayed Draw Term Loan are aggregated to Current Other Assets and Non-Current Other Assets on the Consolidated Balance Sheet. The unamortized balances of the Revolving Facility and the Delayed Draw Term Loan included in current and non-current other assets as of March 31, 2026 were $253,504 and $380,256, respectively.

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

The Company was in compliance with all debt covenants as of March 31, 2026.

Commitment Fees

The 2025 Credit Agreement terms include Revolving Facility and Delayed Draw Term Loan Facility commitment fees.

For the three months ended March 31, 2026, unused line of credit fees of $17,541 under the Revolving Facility and $24,985 under the Delayed Draw Term Loan were included in interest expense.

For the six months ended March 31, 2026, unused line of credit fees of $36,708 under the Revolving Facility and $53,735 under the Delayed Draw Term Loan were included in interest expense.

Long-term debt, excluding contra-liabilities, consisted of the following:

	March 31,	September 30,
	2026	2025
Total Debt	$55,125,000	$24,375,000
Less current maturities (b)	5,700,000	2,500,000
Total Long Term Debt (a)	$49,425,000	$21,875,000
(a)	As of March 31, 2026, Total Long Term Debt comprised $23.1 million of Initial Term Loan and $32.0 million of Delayed Draw Term Loan, respectively
(b)	As of March 31, 2026, Current Maturities of Debt comprised $2.5 million of Initial Term Loan and $3.2 million of Delayed Draw Term Loan, respectively.

As of March 31, 2026, scheduled annual payments based on the maturities of debt are expected to be as follows:

Fiscal year	Annual payments
2026 (Six months remaining)	$ 2,850,000
2027	5,700,000
2028	5,700,000
2029	5,700,000
2030	35,175,000
Total	$ 55,125,000

* Excludes interest payments payable at each debt reset date

Loan Facilities Availability

As of March 31, 2026, the Company had availability of $30,000,000 under the Revolving Facility and $13,000,000 under the Delayed Draw Term Loan facility.

The Company has the right to request up to $25,000,000 in additional revolving commitments or incremental term loans, subject to lender approval and satisfaction of certain conditions.

10. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based largely on current expectations and projections about future events and trends affecting the business, are not guarantees of future performance, and involve a number of risks, uncertainties and assumptions that are difficult to predict. In this report, the words “anticipates,” “believes,” “may,” “will,” “estimates,” “continues,” “intends,” “forecasts,” “expects,” “plans,” “could,” “should,” “would,” “is likely”,” “ projected,” “might,” “potential,” “preliminary,” “provisionally,” and similar expressions, as they relate to the business or to its management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them. Unless the context otherwise requires, all references herein to “IA,” the “Registrant,” the “Company,” “we,” “us” or “our” are to Innovative Solutions and Support, Inc. and its consolidated subsidiaries. ThrustSense® and COCKPIT/IP®, among others, are trademarks of the Company. All other trademarks appearing herein are held by their respective owners. Subsequent use of the Company’s trademarks in this report may occur without the applicable superscript symbol (® or TM) in order to facilitate the readability of this report and are not a waiver of rights that may be associated with the relevant trademarks.

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

In June 2023, the Company entered into an agreement with Honeywell (the “June 2023 Honeywell Agreement”) pursuant to which Honeywell sold, assigned or licensed certain assets related to its inertial, communication and navigation product lines, including a sale of certain inventory, equipment and customer-related documents, an assignment of certain contracts and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its inertial, communication and navigation product lines to repair, overhaul, manufacture, sell, import, export and distribute certain products to the Company for cash consideration of $35.9 million.

In July 2024, the Company entered into an exclusive license agreement and acquired additional key assets for certain communication and navigation product lines from Honeywell (the “July 2024 Honeywell Asset Acquisition”). Total consideration was $4.2 million in cash.

On September 27, 2024, the Company entered into a further agreement with Honeywell (the “September 2024 Honeywell Agreement”), pursuant to which Honeywell sold, assigned or licensed certain assets related to its various generations of military display generators and flight control computers, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its various generations of military display generators and flight control computers to repair, overhaul, manufacture, sell, import, export and distribute certain products to the Company for consideration of $14.2 million in cash.

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

On March 27, 2026, the Company entered into and closed the transactions contemplated by that certain Asset Purchase and License Agreement (the “Honeywell Autopilot Agreement”) with Honeywell. Pursuant to the Autopilot Agreement, Honeywell sold, assigned or licensed certain assets related to its general aviation autopilots and nav/com, multifunction display and transponder radios, granted exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its general aviation autopilots and nav/com, multifunction display and transponder radios to repair, overhaul, manufacture, sell, import, export and distribute certain products and granted certain other intellectual property rights to the Company for consideration of $22.0 million in cash.

On March 28, 2026, the Company entered into and closed the transactions contemplated by that certain Asset Purchase and License Agreement (the “Honeywell Generators Agreement”) with Honeywell. Pursuant to the Generators Agreement, Honeywell sold, assigned or licensed certain assets related to its electronic generator and generator control unit for the F-15 and 767 tanker/freight platforms, including a sale of certain inventory, equipment and customer-related documents; an assignment of certain contracts; and a grant of exclusive and non-exclusive licenses to use certain Honeywell intellectual property related to its electronic generator and generator control unit for the F-15 and 767 tanker/freight platforms to repair, overhaul, manufacture, sell, import, export and distribute certain products to the Company for consideration of $8.0 million in cash.

As a result, the Company anticipates revenues related to the above Honeywell transactions will continue to fluctuate significantly over the next few quarters. The transition of the business from Honeywell to the Company’s facilities will involve certain risks that may adversely impact operational performance and reported results.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2025 contains a discussion of these critical accounting policies. See also Note 1 to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED

MARCH 31, 2026 AND 2025

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales:
Product	64.0%	60.1%	63.1%	61.1%
Services	36.0%	39.9%	36.9%	38.9%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	32.3%	24.1%	31.3%	30.4%
Services	16.6%	24.5%	15.9%	22.4%
Total cost of sales	48.9%	48.6%	47.2%	52.8%

Gross profit	51.1%	51.4%	52.8%	47.2%

Operating expenses:
Research and development	8.0%	4.0%	7.0%	5.2%
Selling, general and administrative	21.0%	15.6%	20.3%	20.0%
Total operating expenses	29.0%	19.6%	27.3%	25.2%

Operating income	22.1%	31.8%	25.5%	22.0%

Interest expense	(2.3)%	(1.8)%	(2.2)%	(2.2)%
Interest income	0.0%	0.0%	0.0%	0.0%
Other income	—%	—%	0.1%	0.0%

Income before income taxes	19.8%	30.0%	23.4%	19.8%

Income tax expense	4.4%	5.7%	6.4%	3.8%

Net income	15.4%	24.3%	17.0%	16.0%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net sales. Net sales for the three months ended March 31, 2026, increased by 2.0% to $22.4 million, up from net sales of $21.9 million for the three months ended March 31, 2025. The increase in net sales principally reflects an increase of $4.3 million in commercial aftermarket product sales and an increase of $1.1 million in business aviation, partially offset by a decrease of $4.4 million in military product sales, primarily due to the transition of F-16 production into the Exton facility. Services sales for the three months ended March 31, 2026, decreased $0.7 million, or 8.0%, compared to Services sales for the three months ended March 31, 2025, of $8.8 million. The decrease in Services sales primarily reflects a decrease in service volumes related to the IRUs and radio product lines acquired in 2023 and 2024 of $0.6 million and a $0.1 million decrease in legacy customer service revenue.

Cost of sales. Cost of sales was $10.9 million, or 48.9% of net sales, for the three months ended March 31, 2026 compared to $10.7 million, or 48.6% of net sales, for the three months ended March 31, 2025. The change in cost of sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 principally reflects product mix, with net sales growth of $4.3 million in commercial aftermarket sales while OEM and military net sales decreased by $4.4 million and net service sales decreased by $0.7 million. Gross profit was $11.4 million, or 51.1% of net sales, for the three months ended March 31, 2026 compared to $11.3 million, or 51.4% of net sales, for the three months ended March 31, 2025. The slight decrease in gross margin principally reflects the higher amortization expense for intangible and other long-term assets, partially offset by improved absorption of fixed costs due to the increase in net sales.

Research and development. R&D expense increased $0.9 million, or 106.3%, to $1.8 million for three months ended March 31, 2026 from $0.9 million for the three months ended March 31, 2025. As a percentage of net sales, R&D expenses increased to 8.0% of net sales for the three months ended March 31, 2026 from 4.0% of net sales for the three months ended March 31, 2025. The increase in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional headcount to support the development of future products. For the three months ended March 31, 2026 and 2025, $0.4 million of R&D expense was recharacterized as cost of sales related to the EDC sales, which was offset by $0.6 million in additional engineering staffing to support the Company’s development programs.

SG&A. SG&A expenses increased $1.3 million or 38.7%, to $4.7 million for the three months ended March 31, 2026 from $3.4 million for the three months ended March 31, 2025. The increase in SG&A expense for the three months ended March 31, 2026 was primarily the result of increases in employee-related costs of $0.7 million, and one-time charges of $0.8 million related to the three acquisitions that closed during the quarter. As a percentage of net sales, SG&A expenses were 21.0% for the three months ended March 31, 2026 compared to 15.6% for the three months ended March 31, 2025.

Interest expense. Interest expense was $0.5 million for the three months ended March 31, 2026, an increase of $0.1 million from $0.4 million for the three months ended March 31, 2025. The change was due to approximately $0.1 million in amortization of deferred financing fees.

Interest income. Interest income was negligible for the three months ended March 31, 2026 and 2025, respectively.

Other income. Other income was $0 for the three months ended March 31, 2026 and $0 for the three months ended March 31, 2025.

Income taxes. Income tax expense was $1.0 million for the three months ended March 31, 2026 compared to income tax expense of $1.3 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 22.5% as compared to 19.2% for the three months ended March 31, 2025. The increases in income tax expense and the effective tax rate were primarily due to the unfavorable effects of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Net income. As a result of the factors described above, the Company’s net income for the three months ended March 31, 2026 was $3.4 million compared to net income of $5.3 million for the three months ended March 31, 2025. On a fully diluted basis, net income per share was $0.19 for the three months ended March 31, 2026, compared to a net income of $0.30 per share for the three months ended March 31, 2025.

Six Months Ended March 31, 2026 Compared to the Six Months Ended March 31, 2025

Net sales. Net sales for the six months ended March 31, 2026, increased by 16.5% to $44.2 million, up from net sales of $37.9 million for the six months ended March 31, 2025. The increase in net sales principally reflects an increase of $9.9 million in commercial aftermarket product sales and an increase of $,0.6 million in business aviation, partially offset by a decrease of $5.9 million in military product sales, primarily due to the transition of F-16 production into the Exton facility. Services sales for the six months ended March 31, 2026, increased $1.6 million, or 10.6% to $16.3 million, compared to Services sales for the six months ended March 31, 2025, of $14.7 million. The increase in Services sales primarily reflects growth in service volumes related to the IRUs and radio product lines acquired in 2023 and 2024 of $1.7 million, partially offset by a $0.1 million decrease in legacy customer service revenue.

Cost of sales. Cost of sales was $20.9 million, or 47.2% of net sales, for the six months ended March 31, 2026 compared to $20.0 million, or 52.8% of net sales, for the six months ended March 31, 2025. The change in cost of sales for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 principally reflects product mix with net sales growth of $9.9 million in commercial aftermarket sales and $0.6 million in business aviation while OEM and military net sales decreased by $5.9 million. Gross profit was $23.3 million, or 52.8% of net sales, for the six months ended March 31, 2026 compared to $17.9 million, or 47.2% of net sales, for the six months ended March 31, 2025. The increase in gross margin principally reflects the previously mentioned net sales growth, a more favorable product mix within our commercial aftermarket product line, and a higher proportion of commercial aftermarket revenue, which by nature has higher gross margins as compared to military and OEM business.

Research and development. R&D expense increased $1.1 million, or 57.8%, to $3.1 million for the six months ended March 31, 2026 from $2.0 million for the six months ended March 31, 2025. As a percentage of net sales, R&D expenses increased to 7.0% of net sales for the six months ended March 31, 2026 from 5.3% of net sales for the six months ended March 31, 2025. The increase in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional headcount to support the development of future products. For the six months ended March 31, 2026 and 2025, $1.0 million of R&D expense was recharacterized as cost of sales related to the EDC sales, which was offset by $0.8 million in additional engineering staffing to support the Company’s development programs.

SG&A. SG&A expenses increased $1.4 million, or 18.4%, to $9.0 million for the six months ended March 31, 2026 from $7.6 million for the six months ended March 31, 2025. The increase in SG&A expense for the six months ended March 31, 2026 was primarily the result of increases in employee-related costs of $1.4 million and an increase in one-time charges of $0.5 million related to three acquisitions that closed during the six months ended March 31, 2026. As a percentage of net sales, SG&A expenses were 20.3% for the six months ended March 31, 2026 compared to 20.0% for the six months ended March 31, 2025.

Interest expense. Interest expense was $1.0 million for the six months ended March 31, 2026, an increase of $0.2 million from $0.8 million for the six months ended March 31, 2025. The change was due to approximately $0.1 million in amortization of deferred financing fees.

Interest income. Interest income was negligible for the six months ended March 31, 2026 and 2025, respectively.

Other income. Other income was negligible for the six months ended March 31, 2026 and 2025, respectively.

Income taxes. Income tax expense was $2.8 million for the six months ended March 31, 2026 as compared to income tax expense of $1.5 million for the six months ended March 31, 2025. The effective tax rate for the six months ended March 31, 2026 was 27.3% as compared to 19.2% for the six months ended March 31, 2025. The increases in income tax expense and the effective tax rate were primarily due to an increase in income before income taxes as well as the unfavorable effects of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses for the six months ended March 31, 2026, compared to the six months ended March 31, 2025.

Net income. As a result of the factors described above, the Company’s net income for the six months ended March 31, 2026 was $7.5 million compared to net income of $6.1 million for the six months ended March 31, 2025. On a fully diluted basis, net income per share was $0.42 for the six months ended March 31, 2026, compared to a net income of $0.34 per share for the six months ended March 31, 2025.

Liquidity and Capital Resources

The following table highlights key financial measures of the Company:

	As of	As of
	March 31,	September 30,
	2026	2025
Cash and cash equivalents	$6,764,157	$2,693,595
Accounts receivable	$13,188,080	$12,956,476
Current assets	$53,216,886	$50,727,300
Current liabilities	$16,478,600	$16,661,109
Contract liabilities	$2,220,944	$2,481,929
Other non-current liabilities	$49,675,904	$22,096,502
Quick ratio (1)	1.21	0.94
Current ratio (2)	3.23	3.04

	Six Months Ended March 31,
	2026	2025
Cash flow activities:
Net cash provided by operating activities	$10,450,931	$3,129,364
Net cash used in investing activities	(35,734,392)	(1,817,015)
Net cash provided by (used in) financing activities	29,354,023	(625,678)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

The Company’s principal source of liquidity has been cash flows from current period operations and cash accumulated from prior periods’ operations, supplemented with our revolving credit facility. Cash is used principally to finance inventory, accounts receivable, contract assets, payroll, debt service and acquisitions, as well as the Company’s known contractual and other commitments. The Company’s existing cash balances and anticipated cash flows from operations, together with borrowings under our revolving credit facility, are expected to be adequate to satisfy the Company’s liquidity needs for at least the next 12 months. Apart from what has been disclosed in this Management’s Discussion and Analysis and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, management is not aware of any trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.

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

1)a $25,000,000 initial term loan facility (the “Initial Term Loan”);

2)a $30,000,000 revolving credit facility (the “Revolving Facility”); and

3)a $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

See footnote 9. Loan Agreement to the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026 included in this Quarterly Report on Form 10-Q for additional disclosures related to the 2025 Credit Agreement.

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

During the fiscal years ended September 30, 2024 and September 30, 2025, and during the three and six months ended March 31, 2026, we did not sell any shares of common stock under the ATM Sales Agreement.

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

The Company did not pay cash dividends in fiscal years 2024 or 2025, or in the three and six months ended March 31, 2026. The Company currently intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating activities

Net cash provided by operating activities was $10.5 million for the six months ended March 31, 2026 and consisted primarily of funding from net income of $7.5 million and changes in working capital.

Net cash provided by operating activities was $3.1 million for the six months ended March 31, 2025 and consisted primarily of funding from net income of $6.1 million and changes in working capital.

Investing activities

Net cash used in investing activities was $35.7 million for six months ended March 31, 2026 and was primarily due to the $22.0 million acquisition for the Honeywell Autopilot Agreement, $8.0 million for the Honeywell Generators Agreement and $3.5 for the S-TEC® acquisition. In addition, the Company spent $1.3 million for the purchase of an Eclipse business jet for research and development and $1.4 million for additions and improvements in the Company’s facilities and the purchases of equipment.

Net cash used in investing activities was $1.8 million for the six months ended March 31, 2025 and consisted of expenditures related to additions and improvements in the Company’s facilities and purchases of equipment and computer hardware.

Financing activities

Net cash provided by financing activities was $29.3 million for the six months ended March 31, 2026 and consisted of proceeds of $32.0 million from the delayed draw term loan to fund acquisitions offset by payments against the Company’s term loan of $1.3 million and $1.4 million for the tax payments of vested equity award shares withheld for taxes.

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

Backlog

	Three Months Ended	Six Months Ended
	March 31, 2026
Backlog, beginning of period	$75,278,627	$77,428,498
Plus: bookings during period, net	24,676,380	44,333,592
Plus: acquired through acquisition	9,386,136	9,386,136
Less: sales recognized during period	(22,365,029)	(44,172,112)
Backlog, end of period	$86,976,114	$86,976,114

Backlog represents the value of contracts and purchase orders, less the revenue recognized to date on those contracts and purchase orders. The backlog includes committed purchases and excludes potential future sole-source production orders under our current OEM contracts, including the Pilatus PC-24, the Boeing KC-46A and the Textron King Air 360 and King Air 260 ThrustSense® Autothrottle programs.

At March 31, 2026, our backlog was $87.0 million compared with $77.4 million at September 30, 2025. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 67% of our backlog over the next 12 months and approximately 97% over the next 24 months as revenue, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during the three and six months ended March 31, 2026 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical +/-1% change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the three and six months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three and six months ended March 31, 2026.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three and six months ended March 31, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended March 31, 2026, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

(a) Exhibits

2.1*	Asset Purchase and License Agreement, dated March 27, 2026, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (1)

2.2*	Asset Purchase and License Agreement, dated March 28, 2026, by and between Innovative Solutions and Support, Inc., and Honeywell International Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1**	Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2026.

(2) Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2026.

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

** This certification is not deemed filed with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: May 15, 2026	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)