Form 10-Q
period 2026-06-30
INNOVATIVE SOLUTIONS & SUPPORT INC
filed 2026-08-13
CIK 836690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 17,899,173 shares of the Registrant’s Common Stock, with par value of $0.001 per share, outstanding.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

FORM 10-Q June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1- Financial Statements

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	September 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$10,694,977	$2,693,595
Accounts receivable	15,984,217	12,956,476
Contract assets	1,735,266	5,320,353
Inventories	32,084,294	25,802,181
Prepaid inventory	—	2,562,297
Prepaid expenses and other current assets	3,931,931	1,392,398

Total current assets	64,430,685	50,727,300

Goodwill	15,773,104	6,703,104
Intangible assets, net	46,032,372	23,582,615
Property and equipment, net	20,682,675	18,804,536
Deferred income taxes	452,070	2,824,132
Other assets	586,248	718,466

Total assets	$147,957,154	$103,360,153

LIABILITIES AND SHAREHOLDERS’ EQUITY	
Current liabilities	
Current portion of long-term debt, net	$5,642,850	$2,438,802
Accounts payable	9,816,404	3,578,411
Accrued expenses	4,863,119	8,161,967
Contract liabilities	1,371,909	2,481,929

Total current liabilities	21,694,282	16,661,109

Long-term debt, net	48,669,107	21,700,005
Other liabilities	396,497	396,497

Total liabilities	70,759,886	38,757,611

Commitments and contingencies (See Note 7)	

Shareholders’ equity	

Preferred stock, 10,000,000 shares authorized, $.001 par value, of which 200,000 shares are authorized as Class A Convertible stock. No shares issued and outstanding at June 30, 2026 and September 30, 2025	—	—

Common stock, $.001 par value: 75,000,000 shares authorized, 18,237,353 and 17,970,453 issued at June 30, 2026 and September 30, 2025, respectively	17,898	17,631

Additional paid-in capital	40,363,111	39,751,130
Retained earnings	40,277,231	28,294,753
Treasury stock, at cost, 339,644 shares at June 30, 2026 and at September 30, 2025, respectively	(3,460,972)	(3,460,972)

Total shareholders’ equity	77,197,268	64,602,542

Total liabilities and shareholders’ equity	$147,957,154	$103,360,153

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Product	$17,516,767	$16,601,648	$45,391,826	$39,765,914
Services	9,215,214	7,543,184	25,512,267	22,283,861
Total net sales	26,731,981	24,144,832	70,904,093	62,049,775

Cost of sales:
Product	8,587,572	11,548,790	22,436,958	23,087,398
Services	4,336,843	4,013,807	11,340,314	12,502,462
Total cost of sales	12,924,415	15,562,597	33,777,272	35,589,860

Gross profit	13,807,566	8,582,235	37,126,821	26,459,915

Operating expenses:
Research and development	1,877,680	916,829	4,994,643	2,891,793
Selling, general and administrative	5,901,260	4,151,074	14,867,731	11,725,652
Total operating expenses	7,778,940	5,067,903	19,862,374	14,617,445

Operating income	6,028,626	3,514,332	17,264,447	11,842,470

Interest expense	(1,017,073)	(407,459)	(2,022,004)	(1,221,926)
Interest income	5,585	4,623	13,408	14,501
Other income	—	—	64,100	6
Income before income taxes	5,017,138	3,111,496	15,319,951	10,635,051

Income tax expense	527,815	667,682	3,337,473	2,118,703

Net income	$4,489,323	$2,443,814	$11,982,478	$8,516,348

Net income per common share:
Basic	$0.25	$0.14	$0.67	$0.49
Diluted	$0.25	$0.14	$0.66	$0.48

Weighted average shares outstanding:
Basic	17,883,090	17,601,814	17,792,981	17,554,824
Diluted	18,270,332	17,835,748	18,212,038	17,709,795

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

			Additional									Total
	Common		Paid-In			Retained			Treasury			shareholders’
	Stock		Capital			Earnings			Stock			equity
Balance, September 30, 2025	$17,631			$39,751,130			$28,294,753			$(3,460,972)			$64,602,542

Share-based compensation	—			915,924			—			—			915,924
Issuance of common stock, net of shares withheld for taxes	141			(833,253)			—			—			(833,112)
Net income	—			—			4,059,063			—			4,059,063

Balance, December 31, 2025	$17,772			$39,833,801			$32,353,816			$(3,460,972)			$68,744,417

Share-based compensation	—			496,294			—			—			496,294
Issuance of common stock, net of shares withheld for taxes	57			(562,922)			—			—			(562,865)
Net income	—			—			3,434,092			—			3,434,092

Balance, March 31, 2026	$17,829			$39,767,173			$35,787,908			$(3,460,972)			$72,111,938

Share-based compensation	—			654,471			—			—			654,471
Issuance of common stock, net of shares withheld for taxes	69			(58,533)			—			—			(58,464)
Net income	—			—			4,489,323			—			4,489,323

Balance, June 30, 2026	$17,898			$40,363,111			$40,277,231			$(3,460,972)			$77,197,268

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, September 30, 2024	$17,503	$37,415,031	$12,667,093	$(3,460,972)	$46,638,655

Share-based compensation	36	396,625	—	—	396,661
Net income	—	—	736,192	—	736,192

Balance, December 31, 2024	$17,539	$37,811,656	$13,403,285	$(3,460,972)	$47,771,508

Share-based compensation	17	405,025	—	—	405,042
Net income	—	—	5,336,342	—	5,336,342

Balance, March 31, 2025	$17,556	$38,216,681	$18,739,627	$(3,460,972)	$53,512,892

Share-based compensation	64	832,056	—	—	832,120
Net income	—	—	2,443,814	—	2,443,814

Balance, June 30, 2025	$17,620	$39,048,737	$21,183,441	$(3,460,972)	$56,788,826

See accompanying notes to the unaudited condensed consolidated financial statements.

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,982,478	$8,516,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,238,285	2,825,051
Share-based compensation	2,066,689	1,633,823
Amortization of loan fees	159,705	—
Deferred income taxes	2,372,062	(950,618)
(Increase) decrease in:
Accounts receivable	(3,027,741)	1,076,229
Contract assets	3,585,087	544,389
Inventories	(3,646,091)	(5,902,159)
Prepaid expenses and other current assets	(886,145)	(1,177,053)
Other non-current assets	20,663	(244,775)
Increase (decrease) in:
Accounts payable	6,237,993	2,793,712
Accrued expenses	(1,753,724)	(325,020)
Income taxes payable	(3,698,512)	(642,779)
Contract liabilities	(1,110,020)	2,189,052
Net cash provided by operating activities	15,540,729	10,336,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,209,906)	(5,504,928)
Acquisition of businesses	(33,000,000)	—
Net cash used in investing activities	(36,209,906)	(5,504,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Delayed Draw Term Loan proceeds	32,000,000	—
Repayments of line of credit note	—	(4,768,490)
Term Loan principal payments	(1,875,000)	—
Taxes paid related to net share settlement of equity awards	(1,454,441)	—
Net cash provided by (used in) financing activities	28,670,559	(4,768,490)

Net increase in cash and cash equivalents	8,001,382	62,782
Cash and cash equivalents, beginning of year	2,693,595	538,977

Cash and cash equivalents, end of year	$10,694,977	$601,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,667,000	$3,712,100
Cash paid for interest	1,512,560	1,187,398

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Transfer from prepaid inventory to inventory	$2,562,297	$2,088,125
Transfer from prepaid expenses and other current assets to PP&E	$—	$119,647
Transfer from other assets to PP&E	$—	$318,534
Transfer from intangible assets to goodwill	$—	$1,490,000
Transfer from prepaid expenses to intangible assets	$—	$275,995

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the results for the interim periods presented. The condensed consolidated balance sheet as of September 30, 2025 is derived from the audited financial statements of the Company. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 which cannot be determined at this time. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Cash and Cash Equivalents

Highly liquid investments, purchased with an original maturity of three months or less, are classified as cash equivalents. Cash equivalents at June 30, 2026 and September 30, 2025 consist of cash on deposit and cash invested in money market funds with financial institutions. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Accounts Receivable

We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. An allowance for estimated uncollectible accounts is established if uncollectability is considered probable. This value may include an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. When determining uncollectability, we consider historical write-offs by customer, level of past due accounts and economic status of the customers. Write-offs are recorded at the time a customer receivable is deemed uncollectible. The Company had no allowance for credit losses as of fiscal periods ended June 30, 2026 and September 30, 2025, respectively.

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

Financial Instruments

The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. By entering into receive-variable, pay-fixed interest rate swaps, the Company limits its exposure to changes in variable interest rates. The Company is exposed to credit-related losses in the event of non-performance by the counterparty to the interest rate swaps. However, the currently existing swap was initiated after the quarter ending June 30, 2026, therefore no credit risk associated with the swap existed as of or prior to that date. Interest rate differentials paid or received on the swaps are recognized as adjustments to interest expense in the period earned or incurred. The Company formally documents all hedging relationships, if applicable, and assesses hedge effectiveness both at inception and on an ongoing basis. Interest rate swaps that qualify for hedge accounting are recorded at fair value in the accompanying consolidated balance sheets as a component of “other liabilities”. Changes in the fair value of interest rate swaps are recorded in “accumulated other comprehensive income (loss)”, net of tax, in the accompanying condensed consolidated financial statements.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and September 30, 2025, according to the valuation techniques the Company used to determine their fair values.

Fair Value Measurement on June 30, 2026
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$470,691	$—	$—

Fair Value Measurement on September 30, 2025
	Quoted Price in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents:
Money market funds	$484,973	$—	$—

Interest Rate Swaps

The Company utilizes interest rate swaps designated as cash flow hedges to manage exposure to variability in interest payments on its variable-rate debt. The fair value of these instruments represents the amount at which the swaps could be settled in an orderly transaction. This value is based on estimates derived from a quantitative regression analysis using Level 2 inputs, and is validated through comparisons with estimates provided by counterparties. Fair value measurements incorporate credit valuation adjustments to reflect the potential nonperformance or credit risk of both the Company and its counterparties.

Derivative Financial Instruments

On June 30, 2026, we entered into a $53.7 million interest rate swap agreement. This interest rate swap is used to manage the risk associated with interest rate fluctuations on our $53.7 million variable rate term loans. Under this agreement, we pay interest to financial institutions at a fixed rate of 4.057 percent. In exchange, the financial institutions pay us at a variable rate, which approximates the variable rate on the debt, excluding the credit spread. These swaps qualify for hedge accounting treatment pursuant to ASC 815, Derivatives and Hedging. This swap expires in July 2030. While this interest rate swap is intended to mitigate the impact of rising interest rates on our variable rate indebtedness, it does not fully eliminate interest rate risk. Additionally, the fair value of the swap is subject to fluctuation based on changes in interest rates and market conditions, and any changes to interest rates and market conditions may adversely impact our results of operations, financial condition, and cash flows.

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

The Company’s contract with its customers typically is in the form of a purchase order issued to the Company by its customers and, to a lesser degree, in the form of a purchase order issued in connection with a formal contract executed with a customer. In addition, the Company enters into fixed-price contracts, in which the Company agrees to perform the specified work for a pre-determined price. The contractual terms of the fixed price contracts are usually long-term, however they often contain a termination for convenience clause that results in us treating these contracts as day-to-day under ASC 606. To the extent our actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. For the purpose of accounting for revenue under ASC 606, a contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

The impact of adjustments in contract estimates on our operating earnings is typically reflected in consolidated revenues. There were no material contract estimate adjustments to our condensed consolidated financial statements for the three and nine months ended June 30, 2026 and June 30, 2025, respectively.

Contract Balances

Contract assets consist of the right to consideration in exchange for product offerings that we have transferred to a customer under the contract. Contract liabilities primarily relate to consideration received in advance of performance under the contract. The following table reflects the Company’s contract assets and contract liabilities:

	Contract	Contract
	Assets	Liabilities
September 30, 2025	$5,320,353	$2,481,929
Amount transferred to receivables from contract assets	(5,039,611)	—
Contract asset additions	1,454,524	—
Performance obligations satisfied during the period that were included in the contract liabilities balance at the beginning of the period	—	(2,237,295)
Increases due to invoicing prior to satisfaction of performance obligations	—	1,127,275
June 30, 2026	$1,735,266	$1,371,909

	Contract	Contract
	Assets	Liabilities
September 30, 2024	$1,680,060	$340,481
Amount transferred to receivables from contract assets	(1,285,317)	—
Contract asset additions	740,928	—
Performance obligations satisfied during the period that were included in the contract liabilities balance at the beginning of the period	—	(280,322)
Increases due to invoicing prior to satisfaction of performance obligations	—	2,469,374
June 30, 2025	$1,135,671	$2,529,533

Due to the fact that our fixed price contracts are treated as day-to-day contracts due to the inclusion of termination for convenience clauses, there are no remaining unsatisfied performance obligations at period end to disclose under ASC 606. The balances for Accounts receivable were $15,984,217 and $12,956,476 for the fiscal periods ended June 30, 2026 and September 30, 2025, respectively. The balances for Accounts receivable were $11,536,254 and $12,612,482 for the fiscal periods ended June 30, 2025 and September 30, 2024, respectively.

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

Accordingly, adoption of ASC Topic 718’s fair value method results in recording compensation costs under the Company’s stock-based compensation plans. Time-vested RSU’s are valued as of the closing price of the Company’s stock on date of grant. The Company determines the fair value of its stock option awards at the date of grant using the Black-Scholes option pricing model. The Company determines the fair value of its Market Stock Unit Awards (“MSU”) and Market Stock Option Awards (“MSO”) using Monte Carlo Simulation Option pricing models and generally accepted valuation techniques, which require management to make assumptions and to apply judgment to determine the fair value of its awards. These assumptions and judgments include estimating future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Changes in these assumptions can materially affect fair value estimates. The Company does not believe that a reasonable likelihood exists that there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with the Company’s estimates or assumptions, the Company would adjust its estimates. Such adjustments could have a material impact on the Company’s financial position.

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

Self-Insurance Reserves

Since January 1, 2014, the Company has self-insured a significant portion of its employee medical insurance. The Company maintains a stop-loss insurance policy that limits its losses both on a per employee basis and an aggregate basis. Liabilities associated with the risks that are retained by the Company are estimated based upon actuarial assumptions such as historical claims experience and demographic factors. The Company estimated the total medical claims incurred but not reported, and the Company believes that it has adequate reserves for these claims at September 30, 2025 and 2024. However, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions. At June 30, 2026 and September 30, 2025, the estimated liability for medical claims incurred but not reported was $103,000 and $153,000, respectively. The Company has recorded the deficit of funded premiums over estimated claims incurred but not reported of $103,000 as a current liability in the accompanying consolidated balance sheet.

Treasury Stock

We account for treasury stock purchased under the cost method and include treasury stock as a component of shareholders’ equity. Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to common stock.

Concentrations

Major Customers and Products

In the three months ended June 30, 2026, four customers accounted for 21%, 10%, 8% and 6% of net sales, respectively.

In the nine months ended June 30, 2026, five customers accounted for 20%, 9%, 7%, 6% and 6% of net sales, respectively.

In the three months ended June 30, 2025, two customers accounted for 52% and 8% of net sales, respectively.

In the nine months ended June 30, 2025, three customers accounted for 47%, 7% and 5% of net sales, respectively.

Major Suppliers

The Company buys several of its components from sole source suppliers. Although there are a limited number of suppliers of particular components, management believes other suppliers could provide similar components on comparable terms.

For the three months ended June 30, 2026, the Company had two suppliers that were individually responsible for greater than 10% of the Company’s total inventory-related purchases.

For the nine months ended June 30, 2026, the Company had three suppliers that were individually responsible for greater than 10% of the Company’s total inventory-related purchases.

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

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements but does not anticipate it having a major impact.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (CODM), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. For all public business entities, ASU 2023-07 was effective for annual periods beginning after December 31, 2023 and interim periods with fiscal years beginning after December 15, 2024, early adoption is permitted. The Company evaluated and adopted this guidance in the fiscal year ended September 30, 2025. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

2. Supplemental Balance Sheet Disclosures

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, net of write-downs for excess and obsolete inventory and consist of the following:

	June 30,	September 30,
	2026	2025
Raw materials	$25,672,948	$22,445,837
Work-in-process	5,517,951	2,295,587
Finished goods	893,395	1,060,757
	$32,084,294	$25,802,181

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	September 30,
	2026	2025
Supplier deposits	649,416	486,763
Prepaid insurance and services	520,719	418,406
Prepaid income tax	1,653,389	—
Deferred engineering	279,527	—
Other receivable	357,230	—
Unamortized debt issuance costs	147,527	147,527
Other	324,123	339,702
	$3,931,931	$1,392,398

Intangible assets and Goodwill

The Company’s intangible assets other than goodwill are as follows:

	As of June 30, 2026
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreements (a)	$21,290,000	$—	$—	$21,290,000
Customer relationships (a)	21,934,327	—	(3,650,470)	18,283,857
Backlog (b)	8,190,000	—	(2,000,973)	6,189,027
Trade name (c)	260,000	—	(4,333)	255,667
Licensing and certification rights (d)	696,506	(44,400)	(638,285)	13,821
Total	$52,370,833	$(44,400)	$(6,294,061)	$46,032,372

	As of September 30, 2025
	Gross Carrying	Accumulated	Accumulated	Net Carrying
	Value	Impairment	Amortization	Value
License agreements (a)	$9,790,000	$—	$—	$9,790,000
Customer relationships (a)	12,604,327	—	(2,705,533)	9,898,794
Backlog (b)	4,850,000	—	(970,000)	3,880,000
Licensing and certification rights (d)	696,506	(44,400)	(638,285)	13,821
Total	$27,940,833	$(44,400)	$(4,313,818)	$23,582,615

(a)	The license agreements have an indefinite life and are not subject to amortization; the customer relationships have an estimated weighted average life of ten years.

(b)	Backlog assets are amortized according to the timing of order fulfillment.

(c)	The trade name is amortized over 15 years.

(d)	The licensing and certification rights are amortized over a defined number of units.

Intangible asset amortization expense is amortized as a component of selling, general and administrative expense and was $911,678 and $552,757 for the three months ended June 30, 2026 and 2025, respectively.

Intangible asset amortization expense was $1,980,243 and $1,662,915 for the nine months ended June 30, 2026 and 2025, respectively.

The timing of future amortization expense is not determinable for the licensing and certification rights because they are amortized over a defined number of units. The expected future amortization expense related to the customer relationships, backlog and trade name as of June 30, 2026 is as follows:

Amortization Expense
2026 (three months remaining)	$1,392,158
2027	5,935,555
2028	3,459,201
2029	2,714,618
2030	2,194,361
Thereafter	9,032,658
Total	$24,728,551

Goodwill activity

Goodwill
Balance at September 30, 2025	$6,703,104
Fiscal 2026 Activity:
Business Combination - Honeywell Autopilot Agreement	3,810,000
Business Combination - Honeywell Generators Agreement	3,650,000
Business Combination - Other	1,610,000
Balance at June 30, 2026	$15,773,104

Property and equipment

Property and equipment, net consists of the following:

	June 30,	September 30,
	2026	2025
Computer equipment	$3,555,949	$3,169,835
Corporate R&D airplane	1,187,911	-
Furniture and office equipment	1,042,096	984,205
Buildings and improvements	12,527,693	11,598,890
Equipment other	16,496,658	15,958,271
Land	1,021,246	1,021,245
	35,831,553	32,732,446
Less accumulated depreciation and amortization	(15,148,878)	(13,927,910)
	$20,682,675	$18,804,536

Depreciation and amortization related to property and equipment was $441,491 and $267,653 for the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization related to property and equipment was $1,258,042 and $1,162,136 for the nine months ended June 30, 2026 and 2025, respectively.

Other assets

Other assets consist of the following:

	June 30,	September 30,
	2026	2025
Unamortized debt issuance costs	$449,048	$560,603
Other non-current assets	137,200	157,863
	$586,248	$718,466

Other non-current assets as of June 30, 2026 and September 30, 2025 consists primarily of deposits for medical claims required under the Company’s medical plan.

Accrued expenses

Accrued expenses consist of the following:

	June 30,	September 30,
	2026	2025
Warranty	$1,008,343	$730,498
Salary, benefits and payroll taxes	967,766	1,234,246
Inventory in transit	—	1,097,222
Income tax payable	—	2,045,123
ERC related expenses	—	378,846
Bonus accruals	1,577,776	1,972,221
Other	1,309,234	703,811
	$4,863,119	$8,161,967

Warranty cost and accrual information for the three and nine months ended June 30, 2026 is highlighted below:

	Three Months Ending	Nine Months Ending
	June 30, 2026	June 30, 2026
Warranty accrual, beginning of period	$953,488	$730,498
Accrued expense (adjustment)	137,000	603,000
Warranty cost	(82,145)	(325,155)
Warranty accrual, end of period	$1,008,343	$1,008,343

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

The allocation of the preliminary purchase consideration as of the acquisition date is as follows:

Preliminary
Purchase Price
Allocation
Total consideration	$3,500,000

Intangible assets (a)	1,890,000
Goodwill (b)	1,610,000
Net assets acquired	$3,500,000

(a)	Intangible assets consists of backlog ($30,000), customer relationships ($170,000), trade name ($260,000) and license agreements ($1,430,000) related to the license rights to use certain intellectual property and are recorded at estimated fair values. Backlog assets are amortized according to the timing of order fulfillment. The customer relationships are amortized over 3 years. The trade name is amortized over 15 years. The license agreements have an indefinite life and is not subject to amortization. The estimated fair value of these license agreements and trade name are based on a variation of the income valuation approach and are determined using the relief from royalty method. The estimated fair value of the backlog and customer relationships are based on a variation of the income valuation approach known as the multi-period excess earnings method. Refer to Note 2, “Supplemental Balance Sheet Disclosures” for further details.

(b)	Goodwill represents the excess of the purchase consideration over the preliminary fair value of the net assets acquired. During the measurement period, there may be value ascribed to the fair market value of any equipment expected to be received which will reduce goodwill. The goodwill recognized is primarily attributable to the expected synergies from the Moog S-TEC® Agreement. Goodwill resulting from the Moog S-TEC® Agreement has been assigned to the Company’s one reporting unit and is fully deductible for U.S. income tax purposes.

Transition services agreement

Concurrent with the Moog S-TEC® Agreement, the Company entered into a transition services agreement with Moog, at no additional cost, to receive certain transitional services and technical support during the transition service period.

Acquisition and related costs

For the three and nine months ended June 30, 2026, the Company incurred acquisition costs of approximately $0.3 million and $1.0 million, respectively, which were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

Unaudited actual and pro forma information

For the nine months ended June 30, 2026, there were $2.3 million of Net sales attributable to the acquired businesses in the consolidated statements of operations.

The following unaudited pro forma summary presents consolidated information of the Company, including the acquisitions, as if the transaction had occurred on October 1, 2024:

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2026	2025
Net sales	$71,010,096	$76,962,638
Net income	$10,299,398	$12,839,992

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic research and development, and a reinstatement of elective 100% first-year bonus depreciation, among other provisions. The Company has evaluated the impact of these provisions on the Company’s effective tax rate in fiscal year 2025 and forward and has determined that it does not have a material impact.

As a result of the 2017 Tax Cuts and Jobs Act, the Company must amortize amounts paid or incurred for specified research and development expenditures, including software development expenses, ratably over 60 months, beginning at the mid-point of the tax year in which the expenditures are paid or incurred.

The effective tax rate for the three months ended June 30, 2026 was 10.5% and differs from the statutory tax rate primarily due to the effect of temporary and permanent tax differences related to stock-based compensation and favorable return to provision adjustments.

The effective tax rate for the nine months ended June 30, 2026 was 21.8% and differs from the statutory tax rate primarily due to the effect of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses.

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

5. Shareholders’ Equity and Share-Based Payments

At June 30, 2026, the Company’s Amended and Restated Articles of Incorporation provides the Company authority to issue 75,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Share-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation,” by using the fair value method for expensing stock options, performance-based equity awards and stock awards.

Total share-based compensation expense was approximately $654,471 and $832,120 for the three months ended June 30, 2026 and 2025, respectively. Total share-based compensation expense was approximately $2,066,689 and $1,633,823 for the nine months ended June 30, 2026 and 2025, respectively. Compensation expense related to share-based awards is recorded as a component of cost of sales, research and development expenses and selling, general and administrative expenses.

The following tables show share-based compensation expense by line item within our Consolidated Statement of Operations:

	Three Months Ended June 30,
	2026	2025
Cost of sales	$49,248	$52,087
Research and development	71,288	76,350
Selling, general and administrative	533,935	703,683
Total	$654,471	$832,120

	Nine Months Ended June 30,
	2026	2025
Cost of sales	$105,428	$92,347
Research and development	153,781	122,035
Selling, general and administrative	1,807,480	1,419,441
Total	$2,066,689	$1,633,823

As of June 30, 2026, unrecognized compensation expense of approximately $3,837,810, net of forfeitures, related to non-vested RSU’s, stock options, market based MSU’s and MSO’s under the 2019 Plan, will be recognized in future periods.

As of June 30, 2026, there were 217,448 unvested restricted stock units, 412,085 unvested non-qualified stock options and 139,171 unvested market based instruments outstanding under the 2019 Plan.

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

Subject to an adjustment necessary upon a stock dividend, recapitalization, forward split or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, extraordinary or unusual cash distribution, or similar corporate transaction or event, the maximum number of shares of common stock available for awards under the 2019 Plan is 750,000, plus 139,691 shares of common stock that were authorized but unissued under the Company’s 2009 Stock-Based Incentive Compensation Plan as of April 2, 2019, the effective date of the 2019 Plan, all of which may be issued pursuant to awards of incentive stock options. On April 18, 2024, the Company amended the 2019 Plan to include an additional 1,950,000 authorized shares available for issuance. As of June 30, 2026, there were 1,161,747 shares of common stock available for awards under the 2019 Plan.

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

The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $388,613 and $355,653 for the three months ended June 30, 2026 and 2025, respectively. The compensation expense related to stock options, and restricted stock awards issued to employees under the 2019 Plan was $962,862 and $769,304 for the nine months ended June 30, 2026 and 2025, respectively.

The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $146,006 and $137,577 for the three months ended June 30, 2026 and 2025, respectively. The compensation expense under the 2019 Plan related to restricted stock awards issued to non-employee members of the Board was $373,695 and $282,041 for the nine months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, unrecognized compensation expense of approximately $2,470,138, net of forfeitures, related to non-vested restricted stock under the 2019 Plan, will be recognized in future periods.

As of June 30, 2026, unrecognized compensation expense of approximately $778,485, net of forfeitures, related to non-vested stock options under the 2019 Plan, will be recognized in future periods.

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

Utilizing Monte Carlo simulation, the MSUs grant date fair value was estimated to be $587,500 with an $8.80 grant date fair value per award and the derived vesting periods were estimated to be 1.5 years.

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

For the three months ended June 30, 2026 and 2025, the Company recognized $97,917 and $253,779, respectively, of compensation expense related to MSU awards.

For the nine months ended June 30, 2026 and 2025, the Company recognized $572,033 and $483,722, respectively, of compensation expense related to MSU awards.

As of June 30, 2026, unrecognized compensation expense of approximately $440,625, net of forfeitures, related to non-vested MSU awards under the 2019 Plan, will be recognized in future periods.

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

On June 16, 2025, the Company’s closing share price exceeded the $9.88 MSOs targeted market threshold condition for 20 consecutive trading days for the MSOs granted February 18, 2025, thus meeting the market condition for exercisability subject to the vesting schedule and terms and conditions set for in the 2019 Plan. During the three months ended June 30, 2026, 6,582 MSOs vested and no MSOs were forfeited. During the nine months ended June 30, 2026, 32,912 MSOs vested and no MSOs were forfeited.

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

For the three months ended June 30, 2026 and 2025, the Company recognized $21,935 and $85,111, respectively, of compensation expense related to the MSO awards.

For the nine months ended June 30, 2026 and 2025, the Company recognized $158,100 and $98,757, respectively, of compensation expense related to the MSO awards.

As of June 30, 2026, unrecognized compensation expense of $148,562 associated with non-vested MSOs will be recognized in future periods under the 2019 Plan.

6. Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$4,489,323	$2,443,814	$11,982,478	$8,516,348
Denominator:
Basic weighted average shares	17,883,090	17,601,814	17,792,981	17,554,824
Dilutive effect of share-based awards	387,242	233,934	419,057	154,971
Diluted weighted average shares	18,270,332	17,835,748	18,212,038	17,709,795

Net income per common share:
Basic	$0.25	$0.14	$0.67	$0.49
Diluted	$0.25	$0.14	$0.66	$0.48

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

As of June 30, 2026 and 2025, 66,762 and 67,000 weighted average outstanding MSUs were included in the three months ended June 30, 2026 and 2025 weighted-average diluted shares calculation, respectively, using the if converted method. As of June 30, 2026 and 2025, 32,886 and 44,421 weighted average outstanding MSUs were included in the nine months ended June 30, 2026 and 2025 weighted-average diluted shares calculation, respectively, using the if converted method.

As of June 30, 2026 and 2025, there were 412,085 and 361,613 options to purchase common stock outstanding, respectively, and 66,762 and 201,000 MSUs subject to vesting outstanding, respectively.

As of June 30, 2026 and 2025, there were 217,448 and 339,782 shares of restricted stock units subject to vesting outstanding, respectively.

The weighted average outstanding diluted shares calculation excludes time vested options and MSOs with an exercise price that exceeds the average market price of shares during the period. Additionally, the weighted-average diluted shares calculation excludes RSUs that are deemed anti-dilutive when applying the treasury stock method.

For the three months ended June 30, 2026 and 2025, respectively, 50,472 and 241,934 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

For the nine months ended June 30, 2026 and 2025, respectively, 24,862 and 246,720 diluted weighted-average shares outstanding were excluded from the computation of diluted EPS because the effect would be anti-dilutive.

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

8. Related Party Transactions

On October 18, 2024, the Company entered into a consulting agreement with Peduzzi Associates, ltd. (“PAL”), an entity in which board member Maj. General Dean serves as President. PAL provides consulting services in support of the Company’s business development growth into the DoD. The initial term of the agreement was for one year and in consideration for services the Company paid PAL a retainer of $9,500 per month. In October 2025, the term of the agreement was extended for one year and this retainer was increased to $10,000 per month.

For the three months ended June 30, 2026 and 2025, the Company paid PAL $30,000 and $28,500, respectively.

For the nine months ended June 30, 2026 and 2025, the Company paid PAL $90,000 and $85,500, respectively.

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

The effective interest rate for the Initial Term Loan was 5.9% as of June 30, 2026.

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

There were no borrowings drawn on the Revolving Facility during the three and nine months ending June 30, 2026.

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

The effective interest rate for the Delayed Draw Term Loan was 7.7% as of June 30, 2026.

Debt Issuance Costs

For the Initial Term Loan, debt issuance costs of $246,148 were capitalized as contra-liabilities and are amortized as interest expense on a basis that approximates the effective interest method over the term of the Initial Term Loan debt. Contra-liabilities are netted against and presented as a direct deduction from the carrying amount of debt. The unamortized balance of the Initial Term Loan contra-liabilities as of June 30, 2026 was $188,043.

For the Revolving Facility and the Delayed Draw Term Loan, debt issuance costs of $295,378 and $443,066, respectively, were capitalized as assets and are amortized using straight-line amortization to interest expense over the terms of the respective debt. The current and non-current capitalized assets related to the Revolving Facility and the Delayed Draw Term Loan are aggregated to Current Other Assets and Non-Current Other Assets on the Consolidated Balance Sheet. The unamortized balances of the Revolving Facility and the Delayed Draw Term Loan included in current and non-current other assets as of June 30, 2026 were $238,630 and $357,945, respectively.

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

The Company was in compliance with all debt covenants as of June 30, 2026.

Commitment Fees

The 2025 Credit Agreement terms include Revolving Facility and Delayed Draw Term Loan Facility commitment fees.

For the three months ended June 30, 2026, unused line of credit fees of $16,625 under the Revolving Facility and $7,204 under the Delayed Draw Term Loan were included in interest expense.

For the nine months ended June 30, 2026, unused line of credit fees of $53,333 under the Revolving Facility and $60,939 under the Delayed Draw Term Loan were included in interest expense.

Long-term debt, excluding contra-liabilities, consisted of the following:

	June 30,	September 30,
	2026	2025
Total Debt	$54,500,000	$24,375,000
Less current maturities (b)	5,700,000	2,500,000
Total Long Term Debt (a)	$48,800,000	$21,875,000
(a)	As of June 30, 2026, Total Long Term Debt comprised $22.5 million of Initial Term Loan and $32.0 million of Delayed Draw Term Loan, respectively
(b)	As of June 30, 2026, Current Maturities of Debt comprised $2.5 million of Initial Term Loan and $3.2 million of Delayed Draw Term Loan, respectively.

As of June 30, 2026, scheduled annual payments based on the maturities of debt are expected to be as follows:

Fiscal year	Annual payments*
2026 (Three months remaining)	$ 1,425,000
2027	5,700,000
2028	5,700,000
2029	5,700,000
2030	35,975,000
Total	$ 54,500,000

* Excludes interest payments payable at each debt reset date

Loan Facilities Availability

As of June 30, 2026, the Company had availability of $30,000,000 under the Revolving Facility and $13,000,000 under the Delayed Draw Term Loan facility.

The Company has the right to request up to $25,000,000 in additional revolving commitments or incremental term loans, subject to lender approval and satisfaction of certain conditions.

10. Subsequent Events

On July 21, 2026, the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sparton Corporation, a Delaware corporation (“Seller”), pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Membership Interests”) of Sparton Aydin, LLC, a Delaware limited liability company doing business as Aydin Displays (“Aydin”). Founded over 50 years ago, Aydin designs and builds ruggedized displays for demanding defense and commercial applications across ground, sea, and air environments. Aydin serves the defense, homeland security, law enforcement, aviation and medical markets.

The aggregate purchase price for the Membership Interests was $24,500,000 (the “Purchase Price”), subject to customary adjustment based on the Company’s calculation of working capital, indebtedness and transaction expenses as set forth in the Purchase Agreement. The acquisition was financed through borrowings of approximately $24.5 million under the Company’s existing credit facility with J.P. Morgan Chase Bank, N.A.

The Purchase Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. The Seller has agreed to certain restrictive covenants, including a covenant not to compete with the Business (as defined in the Purchase Agreement) within the United States and Canada for a period of five years following the Closing. The Purchase Agreement also contains customary indemnification provisions, subject to certain limitations as set forth in the Purchase Agreement.

In connection with the closing of the acquisition, the parties entered into certain ancillary agreements, including a Transition Services Agreement pursuant to which Seller will provide certain transitional services to the Company, and a Supply Agreement between Aydin and Seller.

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

The Company has continued to position itself as a system integrator, which provides the Company with the capability and potential to generate more substantive orders over a broader product base. This strategy, as both a manufacturer and integrator, has positioned the Company to deliver cost-effective solutions for the general aviation, commercial air transport, and the DoD and governmental and foreign military markets. This approach, combined with the Company’s deep industry experience across OEMs and platforms, is designed to enable the Company to develop high-quality products and systems, to reduce product time to market and to achieve cost advantages over products offered by its competitors.

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

Cost of sales related to product and service sales comprise materials, components and third-party avionics purchased from suppliers, direct labor and overhead costs. Many of the components are standard, although certain parts are manufactured to meet the Company’s specifications. The overhead portion of cost of sales are primarily comprise salaries and benefits, building occupancy costs, supplies and outside service costs related to production, purchasing, material control and quality control. Cost of sales also includes warranty costs.

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

Derivative Financial Instruments

On June 30, 2026, we entered into a $53.7 million interest rate swap agreement. This interest rate swap is used to manage the risk associated with interest rate fluctuations on our $53.7 million variable rate term loans. Under this agreement, we pay interest to financial institutions at a fixed rate of 4.057 percent. In exchange, the financial institutions pay us at a variable rate, which approximates the variable rate on the debt, excluding the credit spread. These swaps qualify for hedge accounting treatment pursuant to ASC 815, Derivatives and Hedging. This swap expires in July 2030. While this interest rate swap is intended to mitigate the impact of rising interest rates on our variable rate indebtedness, it does not fully eliminate interest rate risk. Additionally, the fair value of the swap is subject to fluctuation based on changes in interest rates and market conditions, and any changes to interest rates and market conditions may adversely impact our results of operations, financial condition, and cash flows.

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

The Company believes that its critical accounting policies affect its more significant estimates and judgments used in the preparation of its condensed consolidated financial statements. The Annual Report on Form 10-K for the fiscal year ended September 30, 2025 contains a discussion of these critical accounting policies. See also Note 1 to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2026 included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

JUNE 30 2026 AND 2025

The following table sets forth the statements of operations data expressed as a percentage of total net sales for the periods indicated (some items may not add due to rounding):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Product	65.5%	68.8%	64.0%	64.1%
Services	34.5%	31.2%	36.0%	35.9%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Product	32.1%	47.8%	31.6%	37.2%
Services	16.2%	16.6%	16.0%	20.1%
Total cost of sales	48.3%	64.4%	47.6%	57.3%

Gross profit	51.7%	35.6%	52.4%	42.7%

Operating expenses:
Research and development	7.0%	3.8%	7.0%	4.8%
Selling, general and administrative	22.1%	17.2%	21.0%	18.9%
Total operating expenses	29.1%	21.1%	28.0%	23.6%

Operating income	22.6%	14.6%	24.4%	19.1%

Interest expense	(3.8)%	(1.7)%	(2.8)%	(2.0)%
Interest income	0.0%	0.0%	0.0%	0.0%
Other income	—%	—%	0.1%	0.0%

Income before income taxes	18.8%	12.9%	21.7%	17.1%

Income tax expense	2.0%	2.7%	4.7%	3.4%

Net income	16.8%	10.2%	17.0%	13.7%

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Net sales. Net sales for the three months ended June 30, 2026 increased by 10.7% to $26.7 million, up from net sales of $24.1 million for the three months ended June 30, 2025. The increase in net sales principally reflects an increase of $4.0 million in commercial aftermarket product sales, an increase of $2.1 million in business aviation and the contribution from recent acquisitions, partially offset by a decrease of $4.9 million in military product sales primarily as a result of a decline in F-16 revenues from elevated levels in the prior period. Services sales for the three months ended June 30, 2026 increased $1.3 million, or 17.2%, compared to Services sales for the three months ended June 30, 2025, of $8.8 million. The increase in Services sales primarily reflects an increase in service volumes related to the IRUs, radio, and autopilot product lines acquired in 2023, 2024, and 2026 of $1.3 million, an increase in engineering project revenue of $0.8 million, and a $0.2 million increase in legacy customer service revenue, partially offset by a $1.0 million decrease in F-16 service revenue.

Cost of sales. Cost of sales was $12.9 million, or 48.3% of net sales, for the three months ended June 30, 2026 compared to $15.6 million, or 64.4% of net sales, for the three months ended June 30, 2025. The change in cost of sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 principally reflects product mix, with net sales growth of $4.0 million in commercial aftermarket sales, $2.1 million in business aviation sales, and $1.3 million in net service sales, while military net sales decreased by $4.9 million. Gross profit was $13.8 million, or 51.7% of net sales, for the three months ended June 30, 2026 compared to $8.6 million, or 35.5% of net sales, for the three months ended June 30, 2025. The increase in gross margin principally reflects the increase in commercial and business aviation sales, which have higher margins than military sales.

Research and development. R&D expense increased $1.0 million, or 104.8%, to $1.9 million for three months ended June 30, 2026 from $0.9 million for the three months ended June 30, 2025. As a percentage of net sales, R&D expenses increased to 7.0% of net sales for the three months ended June 30, 2026 from 4.8% of net sales for the three months ended June 30, 2025. The increase in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional headcount to drive long-term growth for the next-gen capabilities that support multiple platforms and end markets. For the three months ended June 30, 2026, $0.7 million of R&D expense was recharacterized as cost of sales related to the EDC sales, which was offset by $0.7 million in additional engineering staffing to support the next generation or products.

SG&A. SG&A expenses increased $1.8 million or 42.2%, to $5.9 million for the three months ended June 30, 2026 from $4.2 million for the three months ended June 30, 2025. The increase in SG&A expense for the three months ended June 30, 2026 was primarily the result of increases in employee-related costs of $0.6 million, and $1.2 million in costs largely related to new business from completed acquisitions that did not exist during the previous quarter. As a percentage of net sales, SG&A expenses were 22.1% for the three months ended June 30, 2026 compared to 17.2% for the three months ended June 30, 2025.

Interest expense. Interest expense was $1.0 million for the three months ended June 30, 2026, an increase of $0.6 million from $0.4 million for the three months ended June 30, 2025. The change was due to interest paid on new borrowings to finance acquisitions.

Interest income. Interest income was negligible for the three months ended June 30, 2026 and 2025, respectively.

Other income. Other income was $0 for the three months ended June 30, 2026 and $0 for the three months ended June 30, 2025.

Income taxes. Income tax expense was $0.5 million for the three months ended June 30, 2026 compared to income tax expense of $0.7 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was 10.5% as compared to 21.5% for the three months ended June 30, 2025. The decreases in income tax expense and the effective tax rate were primarily due to the effect of temporary and permanent tax differences related to stock-based compensation and favorable return to provision adjustments.

Net income. As a result of the factors described above, the Company’s net income for the three months ended June 30, 2026 was $4.5 million compared to net income of $2.4 million for the three months ended June 30, 2025. On a fully diluted basis, net income per share was $0.25 for the three months ended June 30, 2026, compared to a net income of $0.14 per share for the three months ended June 30, 2025.

Nine Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025

Net sales. Net sales for the nine months ended June 30, 2026 increased by 12.5% to $70.9 million, up from net sales of $62.0 million for the nine months ended June 30, 2025. The increase in net sales principally reflects an increase of $14.3 million in commercial aftermarket product sales and an increase of $2.7 million in business aviation, partially offset by a decrease of $10.8 million in military and product sales, primarily as a result by a decline in F-16 revenues from elevated levels in the prior period. Services sales for the nine months ended June 30, 2026, increased $2.8 million, or 12.6% to $25.2 million, compared to Services sales for the nine months ended June 30, 2025, of $22.4 million. The increase in Services sales primarily reflects growth in service volumes related to the IRUs, radio and autopilot product lines acquired in 2023, 2024, and 2026 of $5.5 million, an increase in engineering product revenue of $0.7 million and a $0.3 million increase in legacy customer service revenue, partially offset by a $3.7 million decrease in F-16 service revenue.

Cost of sales. Cost of sales was $33.8 million, or 47.6% of net sales, for the nine months ended June 30, 2026 compared to $35.6 million, or 57.3% of net sales, for the nine months ended June 30, 2025. The change in cost of sales for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 principally reflects product mix with net sales growth of $14.3 million in commercial aftermarket sales, $2.8 million in net service sales, and $2.7 million in business aviation sales, while military net sales decreased by $10.8 million. Gross profit was $37.1 million, or 52.4% of net sales, for the nine months ended June 30, 2026 compared to $35.6 million, or 42.6% of net sales, for the nine months ended June 30, 2025. The increase in gross margin principally reflects the previously mentioned net sales growth, a more favorable product mix within our commercial aftermarket product line and a higher proportion of commercial aftermarket revenue, which by nature has higher gross margins as compared to military business.

Research and development. R&D expense increased $2.1 million, or 72.7%, to $5.0 million for the nine months ended June 30, 2026 from $2.9 million for the nine months ended June 30, 2025. As a percentage of net sales, R&D expenses increased to 7.0% of net sales for the nine months ended June 30, 2026 from 4.7% of net sales for the nine months ended June 30, 2025. The increase in R&D expenses as a percentage of revenues in the quarter was primarily the result of additional headcount to drive long-term growth for the next-gen capabilities that support multiple platforms and end markets. For the nine months ended June 30, 2026, $1.6 million of R&D expense was recharacterized as cost of sales related to the EDC sales, which was offset by $1.3 million in additional engineering staffing to support the Company’s the next generation products.

SG&A. SG&A expenses increased $3.1 million, or 27.0%, to $14.9 million for the nine months ended June 30, 2026 from $11.7 million for the nine months ended June 30, 2025. The increase in SG&A expense for the nine months ended June 30, 2026 was primarily the result of increases in employee-related costs of $2.0 million and $1.2 million in costs largely related to new business from completed acquisitions that did not exist during the previous period. As a percentage of net sales, SG&A expenses were 21.0% for the nine months ended June 30, 2026 compared to 18.9% for the nine months ended June 30, 2025.

Interest expense. Interest expense was $2.0 million for the nine months ended June 30, 2026, an increase of $0.8 million from $1.2 million for the nine months ended June 30, 2025. The change was due to interest paid on new borrowings to finance acquisitions.

Interest income. Interest income was negligible for the nine months ended June 30, 2026 and 2025, respectively.

Other income. Other income was negligible for the nine months ended June 30, 2026 and 2025, respectively.

Income taxes. Income tax expense was $3.3 million for the nine months ended June 30, 2026 as compared to income tax expense of $2.1 million for the nine months ended June 30, 2025. The effective tax rate for the nine months ended June 30, 2026 was 21.8% as compared to 19.9% for the nine months ended June 30, 2025. The increases in income tax expense and the effective tax rate were primarily due to an increase in income before income taxes as well as the unfavorable effects of state income taxes, tax credits, temporary and permanent tax differences related to stock-based compensation and certain non-deductible expenses for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025.

Net income. As a result of the factors described above, the Company’s net income for the nine months ended June 30, 2026 was $12.0 million compared to net income of $8.5 million for the nine months ended June 30, 2025. On a fully diluted basis, net income per share was $0.66 for the nine months ended June 30, 2026, compared to a net income of $0.48 per share for the nine months ended June 30, 2025.

Liquidity and Capital Resources

The following table highlights key financial measures of the Company:

	As of	As of
	June 30,	September 30,
	2026	2025
Cash and cash equivalents	$10,694,977	$2,693,595
Accounts receivable	$15,984,217	$12,956,476
Current assets	$64,430,685	$50,727,300
Current liabilities	$21,694,282	$16,661,109
Contract liabilities	$1,371,909	$2,481,929
Other non-current liabilities	$49,065,604	$22,096,502
Quick ratio (1)	1.23	0.94
Current ratio (2)	2.97	3.04

	Nine Months Ended June 30,
	2026	2025
Cash flow activities:
Net cash provided by operating activities	$15,540,729	$10,336,200
Net cash used in investing activities	(36,209,906)	(5,504,928)
Net cash provided by (used in) financing activities	28,670,559	(4,768,490)
(1)	Calculated as: the sum of cash and cash equivalents plus accounts receivable, net, divided by current liabilities.
(2)	Calculated as: current assets divided by current liabilities.

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

1)a $25,000,000 initial term loan facility (the “Initial Term Loan”);

2)a $30,000,000 revolving credit facility (the “Revolving Facility”); and

3)a $45,000,000 delayed draw term loan facility (the “Delayed Draw Term Loan”).

See footnote 9. Loan Agreement to the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2026 included in this Quarterly Report on Form 10-Q for additional disclosures related to the 2025 Credit Agreement.

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

During the fiscal years ended September 30, 2024 and September 30, 2025, and during the three and nine months ended June 30, 2026, we did not sell any shares of common stock under the ATM Sales Agreement.

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

The Company did not pay cash dividends in fiscal years 2024 or 2025, or in the three and nine months ended June 30, 2026. The Company currently intends to retain future earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of any dividend in the future will be at the discretion of the Company’s Board of Directors and will depend on then-existing conditions, including our operating results, financial condition, business prospects and other factors the Board may deem relevant.

Operating activities

Net cash provided by operating activities was $15.55 million for the nine months ended June 30, 2026 and consisted primarily of funding from net income of $12.0 million and changes in working capital.

Net cash provided by operating activities was $10.3 million for the nine months ended June 30, 2025 and consisted primarily of funding from net income of $8.5 million and changes in working capital.

Investing activities

Net cash used in investing activities was $36.2 million for the nine months ended June 30, 2026 and was primarily due to the $22.0 million acquisition for the Honeywell Autopilot Agreement, $8.0 million for the Honeywell Generators Agreement and $3.5 for the S-TEC® acquisition. In addition, the Company spent $1.3 million for the purchase of an Eclipse business jet for research and development and $1.9 million for additions and improvements in the Company’s facilities and the purchases of equipment.

Net cash used in investing activities was $5.5 million for the nine months ended June 30, 2025 and consisted of expenditures related to additions and improvements in the Company’s facilities, purchases of equipment and computer software investment related to the Company’s ERP (“Enterprise Resource Planning”) implementation.

Financing activities

Net cash provided by financing activities was $28.7 million for the nine months ended June 30, 2026 and consisted of proceeds of $32.0 million from the delayed draw term loan to fund acquisitions offset by payments against the Company’s term loan of $1.9 million and $1.5 million for the tax payments of vested equity award shares withheld for taxes.

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

Backlog

	Three Months Ended	Nine Months Ended
	June 30, 2026
Backlog, beginning of period	$86,976,114	$77,428,498
Plus: bookings during period, net	13,277,315	66,997,043
Plus: acquired through acquisition	9,386,136	9,386,136
Less: sales recognized during period	(26,731,981)	(70,904,093)
Backlog, end of period	$82,907,584	$82,907,584

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

At June 30, 2026, our backlog was $82.9 million compared with $77.4 million at September 30, 2025. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 78% of our backlog over the next 12 months and approximately 95% over the next 24 months as revenue, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

The Company has no relationships with unconsolidated entities or financial partnerships, such as Special Purpose Entities or Variable Interest Entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates to its cash equivalents. The Company’s cash equivalents consist of funds invested in money market funds, which bear interest at a variable rate. A change in interest rates earned on the Company’s cash equivalents would impact interest income and cash flows but would not impact the fair market value of the underlying instruments. Assuming that the balances during the three and nine months ended June 30, 2026 were to remain constant and that the Company did not act to alter the existing interest rate sensitivity, a hypothetical +/-1% change in interest rates would not have a material impact on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such controls that occurred during the three and nine months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, refer to the “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 22, 2025. There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three and nine months ended June 30, 2026.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three and nine months ended June 30, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three and nine months ended June 30, 2026, no executive officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in 17 CFR § 229.408(c).

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

INNOVATIVE SOLUTIONS AND SUPPORT, INC.

Date: August 13, 2026	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Chief Financial Officer (on behalf of Registrant and as Principal Financial Officer and Principal Accounting Officer)